Form 10-K
period 1993-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 1994-03-31
CIK 276283

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 1993 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the Transition Period from ______ to ______

                         COMMISSION FILE NUMBER 0-8771

                                 -------------

                    EVANS & SUTHERLAND COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)

                   UTAH                               87-0278175
       (State or other jurisdiction of            (I.R.S.  Employer
       incorporation or organization)             Identification No.)

    600 KOMAS DRIVE, SALT LAKE CITY, UTAH               84108
   (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code:  (801) 582-5847

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     "None"

          Securities Registered Pursuant to Section 12(g) of the Act:

                             Title of Each Class
                             -------------------

                          Common Stock, $.20 par value
                       6% Convertible Debentures Due 2012
                        Preferred Stock Purchase Rights

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    NO
                                               ------     ------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $106,709,000 at December 31, 1993.

   At March 4, 1994, the registrant had issued and outstanding an aggregate of 8,517,395 shares of its common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 19, 1994 described in Part III hereof are incorporated by reference in this report.

                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   FORM 10-K

                                     PART I

ITEM 1.  BUSINESS
         --------

GENERAL:
- -------

     Evans & Sutherland Computer Corporation (herein called the Company or E&S) designs, manufactures, sells and services interactive computing systems and software for such systems. The Company's products are widely used for providing simulated visual scenes for vehicle operator training and engineering design, and for various other modeling and visualization applications. E&S has historically designed and manufactured equipment used for these modeling, visualization, and simulation applications and has maintained a leading position in the simulation business.

     The Company's current products are of three basic types:

      1. Visual systems which generate and display computed images of stored
         --------------
         digital models of various real-world environments. Such systems allow exploration of the stored data base, generally through the operation of a flight training simulator, a weapons training system, a whole-vehicle engineering simulator, or an entertainment application.

      2. Graphics accelerators which can be used as a component in high
         ---------------------
         performance interactive graphics display systems of a workstation. These machines allow users to make line drawings of the edges and vertices of models of three-dimensional objects and will also generate shaded images of such models stored in computer memory. These products allow for easy interaction with, and manipulation and alteration of, mathematical models and are useful tools for computer-aided design, analysis, research, and simulation. These products also support standard application programs generally available on workstations.

      3. Software systems which are used with interactive graphics systems for
         ----------------
         the creation of mathematically precise digital models of various objects for use in design and analysis.

     Evans & Sutherland was incorporated under the laws of the State of Utah on May 10, 1968. The Company, including subsidiaries, currently employs approximately 1,100 people and has its principal executive and operations facilities in Salt Lake City, Utah. The Company also has software design and production facilities in St. Louis, Missouri, and has several sales and service offices at various locations around the world.

RECENT DEVELOPMENTS:
- -------------------

     1. OEM agreement with IBM. In April of 1993, the Company signed an
        ----------------------
agreement with IBM under which IBM will re-market selected E&S high-end graphics accelerators to customers and distributors of IBM's RISC System/6000/TM/(1) workstation worldwide. The products will retain the E&S logo and will support IBM's AIX/TM/6000/(1)Operating System as well as selected IBM graphics application programming interfaces (API's). The new graphics accelerators developed by E&S will be available in the first half of 1994.

- ----------
(1) RISC System/6000/TM/ and AIX/TM/6000 are trademarks of IBM.

     2.  Investment in Iwerks Entertainment, Inc.  In August, 1993, the Company
         ---------------------------------------
made an equity investment in Iwerks Entertainment, Inc. (Iwerks) with the purchase of 210,526 shares of Iwerks preferred stock for the total purchase price of $2,000,000 or $9.50 a share. The preferred shares converted into the same number of common shares when Iwerks subsequently went public. At December 31, 1993, the shares were trading at $26.75 a share.

     E&S and Iwerks had previously joined forces to develop a new virtual reality product, Virtual Adventures, scheduled for completion in 1994. Virtual Adventures is a high-capacity virtual reality attraction geared toward the out-of-home entertainment market.

     3.  Purchase of Hughes Rediffusion by Thomson-CSF.  Since November of 1975,
         ---------------------------------------------
the Company has had a special working relationship with Hughes Rediffusion Simulation Ltd. (hereinafter "Rediffusion") of Crawley, England. The relationship was first covered by a collaboration agreement which was replaced October 11, 1986 by a working agreement which runs until October, 1997. The working agreement provides for an exclusive marketing and selling arrangement in the worldwide civil aviation market and in specific segments of the United Kingdom military market.

     On December 31, 1993, Thomson-CSF (hereinafter "Thomson"), of Paris, France, acquired Rediffusion from Hughes Aircraft. Discussions are being held with Thomson personnel regarding the terms and conditions of the working agreement which Thomson has said are not acceptable to them. Thomson recently invoked an 18 month cancellation provision based on decreased market share. Evans & Sutherland disputes the availability of the cancellation provision. The parties are continuing to seek a mutually acceptable ongoing relationship which may result in significant changes in the way the Company serves these two markets.

     4.  Restructuring of E&S operations.  Pursuant to a Board of Directors
         -------------------------------
decision in December, 1993, E&S implemented a restructuring of its operations that are expected to result in reduced costs and operating expenses of approximately $14,000,000 annually. The restructuring eliminated about 170 jobs worldwide (approximately 13% of the workforce) and entailed a one-time restructuring charge of $7,900,000 against operating earnings in the fourth quarter of 1993.

     The purpose of the restructuring was to respond to significant changes occurring within the traditional and highly competitive markets served by the Company enabling it to more effectively and efficiently focus appropriate resources in serving these markets as well as new emerging opportunities.

     5.  TRIPOS spin-off.  On March 16, 1994, the Company and its wholly-owned
         ---------------
subsidiary TRIPOS, Inc. filed with the Securities and Exchange Commission (SEC) a preliminary Information Statement and a Form 10 Registration Statement pertaining to the spin-off of TRIPOS to the stockholders of Evans & Sutherland in the form of a special dividend of TRIPOS stock. Significant costs of the spin-off were included in the $7,900,000 restructuring charge described in paragraph 3 above. The spin-off is subject to continuing review and approval by the Board of Directors and SEC review.

PRODUCTS AND MARKETS:
- --------------------

     1.  Visual Systems.  The Company produces visual systems that cover a broad
         --------------
range of price and performance. These visual systems include Computer Image Generator (CIG) Systems, display systems, models and other components used in training and engineering simulators and in entertainment and education. The Company's image generator products are given the designation ESIG(R)(2)followed by a number. A brief description of the products follow:

     ESIG 200:  Primarily a dusk/night system meeting all of the requirements
     --------
     for Federal Aviation Agency (FAA) Phase II training. The ESIG 200 displays 225 textured polygons and 4800 full color calligraphic light points per channel. An optional mode provides low-visibility daylight operation.

     ESIG 500:  A day/dusk/night system meeting all of the requirements for FAA
     --------
     Phase III training. Used for civil aviation training as well as military tactical and operational flight training, the ESIG 500 displays 500 textured polygons and 5000 calligraphic light points per channel.

     ESIG 600:  A day/dusk/night system which includes all of the basic
     --------
     performance factors of the ESIG 500 as well as significant enhancements. The ESIG 600 displays 1000 textured polygons and 5000 calligraphic light points per channel. Contour texture and photographic texture capability are available along with an increased number and size of texture maps. Non-linear image mapping is also available for compatibility with a large range of dome displays.

     ESIG 2000:  During 1991, the Company introduced the ESIG 2000, one of the
     ---------
     most cost-effective system produced for simulation applications. Both initial orders and deliveries of these systems were achieved during that year. Systems have been installed in gunnery and battlefield simulation applications, and systems have been sold overseas. During the fourth quarter of 1992, the ESIG 2000 was selected as the visual image generator system for the U.S. Army's Close Combat Tactical Trainer (CCTT) ground forces training system. This long-term contract is one of the largest secured in the history of the Company.

     LIBERTY/TM/(3):  A very low-cost image generator, compatible with ESIG 2000
     --------------
     models and selling for under $100,000, was announced at SIGGRAPH in July of 1993. Shipments of this new system are expected by mid-1994.

     ESIG 3000:  The ESIG 3000 is a moderately priced, high-performance system
     ---------
     which is expected to serve customer requirements across a broad range of applications. It serves mid-range and high-performance requirements for military training and forms the basis for our civil airline image generation product line.

     ESIG 4000:  The ESIG 4000 is a very high-performance system which is
     ---------
     expected to fill the most demanding requirements for military tactical training, including mission rehearsal and other applications where only highest performance will serve the customer's needs. The ESIG 4000 is especially designed to facilitate the rapid development of terrain and feature models using the latest in satellite and photographic data.

     Projectors, Domes, and Software:  E&S supplies other components required in
     -------------------------------
     the high-performance simulation market, including processors for infrared and radar simulation. Projector systems, helmet displays, dome structures, screen materials, and high-speed projectors for area-of-interest and target-display applications round out the hardware offerings to the simulation market. Modeling software and system integration is often a key element of the system solutions provided by the Company.

- ----------
(2) ESIG(R) is a registered trademark of the Company.
(3) Liberty/TM/ is a trademark of the Company.

     This broad range of capabilities provides solutions to virtually every visual system requirement. All ESIG family image generators are modular and expandable with the user's requirements. Extensive use of custom VLSI technology throughout the product line has been made to improve reliability, maintainability, and cost/performance ratio. E&S CIG products range in price from $100,000 to $10,000,000.

     2.  Graphics Accelerators.  In January, 1992, the Company entered into an
         ---------------------
agreement with Sun Microsystems Computer Corporation (SMCC) for the development of a line of high-performance interactive graphics accelerators to operate with Sun SPARCstation/TM/(4) products. The graphics accelerator products were introduced to the market in the fourth quarter of 1992 under the E&S trade name, Freedom Series/TM/(5), and have graphics functionality and performance starting above that of the current top-of-the-line Sun products. These accelerator products allow users of Sun machines to achieve graphics performance equal to or higher than that available on any other systems on the market. The arrangement with Sun is non-exclusive.

     The OEM agreement between the Company and IBM, as disclosed in the Recent Development portion of this report, provides a new business model for the graphics accelerator business and further provides new market access through the strong market presence of the Company's OEM partner.

     3.  Software Systems.  The Company's software systems used for the design
         ----------------
of industrial products, the Conceptual Design and Rendering System (CDRS), continues to be well accepted in the automobile industry. There has been some penetration into the large, non-automotive market. CDRS is an integrated product, with both general-purpose and special-purpose hardware and application software, that allows stylists to use familiar techniques to build accurate mathematical models of aesthetic shapes, such as auto bodies, and to generate very high-quality renderings of the shapes so designed. During 1992, the CDRS software was ported to workstation platforms manufactured by IBM, and during 1993 it was ported to hardware platforms manufactured by Silicon Graphics. The CDRS systems also works efficiently on Sun machines with the Company's Freedom Series graphics accelerator and is expected to run on IBM and any other workstations equipped with the Company's accelerators as they are introduced to the market.

     TRIPOS Associates, Inc. of St. Louis, Missouri, the Company's wholly-owned subsidiary, had a 20% increase in revenues during 1993, which was aided by the introduction of several new software products. TRIPOS acts as a Value Added Reseller (VAR) for several engineering workstation vendors.

MARKETING:
- ---------

     1.  Visual Systems.  Visual systems are primarily marketed by E&S or its
         --------------
agents, directly to end-users, sub-contractors, and prime contractors on a world-wide basis. In the civil airline market and specific segments of the British military market, the Company has had an exclusive working agreement with Rediffusion of Crawley, England. Rediffusion has recently been acquired by Thomson, which has indicated that the terms and conditions of the working agreement are unacceptable to it. Discussions are ongoing with respect to the continued relationship between the parties. These ongoing discussions may result in significant changes in the way in which the Company serves these markets (see Recent Developments). The Company has developed and continues to form marketing alliances in international markets. Such alliances are proving to be an effective method of reaching specific foreign markets.

- ----------
(4) SPARCstation/TM/ is a trademark of Sun Microsystems, Inc.
(5) Freedom Series/TM/is a trademark of the Company.

It is expected that other marketing alliances will be formed as new markets develop.

     2.  Graphics Accelerators and Software Systems.  Graphics accelerator
         ------------------------------------------
products were sold directly by the Company through its own specialist sales force during 1993. In the future such products will be sold OEM by the sales and marketing staffs of OEM customers. The IBM arrangement for such sales is in place with product deliveries expected in the first half of 1994, and all other graphics accelerator products, including those for Sun workstations, are expected to be sold through a similar OEM arrangement beginning early in 1994. Chemistry software products and industrial design products (CDRS) each have specialist sales people. Service for the installed base of E&S graphics accelerator products is provided through a customer engineering group which is organized along geographic lines similar to the sales organization. In the future, product support will be provided by OEM customers except for second level support to the OEM customer which will be provided by the Company from its Salt Lake City headquarters. Support for the chemistry software products is provided directly from TRIPOS in St. Louis.

SIGNIFICANT CUSTOMERS:
- ---------------------

     Sales through Rediffusion accounted for $21.0 million (15% of total sales) during 1993, $25.0 million (17% of total sales) during 1992, and $39.3 million (27% of total sales) during 1991. Value added resales of the Company's visual systems by Rediffusion have been made primarily to civil airlines and, to a lesser extent, to the United States and United Kingdom governments.

     Sales to the United States government and to prime contractors under government contracts were $47.1 million (33% of total sales) during 1993, $47.5 million (32% of total sales) during 1992, and $45.0 million (31% of total sales) during 1991. A portion of these sales are included in the sales to Rediffusion.

     The only customers accounting for more than 10% of the total sales during 1993 were Rediffusion and the United States government. The loss of any of these customers could have a material adverse effect on the revenues of the Company. Note the Rediffusion change of ownership described in the Recent Developments section, page 4, of this report.

COMPETITION:
- -----------

     Primary competitive factors for the Company's products are performance and price. Because competitors are constantly striving to improve their products, E&S must assure that it continues to offer products with the best technical capability at a competitive price. The Company believes that it is able to compete well in this environment and that it will continue to be able to do so.

     Evans & Sutherland's line of graphics accelerators for use with Sun and IBM workstations sells into the competitive market for high-performance engineering workstations. The sale of these products through a strong OEM partner should
enhance the Company's competitive ability.   The Company believes it can compete
successfully under these conditions.

     Evans & Sutherland has been a major supplier of visual systems to the civil airlines market worldwide. It has marketed its products through Rediffusion, now owned by Thomson. Thomson, which is a competitor of the Company, has indicated that the terms and conditions of the Rediffusion working agreement are unacceptable to it. Discussions between the parties, for the purpose of developing a suitable ongoing relationship, are continuing (see Recent Developments). Flight Safety, Link Miles (also owned by Thomson), and CAE (the Canadian parent of CAE Link) are the main competitors in this market.

     E&S has continued to gain market share in visual systems in the U.S. military simulation market. CAE Link and Martin Marietta (the latter through the recently acquired General Electric division) are the major competitors in this market. The Company's sales of military and tactical training visual systems have remained in the mid-$40 million range for the past several years. While sales are not expected to change significantly in the coming year, the level of new orders that are being received is expected to bring future growth in revenues. The awarding of the U.S. Army's large CCTT program (which uses the Company's ESIG 2000 image generator systems) to a team headed by Loral Federal Systems (formerly a unit of IBM) should result in revenues through the end of the decade. The Company has been successful in winning a number of related ground warfare programs throughout the world.

     The Company has continued to be successful in the international (non-civil) simulation business. Sales in 1993 increased to $38.0 million. Significant competitors include the previously mentioned simulation companies.

     E&S is a significant factor in the chemistry information software market, where the total market is small, but growing, and where the Company is a principal supplier among several relatively small vendors.

BACKLOG:
- -------

     The Company's backlog was $68,685,000 on December 31, 1993, compared with $75,900,000 on December 25, 1992, and $74,700,000 on December 27, 1991. The
predominant portion of the backlog as of December 31, 1993, is for visual simulation products. Approximately 72% of the backlog will be delivered during fiscal 1994. It is the Company's normal practice to book backlog only upon receipt and acceptance of purchase orders and contracts. It should be recognized that booked orders may be changed or canceled; however, the historical effect of such changes and cancellations has been minimal.

INTERNATIONAL SALES:
- -------------------

     A significant amount of the Company's sales volume is for international end-users. Sales made to Rediffusion and known by E&S to be ultimately installed outside the United States are considered as international sales by the Company. In order to take full advantage of this sales pattern, the Company operated a wholly-owned Foreign Sales Corporation (FSC) subsidiary through fiscal year 1993, the use of which resulted in tax benefits in 1993 amounting to approximately $343,000. Rediffusion sales classified as international sales, plus direct sales by E&S to international customers, comprised 49% of the Company's 1993 sales volume.

DEPENDENCE ON SUPPLIERS:
- -----------------------

     Most parts and assemblies used by E&S are readily available in the open market; however, a limited number are available only from a single vendor. In these instances the Company stocks a substantial inventory and attempts to develop alternative components or sources where appropriate.

PATENTS:
- -------

     Evans & Sutherland owns a number of patents and is a licensee under several others developed principally at the University of Utah. Several patent applications are presently pending in the United States, Japan, and several European countries. E&S is continuing the practice, begun in 1985, of copyrighting chip masks designed by the Company and has instituted copyright procedures for these masks in Japan.

     E&S does not rely on, and is not dependent on, patent ownership for its competitive position. Rather, the Company relies on its depth of technological expertise. Were any or all patents held to be invalid, management believes that the Company would not suffer significant damage. However, E&S actively pursues patents on its new technology.

RESEARCH & DEVELOPMENT:
- ----------------------

     Expenses for company-funded research and development increased 1% during 1993, and the Company continues to fund almost all R&D efforts internally.

     It is anticipated that high levels of R&D will continue in support of essential product development and research efforts to ensure the Company maintains technical excellence, leadership, and market competitiveness. However, it is further anticipated that R&D, as a percentage of sales, will decline over the next few years.

ENVIRONMENTAL STANDARDS:
- -----------------------

     The Company believes that its facilities and operations are within standards fully acceptable to the Environmental Protection Agency and that all facilities and procedures are in accord with environmental rules and regulations, as well as federal, state and local laws.

SEASONALITY:
- -----------

     The Company believes that there is no inherent seasonal pattern to its business. However, sales volume continues to fluctuate month-to-month or quarter-to-quarter due to relatively large individual sales and the random nature of customer-established shipping dates. Although the Company's volume has been skewed toward the fourth quarter in the past few years the Company knows of no reason for such a sales pattern and does not know if it will continue.

ITEM 2.  PROPERTIES
         ----------

     Evans & Sutherland's principal operations are located in the University of Utah Research Park, in Salt Lake City, Utah, where it owns and occupies six buildings totaling approximately 442,000 square feet. These buildings are located on land leased from the University of Utah on 40 year land leases. Two of the buildings have options to renew for an additional 40 years, and four have options to renew for 10 years.

     The Company's chemistry software subsidiary, TRIPOS Associates, Inc. in St. Louis, Missouri, is housed in 22,200 square feet of leased space.

     E&S also leases 22,000 square feet of warehouse space in Salt Lake City and holds leases on several sales and service facilities located throughout the U.
S. and in Europe.

     Evans & Sutherland owns 46 acres of land in North Salt Lake in an undeveloped industrial area. This land was acquired for possible future expansion.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     Neither the Company, nor any of its subsidiaries, is a party to any material legal proceeding other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

                                Not Applicable

                                   FORM 10-K

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON
         ----------------------------------
         STOCK AND RELATED SECURITY HOLDER MATTERS
         -----------------------------------------

(A)  Price Range of Common Stock:
     ---------------------------

     The Company's Common Stock is traded in the over-the-counter market.
     Prices are quoted in the National Market System of the National Association of Security Dealers Automated Quotation System ("NASDAQ") under the symbol ESCC. The following table sets forth the range of the closing prices of the stock for the calendar quarters indicated, as reported by NASDAQ. Quotations represent actual transactions in NASDAQ'S quotation system but do not include retail markup, markdown or commission.

                         HIGH      LOW
                        ------    ------
1 9 9 3
      First Quarter     18 3/4    14
      Second Quarter    17 3/4    14 1/4
      Third Quarter     18 1/4    15
      Fourth Quarter    20        16 1/4

1 9 9 2
      First Quarter     23        16
      Second Quarter    18 3/8    14 1/2
      Third Quarter     16 1/2    14 1/4
      Fourth Quarter    19        13 1/4

(B)  Approximate Number of Equity Security Holders:
     ---------------------------------------------

                                          Approximate Number of
                                              Record Holders
               Title of Class           (As of December 31, 1993)
         -----------------------------  -------------------------
         Common Stock, $0.20 Par Value          4,125(1)

- ----------
(1) Included in the number of stockholders of record are shares held in "nominee" or "street" names.


(C),(D)  Dividends:
         ----------

         Evans & Sutherland has never paid a cash dividend on its Common Stock, retaining its earnings for the operation and expansion of its business. The Company intends for the foreseeable future to continue the policy of retaining its earnings to finance the development and growth of its business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

 (Dollars in thousands except per share amounts)

                            1993        1992        1991        1990        1989
                         ----------  ----------  ----------  ----------  ----------
FOR THE YEAR:
  Net sales............. $  142,253  $  148,594  $  144,890  $  157,551  $  138,564
  R & D expense.........     31,757      31,342      32,068      27,671      35,631
  Earnings (loss) before
   extraordinary gain
   and income tax
   change...............      1,826       6,849       9,452      16,581        -105
    Per share...........       0.22        0.78        1.07        1.84       -0.01
  Net earnings..........      4,093       7,558      10,704      16,581       1,004
    Per share...........       0.50        0.86        1.21        1.84        0.12
  Weighted average
   number of shares
   outstanding..........  8,256,331   8,780,051   8,863,075   9,019,241   8,683,541
  Return on equity......        3.1%        5.7%        8.4%       14.9%        1.0%
AT END OF YEAR:
  Current assets........ $  155,138  $  141,824  $  154,320  $  149,827  $  136,188
  Current liabilities...     34,466      29,286      32,040      36,442      45,102
    Current ratio.......        4.5         4.8         4.8         4.1         3.0
  Working capital.......    120,672     112,538     122,280     113,385      91,086
  Net fixed assets......     48,247      53,531      56,307      59,526      57,802
  Total assets..........    210,137     200,979     215,072     213,785     200,612
  Long-term debt........     37,066      37,067      45,715      51,609      51,745
  Stockholders' equity..    137,030     130,795     133,339     122,045     101,020
  Stockholders' equity
   per outstanding
   share................      16.41       15.91       15.01       13.81       11.80

QUARTERLY FINANCIAL DATA: (UNAUDITED)

                                                    QUARTERLY PERIOD ENDED
                                                -------------------------------
                                                APRIL 2 JULY 2  OCT. 1  DEC. 31
                                                ------- ------- ------- -------
1993:
  Net sales.................................... $29,916 $36,009 $33,368 $42,960
  Gross profit.................................  14,949  18,847  18,379  24,400
  Earnings (loss) before extraordinary gain and
   income tax change...........................  -1,409     867   3,646  -1,278
  Cumulative effect of change in accounting for
   income taxes................................   2,267     --      --      --
  Net earnings (loss)..........................     858     867   3,646  -1,278
  Earnings (loss) per share before
   extraordinary gain and income tax change....   -0.17    0.11    0.44   -0.15
  Cumulative effect of change in accounting for
   income taxes................................    0.27     --      --      --
  Earnings (loss) per common and common
   equivalent share............................    0.10    0.11    0.44   -0.15

QUARTERLY FINANCIAL DATA--CONTINUED: (UNAUDITED)

                                                    QUARTERLY PERIOD ENDED
                                               --------------------------------
                                                                 SEPT.
                                               MARCH 27 JUNE 26   25    DEC. 25
1992:                                          -------- ------- ------- -------
  Net sales................................... $30,825  $35,413 $35,312 $47,044
  Gross profit................................  15,844   18,078  17,745  29,064
  Earnings (loss) before extraordinary gain...     -30      810     849   5,220
  Extraordinary gain from repurchase of con-
   vertible debentures, net...................     289      --       94     326
  Net earnings................................     259      810     943   5,546
  Earnings per share before extraordinay gain.     --      0.09    0.10    0.62
  Earnings per share from extraordinary gain..    0.03      --     0.01    0.04
  Earnings per common and common equivalent
   share......................................    0.03     0.09    0.11    0.66


                     [THIS SPACE INTENTIONALLY LEFT BLANK]

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------
         (Dollars In Thousands)

SUMMARY
- -------

The following table sets forth, for the periods indicated, the percentages which selected items in the Statements of Earnings bear to total sales of the Company and the percentage increase or decrease in such items as compared to the indicated prior period:

                               Percentage of Total Sales
                             ------------------------------
                             52 Weeks   53 Weeks   52 Weeks   Period-to-period
                               Ended      Ended      Ended   Increase/(Decrease)
                             Dec. 31,   Dec. 25,   Dec. 27,  -------------------
                               1993       1992       1991     1992-93    1991-92
                             --------   --------   --------  --------   --------
Sales                          100.0%     100.0%     100.0%     -4.3%      2.6%
Cost of Sales                   46.2       45.7       45.5      -3.2       3.0
                               -----      -----      -----
  Gross profit                  53.8       54.3       54.5      -5.1       2.2
Expenses:
  Marketing, general and
   administrative               28.2       25.7       23.4       4.9      13.1
  Research and development      22.3       21.1       22.1       1.3      -2.3
  Restructuring charge           5.6        -          -         -         -
                               -----      -----      -----
  Total                         56.1       46.8       45.5      14.6       5.6
                               -----      -----      -----
Operating earnings              -2.3        7.5        9.0    -129.1     -14.9
Other income (expense),
 net                             4.3       -0.1        1.5    7073.6    -104.0
Earnings before income         -----      -----      -----
 taxes and extraordinary
 gain                            2.0        7.4       10.5      -74.3    -27.7
Income tax expense               0.7        2.8        4.0      -75.9    -27.9
                               -----      -----      -----
Earnings before
 extraordinary gain and
 income tax change               1.3        4.6        6.5      -73.3    -27.5
Extraordinary gain from
 repurchase of convertible
 debentures, net                 -          0.5        0.9     -100.0    -43.4
Cumulative effect at
 December 26, 1992 of
 change in accounting for
 income taxes                    1.6        -          -          -        -
                               -----      -----      -----
Net earnings                     2.9%       5.1%       7.4%     -45.8%   -29.4%
                               =====      =====      =====

RESULTS OF OPERATIONS
- ---------------------

Evans & Sutherland's domestic and international businesses operate in highly competitive markets. The business of the Company is subject to national and worldwide economic and political influences such as recession, political instability, the economic strength of governments, and rapid changes in technology.

     Evans & Sutherland will continue to mitigate these factors by expanding its markets, building strategic alliances both domestically and internationally, and providing lower-priced products. Costs are being controlled through strict budgetary reviews, cost effective product design, and efficient and effective purchasing and manufacturing.

Sales:  The following table summarizes sales for the three years of 1991 through
- -----
1993 in the five market sectors served by the Company. Sales in 1993 declined 4% from 1992, compared to a 3% increase from 1991 to 1992.

                                                       SALES
                                        -----------------------------------
                                           1993         1992         1991
                                        ---------   -----------   ---------
    U.S. government and engineering     $  48,100   $    51,400   $  47,900
    Int'l. government and engineering      38,100        28,100      16,200
    Design systems                         37,700        39,900      39,900
    World civil pilot training             15,500        24,600      38,800
    Education and entertainment             2,800         4,600       2,100
                                        ---------   -----------   ---------
    Total                               $ 142,200   $   148,600   $ 144,900
                                        =========   ===========   =========

          U.S. government engineering sales decreased 6% from 1992 to 1993, compared to the 7% increase experienced from 1991 to 1992. Orders from the U.S. government, with some deliveries extending beyond 1993, were significantly above those for the prior year and were driven by a dramatic increase in the use of simulation by the Army for ground combat. The Company's ESIG 2000 has proven to be an ideal product to serve this market, where high volume and low cost are required. The U.S. military services and intelligence agencies are becoming increasingly interested in mission planning and rehearsal where very rapid production of complex, mission-specific databases are a critical requirement. The Company's ESIG 4000 is a well-positioned product to meet this need.

          Sales increased 36% in the international government and engineering sector from 1992 to 1993, compared to a 73% increase from 1991 to 1992. Growth continues to be strong, but the rate of growth has moderated, reflecting an unsettled political and business environment which is currently fueled by the cold war demise, the worldwide recession, and low oil prices. However, as with the U.S. military, the international military community is increasingly recognizing the use and value of simulation capability as a cost and performance effective solution to the accomplishment of its mission in a reduced budget environment. This is particularly evident in the rapidly growing ground warfare sector, where the Company succeeded in winning the highly sought after British Challenger Main Battle Tank Training Program. In Europe, lower-priced product offerings by the Company have also spurred interest in the commercial market.

          Design systems sales declined 6% in 1993 from 1992 and were flat from 1991 to 1992.

               Revenues from the Freedom Series graphics accelerators used with Sun Microsystems workstations, were well below expectations throughout 1993. The principal detractors to achieving anticipated sales levels were the lack of ported and validated third-party software and an inadequate commission incentive for Sun salesmen. Sun and E&S support teams, working together with the third-party suppliers have now made significant progress in alleviating much of the porting and validation bottleneck. Also, in a Company-wide restructuring announcement January 12, 1994, it was announced that the Design Systems Division was reorganizing to serve the graphics accelerator market entirely as an OEM supplier. On October 19, the Company announced an important OEM agreement with IBM, where IBM will market selected E&S high-end graphics accelerators that support IBM's RISC System/6000 workstations. IBM will use its worldwide sales force to re-sell the E&S product to its customers and will provide full service and support for these products. This combination is expected to provide new business for E&S beginning in 1994.

               Molecular Design (TRIPOS) sales for 1993 were nearly 20% above the 1992 sales level. Software license, support, and systems sales each contributed to the overall sales gain in 1993. The business group presently offers three software product lines for use with workstations, integrated by the molecular spreadsheet, a unique software integration tool. Please refer to the Recent Development section of this report for the announced SEC filing March 16, 1994 for the proposed spin-off of TRIPOS.

               Design Software (CDRS) sales were significantly higher in 1993 compared to 1992. The CDRS software offerings, the Freedom Series graphic accelerator, and the Sun Microsystems workstation are providing a winning combination as tools for styling and design. The CDRS products are now available on more platforms than any competitive products and will support the IBM/E&S platform at introduction in 1994. Ford Motor Company has renewed its commitment to CDRS with additional R&D funding, reaffirming CDRS as the leading product in the automotive styling market.

          The total number of civil airline visual systems ordered throughout the world declined markedly during the period 1991 through 1993. The Company's world civil pilot training business declined 37% in each of the periods 1992 to 1993 and 1991 to 1992, reflecting this continuing severe downturn. In 1993 the Company's share of new order placements dropped dramatically. The Company believes this drop, from a historically dominant position to approximately a 25% share of the new order business, was due to the failure of Rediffusion to appropriately focus its efforts on the independent visual business as it had in the past. Rediffusion made organizational changes in 1993 which included disbanding the business unit which had accounted for the bulk of the sales of the Company's products to the civil airline market.

          On December 31, 1993, Thomson purchased Rediffusion from Hughes Aircraft, including the responsibilities under the working agreement between Evans & Sutherland and Rediffusion. This agreement, which runs through October, 1997, covers the marketing of the Company's products to the civil airlines and to specific segments of the United Kingdom military market. Discussions between Thomson and the Company, with regard to the nature of the ongoing relationship, are being conducted. Thomson has invoked an 18 month cancellation provision based on decreased market share; however, Evans & Sutherland disputes the availability of the cancellation provision. Both parties continue to seek a suitable solution. The Company intends to continue to participate successfully in the civil airline market. Based on projected growth in air traffic miles and orders for new equipment this market is expected to experience some recovery, but not in 1994.

          Education and entertainment sales declined 39% in 1993 from 1992 compared to a 119% increase from 1991 to 1992. The decline principally reflected a higher than usual number of sales, in 1992, of Digistar planetarium projector units. In the latter half of 1993 the Company announced an agreement to develop interactive entertainment systems with Iwerks Entertainment, Inc. positioning it to participate in the emerging and exciting "Virtual Reality" entertainment market. This new business, however, had negligible contribution to 1993 sales results.

Cost of Sales:  As a percent of sales, cost of sales were 46%, 46%, and 45%,
- -------------
respectively, in 1993, 1992, and 1991. Enhanced competition for nearly all of the Company's products are putting added pressure on prices and margins. Thus, the cost of sales percentage is anticipated to rise slightly in 1994.

Expenses:  Total expenses as a percent of sales, excluding the restructuring
- --------
expenses in 1993, were 51%, 47%, and 46%, respectively, for 1993, 1992, and 1991.

     Marketing, General, and Administrative:  Marketing, general, and
     --------------------------------------
     administrative expenses were 5% higher in 1993 compared to 1992 and, as a percent of sales, were slightly higher than 2% above the expense level of 1992. The total increase came from the Graphics and TRIPOS business groups and was predominantly marketing related. The Simulation Division and the Design Software business groups actually experienced reductions in their marketing expenses.

         Expense rose 13% in 1992 from 1991. As a percent of sales, expenses were 2% above the 1991 level. Strong marketing activities for the ESIG 2000 and ESIG 3000 in the Simulation Division and expenses surrounding the introduction and initial selling of the Freedom Series accounted for a substantial portion of the increase. The Company believes future sales opportunities in these areas justified increased expense.

     Research and Development:  Company-funded research and development
     ------------------------
     increased 1% in 1993 from 1992, compared to a 2% decrease from 1991 to 1992. As a percent of sales, there was a 1% increase from 1992 to 1993. Management continues to practice stringent expense controls with the intent of reducing research and development expense, as a percent of revenues, over the next few years. However, high levels of R&D will continue in support of essential product development to ensure that the Company maintains technical excellence and market competitiveness. The Company continues to fund almost all R&D costs internally.

     Restructuring Expense:  As stated elsewhere in this report, the markets
     ---------------------
     served by the Company are undergoing significant changes presenting particular challenges and opportunities. For the Company to effectively meet the needs of its customers, major reorganization was essential. This restructuring, essentially completed in January, 1994, affected every business group in the Company. The graphics accelerator business group has been reorganized to serve its market sector entirely as an OEM supplier. The Simulation Division has been reorganized to focus its enterprise on the applications of its two major customer groups. The government sector, serving mainly domestic and international military training needs, is growing in importance to the Company and has generally lower margins and specialized service requirements. The commercial business sector serves the civil airline business which continues in a cyclical downturn. This sector also includes the emerging opportunities in the fields of entertainment and education which share the same commercial nature and margin structure. The final changes and adjustments are incident to the probable spin-off of the Company's TRIPOS subsidiary to the Company's stockholders.

         The Company-wide restructuring expense, as recognized in the fourth quarter of 1993, was comprised of the following general expense elements:

      1.  Reduction in-force payroll and related benefits expense*   $3,100,000
      2.  Equipment, facilities, and inventory adjustment,
          write-off or write-down                                     2,100,000
      3.  Software development accruals and licenses,
          write-off or write-down                                       600,000
      4.  TRIPOS spin-off expenses*                                   1,400,000
      5.  Other*                                                        700,000
                                                                     ----------
           Total restructuring expense                               $7,900,000
                                                                     ==========

* Estimated to be cash expenditures except for $600,000 asset write-off in Item no. 4 (TRIPOS spin-off expense). The total estimated cash outlay is $4,600,000.

Other Income (Expense), Net:  Other income (expense), net, increased 7074% in
- ---------------------------
1993 from 1992, compared to a 104% decline from 1991 to 1992.

     Interest income declined 19% and 27% respectively in 1993 from 1992 and in 1992 from 1991 due to lower interest rates. Some offset occurred in 1992 due to higher balances of cash and cash equivalents and temporary cash investments.

     Interest expense declined 15% and 21% respectively in 1993 from 1992 and in 1992 from 1991 due to a lower balance of the Company's outstanding convertible debentures during both 1993 and 1992 and also due to the payoff of 8.5% and 10.125% mortgages in early 1992.

     Sales of appreciated assets during 1993 and 1991 resulted in net realized gains of $6,238 and $2,315 respectively. The underlying marketable securities comprising these sales were 510,000 shares of VLSI common stock, sold in 1993, and 50,000 shares of Adobe common stock, sold in 1991. There were no sales of appreciated assets in 1992.

Extraordinary Gain:  The Company realized extraordinary gains of $709 and $1,252
- ------------------
in 1992 and 1991, respectively, but no extraordinary activity occurred in 1993. The gains resulted from repurchase by the Company of its 6% Subordinated Convertible Debentures at less than par.

Provision for Income Taxes:  Provision for income taxes was 36%, 38%, and 38% of
- --------------------------
pre-tax earnings, respectively, for 1993, 1992, and 1991. The rate decline in 1993 tax provisions results from reserve reductions due to favorable settlement of tax audits. The Company adopted FASB 109 in the first quarter of 1993 as described in Note (1) (l) to the Consolidated Financial Statements with the resulting tax effects shown as a separate line item in the Consolidated Financial Statements of Earnings.

LIQUIDITY AND CAPITAL COMMITMENTS
- ---------------------------------

     Funds to support the Company's operations come mainly from: Net cash provided by operating activities, sales of marketable securities, and proceeds from employee stock purchase and option plans. The Company also has cash equivalents and temporary cash investments which can be used as needed for operating funds.

     During 1993, operating activities provided $28,092, proceeds from the sale of marketable securities added $7,089, and employee stock purchases contributed $2,084. The major use of cash in investing activities was to purchase $8,265 of capital equipment, and an investment of $2,000 in marketable securities. The net result was an increase in cash and temporary cash investments from $52,023 in 1992 to $78,536 at the end of 1993.

     At the end of 1993, the Company owned marketable securities with a market value of approximately $14,207. As of February 18, 1994, the value of the assets had increased to $14,860.

     There were no material capital commitments at the end of 1993.

     The Company believes that, through internal cash generation, plus the cash investments and marketable securities identified above, it has sufficient resources to cover its cash needs during fiscal year 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     Financial statements included in Part II of this report are as follows:

     . Independent Auditors' Report

     . Consolidated Statements of Earnings - Years ended December 31, 1993,
       December 25, 1992, and December 27, 1991.

     . Consolidated Balance Sheets - December 31, 1993 and December 25, 1992.

     . Consolidated Statements of Stockholders' Equity - Years ended December
       31, 1993, December 25, 1992, and December 27, 1991.

     . Consolidated Statements of Cash Flows - Years ended December 31, 1993,
       December 25, 1992, and December 27, 1991.

     . Notes to Consolidated Financial Statements - Years ended December 31,
       1993, December 25, 1992, and December 27, 1991.

     Financial statements schedules included in Part IV of this report are as follows:

     . Schedule V     -  Property, Plant and Equipment

     . Schedule VI    -  Accumulated Depreciation and
                         Amortization of Property, Plant and Equipment

     . Schedule VIII  -  Valuation and Qualifying Accounts

     . Schedule X     -  Supplementary Income Statement Information

     Schedules other than those listed above are omitted because of the absence
of conditions   under which they are required or because the required
information is presented in the   Financial Statements or Notes thereto.

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors and Stockholders
Evans & Sutherland Computer Corporation:


We have audited the consolidated financial statements of Evans & Sutherland Computer Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans & Sutherland Computer Corporation and subsidiaries as of December 31, 1993 and December 25, 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                          KPMG Peat Marwick


Salt Lake City, Utah
February 18, 1994

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Earnings

    Years ended December 31, 1993, December 25, 1992, and December 27, 1991

                    (In thousands except per share amounts)

                                              1993         1992         1991
                                           ---------    ---------    ---------
Net sales                                  $ 142,253    $ 148,594    $ 144,890
Cost of sales                                 65,678       67,863       65,917
                                           ---------    ---------    ---------
    Gross profit                              76,575       80,731       78,973
                                           ---------    ---------    ---------
Expenses:
 Marketing, general, and administrative       40,154       38,278       33,841
 Research and development                     31,757       31,342       32,068
 Restructuring charge (note 18)                7,900            -            -
                                           ---------    ---------    ---------
                                              79,811       69,620       65,909
                                           ---------    ---------    ---------
    Operating earnings (loss)                 (3,236)      11,111       13,064

Other income (expense):
 Interest income                               2,738        3,371        4,609
 Interest expense                             (2,613)      (3,080)      (3,889)
 Gain on sale of marketable equity
  securities (note 5)                          6,238            -        2,315
 Miscellaneous                                  (296)        (378)        (854)
                                           ---------    ---------    ---------

    Earnings before income taxes,
     extraordinary gain, and cumulative
     effect of change in accounting
     principle                                 2,831       11,024       15,245

Income tax expense (note 9)                    1,005        4,175        5,793
                                           ---------    ---------    ---------

    Earnings before extraordinary gain
     and cumulative effect of change in
     accounting principle                      1,826        6,849        9,452

Extraordinary gain from repurchase of
 convertible debentures, net of income
 taxes of $435 in 1992 and $767 in 1991
 (note 7)                                          -          709        1,252

Cumulative effect at December 26, 1992,
 of change in accounting for income
 taxes (note 1)                                2,267            -            -
                                           =========    =========    =========
    Net earnings                           $   4,093    $   7,558    $  10,704
                                           =========    =========    =========

Earnings per common and common
 equivalent share:
 Before extraordinary gain and
  cumulative effect of change in
  accounting principle                     $     .22    $     .78    $    1.07

 Extraordinary gain from repurchase of
  convertible debentures                           -          .08          .14
 Cumulative effect of change in
  accounting principle                           .28            -            -
                                           =========    =========    =========
                                           $     .50    $     .86    $    1.21
                                           =========    =========    =========

See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                    December 31, 1993 and December 25, 1992

                  (Dollars in thousands except share amounts)

                 Assets                       1993        1992
                 ------                    ---------   ---------
Current assets:
 Cash and cash equivalents                 $   3,250   $   1,494
 Temporary cash investments                   75,286      50,529
 Receivables:
  Trade accounts, less allowance for
   doubtful receivables of $406 in 1993
   and $223 in 1992                           30,667      48,686

  Interest                                     1,076         944
  Employees and other                            399         345
                                           ---------   ---------
       Total receivables                      32,142      49,975

 Inventories, net (note 2)                    32,839      20,004
 Costs and estimated earnings in excess
  of billings on uncompleted contracts,
  net (note 3)                                10,048      18,734
 Prepaid expenses and deposits                 1,573       1,088
                                           ---------   ---------
       Total current assets                  155,138     141,824
                                           ---------   ---------

Property, plant, and equipment, at cost
 (note 4)                                    113,366     109,310
  Less accumulated depreciation and
   amortization                               65,119      55,779
                                           ---------   ---------
       Net property, plant, and
        equipment                             48,247      53,531
                                           ---------   ---------
Long-term investments, at cost (note 5):
 Marketable equity securities (market
  value of $14,207 in 1993 and $9,653
  in 1992)                                     3,178       2,030
 Other                                            35          35
                                           ---------   ---------
       Total long-term investments             3,213       2,065

Other assets, at cost, less accumulated
 amortization of $5,813 in 1993 and
 $6,089 in 1992                                3,539       3,559
                                           ---------   ---------
                                           $ 210,137   $ 200,979
                                           =========   =========

See accompanying notes to consolidated financial statements.

  Liabilities and Stockholders' Equity        1993         1992
  ------------------------------------     ---------    ---------
Current liabilities:
 Notes payable to banks (note 6)           $   2,685    $   2,652
 Accounts payable                              5,095        4,083
 Accrued expenses (note 8)                    19,321       17,365
 Customer deposits                            11,303        4,418
 Income taxes payable (note 9)                 2,112        6,566
 Deferred income taxes (note 9)               (6,050)      (5,798)
                                           ---------    ---------
       Total current liabilities              34,466       29,286
                                           ---------    ---------
Long-term debt (note 7)                       37,066       37,067

Deferred income taxes (note 9)                 1,575        3,831


Stockholders' equity (notes 10 and 15):
 Preferred stock, no par value;
  authorized 10,000,000 shares; no
  shares issued and outstanding                    -            -
 Common stock, $.20 par value;
  authorized 30,000,000 shares; issued
  and outstanding 8,352,525 shares in
  1993 and 8,219,268 shares in 1992            1,671        1,644
 Additional paid-in capital                   11,899        9,841
 Retained earnings                           122,951      118,858
 Cumulative translation adjustment               509          452
                                           ---------    ---------
       Total stockholders' equity            137,030      130,795
Commitments and contingencies (notes 11
 and 17)                                   ---------    ---------
                                           $ 210,137    $ 200,979
                                           =========    =========

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

    Years ended December 31, 1993, December 25, 1992, and December 27, 1991

                             (Dollars in thousands)

                                              1993         1992         1991
                                           ---------    ---------    ---------
Common stock:
 Beginning of year                         $   1,644    $   1,777    $   1,768
 Par value of shares issued for cash
  (155,497 shares in 1993,
  48,166 shares in 1992, and 44,161
  shares in 1991)                                 31           10            9
 Par value of shares purchased and
  retired (22,240 shares in 1993 and
  713,619 shares in 1992)                         (4)        (143)           -
                                           ---------    ---------    ---------
 End of year                                   1,671        1,644        1,777
                                           ---------    ---------    ---------
Additional paid-in capital:
 Beginning of year                             9,841       19,779       19,047
 Proceeds in excess of par value of
  shares issued for cash                       2,385          660          684
 Compensation expense on employee stock
  purchase plan                                  101           62            -
 Tax benefit from issuance of common
  stock to employees                               -           22           48
 Cash paid in excess of par value on
  shares retired                                   -      (10,381)           -
 Retirement of treasury stock                   (428)        (301)           -
                                           ---------    ---------    ---------
 End of year                                  11,899        9,841       19,779
                                           ---------    ---------    ---------
Retained earnings:
 Beginning of year                           118,858      111,300      100,596
 Net earnings                                  4,093        7,558       10,704
                                           ---------    ---------    ---------
 End of year                                 122,951      118,858      111,300
                                           ---------    ---------    ---------
Cumulative translation adjustment:
 Beginning of year                               452          763          910
 Translation adjustment                           57         (311)        (147)
                                           ---------    ---------    ---------
 End of year                                     509          452          763
                                           ---------    ---------    ---------
Treasury stock:
 Beginning of year                                 -         (280)        (276)
 Acquisition of treasury stock (22,240
  shares in 1993, 1,189 shares in 1992,
  and 211 shares in 1991)                       (432)         (21)          (4)
 Retirement of treasury stock                    432          301            -
                                           ---------    ---------    ---------
 End of year                                       -            -         (280)
                                           ---------    ---------    ---------
    Total stockholders' equity             $ 137,030    $ 130,795    $ 133,339
                                           =========    =========    =========

See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

    Years ended December 31, 1993, December 25, 1992, and December 27, 1991

                                 (In thousands)

                                              1993         1992         1991
                                           ---------    ---------    ---------
Cash flows from operating activities:
 Net earnings                              $   4,093    $   7,558    $  10,704
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation and amortization on
   plant and equipment                        13,344       13,525       12,578
  Provision for write-down of inventory          114        1,308        1,383
  Gain on repurchase of convertible
   debentures                                      -       (1,144)      (2,019)
  Provision for warranty expense               1,121          655          683
  Loss on disposal of fixed assets and
   other assets                                  101          738          747
  Other amortization                           1,094        1,219        1,012
  Restructuring charge (note 18)               7,900            -            -
  Gain on sale of marketable equity
   securities (note 5)                        (6,238)           -       (2,315)
  Other, net                                     287          163          (31)
  Decrease (increase) in operating
   assets:
    Receivables                               17,197      (17,594)       2,471
    Inventories                              (13,278)       2,254         (795)
    Costs and estimated earnings in
     excess of billings on uncompleted
     contracts, net                            8,685         (220)       6,637

    Prepaid and other assets                    (175)         620         (751)
  Increase (decrease) in operating
   liabilities:
    Accounts payable and accrued
     expenses                                 (6,137)        (409)        (957)
    Income taxes payable                      (4,463)       5,414       (4,866)
    Deferred income taxes                     (2,507)      (2,087)       2,235
    Customer deposits                          6,954         (878)      (3,919)
                                           ---------    ---------    ---------
       Net cash provided by operating
        activities                            28,092       11,122       22,797
                                           ---------    ---------    ---------
Cash flows from investing activities:
 Net sales (purchases) of temporary
  cash investments                           (24,756)      23,841      (16,605)
 Proceeds from sale of marketable
  securities                                   7,089            -        2,352
 Investment in marketable securities          (2,000)           -            -
 Payment for purchase acquisition, net
  of cash acquired                                 -       (1,428)           -
 Increase in capitalized software and
  intangible and other assets                 (1,159)      (1,063)        (890)
 Capital expenditures                         (8,265)     (11,251)     (10,662)
 Proceeds from disposal of fixed assets
  and other assets                               182           84          612
                                           ---------    ---------    ---------
       Net cash (used in) provided by
        investing activities                 (28,909)      10,183      (25,193)
                                           ---------    ---------    ---------

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

    Years ended December 31, 1993, December 25, 1992, and December 27, 1991

                                 (In thousands)

                                             1993        1992        1991
                                           -------    ---------    --------
Cash flows from financing activities:
 Payments for repurchase of convertible
  debentures                               $     -    $  (3,196)   $ (3,777)
 Principal payments on long-term debt           (1)      (4,389)       (136)
 Net borrowings (payments) under line
  of credit agreements                         255       (5,408)      2,928
 Retirement of common stock                      -      (10,524)          -
 Net proceeds from issuance of common
  stock                                      2,084          649         689
                                           -------    ---------    --------
       Net cash provided by (used in)
        financing activities                 2,338      (22,868)       (296)
                                           -------    ---------    --------
Effect of foreign exchange rate changes
 on cash                                       235           63         241
                                           -------    ---------    --------

Net change in cash and cash equivalents      1,756       (1,500)     (2,451)
Cash and cash equivalents at beginning
 of year                                     1,494        2,994       5,445
                                           -------    ---------    --------
Cash and cash equivalents at end of year   $ 3,250    $   1,494    $  2,994
                                           =======    =========    ========
Supplemental Disclosures of Cash Flow Information
- -------------------------------------------------
Cash paid during the year for:
 Interest (net of amount capitalized)      $ 2,537    $   3,223    $  3,996
 Income taxes                                6,379        2,012       9,773

See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          December 31, 1993, December 25, 1992, and December 27, 1991

                (Dollars in thousands except per share amounts)

(1) Summary of Significant Accounting Policies
    ------------------------------------------

   (a) Fiscal Year
       -----------

   The Company's fiscal year ends the last Friday in December. The fiscal year-ends for the years included in the accompanying consolidated financial statements are the periods ended December 31, 1993, December 25, 1992, and December 27, 1991. Unless otherwise specified, all references to a year are to the fiscal year ending in the year stated.

   (b) Principles of Consolidation
       ---------------------------

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   (c) Revenue Recognition
       -------------------

   Sales of products and services to customers are generally recorded when the products are shipped to the customer or the service has been completed.

   The Company records income from long-term contracts using the percentage-of-completion method, determined by the ratio of costs incurred to management's estimate of total anticipated costs. If estimated total costs on any contract indicate a loss, the Company provides currently for the total anticipated loss on the contract. Billings on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings and are recorded as a net asset in the accompanying consolidated balance sheets.

   (d) Cash Equivalents
       ----------------

   For purposes of reporting cash flows, the Company considers all highly liquid financial instruments purchased with an original maturity to the Company of three months or less to be cash equivalents.

   (e) Temporary Cash Investments
       --------------------------

   Temporary cash investments, consisting of U.S. government securities, are stated at cost, which approximates market value. All such investments have original maturities to the Company of greater than three months.

   (f) Inventories
       -----------

   Raw materials and supplies inventories are stated at the lower of weighted average cost or market. Work-in-process and finished goods are stated on the basis of accumulated manufacturing costs, but not in excess of market (net realizable value).

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

   (g) Property, Plant, and Equipment
       ------------------------------

   Property, plant, and equipment are stated at cost. Depreciation and amortization are computed using the straight-line and double-declining balance methods based on the estimated useful lives of the related assets.

   (h) Other Assets
       ------------

   Other assets include deferred bond offering costs, capitalized software development costs, and goodwill, and are being amortized on a straight-line basis over the bond term, estimated useful lives, and twelve years, respectively.

   (i) Marketable Equity Securities
       ----------------------------

   Marketable equity securities are stated at the lower of cost or market. Market is determined using the closing published market price at year-end.

   In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company is required to adopt provisions of Statement 115 beginning January 1, 1994, prospectively. Statement 115 requires that debt and equity securities be grouped into one of three categories; (i) held-to-maturity, (ii) available-for-sale, or (iii) trading. Financial accounting treatment of the various categories is as follows: (i) held-to-maturity securities will be accounted for using amortized book value similar to current standards; (ii) changes in the unrealized gain or loss on securities in the available-for-sale category will be reflected as an adjustment to stockholders' equity; (iii) unrealized gains or losses on trading securities will flow through the consolidated statements of earnings.

   The Company will classify all marketable equity securities as available-for-sale. If Statement 115 had been adopted on December 31, 1993, marketable equity securities and stockholders' equity would have been increased by $11,029.

   (j) Warranty Reserve
       ----------------

   The Company provides a warranty reserve for estimated future costs of servicing products under warranty agreements. Anticipated costs for product warranty are based upon estimates derived from experience factors and are recorded at the time of sale or over the contract period for long-term contracts.

   (k) Earnings Per Common and Common Equivalent Shares
       ------------------------------------------------

   Earnings per common and common equivalent shares have been computed based on the weighted average number of shares outstanding during the year, after giving effect, if necessary, to the assumption that all dilutive stock options were exercised at the beginning of the year or date of grant with the proceeds therefrom being used to acquire treasury shares. Earnings per common and common equivalent shares are based on 8,256,331, 8,780,051, and 8,863,075 shares outstanding for 1993, 1992, and 1991, respectively.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

   (l) Income Taxes
       ------------

   In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   Effective December 26, 1992, the Company adopted Statement 109 and it has reported the cumulative effect of the change in the method of accounting for income taxes in the 1993 consolidated statement of income.

   Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable in the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

   (m) Research and Development Costs
       ------------------------------

   Research and development costs are expensed as incurred.

   (n) Foreign Currency Translation
       ----------------------------

   The local foreign currency is the functional currency for the Company's foreign subsidiaries. Assets and liabilities of foreign operations are translated to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translation are reported as a separate component of stockholders' equity.

   Certain transactions of the foreign subsidiaries are denominated in currencies other than the functional currency, including transactions with the parent company. Transaction gains and losses are included in miscellaneous income (expense) for the period in which exchange rates change and amounted to net losses of $291 in 1993, $56 in 1992, and $831 in 1991.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2) Inventories
    -----------

   Inventories are summarized as follows:

                                 1993        1992
                               --------    --------
Raw materials and supplies     $ 15,035    $  8,178
Work-in-process                  14,470       9,448
Finished goods                    4,738       5,121
Inventory reserve                (1,404)     (2,743)
                               --------    --------
                               $ 32,839    $ 20,004
                               ========    ========

(3) Long-term Contracts
    -------------------

    Comparative information with respect to uncompleted contracts follows:

                                              1993         1992
                                           ---------    ---------
Accumulated costs and estimated
 earnings on uncompleted contracts         $ 260,288    $ 222,219

Less billings                                250,240      203,485
                                           ---------    ---------
                                           $  10,048    $  18,734
                                           =========    =========

Costs and estimated earnings in excess
 of billings on uncompleted contracts      $  28,063    $  30,269

Billings in excess of costs and
 estimated earnings on uncompleted
 contracts                                   (18,015)     (11,535)
                                           ---------    ---------
                                           $  10,048    $  18,734
                                           =========    =========

(4) Property, Plant, and Equipment
    ------------------------------

     The cost and estimated useful lives of property, plant, and equipment are summarized as follows:

                                   Estimated
                                  useful lives      1993        1992
                                  ------------   ---------   ---------
Land                                   -         $   1,436   $   1,436
Buildings and improvements          40 years        34,658      34,589
Machinery and equipment           3 to 8 years      71,907      68,463
Office furniture and equipment      8 years          3,428       3,575
Construction-in-process                -             1,937       1,247
                                                 ---------   ---------
                                                 $ 113,366   $ 109,310
                                                 =========   =========

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4) Property, Plant, and Equipment (continued)
    ------------------------------------------

   All buildings and improvements owned by the Company are constructed on land leased from an unrelated third party. Such leases extend for a term of 40 years from 1986, with options to extend two of the leases for an additional 40 years and the remaining four leases for an additional 10 years. At the end of the lease term, including any extension, the buildings and improvements revert to the lessor.


(5) Long-term Investments
    ---------------------

    Long-term investments, stated at cost, are summarized as follows:

                                           1993      1992
                                         -------   -------
Marketable equity securities:
 Iwerks Entertainment, Inc. (Iwerks)     $ 2,000   $     -
 VLSI Technology, Inc. (VLSI)              1,160     2,012
 Adobe Systems, Inc. (Adobe)                  18        18
                                         -------   -------
                                           3,178     2,030
Other investments                             35        35
                                         -------   -------
                                         $ 3,213   $ 2,065
                                         =======   =======

   Iwerks - The Company purchased 210,526 shares of common stock of Iwerks
   ------
   during 1993. The Company's investment in Iwerks represents less than a three percent ownership. Gross unrealized gains on the Iwerks investment amount to approximately $3,632 at December 31, 1993. As of February 18, 1994, gross unrealized gains amounted to approximately $3,105.

   VLSI - The Company owned 694,500 and 1,204,500 voting common shares of VLSI
   ----
   at December 31, 1993 and December 25, 1992, respectively. The Company's investment in VLSI, an electronics manufacturing company, represents less than a two percent ownership. A realized gain of $6,238 on the sale of 510,000 shares was recognized in 1993. Gross unrealized gains on the VLSI investment amounted to approximately $6,306, $6,872, and $7,100 at December 31, 1993, December 25, 1992, and December 27, 1991, respectively. As of February 18, 1994, gross unrealized gains on the investment amounted to approximately $7,087.

   Adobe - The Company owned 49,864 shares of Adobe common stock at December 31,
   -----
   1993, December 25, 1992, and December 27, 1991. The number of shares owned reflect an adjustment to 1992 and 1991 amounts for a two for one stock split declared in 1993. The Company's investment in Adobe represents less than a one percent ownership. A realized gain of $2,315 on the sale of 50,000 (pre-split) shares of Adobe stock was recognized in 1991. Gross unrealized gains on the Adobe investment amounted to approximately $1,091, $752, and $1,500 at December 31, 1993, December 25, 1992, and December 27, 1991, respectively. As of February 18, 1994, gross unrealized gains on the investment amounted to approximately $1,490.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6) Notes Payable to Banks
    ----------------------

   The following is a summary of notes payable to banks:

                                                       1993       1992
                                                     -------    -------
Balance at end of year                               $ 2,685    $ 2,652
Weighted average interest rate at end of year           10.0%       9.6%
Maximum balance outstanding during the year          $ 4,035    $ 8,343
Average balance outstanding during the year          $ 2,863    $ 4,591
Weighted average interest rate during the year          10.7%       8.2%

 The average balance outstanding and weighted average interest rate are computed based on the outstanding balances and interest rates at month-end during each year.

 The Company has unsecured revolving line of credit agreements totaling $4,319 at December 31, 1993, of which approximately $1,634 was unused and available. At December 31, 1993, the Company also had standby letters of credit outstanding totaling approximately $1,436 relating to performance obligations under long-term contracts.


(7) Long-term Debt
    --------------

 Long-term debt is summarized as follows:

                                                         1993       1992
                                                       --------   --------
6% convertible subordinated debentures, due 2012       $ 37,066   $ 37,066
Other                                                         -          1
                                                       --------   --------
  Long-term debt                                       $ 37,066   $ 37,067
                                                       ========   ========

   The six percent convertible subordinated debentures are due in 2012 and are convertible at any time prior to maturity into the Company's common stock at $48.50 per share, subject to adjustments in certain events. The debentures are redeemable at the Company's option, in whole or in part, at declining redemption premiums until March 1, 1997, and at par on and after such date. The Company is required to provide a sinking fund balance of five percent of the applicable principal amount of the debentures annually beginning March 1, 1998. The debentures are subordinated to all existing and future superior indebtedness.

   During 1992 and 1991, the Company repurchased $4,369 and $5,785, respectively, of convertible debentures on the open market. These purchases resulted in extraordinary gains of approximately $1,144 and $2,019, respectively. These extraordinary gains are shown net of income taxes in the accompanying consolidated statements of earnings.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8) Accrued Expenses
    ----------------

    Accrued expenses consist of the following:

                                          1993       1992
                                        --------   --------
Pension plan contribution (note 14)     $  2,432   $  6,496
Long-term contract reserve                   404      1,690
Unused vacation                            2,460      2,364
Restructuring (note 18)                    7,313          -
Other                                      6,712      6,815
                                        --------   --------
                                        $ 19,321   $ 17,365
                                        ========   ========

(9) Income Taxes
    ------------

   Components of income tax expense (benefit) follow, allocated to income from continuing operations:

                                   Share
                                    and
                                    stock
                                   option
              Current    Deferred  benefit   Total
              -------    --------  -------   ------
1993:
 Federal       $  962     $  (209)    $ -     $  753
 State            145         (32)      -        113
 Foreign          139           -       -        139
               ------     -------     ---     ------
               $1,246     $  (241)    $ -     $1,005
               ======     =======     ===     ======

1992:
 Federal       $4,918     $(1,524)    $19     $3,413
 State            752        (169)      3        586
 Foreign          176           -       -        176
               ------     -------     ---     ------
               $5,846     $(1,693)    $22     $4,175
               ======     =======     ===     ======

1991:
 Federal       $2,897     $ 1,935     $42     $4,874
 State            628         206       6        840
 Foreign           79           -       -         79
               ------     -------     ---     ------
               $3,604     $ 2,141     $48     $5,793
               ======     =======     ===     ======

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9) Income Taxes (continued)
    ------------------------

   The actual tax expense allocated to income from continuing operations differs from the "expected" tax expense for the three years shown (computed by applying the U.S. corporate tax rate of 34 percent) as follows:

                                             1993        1992       1991
                                           --------    -------    -------
Computed "expected" tax expense            $    963    $ 3,748    $ 5,183
Research and development and foreign
 tax credits                                   (160)      (344)      (132)
Foreign taxes                                   139        176         79
Losses of foreign subsidiaries                1,577        782        641
Federal and state refunds from prior
 tax years                                   (1,275)         -          -
Earnings of foreign sales corporation          (343)      (739)      (653)
State taxes (net of federal income tax
 benefit)                                        96        472        597
Other, net                                        8         80         78
                                           --------    -------    -------
                                           $  1,005    $ 4,175    $ 5,793
                                           ========    =======    =======

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 in accordance with Statement 109 are presented below:

Deferred tax assets:
 Restructuring accrual                     $  2,302
 Warranty, vacation, and other accruals       1,797
 Inventory reserves and other inventory-
   related temporary basis differences        1,022
 Pension accrual                                912
 Long-term contract related temporary
  differences                                   528
 Net operating loss carryforwards from
  acquired subsidiary, expiring
  primarily in 2006                             518

 Other                                          122
                                           --------
    Total gross deferred tax assets           7,201
    Less valuation allowance                    560
                                           --------
    Total deferred tax assets                 6,641
                                           --------
Deferred tax liabilities:
 Plant and equipment, principally due
  to differences in depreciation and
  capitalized interest                       (1,220)
 Capitalized software development costs        (824)
 Other                                         (122)
                                           --------
    Total gross deferred tax liabilities     (2,166)
                                           ========
    Net deferred tax asset                 $  4,475
                                           ========

   The valuation allowance for deferred tax assets as of December 26, 1992 was $560. There was no net change in the total valuation allowance for the year ended December 31, 1993.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9) Income Taxes (continued)
    ------------------------

   Deferred income taxes result from timing differences in the recognition of income and expense for tax and financial statement purposes. The sources of these timing differences and their tax effects for the years ended December 25, 1992 and December 27, 1991 in accordance with APB Opinion 11 which was in effect for these years as follows:

                                             1992        1991
                                           --------    -------
Depreciation                               $   (677)   $  (338)
Revenue recognition on long-term
 contracts                                     (563)       809
State taxes                                    (400)       668
Warranty, vacation, and other reserves          311      1,192
Pension expense                                (590)      (668)
Foreign subsidiary, net of currency
 gains and losses                               449        286
Other, net                                     (223)       192
                                           --------    -------
                                           $ (1,693)   $ 2,141
                                           ========    =======

   Management believes the existing net deductible temporary differences will reverse during the periods in which the Company generates net taxable income. The Company has a strong taxable earnings history. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has established a valuation allowance primarily for net operating loss and tax credit carryforwards from an acquired subsidiary as a result of the uncertainty of realization.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(10) Stock Option, Purchase, and Bonus Plans
     ---------------------------------------

   Stock Option Plans - The Company has granted options to officers, directors,
   ------------------
   and employees to acquire shares of the Company's common stock. Substantially all options so granted provide for purchase prices equal to the fair market value on the date of grant. A summary of activity follows:

                                  Number of shares
                                   (in thousands)
                                 ----------------------      Exercise
                                  1993    1992    1991        price
                                 ------  ------  ------  ----------------
Options outstanding at
 beginning of year                1,093   1,153     976  $5.00 to $33.50
Options granted                      31      18     378  $15.25 to $21.00
                                 ------  ------  ------
                                  1,124   1,171   1,354
                                 ------  ------  ------
Options exercised                   115      11       8  $5.00 to $18.00
Options canceled or expired         114      67     193  $15.75 to $33.50
                                 ------  ------  ------
                                    229      78     201
                                 ------  ------  ------
Options outstanding at end
 of year                            895   1,093   1,153  $5.00 to $23.25
                                 ======  ======  ======
Options exercisable at end
 of year                            754     849     654  $5.00 to $23.00
                                 ======  ======  ======

   Under the terms of the stock option plan, 522,305, 438,799, and 389,971 shares of common stock were authorized and reserved for issuance, but were not granted at December 31, 1993, December 25, 1992, and December 27, 1991, respectively.

   Stock Purchase Plan - The Company has an employee stock purchase plan
   -------------------
   whereby qualified employees are allowed to purchase limited amounts of the Company's common stock at 85 percent of the market value of the stock at the time of the sale.

   Stock Bonus Plan - The Company has authorized a total of 200,000 shares of
   ----------------
   common stock for an executive stock bonus plan under which officers and key employees may be granted stock bonuses. No shares were issued under this plan in 1993, 1992, or 1991.


(11) Lease Commitments
     -----------------

   The Company occupies real property and uses certain equipment under lease arrangements, which are accounted for primarily as operating leases. A summary of lease expense under such arrangements follows:

                          1993      1992      1991
                         -------   -------   -------
Real property            $ 1,610   $ 1,185   $ 1,325
Equipment                    539       527       498
                         -------   -------   -------
 Total lease expense     $ 2,149   $ 1,712   $ 1,823
                         =======   =======   =======

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(11) Lease Commitments (continued)
     -----------------------------

   A summary of noncancelable long-term operating lease commitments follows:

                            Real
Fiscal year(s)            property     Equipment    Total
- --------------            --------     ---------   -------
1994                      $ 1,487        $389      $ 1,876
1995                        1,266         235        1,501
1996                          660          75          735
1997                          664          32          696
1998                          676          32          708
Thereafter                  9,266          32        9,298
                          -------        ----      -------
  Total commitments       $14,019        $795      $14,814
                          =======        ====      =======

(12) Industry Segment and Foreign Operations
     ---------------------------------------

   The Company's operations consist of a single line of business composed of designing, manufacturing, selling, and servicing interactive computing systems for pilot training and for general engineering and scientific applications.

    A summary of operations by geographic area follows:

                                         1993         1992         1991
                                      ---------    ---------    ---------
Net sales:
 U.S. operations                      $ 134,556    $ 138,237    $ 135,074
 European operations                     15,933       16,586       19,848
 Eliminations                            (8,236)      (6,229)     (10,032)
                                      ---------    ---------    ---------
  Total net sales                     $ 142,253    $ 148,594    $ 144,890
                                      =========    =========    =========

Operating earnings (loss):
 U.S. operations                      $     550    $  12,535    $  12,834
 European operations                     (3,984)      (2,746)        (713)
 Eliminations                               198        1,322          943
                                      ---------    ---------    ---------
  Total operating earnings (loss)     $  (3,236)   $  11,111    $  13,064
                                      =========    =========    =========

Identifiable assets:
 U.S. operations                      $ 115,655    $ 134,221    $ 119,150
 European operations                     11,182        9,440       15,307
 Eliminations                              (564)        (761)      (2,083)
                                      ---------    ---------    ---------
  Total identifiable assets             126,273      142,900      132,374
 Corporate assets                        83,864       58,079       82,698
                                      ---------    ---------    ---------
    Total assets                      $ 210,137    $ 200,979    $ 215,072
                                      =========    =========    =========

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12) Industry Segment and Foreign Operations (continued)
     ---------------------------------------------------

   Transfers between geographic areas are accounted for at market price, and intercompany profit is eliminated in consolidation. Operating earnings
   (loss) are total sales less operating expenses. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area. Corporate assets are principally temporary cash investments and long-term investments.


(13) Sales to Foreign and Major Customers
     ------------------------------------

    A summary of sales to foreign and major customers follows:

                                             1993       1992       1991
                                           --------   --------   --------
Sales to foreign end-users:
 Australia and New Zealand                 $     90   $     35   $    426
 Canada                                       2,490      1,244      7,687
 Europe (excluding Great Britain)            34,792     25,513     41,183
 Pacific Rim                                  9,446     18,027     17,653
 Great Britain                               17,904     19,948     22,451
 Middle East                                  5,090      4,914      5,177
 South America and Mexico                        78        791          2
 South Africa                                     1          -          -
                                           --------   --------   --------
    Total                                  $ 69,891   $ 70,472   $ 94,579
                                           ========   ========   ========
Major customers (10% or more of total
 sales):
 Rediffusion Simulation Ltd.               $ 20,984   $ 24,977   $ 39,263
 U.S. government ($4,779, $2,395, and
  $790 of which are also included with
  sales to Rediffusion in 1993, 1992,
  and 1991, respectively)                    47,143     47,459     44,959

(14) Employee Benefit Plans
     ----------------------

   Pension Plan - The Company has a defined benefit pension plan covering
   ------------
   substantially all employees who have attained age 21 with service in excess of one year. Benefits at normal retirement age (65) are based upon the employee's years of service and the employee's highest compensation for any consecutive five of the last ten years of employment. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(14) Employee Benefit Plans (continued)
     ----------------------------------

   Net annual pension expense of the plan is summarized as follows:

                                             1993        1992       1991
                                           --------    -------    --------
Benefits for services rendered during
 the year                                  $  2,236    $ 1,979    $  1,832
Interest on projected benefit obligation      1,781      1,516       1,313
Actual return on plan assets                 (3,175)      (765)     (3,434)
Net amortization and deferral                 1,222       (995)      2,256
                                           --------    -------    --------
                                           $  2,064    $ 1,735    $  1,967
                                           ========    =======    ========

  The following assumptions were used in accounting for the pension plan:


                                             1993        1992       1991
                                           --------    -------    --------
Discount rates used in determining
 benefit obligations                          7.25%      8.25%       8.50%
Rates of increase in compensation levels      4.50       5.50        6.00
Expected long-term rate of return on
 plan assets                                 10.00      10.00        9.00

   The following summarizes the plan's funded status and amounts recognized in the Company's consolidated financial statements:

                                              1993         1992
                                           ---------    ---------
Actuarial present value of benefit
 obligations:
 Vested benefits                           $ (14,781)   $ (10,581)
 Nonvested benefits                           (1,357)        (952)
                                           ---------    ---------
Accumulated benefit obligation               (16,138)     (11,533)
Effect of projected future salary
 increases                                   (12,008)     (10,247)
                                           ---------    ---------
Projected benefit obligation                 (28,146)     (21,780)
Plan assets at fair value                     26,601       17,529
                                           ---------    ---------

Projected benefit obligation in excess
 of plan assets                               (1,545)      (4,251)
Unrecognized net gain                         (1,367)      (2,793)
Unrecognized prior service cost                 (155)        (166)
Unrecognized net transition obligation           635          714
                                           ---------    ---------
Accrued pension plan contribution          $  (2,432)   $  (6,496)
                                           =========    =========

   Deferred Savings Plan - The Company has a deferred savings plan which
   ---------------------
   qualifies under Section 401(k) of the Internal Revenue Code. The plan covers all employees of the Company who have at least one year of service and who are age 18 or older. The Company makes matching contributions of 50 percent of each employee's contribution not to exceed six percent of the employee's compensation. The Company's contributions to this plan for 1993, 1992, and 1991 were $1,025, $1,022, and $900, respectively.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(15) Preferred Stock
     ---------------

   The Company has both Class A and Class B Preferred Stock with 5,000,000 shares authorized for each class. The Company has reserved 300,000 shares of the Class A Preferred Stock as Series A Junior Preferred Stock under a shareholder rights plan. This preferred stock entitles holders to 100 votes per share and to receive the greater of $2.00 per share or 100 times the common dividend declared. Upon voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of the preferred stock would be entitled to be paid, to the extent assets are available for distribution, an amount of $100 per share plus any accrued and unpaid dividends before payment is made to common stockholders.

   In connection with this preferred stock, the Company issued warrants to each common stockholder that would be exercisable contingent upon certain conditions and would allow the holder to purchase 1/100th of a preferred share per warrant. At December 31, 1993 and December 25, 1992, the warrants were not exercisable, and no shares of preferred stock have been issued.


(16) Disclosures About the Fair Value of Financial Instruments
     ---------------------------------------------------------

   The carrying amount approximates fair value because of the short maturity of the following financial instruments: cash and cash equivalents, temporary cash investments, receivables, notes payable to banks, accounts payable, and accrued expenses.

   The fair value of the Company's marketable equity securities ($14,207 at December 31, 1993) is based on quoted market prices (note 5).

   The fair value of the Company's long-term debt instruments ($30,765 at December 31, 1993) is based on quoted market prices (note 7).


(17) Commitments and Contingencies
     -----------------------------

   In the normal course of business, the Company has various claims and other contingent matters, including items raised by government contracting officers and auditors. Although the final outcome of such matters cannot be predicted, the Company believes the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition.


(18) Restructuring Charge
     --------------------

   In the fourth quarter of 1993, the Company incurred $7,900 of nonrecurring restructuring charges. This restructuring eliminated approximately 170 jobs worldwide or about 13 percent of the work force. This charge was incurred to help the Company better serve its changing markets and focus more appropriately its resources on profitable opportunities. Approximately $7,313 of these charges were included in accrued expenses at December 31, 1993 (note 8).

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(18) Restructuring Charge (continued)
     --------------------------------

   On March 16, 1994, the Company and its wholly-owned subsidiary Tripos, Inc. filed with the Securities and Exchange Commission (SEC) a preliminary Information Statement and a Form 10 Registration Statement pertaining to the spin-off of Tripos, Inc. to the stockholders of Evans & Sutherland in the form of a special dividend of Tripos common stock. Estimated costs of the spin-off were included in the $7,900 restructuring charge described above. The spin-off is subject to continuing review and approval by the Board of Directors and SEC review.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------


                                     "None"



                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   FORM 10-K

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY:
         -----------------------------------------------


ITEM 11. MANAGEMENT REMUNERATION:
         -----------------------


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:
         --------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
         ----------------------------------------------


         Part III of this Annual Report on Form 10-K, comprised of the foregoing Items 10 - 13, has been omitted in reliance upon the provisions of Instruction G (3) to Form 10-K. The Company will file a definitive Proxy Statement with the Securities and Exchange Commission, pursuant to Regulation 14A, within 120 days after the close of its last fiscal year. Such Proxy Statement is specifically incorporated herein by this reference.


                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   FORM 10-K

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

     (A) The following constitutes a list of Financial Statements, Financial Statement Schedules and Exhibits required to be included in this report:


         1.  Financial Statements - Included in Part II, Item 8 of this report:
             --------------------

             . Independent Auditors' Report

             . Consolidated Statements of Earnings - Years ended December 31,
               1993, December 25, 1992, and December 27, 1991.

             . Consolidated Balance Sheets - December 31, 1993 and December 25,
               1992.

             . Consolidated Statements of Stockholders' Equity - Years ended
               December 31, 1993, December 25, 1992, and December 27, 1991.

             . Consolidated Statements of Cash Flows - Years ended December 31,
               1993, December 25, 1992, and December 27, 1991.

             . Notes to Consolidated Financial Statements - Years ended
               December 31, 1993, December 25, 1992, and December 27, 1991.

         2.  Financial Statements Schedules - included in Part IV of this report
             ------------------------------
             are as follows:

             . Schedule V - Property, Plant and Equipment

             . Schedule VI - Accumulated Depreciation
               Amortization of Property, Plant and Equipment

             . Schedule VIII - Valuation and Qualifying Accounts

             . Schedule X - Supplementary Income Statement Information


             Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because of the required information is presented in the Financial Statements or Notes thereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         ------------------------------------------------------
         FORM 8-K (CONTINUED)
         --------------------


         3. Exhibits
            --------

          3.1 Articles of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1987, and incorporated herein by this reference.

                Amendments to Articles of Incorporation filed as Exhibit 3.1.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1988, and incorporated herein by this reference.

          3.2 By-laws, as amended, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1987, and incorporated herein by this reference.

         10.1 Working Agreement dated October 11, 1986, between the Company and Rediffusion Simulation Ltd. filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1986, and incorporated herein by this reference.

                10.1.1 Amendment Number 1 to the October 11, 1986 Working Agreement between the Company and Rediffusion Simulation Ltd. effective June 7, 1988, and filed as
                         Exhibit 10.1.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1988, and incorporated herein by this reference.


                10.1.2 Amendment Number 2 to the October 11, 1986 Working Agreement between the Company and Rediffusion Simulation Ltd. effective January 15, 1991, and filed as Exhibit 10.1.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1990, and incorporated herein by this reference.


         10.2 1985 Stock Option Plan, filed as Exhibit 1 to the Company's Post-effective Amendment No. 1 to Registration Statement on Form S-8, SEC File No. 2-76027, and incorporated herein by this reference.

         10.3   1989 Stock Option Plan for Non-employee Directors, filed as
                Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1989, and incorporated herein by this reference.


         10.5   The Company's 1981 Executive Stock Bonus Plan, filed as Exhibit
                10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982, and incorporated herein by this reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         ------------------------------------------------------
         FORM 8-K (CONTINUED)
         --------------------

         10.6   The Company's 1991 Employee Stock Purchase Plan, filed as
                Exhibit 4.1 to the Company's Registration Statement on Form S-8, SEC File No. 33-39632, and incorporated herein by this reference.

         11.1 Statement re: Computation of Weighted Average Number of Shares used in computing Earnings per Share.

         23.1 Consent of Accountants to Incorporation of Financial Statements by reference to Form S-8's.

         24.1 Powers of Attorney for Messrs. Stewart Carrell, Henry N. Christiansen, Peter O. Crisp, Rodney S. Rougelot, Ivan E. Sutherland, and John E. Warnock.

     (B) No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1993.

                                                                      Schedule V
                                                                      ----------

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                         Property, Plant, and Equipment

    Years ended December 31, 1993, December 25, 1992, and December 27, 1991

                                 (In thousands)


                                    Balance at
                                   beginning of  Additions  Retirements    Other     Balance at
                                      year        at cost     or sales   (see note)  end of year
                                   ------------  ---------  -----------  ----------  -----------
Year ended December 31, 1993:
 Land                                $  1,436    $     -      $    -      $     -     $  1,436
 Buildings and improvements            34,584         74           -            -       34,658
 Machinery and equipment               68,456      6,935       3,347         (137)      71,907
 Office furniture and
  equipment                             3,575        534         581         (111)       3,417
 Equipment under capital lease              7          -           -            -            7
 Leasehold improvements                     5          -           1            -            4
 Construction-in-process                1,247        722          32            -        1,937
                                     --------    -------      ------      -------     --------
                                     $109,310    $ 8,265      $3,961      $  (248)    $113,366
                                     ========    =======      ======      =======     ========

Year ended December 25, 1992:
 Land                                $  1,436    $     -      $    -      $     -     $  1,436
 Buildings and improvements            34,584          -           -            -       34,584
 Machinery and equipment               65,223     10,409       7,384          208       68,456
 Office furniture and
  equipment                             3,173        449          16          (31)       3,575
 Equipment under capital lease            172          -         165            -            7
 Leasehold improvements                     5          -           -            -            5
 Construction-in-process                  891        393           -          (37)       1,247
                                     --------    -------      ------      -------     --------
                                     $105,484    $11,251      $7,565      $   140     $109,310
                                     ========    =======      ======      =======     ========

Year ended December 27, 1991:
 Land                                $  1,436    $     -      $    -      $     -     $  1,436
 Buildings and improvements            34,509         77           2            -       34,584
 Machinery and equipment               61,171      8,944       6,929        2,037       65,223
 Office furniture and
  equipment                             3,170        447         420          (24)       3,173
 Equipment under capital lease            575          -         403            -          172
 Leasehold improvements                     5          -           -            -            5
 Construction-in-process                1,770      1,194           -       (2,073)         891
                                     --------    -------      ------      -------     --------
                                     $102,636    $10,662      $7,754      $   (60)    $105,484
                                     ========    =======      ======      =======     ========

Note: These adjustments result from the effects of changes in foreign currency exchange rates on beginning of year asset balances, from transfers among categories, and from assets acquired in purchase business combinations.

                                                                     Schedule VI
                                                                     -----------

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   Accumulated Depreciation and Amortization
                       of Property, Plant, and Equipment

    Years ended December 31, 1993, December 25, 1992, and December 27, 1991

                                 (In thousands)

                                                 Additions
                                    Balance at   charged to
                                   beginning of  costs and   Retirements    Other     Balance at
                                      year       expenses      or sales   (see note)  end of year
                                   ------------  ----------  -----------  ----------  -----------
Year ended December 31, 1993:
 Land                                 $     -     $     -      $    -        $   -      $     -
 Buildings and improvements             6,509         917           -            -        7,426
 Machinery and equipment               47,184      11,869       3,292          (42)      55,719
 Office furniture and equipment         2,076         557         528         (142)       1,963
 Equipment under capital lease              7           -           -            -            7
 Leasehold improvements                     3           1           -            -            4
                                      -------     -------      ------        -----      -------
                                      $55,779     $13,344      $3,820        $(184)     $65,119
                                      =======     =======      ======        =====      =======
Year ended December 25, 1992:
 Land                                 $     -     $     -      $    -        $   -      $     -
 Buildings and improvements             5,592         917           -            -        6,509
 Machinery and equipment               41,737      12,122       6,561         (114)      47,184
 Office furniture and equipment         1,673         485          17          (65)       2,076
 Equipment under capital lease            172           -         165            -            7
 Leasehold improvements                     3           1           -           (1)           3
                                      -------     -------      ------        -----      -------
                                      $49,177     $13,525      $6,743        $(180)     $55,779
                                      =======     =======      ======        =====      =======

Year ended December 27, 1991:
 Land                                 $     -     $     -      $    -        $   -      $     -
 Buildings and improvements             4,679         915           2            -        5,592
 Machinery and equipment               36,341      11,171       5,769           (6)      41,737
 Office furniture and equipment         1,568         459         354            -        1,673
 Equipment under capital lease            520          32         380            -          172
 Leasehold improvements                     2           1           -            -            3
                                      -------     -------      ------        -----      -------
                                      $43,110     $12,578      $6,505        $  (6)     $49,177
                                      =======     =======      ======        =====      =======

Note: These adjustments result from the effects of changes in foreign currency exchange rates on beginning of year asset balances and from transfers among categories.

                                                                   Schedule VIII
                                                                   -------------

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

    Years ended December 31, 1993, December 25, 1992, and December 27, 1991

                                 (In thousands)

                                             Additions   Receivables
                                Balance at  charged to     charged    Balance
   Allowance for                beginning    cost and     against    at end of
doubtful receivables              of year    expenses    allowance      year
- --------------------            ----------  ----------   ----------- ---------
Year ended December 31, 1993       $223        $287         $104       $406
                                   ====        ====         ====       ====
Year ended December 25, 1992       $408        $(78)        $107       $223
                                   ====        ====         ====       ====
Year ended December 27, 1991       $450        $191         $233       $408
                                   ====        ====         ====       ====
                                                          Costs
                                             Additions   incurred
                                Balance at  charged to  for product   Balance
                                beginning    cost and    warranty    at end of
   Warranty reserve               of year    expenses   provisions      year
   ----------------             ----------  ----------  -----------  ---------
Year ended December 31, 1993      $1,539      $1,120      $1,059       $1,600
                                  ======      ======      ======       ======
Year ended December 25, 1992      $1,504      $  655      $  620       $1,539
                                  ======      ======      ======       ======
Year ended December 27, 1991      $1,737      $  683      $  916       $1,504
                                  ======      ======      ======       ======
                                             Additions  Inventory
                                Balance at  charged to   charged    Balance
                                beginning    cost and    against   at end of
   Inventory reserve              of year    expenses    reserve      year
   -----------------            ----------  ----------  ---------  ---------
Year ended December 31, 1993      $2,743      $  114      $1,453     $1,404
                                  ======      ======      ======     ======
Year ended December 25, 1992      $2,765      $1,308      $1,330     $2,743
                                  ======      ======      ======     ======
Year ended December 27, 1991      $2,565      $1,383      $1,183     $2,765
                                  ======      ======      ======     ======

                                                                      Schedule X
                                                                      ----------

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   Supplementary Income Statement Information

    Years ended December 31, 1993, December 25, 1992, and December 27, 1991

                                 (In thousands)

                                            1993      1992      1991
                                           -------   -------   -------
Maintenance and repairs                    $ 3,774   $ 3,911   $ 4,343
                                           =======   =======   =======
Taxes, other than payroll and income taxes $ 2,231   $ 2,269   $ 2,050
                                           =======   =======   =======
Advertising costs                          $ 1,010   $ 1,327   $ 1,439
                                           =======   =======   =======

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION


March 30, 1994  By:                 /S/
                   -------------------------------------------
                       RODNEY S. ROUGELOT, PRESIDENT

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             /S/         *    Chairman of the              March 30, 1994
- --------------------------    Board of Directors
STEWART CARRELL


             /S/              Director and President       March 30, 1994
- --------------------------    (Chief Executive Officer)
RODNEY S. ROUGELOT


             /S/              Vice President and Chief     March 30, 1994
- --------------------------    Financial Officer
GARY E. MEREDITH              (Principal Financial and
                              Accounting Officer)

             /S/         *    Director                     March 30, 1994
- --------------------------
HENRY N. CHRISTIANSEN


             /S/         *    Director                     March 30, 1994
- --------------------------
PETER O. CRISP


             /S/         *    Director                     March 30, 1994
- --------------------------
IVAN E. SUTHERLAND


             /S/         *    Director                     March 30, 1994
- --------------------------
JOHN E. WARNOCK



By:        /S/           *                                 March 30, 1994
   -----------------------
  RICHARD F. LEAHY
  Attorney-in-Fact

                                   EXHIBITS

                                    TO THE

                          ANNUAL REPORT OF FORM 10-K

                                    FOR THE

                      FISCAL YEAR ENDED DECEMBER 31, 1993

                                      OF

                    EVANS & SUTHERLAND COMPUTER CORPORATION