Form 10-Q
period 1994-04-01
EVANS & SUTHERLAND COMPUTER CORP
filed 1994-05-13
CIK 276283

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                          ------------------------

                                  Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the Quarterly Period Ended April 1, 1994 or


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the Transition Period from          to
                                                          --------     --------

                        Commission File Number 0-8771
                       -------------------------------


                   Evans & Sutherland Computer Corporation
           (Exact name of registrant as specified in its charter)


                   UTAH                               87-0278175
       (State or other jurisdiction of            (I.R.S.  Employer
       incorporation or organization)             Identification No.)


600 Komas Drive, Salt Lake City, Utah                   84108
(Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code:  (801) 582-5847


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  No
                                        ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                     Outstanding Shares at April 29, 1994
- - ------------------------------------      ------------------------------------

   Common Stock, $0.20 par value                       8,524,904

                                  Form 10-Q

                   Evans & Sutherland Computer Corporation

                         QUARTER ENDED APRIL 1, 1994

                                                                        Page No.
                             TABLE OF CONTENTS                             2



                       PART I - FINANCIAL INFORMATION


General Statement                                                          3


ITEM 1.  Financial Statements

         Consolidated Statements of Earnings - Three Months Ended
            April 1, 1994 and April 2, 1993                                4

         Consolidated Balance Sheets - April 1, 1994 and
            December 31, 1993                                            5-6

         Consolidated Abbreviated Statements of Cash Flows - Three
            Months Ended April 1, 1994 and April 2, 1993                   7

         Notes to Financial Statements                                   8-9


ITEM 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations                 10-12



                         PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                                 12


Signature Page                                                            13

                   Evans & Sutherland Computer Corporation



                       PART I - FINANCIAL INFORMATION




General Statement:



The following Consolidated Statements of Earnings, Consolidated Balance Sheets, and Consolidated Abbreviated Statements of Cash Flows have been prepared from the accounting records of Evans & Sutherland Computer Corporation without audit (except where presented data is specifically identified as audited) in accordance with Securities and Exchange Commission regulations.

The financial statements were prepared in conformity with generally accepted accounting principles applied on a basis consistent with prior periods. All adjustments reflected in the statements are of a normal recurring nature and are necessary for a fair statement of results for the interim periods presented. It is management's opinion that the information presented herein reflects a fair statement of the results of the interim period(s) in all material respects.

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                              Three Months Ended
                        April 1, 1994 and April 2, 1993
               (Dollars in Thousands, Except Per Share Amounts)

                                                                                       Three Months Ended
                                                                                           (Unaudited)
                                                                                 ----------------------------
                                                                                   April 1,         April 2,
                                                                                     1994             1993
                                                                                 ------------     ------------
   Net sales                                                                       $   26,860     $  29,916

   Cost of sales                                                                       12,277        14,967
                                                                                    ---------      --------
      Gross profit                                                                     14,583        14,949

   Expenses:

      Marketing, general and administrative                                             8,336         9,391

      Research and development                                                          7,886         7,869
                                                                                    ---------      --------
                                                                                       16,222        17,260

      Operating loss                                                                   -1,639        -2,311

   Other income (expense), net                                                          1,504           -38
                                                                                    ---------      --------
      Loss before income taxes, extraordinary gain,
        and cumulative effect of change in accounting principle                          -135        -2,349

   Income tax benefit (note 2)                                                            -52          -940
                                                                                    ---------      --------
      Loss before extraordinary gain and
        cumulative effect of change in accounting principle                               -83        -1,409

   Extraordinary gain from repurchase of convertible
      debentures, net of income taxes of $56                                               91             -

   Cumulative effect at December 26, 1992 of change in
      accounting for income taxes                                                           -         2,267
                                                                                    ---------      --------

      Net earnings                                                                 $        8     $     858
                                                                                    =========      ========
   Earnings (loss) per common and common equivalent share:

      Before extraordinary gain and cumulative effect
        of change in accounting for income taxes                                   $    -0.01     $   -0.17
      Extraordinary gain from repurchase of convertible debentures                       0.01             -
      Cumulative effect of change in accounting principle                                   -          0.27
                                                                                    ---------      --------
        Total earnings per share                                                   $     0.00     $    0.10
                                                                                    =========      ========
   Weighted average number of
           shares used for per share
           earnings computation:                                                        8,474         8,224


                    EVANS & SUTHERLAND COMPUTER CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                      April 1, 1994 and December 31, 1993
                            (Dollars in Thousands)

                                                                                    April 1,          December 31,
                                                                                     1994                1993
 Assets                                                                           (Unaudited)          (Audited)
 ------                                                                         --------------      --------------
 Current assets:
   Cash and cash equivalents                                                    $       11,610       $       3,250
   Temporary cash investments                                                           70,659              75,286
   Receivables:
     Trade accounts, less allowance for
       doubtful receivables of $389 in
       1994 and $406 in 1993                                                            29,721              30,667
     Interest                                                                            1,076               1,076
     Employees and other                                                                 1,953                 399
                                                                                --------------      --------------
         Total receivables                                                              32,750              32,142

   Inventories, net (note 1)                                                            32,403              32,839
   Costs and estimated earnings in excess of
     billings on uncompleted contracts, net                                              9,797              10,048
   Deferred income tax                                                                   4,885               6,050
   Prepaid expenses and deposits                                                         3,154               1,573
                                                                                --------------      --------------
         Total current assets                                                          165,258             161,188
                                                                                --------------      --------------
 Property, plant, and equipment, at cost                                               109,750             113,366
   Less accumulated depreciation and amortization                                       64,583              65,119
                                                                                --------------      --------------
         Net property, plant, and equipment                                             45,167              48,247

 Long-term investments:
   Marketable equity securities at cost                                                     -               3,178
   Marketable equity securities
     available-for-sale, at fair value (note 2)                                         14,018                   -
   Other, at cost                                                                           35                  35
                                                                                --------------      --------------
         Total long-term investments                                                    14,053               3,213

 Other assets, at cost, less
   accumulated amortization                                                              2,819               3,539
                                                                                --------------      --------------
                                                                               $       227,297     $       216,187
                                                                                ==============      ==============

 Certain 1993 amounts have been reclassified to conform with 1994 presentation.

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      April 1, 1994 and December 31, 1993
                            (Dollars in Thousands)




                                                                                 April 1,         December 31,
                                                                                   1994               1993
 Liabilities and Stockholders' Equity                                          (Unaudited)         (Audited)
- - ---------------------------------------                                       -------------      -------------
 Current liabilities:
   Notes payable to banks                                                $       2,918        $       2,685
   Accounts payable                                                              1,573                5,095
   Accrued expenses                                                             15,864               19,321
   Customer deposits                                                            17,756               11,303
   Income taxes payable                                                            977                2,112
                                                                             ---------            ---------
        Total current liabilities                                               39,088               40,516
                                                                             ---------            ---------

 Convertible subordinated debentures                                            35,956               37,066
 Deferred income taxes                                                           5,767                1,575

 Stockholders' equity:
   Common stock,  $.20 par value; authorized
     30,000,000 shares; issued and outstanding
     8,520,757 shares at April 1, 1994 and
     8,352,525 shares at December 31, 1993                                       1,704                1,671
   Additional paid-in capital                                                   14,571               11,899
   Retained earnings                                                           122,959              122,951
   Net unrealized gain on
     marketable equity securities (note 2)                                       6,825                    -
   Equity adjustment from foreign
     currency translation                                                          427                  509
                                                                             ---------            ---------
        Total stockholders' equity                                             146,486              137,030
                                                                             ---------            ---------
                                                                         $     227,297        $     216,187
                                                                             =========            =========


Certain 1993 amounts have been reclassified to conform with 1994 presentation.

                    EVANS & SUTHERLAND COMPUTER CORPORATION
               CONSOLIDATED ABBREVIATED STATEMENTS OF CASH FLOWS
                              Three Months Ended
                       April 1, 1994 and April 2, 1993
                            (Dollars in Thousands)


                                                                                        Three Months Ended
                                                                                            (Unaudited)
                                                                            ---------------------------------------
                                                                                April 1,                 April 2,
                                                                                 1994                     1993
                                                                            --------------            -------------
Net cash provided by operating activities                                   $       1,567             $       8,405

Cash flows from investing activities:

  Capital expenditures                                                               -883                    -3,522

  Proceeds from sale of marketable securities                                       1,575                         -

  Proceeds from temporary cash investments                                          4,627                        51

  Other                                                                              -372                      -262
                                                                             ------------              ------------
    Net cash provided by (used in) investing activities                             4,947                    -3,733

Cash flows from financing activities:

  Payments for repurchase of convertible debentures                                  -945                         -

  Net proceeds from issuance of common stock                                        2,732                       184

  Net borrowings under line of credit agreements                                      165                       335

  Other                                                                               -27                         -
                                                                             ------------              ------------
    Net cash provided by financing activities                                       1,925                       519

Effect of foreign exchange rate changes on cash                                       -79                        13
                                                                             ------------              ------------
Net increase in cash and cash equivalents                                           8,360                     5,204

Cash and cash equivalents at beginning of year                                      3,250                     1,494
                                                                             ------------              ------------
  Cash and cash equivalents at end of period                                $      11,610             $       6,698
                                                                             ============              ============

Supplemental disclosures of cash flow information

  Cash paid during the period for:

    Interest                                                                $       1,188             $       1,177

    Income taxes                                                            $         205             $       4,035


                   EVANS & SUTHERLAND COMPUTER CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                           (Dollars in Thousands)


(1)  Inventories are summarized as follows:

                                          April 1,                December 25,
                                            1994                      1993
                                         (Unaudited)                (Audited)
                                       ---------------           -------------
       Raw materials and supplies      $      13,382             $      15,035

       Work-in-process                        13,894                    14,470

       Finished Goods                          6,013                     4,738

       Inventory reserve                        -886                    -1,404
                                        ------------              ------------

                                       $      32,403             $      32,839
                                        ============              ============

(2)  Marketable equity securities available-for-sale


     During the quarter ended April 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities. Under Statement 115, available-for-sale securities are recorded at fair value. Unrealized holding gains & losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

     Realized gains and losses for securities classified as available-for-sale are included in earnings and are calculated using the specific identification method for determining the cost of securities sold.

     Marketable equity securities at December 31, 1993, are stated at the lower of cost or market.

                   EVANS & SUTHERLAND COMPUTER CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Dollars in Thousands)



The following table summarizes changes in operations for the periods indicated and presents the percentage of increase (decrease) by listed items compared to the indicated prior period:



                                                                        (Unaudited)

                                                                         Quarters
                                                                    Ended April 1, 1994
                                                                     And April 2, 1993
                                                             ---------------------------------
Net sales                                                    $    -3,056                -10.2%

Cost of sales                                                     -2,690                -18.0%
                                                              ----------            ----------
  Gross profit                                                      -366                 -2.4%

Expenses:

  Marketing, general and administrative                           -1,055                -11.2%

  Research and development                                            17                  0.2%
                                                              ----------            ----------
                                                                  -1,038                 -6.0%

  Operating earnings (loss)                                          672                 29.1%

Other income (expense), net                                        1,542               4057.9%
                                                              ----------            ----------
  Earnings (loss) before income taxes, extraordinary gain,
    and cumulative effect of change in accounting principle        2,214                 94.3%

Income tax expense (benefit)                                         888                 94.5%
                                                              ----------            ----------
  Earnings (loss) before extraordinary gain and
    cumulative effect of change in accounting principle            1,326                 94.1%

Extraordinary gain from repurchase of
  convertible debentures, net of income taxes                         91                100.0%

Cumulative effect at December 26, 1992 of
  change in accounting for income taxes                           -2,267               -100.0%
                                                              ----------            ----------
   Net earnings                                              $      -850                -99.1%
                                                              ==========            ==========

RESULTS OF OPERATIONS
- - ---------------------

Sales
- - -----

The following table summarizes sales for the first three months of 1994 and 1993 in the five market sectors served by the Company. Sales for the first three months of 1994 were 10% below those of the corresponding 1993 period.

                                                    S A L E S
                                   --------------------------------------------

                                      First Three Months              % Change
                                   ----------------------------       Increase
                                       1994            1993          (Decrease)
                                     --------         --------       ----------

U.S. government and engineering      $ 10,130         $ 13,977          -28%
International government and
      engineering                       8,250            4,979           66%
Design systems                          7,518            8,058           -7%
World civil pilot training                640            2,158          -70%
Education and entertainment               322              744          -57%
                                      -------          -------
                                     $ 26,860         $ 29,916          -10%
                                      =======          =======

U.S. government and engineering sales are lower in the first quarter of 1994 compared to the corresponding 1993 period, however, orders during the period were strong and backlog increased. The Evans & Sutherland ESIG/(R)/1/ 2000 is proving to be an ideal product for ground combat simulation and sales growth is expected to continue in this area. The U.S. military services and intelligence agencies are becoming increasingly interested in mission planning and rehearsal where very rapid production of complex, mission-specific databases are a critical requirement. The Company's ESIG 4000 is a well positioned product to meet this need.

International government and engineering sales increased 66% during the first quarter of 1994 over the same period of 1993. Continued growth is expected, with increases possible if worldwide economic conditions improve. In Europe, lower priced product offerings by the Company have spurred interest in the commercial market.

Design systems first quarter sales were below those of the same period of 1993.

     In a Company-wide restructuring announcement January 12, 1994, it was announced that the Design Systems Division was reorganized to serve the graphics accelerator market entirely as an OEM supplier. On October 19, 1993 the Company announced an important OEM agreement with IBM, where IBM will market selected E&S high-end graphics accelerators that support IBM's RISC System/6000/TM/2/ workstations. The Company anticipates improved sales performance when IBM begins marketing this product later this year. The Company expects that its current agreement with SUN will be renegotiated as an OEM agreement.

     Design Software (CDRS) sales were significantly higher in the first quarter of 1994 over 1993. On April 12, 1994 the Design Software Group announced a significant upgrade to its software design setting new standards for curvature continuity which is essential for accurate surface modeling.

- - ----------------------------------------
/1/ ESIG/(R)/ is a registered trademark of the Company.
/2/ RISC System/6000/TM/ is a trademark of IBM.

    Molecular Design (TRIPOS) sales were slightly lower in the first quarter of 1994 than the corresponding period in 1993. Sales of third party hardware are down from the 1993 level, and higher margin software sales are slightly ahead of 1993. The SEC is currently reviewing a FORM 10 filing made March 16, 1994 for the proposed spin-off of Tripos in the form of a tax free dividend to shareholders.

The sales decline in the world civil training business in the first quarter of 1994 compared to the corresponding 1993 period continues to reflect the general weak condition of the world's airlines and the uncertainty caused by the purchase of Hughes Rediffusion Simulation Limited, the Company's long term marketing outlet, by Thomson CSF, a large French simulation company.
Discussions between Thomson and the Company continue as both parties seek a solution to Thomson's desire to cancel the marketing agreement that existed with Rediffusion prior to Thomson's acquisition. Based on the orders for new equipment in the civil airlines industry, the market should experience some recovery, but not in 1994.

Education and entertainment sales are down, but are expected to respond positively as jointly developed installations with Iwerks Entertainment begin operating near mid-year.

Cost of Sales
- - -------------

Cost of sales, as a percentage of sales, were 45.7% for the three months of 1994 compared to the 50.0% rate experienced during the corresponding 1993 period. Costs were lower during the quarter due to: 1) percentage of completion type contracts in the Simulation business coming in with lower than estimated costs;
2) a larger number of higher-margin CDRS shipments during the quarter; 3) cost reductions resulting from the Company restructuring that took place in January.

Expenses
- - --------

Total expenses for the three months of 1994 decreased $1,039,000 (6%) below the corresponding 1993 period.

     Marketing, General, and Administrative:  Marketing, general, and
     ---------------------------------------
     administrative expense decreased $1,055,000 (11%) in 1994, however, as a percent of sales, the costs remained constant at 31%. The overall cost decrease was primarily due to the restructuring efforts that took place in January of 1994.

     Research and Development:  Company-funded research and development
     -------------------------
     increased $17,000 in 1994 and was 29% as a percentage of sales, compared to 26% in 1993. A $251,000 cost increase in the Design systems group was mostly offset by a Tripos cost decrease of $239,000.

Other Income (Expense), Net
- - ---------------------------

Other income increased from a $38,000 loss in the first quarter of 1993 to a $1,504,000 gain in 1994, due primarily to a gain of $1,408,000 from the sale of marketable securities. Interest income increased by $48,000 as the amount of temporary cash investments increased. The Company repurchased some of its interest-bearing convertible debentures resulting in an interest expense decrease of $25,000. There was also an increase in the gain from foreign currency exchange from $4,000 in 1993 to $41,000 in 1994.

Income Taxes
- - ------------

A tax rate of 38% was utilized for income tax transactions in both the first quarter of 1993 and 1994.

LIQUIDITY & CAPITAL COMMITMENTS
- - -------------------------------

Funds to support the Company's operations come mainly from: net cash provided by operating activities, sales of marketable securities, and proceeds from employee stock purchase and option plans. The Company also has cash equivalents and temporary cash investments which can be used as needed for operating funds.

Cash and cash equivalents and temporary cash investments increased $3,733,000 to $82,269,000 during the first quarter of 1994 principally due to the increase in customer deposits, the sale of stock to employees, and the sale of marketable securities. The value of company-owned marketable securities declined $189,000 to $14,018,000 during the same period.

There were no material capital commitments as the fiscal year 1994 began, and no major commitments were extended during the first quarter of 1994.

The Company believes that, through internal cash generation plus the cash investments and marketable securities identified above, it has sufficient resources to cover its cash needs during fiscal year 1994.



                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------


     (b) There were no reports on Form 8-K filed for the three-month period ended April 1, 1994.



                    [THIS SPACE INTENTIONALLY LEFT BLANK]

                   Evans & Sutherland Computer Corporation



                                 SIGNATURES



          Pursuant to the requirements of the Securities and Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EVANS & SUTHERLAND COMPUTER CORPORATION
                                  ---------------------------------------
                                                 Registrant



Date  May 13, 1994                /s/ Gary E. Meredith
      ------------                -------------------------------------------
                                  Gary E. Meredith, Vice President, Secretary,
                                          and Chief Financial Officer