Form 10-Q
period 1994-07-01
EVANS & SUTHERLAND COMPUTER CORP
filed 1994-08-11
CIK 276283

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           ------------------------

                                   Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended July 1, 1994 or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the Transition Period from ________ to ________


                         Commission File Number 0-8771
                        -------------------------------

                    Evans & Sutherland Computer Corporation
            (Exact name of registrant as specified in its charter)


                    UTAH                              87-0278175
       (State or other jurisdiction of            (I.R.S.  Employer
       incorporation or organization)             Identification No.)


    600 Komas Drive, Salt Lake City, Utah               84108
   (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code:  (801) 582-5847


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        ----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                     Outstanding Shares at July 29, 1994
- -----------------------------------       -----------------------------------

   Common Stock, $0.20 par value                       8,533,005

                                   Form 10-Q

                    Evans & Sutherland Computer Corporation

                          QUARTER ENDED July 1, 1994



                                                                      Page No.

                               TABLE OF CONTENTS                          2




                        PART I - FINANCIAL INFORMATION


General Statement                                                         3


ITEM 1.  Financial Statements

         Consolidated Statements of Earnings - Six Months Ended
           July 1, 1994 and July 2, 1993                                  4

         Consolidated Balance Sheets - July 1, 1994 and
           December 31, 1993                                            5-6

         Consolidated Abbreviated Statements of Cash Flows - Six
           Months Ended July 1, 1994 and July 2, 1993                     7

         Notes to Financial Statements                                    8


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 9-12



                          PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                               12

ITEM 6.  Exhibits and Reports on Form 8-K                                12


Signature Page                                                           13

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

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                       Three Months and Six Months Ended
                         July 1, 1994 and July 2, 1993
               (Dollars in Thousands, Except Per Share Amounts)

                                                                 Three Months Ended               Six Months Ended
                                                                     (Unaudited)                     (Unaudited)
                                                            --------------------------      --------------------------
                                                               July 1,       July 2,           July 1,       July 2,
                                                                1994          1993              1994          1993
                                                            -----------    -----------      -----------    -----------
  Net sales                                                 $    22,839    $    36,009      $    49,699    $    65,925

  Cost of sales                                                  11,354         17,162           23,631         32,129
                                                             ----------     ----------       ----------     ----------
      Gross profit                                               11,485         18,847           26,068         33,796

  Expenses:

    Marketing, general, and administrative                        8,580          9,798           16,916         19,189

    Research and development                                      6,814          8,591           14,700         16,460
                                                             ----------     ----------       ----------     ----------
                                                                 15,394         18,389           31,616         35,649

      Operating earnings (loss)                                  -3,909            458           -5,548         -1,853

  Other income, net                                               1,365            987            2,869            949
                                                             ----------     ----------       ----------     ----------
      Earnings (loss) before income taxes,
         extraordinary gain, and cumulative effect
         of change in accounting principle                       -2,544          1,445           -2,679           -904

  Income tax expense (benefit)                                     -966            578           -1,019           -362
                                                             ----------     ----------       ----------     ----------
      Earnings (loss) before extraordinary
          gain and cumulative effect of change in
          accounting principle                                   -1,578            867           -1,660           -542

  Extraordinary gain from repurchase of convertible
      debentures, net of income taxes of $226
      and $282                                                      369              -              459              -

  Cumulative effect at December 26, 1992 of change
     in accounting for income taxes                                   -              -                -          2,267
                                                             ----------     ----------       ----------     ----------

      Net earnings (loss)                                   $    -1,209    $       867      $    -1,201    $     1,725
                                                             ==========     ==========       ==========     ==========

Earnings (loss) per common and common equivalent shares:

      Before extraordinary gain and cumulative effect
         of change in accounting principle                  $     -0.18    $      0.11      $     -0.19    $     -0.06
      Extraordinary gain from repurchase of
         convertible debentures                                    0.04              -             0.05              -
      Cumulative effect of change in
          accounting for income tax                                   -              -                -           0.27
                                                             ----------     ----------       ----------     ----------
         Total earnings (loss) per share                    $     -0.14    $      0.11      $     -0.14    $      0.21
                                                             ==========     ==========       ==========     ==========
  Weighted average number of
    shares used for per share
    earnings computation:                                         8,526          8,235            8,500          8,229

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      July 1, 1994 and December 31, 1993
                            (Dollars in Thousands)

                                                          July 1,                  December 31,
                                                           1994                        1993
  Assets                                                (Unaudited)                  (Audited)
  ------                                                ------------               -------------
  Current assets:
     Cash and cash equivalents                          $      5,215                $      3,250
     Temporary cash investments                               64,719                      75,286
     Receivables:
        Trade accounts, less allowance for
          doubtful receivables of $173 in
          1994 and $406 in 1993                               17,643                      30,667
        Interest                                                 838                       1,076
        Other                                                    455                         399
                                                         -----------                 -----------
             Total receivables                                18,936                      32,142

     Inventories, net (note 1)                                36,336                      32,839
     Costs and estimated earnings in excess of
        billings on uncompleted contracts, net                13,715                      10,048
     Deferred income tax                                       4,330                       6,050
     Prepaid expenses and deposits                             2,819                       1,573
                                                         -----------                 -----------
             Total current assets                            146,070                     161,188
                                                         -----------                 -----------
  Property, plant, and equipment, at cost                    103,961                     113,366
     Less accumulated depreciation and amortization           61,800                      65,119
                                                         -----------                 -----------
             Net property, plant, and equipment               42,161                      48,247

  Long-term investments:
     Marketable equity securities at cost                          -                       3,178
     Marketable equity securities
        available-for-sale, at fair value                      9,652                           -
     Other, at cost                                               35                          35
                                                         -----------                 -----------
             Total long-term investments                       9,687                       3,213

  Other assets, at cost, less
     accumulated amortization                                    785                       3,539
                                                         -----------                 -----------
                                                        $    198,703                $    216,187
                                                         ===========                 ===========

  Certain 1993 amounts have been reclassified to conform with 1994 presentation.

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      July 1, 1994 and December 31, 1993
                            (Dollars in Thousands)




                                                      July 1,      December 31,
                                                       1994           1993
  Liabilities and Stockholders' Equity              (Unaudited)     (Audited)
  -------------------------------------------      ------------  -------------
  Current liabilities:
     Notes payable to banks                         $        -    $     2,685
     Accounts payable                                    2,438          5,095
     Accrued expenses                                   13,781         19,321
     Customer deposits                                  16,047         11,303
     Income taxes payable                                  303          2,112
                                                    ----------    -----------
             Total current liabilities                  32,569         40,516
                                                    ----------    -----------

  Convertible subordinated debentures                   32,412         37,066
  Deferred income taxes                                  3,341          1,575

  Stockholders' equity:
     Common stock,  $.20 par value; authorized
        30,000,000 shares; issued and outstanding
        8,529,757 shares at July 1, 1994 and
        8,352,525 shares at December 31, 1993            1,706          1,671
     Additional paid-in capital (note 2)                 2,278         11,899
     Retained earnings                                 121,750        122,951
     Net unrealized gain on
        marketable equity securities                     4,200              -
     Equity adjustment from foreign
        currency translation                               447            509
                                                    ----------    -----------
             Total stockholders' equity                130,381        137,030
                                                    ----------    -----------
                                                    $  198,703    $   216,187
                                                    ==========    ===========


  Certain 1993 amounts have been reclassified to conform with 1994 presentation.

                    EVANS & SUTHERLAND COMPUTER CORPORATION
               CONSOLIDATED ABBREVIATED STATEMENTS OF CASH FLOWS
                               Six Months Ended
                         July 1, 1994 and July 2, 1993
                            (Dollars in Thousands)

                                                                                       Six Months Ended
                                                                                          (Unaudited)
                                                                             ------------------------------------
                                                                                July 1,                 July 2,
                                                                                 1994                    1993
                                                                             ------------            ------------
Net cash provided by operating activities                                    $     2,344             $    21,969

Cash flows from investing activities:

    Capital expenditures                                                          -1,985                  -5,700

    Proceeds from sale of marketable sucurities                                    2,777                   1,433

    Proceeds from (purchases of) temporary cash investments                        2,082                 -19,876

    Other                                                                           -389                    -559
                                                                               ----------              ----------
        Net cash provided by (used in) investing activities                        2,485                 -24,702

Cash flows from financing activities:

    Payments for repurchase of convertible debentures                             -3,831                       -

    Net proceeds from issuance of common stock                                     4,056                     355

    Net borrowings (payments) under line of credit agreements                     -2,765                   1,382

    Other                                                                            -26                       -
                                                                               ----------              ----------
        Net cash provided by (used in) financing activities                       -2,566                   1,737

Effect of foreign exchange rate changes on cash                                     -298                     141
                                                                               ----------              ----------
Net increase (decrease) in cash and cash equivalents                               1,965                    -855

Cash and cash equivalents at beginning of year                                     3,250                   1,494
                                                                               ----------              ----------
    Cash and cash equivalents at end of period                               $     5,215             $       639
                                                                               ==========              ==========

Supplemental disclosures of cash flow information

    Cash paid during the period for:

        Interest                                                             $     1,287             $     1,276

        Income taxes                                                         $       316             $     4,849



                    EVANS & SUTHERLAND COMPUTER CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                            (Dollars in Thousands)


(1)  Inventories are summarized as follows:

                                             July 1,          December 25,
                                              1994                1993
                                           (Unaudited)          (Audited)
                                           -----------        ------------
     Raw materials and supplies            $    15,173        $     15,035

     Work-in-process                            16,069              14,470

     Finished Goods                              6,002               4,738

     Inventory reserve                            -908              -1,404
                                            ----------         -----------

                                           $    36,336        $     32,839
                                            ==========         ===========

(2)  The Tripos, Inc. Spin-off

     Effective June 1, 1994, net assets of Tripos, Inc. totalling $13,300,000 were spun-off to E&S shareholders in the form of a special dividend. Each Evans & Sutherland shareholder received one share of Tripos common stock for every three shares of Evans & Sutherland common stock held on May 25, 1994, the record date for the spin-off.

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (Dollars in Thousands)



The following table summarizes changes in operations for the periods indicated and presents the percentage of increase (decrease) by listed items compared to the indicated prior period:

                                                                     (Unaudited)                        (Unaudited)

                                                                       Quarters                            Six Months
                                                                   Ended July 1, 1994                  Ended July 1, 1994
                                                                    And July 2, 1993                    And July 2, 1993
                                                             --------------------------------   --------------------------------
Net sales                                                     $    -13,170              -37%     $    -16,226              -25%

Cost of sales                                                       -5,808              -34%           -8,498              -26%
                                                               ------------       -----------     ------------       -----------
    Gross profit                                                    -7,362              -39%           -7,728              -23%

Expenses:

  Marketing, general and administrative                             -1,218              -12%           -2,273              -12%

  Research and development                                          -1,777              -21%           -1,760              -11%
                                                               ------------       -----------     ------------       -----------
                                                                    -2,995              -16%           -4,033              -11%

    Operating earnings (loss)                                       -4,367             -953%           -3,695             -199%

Other income (expense), net                                            378               38%            1,920              202%
                                                               ------------       -----------     ------------       -----------
    Earnings (loss) before income taxes, extraordinary
       gain, and cumulative effect of change in
       accounting principle                                         -3,989             -276%           -1,775             -196%

Income tax expense (benefit)                                        -1,544             -267%             -656             -181%
                                                               ------------       -----------     ------------       -----------
    Earnings (loss) before extraordinary gain and
       cumulative effect of change in accounting principle          -2,445             -282%           -1,119             -206%

Extraordinary gain from repurchase of
    convertible debentures, net of income taxes                        369              100%              460              100%
                                                               ------------       -----------     ------------       -----------
Cumulative effect at December 26, 1992, of
   change in accounting for income taxes                                 -                -            -2,267             -100%
                                                               ------------       -----------     ------------       -----------
    Net earnings                                              $     -2,076             -239%     $     -2,926             -170%
                                                               ============       ===========     ============       ===========

RESULTS OF OPERATIONS
- ---------------------

Sales
- -----

The following table summarizes sales for the six months of 1994 and 1993 and also for the second quarters of 1994 and 1993. As shown, sales are lower in 1994 compared with 1993 in most all market sectors served by the Company.

                                                                   SALES

                                           Quarter Ended                        Six Months Ended
                                ------------------------------------   -----------------------------------
                                                           % Change                              % Change
                                 July 1,        July 2,    increase    July 1,       July 2,     increase
                                  1994           1993     (decrease)    1994          1993      (decrease)
                                  ----           ----     ----------    ----          ----      ----------
World civil pilot training         1,997          4,590        -56%       2,637         6,748        -61%
U.S. government &
   engineering                     9,787         12,070        -19%      19,917        26,047        -24%
International government
   & engineering                   4,756          8,311        -43%      13,006        13,290         -2%
Education &
   entertainment                     605             41       1376%         927           785         18%
Design systems                     3,363          5,674        -41%       7,257         9,814        -26%
Tripos *                           2,331          5,323        -56%       5,955         9,241        -36%
                                --------       --------                --------      --------
                                $ 22,839       $ 36,009        -37%    $ 49,699      $ 65,925        -25%
                                ========       ========                ========      ========

* Tripos numbers for 1994 represent results for two months & five months respectively because the Tripos Spin-off occurred June 1, 1994


Sales decreased $13,170,000 in the second quarter of 1994 as compared with the same period in 1993. Of this amount, 23% or $2,992,000 is related to the spin-off of Tripos which took place on June 1, 1994. For the six months ended July 1, 1994 sales decreased $16,226,000 from the comparable period in 1993. Tripos accounted for 20% of this reduction.

Sales in the civil pilot training sector continue to reflect the weak condition of the aerospace industry. The Company announced during the quarter the termination of its agreement with Thomson-CSF for the exclusive sale of E&S image generators in the civil pilot training market. At the same time, it was also announced that the Company is now offering a full range of integrated visual systems to the civil pilot training market. With these developments, as the civil pilot training market begins to recover, the Company will be well positioned to serve this market with superior products and services.

Sales in the U. S. and International Government sectors are slower than expected. However, second half sales in the U.S. should increase as delivery of systems for the Close Combat Tactical Training (CCTT) program occur. Sales for the international sector are expected to remain at their present rate through the balance of the year.

Growth in the education and entertainment market is slower than expected, although sales are up from the previous year's second quarter. The first commercial installation of Virtual Adventures is now open at the Nauticus Museum in Norfolk, Virginia and public reaction is positive. Jointly developed with Iwerks, this location-based entertainment attraction is scheduled for its second installation in Connecticut in the fourth quarter. Orders for the Company's Digistar II system continue to be received with three systems to be delivered during the remainder of 1994.

Design systems sales are lower for the second quarter by $2,311,000 from the previous year's second quarter. The recent announcement of an OEM agreement with Hewlett-Packard to supply high performance Freedom Series graphics accelerators with Hewlett-Packard workstations combined with earlier and similar announcements with IBM and Sun Microsystems now places the Company in a position to show improved performance in this sector. With these agreements, the Company is provided the most substantial OEM marketing channel available for high performance graphics accelerators. These OEM agreements along with the just announced signing of a letter of intent to purchase Portable Graphics, Inc.
(PGI) of Austin, Texas should accelerate sales of graphics hardware and software solutions. PGI is a small company and a leading supplier of GL-based software development libraries and tool kits for developing 3D graphics applications for all major hardware platforms.

Cost of Sales
- -------------

Cost of sales, as a percentage of sales, was 49.7% for the three months of 1994 compared to the 47.7% rate experienced during the corresponding 1993 period.
The main reason for the increase is due to lower cost of sales with Tripos software sales. Since the Tripos spin-off was effective June 1, 1994, only two months are included in the second quarter 1994 figures as compared with three months for 1993. Cost of sales in the other sectors have remained at the same levels for all periods when Tripos costs are discounted.

Expenses
- --------

Expenses for the second quarter of 1994 are lower than the same quarter of 1993 by $2,995,000 (16%). All expenses are lower as a result of restructuring efforts that took place in January of this year. Cost reductions have improved the Company's efficiency and have not impaired its ability to operate.

Other Income (Expense), Net
- ---------------------------

Other income increased during the quarter over the second quarter of the previous year by $373,000. The primary reasons for the increase is due to foreign currency exchange gains in 1994 of $103,000 compared to losses of $87,000 in 1993 and interest expense reductions in 1994 due to the Company's repurchasing of interest-bearing convertible debentures.

Income Taxes
- ------------

Tax expense for 1994 is based on an effective tax rate of 38% compared to an effective rate of 40% for 1993. The rate for 1994 is estimated to be lower due to improved performance from the Company's foreign subsidiaries.

Inflation
- ---------
Inflation has not had a significant impact in the Company's results of operations during any of the last three fiscal years.

LIQUIDITY & CAPITAL COMMITMENTS
- -------------------------------

Funds to support the Company's operations are generated primarily from net cash provided by operating activities, sales of marketable securities, and proceeds from employee stock purchase and option plans. The Company also has cash equivalents and temporary cash investments which can be used as needed for operating funds. No major capital expenditures are expected for the balance of the year.

Cash and cash equivalents and temporary cash investments decreased $8,602,000 to $69,934,000 during the first six months of 1994 principally due to cash expenditures related to the Tripos spin-off and due to the repurchase of the Company's subordinated debt. The value of Company owned marketable securities declined $4,555,000 to $9,652,000 during the same six month period. Approximately $2,000,000 of the decline is due to the sale of VLSI shares and the balance is a result of changing market values of shares held.



                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

The company has previously announced the fact that it has terminated its exclusive arrangement with Thomson Training and Simulation Limited for the marketing of the Company's products to the civil airline training market. The Company has now filed a "Notice of Intention to Arbitrate" the matters involved in the termination with the American Arbitration Association as provided by the terms of the agreement. The Company claims damages in excess of $26 million exclusive of costs as a result of this dispute.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     (b) There were no reports on Form 8-K filed for the six-month period ended July 1, 1994.



                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                    Evans & Sutherland Computer Corporation



                                  SIGNATURES



          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        EVANS & SUTHERLAND COMPUTER CORPORATION
                                        ---------------------------------------
                                                       Registrant



Date  August 10, 1994                                      /s/                 .
      ---------------                   ---------------------------------------
                                        Gary E. Meredith, Vice President,
                                        Secretary, and Chief Financial Officer