Form 10-Q
period 1994-09-30
EVANS & SUTHERLAND COMPUTER CORP
filed 1994-11-10
CIK 276283

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________


                                  Form   10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 1994 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ______________ to
     ________________


                        Commission File Number  0-8771
                         ____________________________


                    Evans & Sutherland Computer Corporation
            (Exact name of registrant as specified in its charter)



                UTAH                                    87-0278175
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)


  600 Komas Drive, Salt Lake City, Utah                   84108
 (Address of principal executive offices)               (Zip Code)


     Registrant's telephone number, including area code:  (801) 582-5847


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                    Outstanding Shares at October 21, 1994
  ---------------------------------    ----------------------------------------
    Common Stock, $0.20 par value                      8,543,258

                                  Form  10-Q

                    Evans & Sutherland Computer Corporation

                       QUARTER ENDED SEPTEMBER 30, 1994


                                                                    Page No.
                               TABLE OF CONTENTS                       2


                        PART I - FINANCIAL INFORMATION

General Statement                                                      3


ITEM 1.   Financial Statements

          Consolidated Statements of Earnings - Nine Months Ended
               September 30, 1994 and October 1, 1993                  4

          Consolidated Balance Sheets - September 30, 1994 and
               December 31, 1993                                     5-6

          Consolidated Abbreviated Statements of Cash Flows - Nine
               Months Ended September 30, 1994 and October 1,
               1993                                                    7

          Notes to Financial Statements                              8-9

ITEM 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operation             10-13


                          PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                           14

ITEM 6.   Exhibits and Reports on Form 8-K                            14


Signature Page                                                        15


                    Evans & Sutherland Computer Corporation


                        PART 1 - FINANCIAL INFORMATION



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

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       Three Months and Nine Months Ended
                     September 30, 1994 and October 1, 1993
                (Dollars in Thousands, Except Per Share Amounts)

                               Three Months Ended         Nine Months Ended
                                   (Unaudited)               (Unaudited)
                             ------------------------   ----------------------
                             Sept. 30,        Oct. 1,   Sept. 30,      Oct. 1,
                                1994           1993        1994         1993
                             ---------        -------   ---------      -------
Net sales                      $21,934        $33,368    $71,633       $99,293
Cost of sales                   11,452         14,989     35,083        47,118
                               -------        -------    -------       -------
  Gross profit                  10,482         18,379     36,550        52,175
Expenses:
 Marketing, general, and
  administrative                 6,878         10,064     23,794        29,253
 Research and development        6,341          7,552     21,041        24,012
                               -------        -------    -------       -------
                                13,219         17,616     44,835        53,265
                               -------        -------    -------       -------
  Operating earnings
   (loss)                       (2,737)           763     (8,285)       (1,090)
Other income, net                2,086          5,313      4,955         6,262
                               -------        -------    -------       -------
  Earnings (loss) before
   income taxes, extraordinary
   gain, and cumulative effect
   of change in accounting
   principle                      (651)         6,076     (3,330)        5,172
Income tax expense
 (benefit)                        (246)         2,430     (1,265)        2,068
                               -------        -------    -------       -------
  Earnings (loss) before
   extraordinary gain and
   cumulative effect of
   change in accounting
   principle                      (405)         3,646     (2,065)        3,104
Extraordinary gain from
 repurchase of convertible
 debentures, net of income
 taxes of $778 and $1,060        1,270              -      1,729             -
Cumulative effect at
 December 26, 1992 of
 change in accounting for
 income taxes                        -              -          -         2,267
                               -------        -------    -------       -------
  Net earnings (loss)          $   865        $ 3,646    $  (336)      $ 5,371
                               =======        =======    =======       =======
Earnings (loss) per common
 and common equivalent
 shares:
  Before extraordinary
   gain and cumulative
   effect of change in
   accounting principle        $ (0.05)       $  0.44    $ (0.24)      $  0.38
  Extraordinary gain from
   repurchase of convertible
   debentures                     0.15              -       0.20             -
  Cumulative effect of
   change in accounting for
   income tax                        -              -          -          0.27
                               -------        -------    -------       -------
   Total earnings (loss)
    per share                  $  0.10        $  0.44    $ (0.04)      $  0.65
                               =======        =======    =======       =======
Weighted average number of
 shares used for per share
 earnings computation:           8,535          8,253      8,511         8,266


                    EVANS & SUTHERLAND COMPUTER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1994 and December 31, 1993
                             (Dollars in Thousands)

                                                  September 30,  December 31,
                                                      1994          1993
Assets                                             (Unaudited)    (Audited)
- - - ------                                            -------------  ------------
Current assets:
  Cash and cash equivalents                           $  6,359   $  3,250
  Temporary cash investments                            51,579     75,286
  Receivables:
    Trade accounts, less allowance for
      doubtful receivables of $148 in
      1994 and $406 in 1993                             16,601     30,667
    Interest                                               825      1,076
    Other                                                  231        399
                                                      --------   --------
        Total receivables                               17,657     32,142

Inventories, net (note 1)                               42,518     32,839
Costs and estimated earnings in excess of
  billings on uncompleted contracts, net                11,826     10,048
Deferred income taxes                                    4,061      6,050
Prepaid expenses and deposits                            2,233      1,573
                                                      --------   --------
        Total current assets                           136,233    161,188
                                                      --------   --------
Property, plant, and equipment, at cost                103,616    113,366
  Less accumulated depreciation and amortization        62,416     65,119
                                                      --------   --------
        Net property, plant, and equipment              41,200     48,247

Long-term investments:
  Marketable equity securities at cost                       -      3,178
  Marketable equity securities
    available-for-sale, at fair value                    7,041          -
  Other, at cost                                            35         35
                                                      --------   --------
        Total long-term investments                      7,076      3,213

Other assets, at cost, less
  accumulated amortization                                 576      3,539
                                                      --------   --------
                                                      $185,085   $216,187
                                                      ========   ========

Certain 1993 amounts have been reclassified to conform with 1994 presentation.

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1994 and December 31, 1993
                             (Dollars in Thousands)




                                                September 30,  December 31,
                                                    1994          1993
Liabilities and Stockholders' Equity             (Unaudited)    (Audited)
- - - -----------------------------------------       -------------  ------------
Current liabilities:
  Notes payable to banks                            $    944   $  2,685
  Accounts payable                                     1,361      5,095
  Accrued expenses                                    13,637     19,321
  Customer deposits                                   15,879     11,303
  Income taxes payable                                    46      2,112
                                                    --------   --------
        Total current liabilities                     31,867     40,516
                                                    --------   --------

Convertible subordinated debentures                   21,123     37,066
Deferred income taxes                                  2,425      1,575

Stockholders' equity:
  Common stock, $.20 par value; authorized
    30,000,000 shares; issued and outstanding
    8,540,591 shares at September 30, 1994 and
    8,352,525 shares at December 31, 1993              1,708      1,671
  Additional paid-in capital (note 2)                  2,205     11,899
  Retained earnings                                  122,615    122,951
  Net unrealized gain on
    marketable equity securities                       2,701          -
  Equity adjustment from foreign
    currency translation                                 441        509
                                                    --------   --------
        Total stockholders' equity                   129,670    137,030
                                                    --------   --------
                                                    $185,085   $216,187
                                                    ========   ========

Certain 1993 amounts have been reclassified to conform with 1994 presentation.

                    EVANS & SUTHERLAND COMPUTER CORPORATION
               CONSOLIDATED ABBREVIATED STATEMENTS OF CASH FLOWS
                               Nine Months Ended
                     September 30, 1994 and October 1, 1993
                             (Dollars in Thousands)

                                                                                 Nine Months Ended
                                                                                     (Unaudited)
                                                                             -----------------------------
                                                                             September 30,      October 1,
                                                                                 1994              1993
                                                                             -------------      ----------
Net cash provided by (used in) operating activities                            $ (1,847)        $ 28,805
Cash flows from investing activities:
  Capital expenditures                                                           (3,354)          (6,983)
  Proceeds from sale of marketable securities                                     4,502            2,835
  Purchase of long-term investments                                                   -           (2,000)
  Proceeds from (purchases of) temporary cash investments                        15,222          (18,773)
  Other                                                                            (341)            (824)
                                                                               --------         --------
    Net cash provided by (used in) investing activities                          16,029          (25,745)
Cash flows from financing activities:
  Payments for repurchase of convertible debentures                             (12,872)               -
  Net proceeds from issuance of common stock                                      4,192              760
  Net borrowings (payments) under line of credit agreements                      (1,946)           1,369
  Other                                                                            (233)               -
                                                                               --------         --------
    Net cash provided by (used in) financing activities                         (10,859)           2,129
Effect of foreign exchange rate changes on cash                                    (214)              (2)
                                                                               --------         --------
Net increase (decrease) in cash and cash equivalents                              3,109            5,187
Cash and cash equivalents at beginning of year                                    3,250            1,494
                                                                               --------         --------
  Cash and cash equivalents at end of period                                   $  6,359         $  6,681
                                                                               ========         ========
Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest                                                                   $  2,514         $  2,385
    Income taxes                                                               $    358         $  5,022


                    EVANS & SUTHERLAND COMPUTER CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                     (In thousands, except per share data)

(1)  Inventories are summarized as follows:

                                   Sept. 30, 1994   Dec. 31, 1993
                                     (Unaudited)      (Audited)
                                     -----------      ---------
     Raw materials and supplies        $15,164         $15,035

     Work-in-process                    22,598          14,470

     Finished goods                      5,863           4,738

     Inventory reserve                  (1,107)         (1,404)
                                       -------         -------
                                       $42,518         $32,839
                                       =======         =======

     Inventories as of September 30, 1994 are $42,518,000 as compared to $32,839,000 for year ended December 31, 1993. The increase of $9,679,000 or 29% is primarily the result of buildup in work-in-process inventories associated with the U.S. Government and the Design Systems sectors. It is anticipated that the fourth quarter deliveries in both these sectors will reduce inventory to approximately 1993 levels.


(2)  The Tripos, Inc. Spin-off

     Effective June 1, 1994, net assets of Tripos, Inc. totalling $12,700,000 were spun-off to E&S shareholders in the form of a special dividend. Each Evans & Sutherland shareholder received one share of Tripos common stock for every three shares of Evans & Sutherland common stock held on May 25, 1994, the record date for the spin-off. As a part of this transaction, the Company forgave Tripos of inter-company debt owed to the Company of $6,421,000 and made a cash contribution to Tripos of $6,909,000. Included in the Consolidated Statements of Operations for the three months ended October 1, 1993 is a full quarter's results for Tripos and included in the nine months ended September 30, 1994 and October 1, 1993 is five months and nine months respectively of Tripos operations. The following Pro Forma statement reflects operations without Tripos.

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                        PROFORMA STATEMENT OF EARNINGS
                            (Without Tripos, Inc.)

                             Three Months Ended        Nine Months Ended
                             ------------------  -----------------------------
                                Oct. 1, 1993     Sept. 30, 1994   Oct. 1, 1993
                                ------------     --------------   ------------
Net sales                            $29,885            $65,678        $87,468

Cost of sales                         14,282             33,499         43,187
                                     -------            -------        -------

Gross profit                          15,603             32,179         44,281

Expenses                              14,683             39,540         45,137
                                     -------            -------        -------

Operating earnings (loss)                920             (7,367)          (856)

Other income, net                      5,315              4,955          6,261

Income tax expense (benefit)           2,407             (1,265)         1,985

Extraordinary items                      --               1,729          2,267
                                     -------            -------        -------

Net earnings                         $ 3,828            $   582        $ 5,687
                                     =======            =======        =======

Earnings per share                     $0.46              $0.07          $0.69
                                     =======            =======        =======


                    EVANS & SUTHERLAND COMPUTER CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in Thousands)

The following table summarizes changes in operations for the three month and nine month periods ending September 30, 1994 and October 1, 1993. This table compares the respective periods and presents the amount and percentage increase (decrease) by the listed items.



                                                        (Unaudited)                  (Unaudited)

                                                    Three Months Ended            Nine Months Ended
                                                  -----------------------      ------------------------
                                                  Sept. 30,  and  Oct. 1,      Sept. 30,  and   Oct. 1,
                                                      1994          1993           1994           1993
                                                  -----------------------      ------------------------
                                                  $ Increase         %          $ Increase         %
                                                  (Decrease)      Change        (Decrease)      Change
                                                  -----------------------      ------------------------
Net sales                                          $(11,434)         (34%)       $(27,660)         (28%)
Cost of sales                                        (3,537)         (24%)        (12,035)         (26%)
                                                   --------       -------        --------       -------
  Gross profit                                       (7,897)         (43%)        (15,625)         (30%)
Expenses:

  Marketing, general and administrative              (3,186)         (32%)         (5,459)         (19%)
  Research and development                           (1,211)         (16%)         (2,971)         (12%)
                                                   --------       -------        --------       -------
                                                     (4,397)         (25%)         (8,430)         (16%)
  Operating earnings (loss)                          (3,500)        (459%)         (7,195)        (660%)
Other income (expense), net                          (3,227)         (61%)         (1,307)         (21%)
                                                   --------       -------        --------       -------
  Earnings (loss) before income taxes,
     extraordinary gain, and cumulative effect
     of change in accounting principle               (6,727)        (111%)         (8,502)        (164%)
Income tax expense (benefit)                         (2,676)        (110%)         (3,333)        (161%)
                                                   --------       -------        --------       -------
  Earnings (loss) before extraordinary
     gain and cumulative effect of change in
     accounting principle                            (4,051)        (111%)         (5,169)         (16%)
Extraordinary gain from repurchase of
  convertible debentures, net of income taxes         1,270          100%           1,729          100%
Cumulative effect at December 26, 1992, of
  change in accounting for income taxes                   -            -           (2,267)        (100%)
                                                   --------       -------        --------       -------
   Net earnings                                    $ (2,781)         (76%)       $ (5,707)        (106%)
                                                   ========       =======        ========       =======


RESULTS OF OPERATIONS
- - - ---------------------

Sales
- - - -----

The following table summarizes sales for the nine months of 1994 and 1993 and also for the third quarters of 1994 and 1993. As shown, total sales are lower in 1994 compared with 1993 in both quarter and nine month periods.


                                                                           SALES
                                             Three Months Ended                             Nine Months Ended
                               -------------------------------------------       ---------------------------------------
                                                                  % Change                                        % Change
                                                                 increase                                        increase
                               Sept. 30, 1994   Oct. 1, 1993    (decrease)     Sept. 30, 1994   Oct. 1, 1993    (decrease)
                               --------------   ------------    ----------     --------------   ------------    ----------
World civil pilot training            $ 1,345        $ 4,028        (67%)             $ 3,982        $10,776        (63%)

U.S. Government                         9,337          8,572          9%               29,254         34,619        (15%)

International Government                3,429         11,575        (70%)              16,435         24,865        (34%)

Education & Entertainment                 231            296        (22%)               1,158          1,081          7%

Design Systems                          7,592          5,414         40%               14,849         16,127        ( 8%)

Tripos, Inc. *                            --           3,483       (100%)               5,955         11,825        (50%)
                                      -------        -------                          -------        -------

                                      $21,934        $33,368        (34%)             $71,633        $99,293        (28%)
                                      =======        =======                          =======        =======

* The sales of Tripos for 1994 represent results for only five months due to the Tripos Spin-off which occurred June 1, 1994. See notes to Financial Statements
(2).

Sales decreased $11,434,000 in the third quarter of 1994 as compared with the same period in 1993. Of this amount, 30% or $3,483,000 is related to the spin-off of Tripos which took place on June 1, 1994. For the respective nine month periods, the absence of Tripos accounts for 21% of the $27,660,000 decrease in sales.

The world civil pilot training market showed continued weakness during the quarter with sales of $1,345,000 compared to $4,028,000 for the same quarter in 1993. It is expected that orders in this sector will strengthen based upon renewed market demand. The Company's announcement that it will serve its worldwide customers as an independent supplier of fully integrated visual systems is expected to provide a welcome alternative to purchasers of simulation equipment. There are, of course, risks in this course of action and certain start-up costs are involved. Part of this plan to better serve the Company's worldwide customer base was announced in August, 1994 when the Company announced plans to establish a sales, engineering, manufacturing, and support facility in Europe.

U.S. Government sales for the quarter were up 9% over the third quarter of 1993.

International Government sales were $8,146,000 lower in the third quarter of
1994 as compared to the same period of 1993.   Many contract announcements have
been delayed as international government budgets have been restricted.

Sales in the education and entertainment market continued to be slow during the third quarter. Sales for the third quarter were $231,000 compared with $296,000 for the same quarter last year. Sales during the quarter included installation and training on three Digistar planetarium systems. The first Digistar II system, a new generation of planitarium systems, is scheduled to be installed during the fourth quarter.

Design Systems sales increased $2,178,000, 40% more than 1993's third quarter. Sales of Freedom Series accelerators are slightly ahead of last year. The Company's industrial design software product (CDRS) continues to experience increased sales. The Ford Motor Company took delivery of a multimillion dollar worldwide site license of CDRS during the quarter. Third quarter sales of CDRS were $3,510,000, an increase of $1,868,000 when compared with the same quarter of 1993.


Cost of Sales
- - - -------------

Cost of sales for the quarter, as a percentage of sales, was 52% as compared to the 45% for the corresponding third quarter of 1993. By removing the Tripos cost of sales amounts for the third quarter of 1993, cost of sales as a percentage of sales would have been 48%. In addition to the absence of low cost Tripos sales in the third quarter 1994, higher costs can be attributed to the mix of sales in U.S. Government and International Government. The third quarter of 1993 saw a high proportion of high margin International sales and a relatively low number of higher cost U.S. government sales, while the third quarter of 1994 had a large proportion of U.S. Government and a smaller proportion of International Government sales.

Cost of sales as a percentage of sales for the nine month period of 1994 is 49% compared to 47% for the comparable period in 1993. By removing the Tripos cost of sales amounts from the nine months figures, the cost of sales as a percentage of sales would have been 51% for 1994 compared with 49% for 1993.

Expenses
- - - --------

Expenses for the third quarter of 1994 are lower than the same quarter of 1993 by $4,397,000 or 25%. The exclusion of Tripos expenses for the third quarter of 1993 accounts for $2,993,000 of this reduction, and the balance is due to restructuring efforts that took place in January of this year. The Company is continuing to review expenses and may make further reductions in the future.

Other Income (Expense), Net
- - - ---------------------------

Other income decreased during the quarter over the previous year's third quarter by $3,227,000. The primary reason for the decrease is due to the significant gains attributed to sales of marketable equity securities during the third quarter of 1993 of $5,096,000 as compared to gains in the third quarter of 1994 of $1,533,000. Other income resulting from interest income and expense (net) and foreign currency gains are higher in 1994 for the respective third quarters by $336,000. This is due to reduced interest expense due to the Company's repurchasing of interest-bearing convertible debentures and foreign currency gains recognized during the third quarter of 1994 which were greater than those of the third quarter 1993.

Income Taxes
- - - ------------

A tax rate of 38% was utilized for income tax transactions in 1994 compared with a 40% rate used in 1993. The rate for 1994 is estimated to be lower due to improved performance from our foreign subsidiaries.


LIQUIDITY & CAPITAL COMMITMENTS
- - - -------------------------------

Funds to support the Company's operations come mainly from net cash provided by operating activities, sales of marketable securities, and proceeds from employee stock purchases and option plans. The Company also has cash equivalents and temporary cash investments which can be used as needed for operating funds.

Cash and cash equivalents and temporary cash investments decreased $20,598,000 to $57,938,000 during the first nine months of 1994, principally due to the cash expenditures and contributions related to the Tripos spin-off and due to the repurchase of the Company's subordinated debt. The value of company owned marketable securities declined $7,166,000 to $7,041,000 during the same nine month period. Approximately $3,100,000 of the decline is due to the sale of VLSI shares and the balance is a result of changing market values of other securities held.

INFLATION
- - - ---------

Inflation has not had a significant impact in the Company's results of operations during any of the last three fiscal years.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
- - - --------------------------

The Company has previously announced the fact that it has terminated its exclusive arrangement with Thomson Training and Simulation Limited for the marketing of the Company's products to the civil airline training market. As provided by the terms of the Agreement, the Company has now filed with the American Arbitration Association a "Notice of Intention to Arbitrate" the matters involved in the termination. The Company claims damages in excess of $26 million exclusive of costs against Thomson Training & Simulation Limited and Thomson-CSF, S.A. in the Arbitration. Thomson Training & Simulation has filed counterclaims claiming damages in excess of $30 million. The Company believes these counterclaims are without merit and intends to vigorously defend against them.


Item 6.  Exhibits and Reports on Form 8-K
- - - -----------------------------------------

     (b) The Company filed a Form 8-K on October 6, 1994. This filing provided the following Proforma Financial Information relative to the Tripos spin-off effective June 1, 1994.


          . Consolidated Pro Forma Statement of Earnings - Year Ended December 31, 1993

          . Consolidated Pro Forma Statement of Earnings - 3 Months Ended April 1, 1994

          .  Consolidated Pro Forma Balance Sheet dated April 1, 1994

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



                               EVANS & SUTHERLAND COMPUTER CORPORATION
                               ---------------------------------------
                                              Registrant



Date  November 9, 1994                           /s/
                               --------------------------------------------
                               Gary E. Meredith, Vice President, Secretary,
                                       and Chief Financial Officer