Form 10-K405
EVANS & SUTHERLAND COMPUTER CORP
filed 1995-03-30
CIK 276283

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 30, 1994 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the Transition Period from __________ to __________

                         COMMISSION FILE NUMBER 0-8771
                         -----------------------------

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
                        Preferred Stock Purchase Rights

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                                -----    -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $90,849,000 at March 3, 1995.

   At March 3, 1995, the registrant had issued and outstanding an aggregate of 8,559,659 shares of its common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 18, 1995 described in Part III hereof are incorporated by reference in this report.

                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   FORM 10-K

                                     PART I

ITEM 1.  BUSINESS
         --------

GENERAL:
-------

     Evans & Sutherland Computer Corporation (E&S or the Company) designs, develops, manufactures, and markets high-performance computer systems for various applications with demanding graphics requirements. The Company is a leading supplier of visual systems for flight training and simulation, is the supplier of high-performance graphics accelerators to major workstation manufacturers, and is a leading supplier of GL-based software development tools used for advanced three-dimensional (3D) graphics applications on the industry's leading workstation platforms.

     The Company's current products are of three basic types:

     1.  Visual systems which create and display computed images of stored
         --------------
         digital models of various real-world environments. These systems allow real-time interaction within databases that replicate specific geographic areas or imaginary worlds. Operators are immersed and interact with the environment by means of an interface that has typically been integrated in flight training simulators, weapons training systems, whole-vehicle engineering simulators, and virtual reality systems for entertainment applications.

     2.  Graphics accelerators which are used as a component in high-
         ---------------------
         performance, interactive graphics display systems of a workstation. These machines allow users to make line drawings of the edges and vertices of models of 3D objects and to also generate shaded images of such models stored in computer memory. These products allow for easy interaction with, and manipulation and alteration of, mathematical models and are useful tools for computer-aided design, analysis, research, and simulation. E&S graphics accelerators also support standard application programs generally available on workstations.

     3.  Software development tools which are used with multi-platform
         --------------------------
         interactive graphics systems to produce leading-edge 3D graphics software and hardware solutions to a broad customer base.

     Evans & Sutherland was incorporated under the laws of the State of Utah on May 10, 1968. The Company, including subsidiaries, currently employs approximately 800 people and has its principal executive and operations facilities in Salt Lake City, Utah. The Company also has software design facilities in Austin, Texas, and several sales and service offices at various locations around the world.

RECENT DEVELOPMENTS:
-------------------

     1.  Tripos Spin-off.  On May 24, 1994, the Company announced the approval
         ---------------
by its board of directors of a special dividend to its shareholders in the form of a spin-off of Tripos, Inc., a wholly-owned subsidiary of the Company at the time. Effective June 1, 1994, E&S shareholders received a special dividend of one share of Tripos common stock for every three shares of E&S common stock held on May 25, 1994, the record date of the spin-off. Since the spin-off, Tripos operates as an independently managed public company.

     Pertaining to the Tripos spin-off, on March 16, 1994, the Company and Tripos filed with the Securities and Exchange Commission (SEC) an Information Statement and a Form 10 Registration Statement, and, on October 6, 1994, the Company filed a Form 8-K which provided Pro Forma Financial Information relative to the spin-off.

     2.  Termination of Exclusive Agreement with Rediffusion (now Thomson).  On
         -----------------------------------------------------------------
July 7, 1994, E&S announced it is offering a complete range of fully-integrated visual systems, support, and services directly to the civil aviation marketplace that were supplied since 1973 through Rediffusion Simulation of Crawley, England, now Thomson Training & Simulation (Thomson). E&S also announced it had terminated its long-standing, exclusive marketing agreement with Thomson as a result of Thomson offering its own image generator into areas of the market in which the marketing agreement called for mutual exclusivity. Under a provision of that agreement, which survives termination, both companies continue to have access to the products each has been supplying to fulfill civil aviation training requirements, but both are now free to market independently from each other. As provided by the terms of the Agreement, the Company has now filed a "Notice of Intention to Arbitrate" with the American Arbitration Association relative to the matters involved in the termination (see Legal Proceedings).

     3.  OEM Agreement with Sun Microsystems.  On July 12, 1994, Sun
         -----------------------------------
Microsystems Computer Company (Sun) announced its agreement to sell and support the Company's Freedom Series(TM) accelerators to its customers worldwide. The agreement with Sun makes the powerful, high-end 3D visualization system available to application developers and end-users through Sun's worldwide sales and support network and broadens Sun's presence in the graphics market. Sun and E&S first teamed in October 1992 when the Freedom Series accelerators were made available to operate on the Sun SPARC/Solaris platform.

     4.  OEM Agreement with Hewlett-Packard.  On July 18, 1994, the Company
         ----------------------------------
announced a strategic agreement with Hewlett-Packard Company (HP) under which E&S will develop and build high-performance graphics accelerators for HP workstations, and HP will sell and support those accelerators as part of its HP 9000 Series 700 workstation product line. This agreement, together with the Sun agreement and a similar agreement with IBM in 1993, helps solidify Evans & Sutherland's position as the supplier of choice for high-performance workstation graphics.

     5.  Memorandum of Understanding with Digital Equipment Corp.  On November
         -------------------------------------------------------
11, 1994, Evans & Sutherland and Digital Equipment Corporation (DEC) jointly announced the signing of a memorandum of understanding concerning plans to develop high-performance 3D graphics accelerators for the newest members of DEC's workstation family, the AlphaStation line. Customers with applications which could capitalize on the high-performance system include visual simulation, mechanical CAD, computer-aided molecular design, industrial design, and entertainment. Completion of the agreement with DEC is expected in the first half of 1995.

     6.  Purchase of Portable Graphics, Inc.  On November 21, 1994, the Company
         ----------------------------------
announced the purchase of Portable Graphics, Inc. (PGI) of Austin, Texas, for $1,000,000. Portable Graphics is a software company that develops and markets GL-related libraries and toolkits for developing 3D graphics applications to run on the industry's leading workstation platforms. The acquisition adds software expertise and market experience to E&S, and it positions the Company as a leading supplier of GL-based software development tools. PGI operates as a wholly-owned subsidiary of E&S and continues to operate from its Austin location.

     7.  James R. Oyler Elected President and CEO.  On December 6, 1994, the
         ----------------------------------------
Company's Board of Directors announced the election of James R. Oyler to the office of President and Chief Executive Officer. He was also elected a member of the Company's Board of Directors. Mr. Oyler succeeds Rodney S. Rougelot, who served as President and CEO since May 16, 1989 and who retired from that office and as a director. Mr. Rougelot had been with the Company since 1972.

     Mr. Oyler began his career in the electronics industry as a consultant with Booz, Allen & Hamilton and served at Harris Corporation from 1976 through 1990. At Harris he had responsibility for the company's Computer Systems Division which produced and marketed systems in many of the same markets as E&S. More recently, he served as Senior Vice President of Harris' Information Systems Sector with revenues in excess of $600 million. He has also worked extensively with several smaller technology firms. Mr. Oyler's background is particularly well suited to help the Company capitalize on its extensive technology base.

     8.  Restructuring of E&S Operations.  In December 1994, E&S continued the
         -------------------------------
implementation of its restructuring of operations, which is expected to result in reduced costs and operating expenses of approximately $13,000,000 annually. It eliminated about 200 jobs worldwide (approximately 20% of the workforce) and entailed a restructuring charge of $8,212,000 against operating earnings in the fourth quarter of 1994. The restructuring is in addition to the reductions that were announced in January 1994, which resulted in reduced costs and operating expenses of approximately $14,000,000 annually, eliminated about 170 jobs worldwide (approximately 13% of the workforce at the time), and entailed a restructuring charge of $7,900,000 against operating earnings in the fourth quarter of 1993.

     The purpose of the recent restructuring was to complete the process of expense reductions that were started last year. It included the removal of a divisional structure and associated management layers and consolidated separate finance, manufacturing, and field service operations. These changes eliminated overlaps and significantly reduced administrative costs while providing for the sharing of technologies across all product lines and programs.

     9.  Sale of Design Software Group.  On March 1, 1995, the Company announced
         -----------------------------
the sale of its Design Software Group to Parametric Technology Corporation
(PTC), a Massachusetts corporation, for $34,500,000 in cash. Under the agreement, PTC will acquire the Company's Conceptual Design and Rendering System (CDRS(R)) and 3D Paint(TM), software tools which are used by industrial and hardgoods designers to develop, view, and evaluate freeform surface models for products such as automobiles, appliances, and sporting goods. The decision to sell the group was based on a desire to focus more narrowly on the core businesses of the Company and to take advantage of an offer considered to be high relative to the earnings which could be realized inside the Company. The transaction is intended to be closed upon receipt of governmental approvals and the satisfaction of certain other requirements.

PRODUCTS AND MARKETS:
--------------------

     1.  Visual Systems.  The Company produces visual systems that cover a broad
         --------------
range of price and performance options. These visual systems include computer image generators, display systems, modeling tools, and other software products that are integrated into training and engineering simulators for a variety of military and commercial applications. E&S visual systems range in price from under $50,000 to $6,000,000. The following is a brief description of the image generators currently marketed:

     LIBERTY(TM):  Liberty image generators provide true real-time graphics
     -------
     capability at a low price. The systems, produced in three standard desktop configurations, are primarily suited for part-task training and small fire arms training, as well as some entertainment applications. Liberty image generators are fully compatible with the ESIG(R)-2000 and ESIG-3000 systems and are easily integrated into existing installations.

     ESIG-2000:  Introduced in 1991, the ESIG-2000 is produced for military and
     ---------
     commercial simulation. ESIG-2000 systems have been installed in helicopter, gunnery, and battlefield simulators both domestically and overseas. In the fourth quarter of 1992, the ESIG-2000 was selected as the visual system for the U.S. Army's Close Combat Tactical Trainer (CCTT) ground forces training system, which is one of the largest long-term contracts secured in the history of the Company. The ESIG-2000 is also the image generator used on Virtual Adventures, an entertainment product co-developed with Iwerks Entertainment.

     ESIG-3000:  The ESIG-3000, also introduced in 1991, is a moderately priced,
     ---------
     high-performance system that serves customer requirements across a broad range of applications. The ESIG-3000 is a dominant player in the F-16 flight simulator market in the United States, Europe, and Asia. Systems have also been installed in a variety of commercial aviation simulators sold through Rediffusion Simulation (Thomson).

     ESIG-4000:  The ESIG-4000 represents high-performance image generation,
     ---------
     meeting the most demanding requirements for mission rehearsal, special operations, and intelligence applications in which a high degree of scene realism and database complexity are critical. The ESIG-4000 is designed to facilitate the rapid development of terrain and feature modeling using satellite and photographic data.

     ESIG high-density series:  In December 1994, the Company introduced its
     ------------------------
     newest image generators, the high-density series. The products incorporate technologies and features that characterize the Liberty, ESIG-2000, ESIG-3000, and ESIG-4000 systems. The products will be offered in standard configurations and priced to deliver the most competitive price/performance ratio available for high-performance visual solutions.

     Display Systems:  The Company designs and manufactures display systems that
     ---------------
     range from simple monitors to very complex devices consisting of projectors and large domes. VistaView(TM) is a head-tracking projection system that provides a high-resolution picture within a pilot's immediate view. TargetView(TM) is a target projector that displays a fast-moving target image inside a simulator dome. NiteView(TM) is a display system that simulates night-vision goggles.

     Databases and Modeling Tools:  EaSIEST(R) is a modeling tools software
     ----------------------------
     package that enables database modelers to work efficiently within a modeling environment and in which database generation is facilitated and simplified. RapidDatabases(TM) is a new product announced in December 1994 which allows delivery of photo-typical databases of any geographic area within four weeks of receipt of source material. The product makes use of an extensive model library and offers customers timely, cost-effective database solutions.

     DIGISTAR II(R):  Digistar II, the world's only digital planetarium
     -----------
     projector, projects traditional astronomical features and produces many special effects, such as star movement through time, without being restricted by mechanical motion. It can be customized to allow viewers to travel through other artificial environments such as the human body or the inside of a molecule.

     The Company's product line provides solutions for a broad range of applications and performance requirements. All of the image generators described are modular and expandable to meet customers' evolving needs and requirements. Extensive use of custom VLSI technology improves reliability, maintainability, and cost/performance ratio.

     2.  Graphics Accelerators.  Freedom Series products, introduced in the
         ---------------------
fourth quarter of 1992, provide world-class graphics solutions to a broad customer base. Graphics accelerators allow users of HP, IBM, and Sun machines to achieve high-performance 3D graphics similar to that available on other systems in the market.

     On March 2, 1995, the Company announced Freedom Graphics(TM) for the personal computer class of machines. The graphics card incorporates the same technology as the Freedom Series graphics accelerators. Freedom Graphics will allow a low-cost, PC-based system to achieve the performance of a much more expensive workstation. The card will be available in the second quarter of 1995 through OEM's and value-added-resellers (VARs).

     3.  Software Systems.  Portable Graphics Inc. (PGI), the Company's wholly-
         ----------------
owned subsidiary, develops and markets GL-related libraries and toolkits for developing 3D graphics applications on a variety of hardware platforms. PGI is a leading supplier of GL-based software development tools, which allow applications developed in the IRIS GL and Open GL programming interfaces to run on all the industry's leading workstation platforms.

     Sale of the Company's Design Software Group to Parametric Technology Corporation (PTC) was announced on March 1, 1995. Under the agreement, PTC will acquire CDRS and 3D Paint, the Company's industrial design software products. (See Recent Developments.)

MARKETING:
---------

     1.  Visual Systems.  Visual systems are primarily marketed by E&S or its
         --------------
agents directly to end-users, subcontractors, and prime contractors on a worldwide basis. The Company has developed, and continues to form, marketing alliances in international markets. Such alliances are proving to be an effective method of reaching specific foreign markets. It is expected that other marketing alliances will be formed as new markets develop. In the civil aviation market, E&S offers a complete range of fully-integrated visual systems, support, and services directly to its civil pilot training customers.

     2.  Graphics Accelerators.  In the first half of 1994, graphics accelerator
         ---------------------
products were sold and serviced directly by E&S through its own specialist sales force and customer engineering group. In July 1994, the Company began a period of transition from having its products sold and serviced directly to customers to having its products sold OEM by the sales and marketing staffs of the Company's OEM suppliers (HP, IBM, and Sun). Sales, marketing, and product support are now being offered by the OEM suppliers except for second-level support to the OEM supplier provided by the Company. The OEM agreements with HP, IBM, and Sun, as well as the memorandum of understanding with DEC, provide a new business model for the graphics accelerator business and further provides new market access through the strong market presence of the Company's OEM partners. (See Recent Developments.)

     3.  Software Systems.  Portable Graphics Inc. products are sold through
         ----------------
some of the same OEM customers as the Graphics Accelerator products and directly through normal software marketing channels.

SIGNIFICANT CUSTOMERS:
---------------------

     Customers accounting for more than 10% of the Company's total sales during 1994 were the United States government, Loral Corporation, and Thomson Training Systems.

     Sales to the United States government and prime contractors under government contracts were $51.4 million (45% of total sales) during 1994, $47.1 million (33% of total sales) during 1993, and $47.5 million (32% of total sales) during 1992. A portion of these sales are included in the sales to Rediffusion Simulation (Thomson) and Loral Corporation.

     Sales to Loral Corporation accounted for $25.7 million (23% of total sales) during 1994, $8.2 million (6% of total sales) during 1993, and $11.6 million (8% of total sales) during 1992.

     Sales through Rediffusion Simulation (Thomson) accounted for $13.9 million (12% of total sales) during 1994, $21.0 million (15% of total sales) during 1993, and $25.0 million (17% of total sales) during 1992. Value-added resales of the Company's visual systems by Thomson have been made primarily to commercial airlines and, to a lesser extent, the governments of the

United States and United Kingdom. (Please refer to the Recent Developments and Legal Proceedings sections of this report concerning termination of the exclusive agreement with Thomson.)

     The Company has OEM agreements for its visual systems with STN Atlas Elektronik GmbH (STN Atlas) in Germany, and Mitsubishi Precision Co., Ltd. (MPC) in Japan. Under the terms of the agreement, STN Atlas markets ESIG-2000 and ESIG-3000 image generators; MPC markets modeling tools, ESIG-2000, and ESIG-3000 image generators to Japan Defense Agency for military applications.

     For its graphics accelerators, the Company has OEM agreements with HP, IBM, and Sun. In addition, E&S has a memorandum of understanding with DEC to develop high-performance 3D graphics accelerators.

COMPETITION:
-----------

     Primary competitive factors for the Company's products are performance and price. Because competitors are constantly striving to improve their products, E&S must assure that it continues to offer products with the best technical capability at a competitive price. The Company believes it is able to compete well in this environment and will continue to be able to do so.

     E&S has continued to gain market share in the U.S. military visual systems simulation market. CAE Electronics, Ltd., Lockheed Martin (formerly Martin Marietta, through its acquisition of General Electric Daytona, Florida Division), and Silicon Graphics, Inc. are the major competitors in this market. The Company's sales of military and tactical training visual systems increased to $57 million in 1994. While sales are not expected to change significantly in the coming year, the level of new orders being received is expected to bring future growth in revenues. The Company has been successful in non-commercial, international simulation markets. Sales in 1994 were $25 million. Significant competitors include the previously mentioned simulation companies and Thomson.

     Evans & Sutherland's line of graphics accelerators for use with HP, IBM, and Sun workstations sells into the competitive market for high-performance engineering workstations. The sale of these products through strong OEM partners enhances the Company's competitive ability.

BACKLOG:
-------

     The Company's backlog was $67,133,000 on December 30, 1994, compared with $68,685,000 on December 31, 1993, and $75,900,000 on December 25, 1992. The
predominant portion of the backlog as of December 30, 1994, is for visual simulation products. It is the Company's normal practice to book backlog only upon receipt and acceptance of purchase orders and contracts. It should also be noted that booked orders may be changed or canceled; however, the historical effect of such changes and cancellations has been minimal.

INTERNATIONAL SALES:
-------------------

     A significant amount of the Company's sales volume is for international end-users. Sales to Thomson (previously Rediffusion Simulation) known by E&S to be ultimately installed outside the United States are considered as international sales by the Company. In order to take full advantage of this sales pattern, the Company operated a wholly-owned Foreign Sales Corporation
(FSC) subsidiary through fiscal year 1994, the use of which resulted in tax benefits in 1994 amounting to approximately $123,000. International sales, including Thomson sales classified as international sales, comprised 34% of the Company's 1994 sales volume. Additional information regarding foreign operations is contained in footnote 12 of "Notes to Consolidated Financial Statements" in Part II of this report.

DEPENDENCE ON SUPPLIERS:
-----------------------

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

     E&S does not rely on, and is not dependent on, patent ownership for its competitive position. Rather, the Company relies on its depth of technological expertise. Were any or all patents held to be invalid, management believes the Company would not suffer significant damage. However, E&S actively pursues patents on its new technology.

RESEARCH & DEVELOPMENT:
----------------------

     Expenses for company-funded research and development decreased 12%, from $31,757,000 to $27,890,000, during 1994. As a percentage of sales, R&D increased from 22% in 1993 to 25% in 1994. The Company continues to fund almost all R&D efforts internally. It is anticipated that high levels of R&D will continue in support of essential product development and research efforts to ensure the Company maintains technical excellence, leadership, and market competitiveness. However, it is further anticipated that R&D, as a percentage of sales, will decline over the next few years.

ENVIRONMENTAL STANDARDS:
-----------------------

     The Company believes its facilities and operations are within standards fully acceptable to the Environmental Protection Agency and that all facilities and procedures are in accord with environmental rules and regulations, as well as federal, state, and local laws.

SEASONALITY:
-----------

     The Company believes there is no inherent seasonal pattern to its business. However, sales volume continues to fluctuate month-to-month or quarter-to-quarter due to relatively large individual sales and the random nature of customer-established shipping dates. Although the Company's volume has been skewed toward the fourth quarter in the past few years the Company knows of no reason for such a sales pattern but expects it to continue for at least 1995.

ITEM 2.  PROPERTIES
         ----------

     Evans & Sutherland's principal operations are located in the University of Utah Research Park, in Salt Lake City, Utah, where it owns and occupies six buildings totaling approximately 442,000 square feet. These buildings are located on land leased from the University of Utah on 40-year land leases. Two of the buildings have options to renew for an additional 40 years, and four have options to renew for 10 years.

     E&S also leases 12,000 square feet of warehouse space in Salt Lake City and holds leases on several sales and service facilities located throughout the U.
S. and in Europe. Evans & Sutherland owns 46 acres of land in North Salt Lake in an undeveloped industrial area. This land was acquired for possible future expansion. The Company's subsidiary, Portable Graphics, Inc. in Austin, Texas, is housed in 4,000 square feet of leased space.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     The Company has previously announced it has terminated its exclusive arrangement with Thomson Training and Simulation Limited (Thomson). Since 1973, the Company had an exclusive working agreement for the civil aviation market and specific segments of the British military market with Rediffusion Simulation.
In late 1993, Rediffusion was acquired by Thomson, and in early 1994 Thomson indicated that the terms and conditions of the working agreement were unacceptable to it. On July 7, 1994, E&S announced it had terminated its long-standing, exclusive marketing agreement with Thomson. As provided by the terms of the Agreement, the Company has filed a "Notice of Intention to Arbitrate" with the American Arbitration Association relative to the matters involved in the termination. The Company claims damages in excess of $26 million exclusive of costs against Thomson. Thomson has filed counterclaims claiming damages in excess of $30 million. The Company believes these counterclaims are without merit and intends to vigorously defend against them. Discussions are ongoing with respect to the continued relationship between E&S and Thomson. (See Recent Developments.)

     Except as noted above, neither the Company, nor any of its subsidiaries, is a party to any material legal proceeding other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

                                 Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     The following sets forth certain information regarding the executive officers of the Company as of March 31, 1995:

Name                         Age                     Position
---------------------------  ---  ----------------------------------------------
Stewart Carrell               61  Chairman of the Board of Directors
James R. Oyler                49  President of the Company and Chief Executive
                                  Officer
Gary E. Meredith              60  Vice President, Chief Financial Officer and
                                  Corporate Secretary
Stuart J. Anderson            55  Vice President, General Manager of Commercial
                                  Simulation
Gene R. Chidester             46  Vice President of Manufacturing
Peter K. Doenges              48  Director of Strategic Development
Steven C. Eror                41  Vice President, Assistant Chief Financial
                                  Officer
Leslie D. Horwood             44  Vice President, General Manager of
                                  Entertainment & Education
Gordon B. Hurley              50  Vice President of Shared Technology Group
Thomas W. Jensen              42  Vice President, General Manager of Design
                                  Software
C. Grant Schultz              51  Corporate Controller
Ronald R. Sutherland          56  Vice President, General Manager of Government
                                  Simulation
Lloyd D. Turner               62  Vice President, General Manager of Graphics
                                  Systems
-------

Mr. Carrell was elected Chairman of the Board of Directors of the Company on March 7, 1991. He has been a member of the Board for 11 years. He also serves as the Chairman of FOCAL Surgery, Inc. and Seattle Silicon Corporation, and he is a director of Diasonics Ultrasound Inc. and Tripos, Inc. From mid-1984 until October 1993, Mr. Carrell was Chairman and Chief Executive Officer of Diasonics, Inc., a medical imaging company. From November 1983 until early 1987, Mr. Carrell was also a General Partner in Hambrecht & Quist, a west coast based investment banking and venture capital firm.

Mr. Oyler was appointed President and Chief Executive Officer of the Company and a member of the Board of Directors in December 1994. He is also a director of Ikos Systems, Inc. Previously, Mr. Oyler served as Senior Vice President of Harris Corporation from 1976 through 1990 and also served as consultant with Booz, Allen & Hamilton. He has less than 1 year of service with the Company.

Mr. Meredith has been Vice President, Chief Financial Officer and Secretary since 1994. He is also a director of Blue Cross Blue Shield of Utah. Previously, Mr. Meredith was President of the Interactive Systems Division. He has 17 years of service with the Company.

Mr. Anderson has been Vice President, General Manager of Commercial Simulation since 1994. Prior to joining the Company, he served as General Manager Business Development for Hughes Rediffusion Simulation Ltd. from 1992 to 1994, and numerous other positions with Rediffusion Simulation beginning in 1961. He has less than 1 year of service with the Company.

Mr. Chidester has been Vice President of Manufacturing since 1994. He previously served as Director of Graphics Workstation Manufacturing and has 6 years of service with the Company.

Mr. Doenges has been Director of Strategic Development since 1994. He previously served as Vice President, Strategic Technology, and Manager of New Business Development. Mr. Doenges has 21 years of service with the Company.

Mr. Eror has been Vice President, Assistant Chief Financial Officer since 1994. Prior to joining the Company, he served as Director of Planning with Guardian Industries, a position he held since 1985. Mr. Eror has less than 1 year of service with the Company.

Mr. Horwood has been Vice President, General Manager of Entertainment & Education since 1994. Prior to joining the Company, he was Manager of Marketing and Sales with Hughes Training, Inc. He has 1 year of service with the Company.

Mr. Hurley has been Vice President of Shared Technology Group since 1994. He previously served as Vice President of Engineering in the Simulation Division. Mr. Hurley has 13 years of service with the Company.

Mr. Jensen has been Vice President, General Manager of Design Software since 1994. He previously was General Manager of the Design Software Group. Mr. Jensen has 16 years of service with the Company.

Mr. Schultz has been Controller since 1979. He has 19 years of service with the Company.

Mr. Sutherland has been Vice President, General Manager of Government Simulation since 1994. He previously served as Executive Vice President of the Government Sector, and Vice President of Simulation Products. Mr. Sutherland has 13 years of service with the Company.

Mr. Turner has been Vice President, General Manager of Graphics Systems since 1994. Prior to joining the Company, he was Chief Executive Officer of Floating Point Systems, Inc. He has 3 years of service with the Company.

                                   FORM 10-K

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         ----------------------------------------
         AND RELATED SECURITY HOLDER MATTERS
         -----------------------------------

Price Range of Common Stock:
---------------------------

     The Company's common stock trades on The Nasdaq Stock Market under the symbol "ESCC". The following table sets forth the range of the high and low sales prices per share of the Company's common stock for the calendar quarters indicated, as reported by Nasdaq. Quotations represent actual transactions in Nasdaq's quotation system but do not include retail markup, markdown, or commission.

                            HIGH      LOW
                           -------  -------
         1994:
         -----
         First Quarter     21       17-1/4
         Second Quarter    19-1/2   13-1/4
         Third Quarter     14       11-3/4
         Fourth Quarter    14-3/4   11-1/4

         1993:
         -----
         First Quarter     18-3/4   14
         Second Quarter    17-3/4   14-1/4
         Third Quarter     18-1/4   15
         Fourth Quarter    20       16-1/4

Approximate Number of Equity Security Holders:
---------------------------------------------

     On March 22, 1995, there were 1,034 holders of record of the Company's common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders.

          Title of Class                  Approximate Number of Record Holders
          --------------                  ------------------------------------
     Common Stock, $0.20 Par Value                          1,034

Dividends:
---------

     Evans & Sutherland has never paid a cash dividend on its common stock, retaining its earnings for the operation and expansion of its business. The Company intends for the foreseeable future to continue the policy of retaining its earnings to finance the development and growth of its business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         ------------------------------------

         (Dollars in thousands except per share amounts)

                                                      1994         1993         1992         1991         1990
                                                   -----------  -----------  -----------  -----------  -----------
For the Year:
-------------

Net sales                                          $  113,090   $  142,253   $  148,594   $  144,890   $  157,551
Research and development                               27,890       31,757       31,342       32,068       27,671
Earnings (loss) before
  extraordinary gain and
  cumulative effect of change
  in accounting principle                              -5,559        1,826        6,849        9,452       16,581
 Per share                                              -0.65         0.22         0.78         1.07         1.84
Net earnings (loss)                                    -3,700        4,093        7,558       10,704       16,581
 Per share                                              -0.43         0.50         0.86         1.21         1.84
Weighted average number
  of shares outstanding                             8,519,990    8,256,331    8,780,051    8,863,075    9,019,241

Return on equity                                         -2.8%         3.1%         5.7%         8.4%        14.9%

At End of the Year:
-------------------

Current assets                                     $  128,186   $  161,188   $  141,824   $  154,320   $  149,827
Current liabilities                                    28,956       40,516       29,286       32,040       36,442
 Current ratio                                            4.4          4.0          4.8          4.8          4.1
Working capital                                        99,230      120,672      112,538      122,280      113,385
Net fixed assets                                       41,664       48,247       53,531       56,307       59,526
Total assets                                          178,740      216,187      200,979      215,072      213,785
Long-term debt                                         20,375       37,066       37,067       45,715       51,609
Stockholders' equity                                  127,118      137,030      130,795      133,339      122,045
Stockholders' equity
  per outstanding share                                 14.86        16.41        15.91        15.01        13.81

Quarterly Financial Data:  (Unaudited)
-------------------------
                                                                  April 1      July 1       Sep. 30      Dec. 30
                                                                -----------  -----------  -----------  -----------
1994:

Net sales                                                       $   26,860   $   22,839   $   21,934   $   41,457
Gross profit                                                        14,583       11,485       10,482       15,914

Loss before extraordinary gain                                         -83       -1,578         -405       -3,493
Extraordinary gain from repurchase
  of convertible debentures, net of
  income taxes                                                          91          369        1,270          129
Net earnings (loss)                                                      8       -1,209          865       -3,364

Loss per share before extraordinary gain                             -0.01        -0.18        -0.05        -0.41
Extraordinary gain                                                    0.01         0.04         0.15         0.02
Earnings (loss) per common and common
 equivalent share                                                     0.00        -0.14         0.10        -0.39


-------------------------------------

Quarterly Financial Data - Continued: (Unaudited)
                                                       April 2      July 2       Oct. 1       Dec. 31
                                                      ----------   ----------   ----------   ----------
1993:

Net sales                                             $   29,916   $   36,009   $   33,368   $   42,960
Gross profit                                              14,949       18,847       18,379       24,400

Earnings (loss) before cumulative effect
  of change in accounting principle                       -1,409          867        3,646       -1,278
Cumulative effect of change in
 accounting for income taxes                               2,267            -            -            -
Net earnings (loss)                                          858          867        3,646       -1,278

Earnings (loss) per share before cumulative
   effect of change in accounting  principle               -0.17         0.11         0.44        -0.15
Cumulative effect of change in accounting
   for income taxes                                         0.27            -            -            -
Earnings (loss) per common and common
 equivalent share                                           0.10         0.11         0.44        -0.15




                     [THIS SPACE INTENTIONALLY LEFT BLANK]

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

SUMMARY:
-------

     The following table sets forth, for the periods indicated, the percentages which selected items in the Statements of Operation bear to total sales of the Company and the percentage increase or decrease in such items as compared to the indicated prior period:

                                         Percentage of Total Sales
                                 ---------------------------------------
                                  52 Weeks       52 Weeks       53 Weeks    Period-to-period
                                   Ended          Ended          Ended     Increase/(Decrease)
                                 Dec. 30,        Dec. 31,       Dec. 25,   -------------------
                                   1994           1993           1992      1993-94     1992-93
                                 ---------      ---------       --------   -------     -------
Net sales                          100.0 %        100.0 %         100.0 %   -20.5 %      -4.3 %
Cost of sales                       53.6           46.2            45.7      -7.7        -3.2
                                 ---------      ---------       --------
  Gross profit                      46.4           53.8            54.3     -31.5        -5.1
Expenses:
  Marketing, general, and
   administrative                   29.1           28.2            25.7     -18.1         4.9
  Research and development          24.7           22.3            21.1     -12.2         1.3
  Restructuring charge               7.2            5.6               -       3.9           -
                                 ---------      ---------       --------
   Total                            61.0           56.1            46.8     -13.6        14.6
                                 ---------      ---------       --------
Operating earnings (loss)          -14.6           -2.3             7.5    -410.3      -129.1
Other income (expense), net          4.5            4.3            -0.1     -15.5      7073.6
                                 ---------      ---------       --------
Earnings (loss) before income
  taxes, extraordinary gain, and
  cumulative effect of change
  in accounting principle          -10.1            2.0             7.4    -502.1       -74.3
Income tax expense (benefit)        -5.2            0.7             2.8    -679.6       -75.9
                                 ---------      ---------       --------
Earnings (loss) before extraordinary
  gain and cumulative effect of
  change in accounting principle    -4.9            1.3             4.6    -404.4       -73.3
Extraordinary gain from
  repurchase of convertible
  debentures, net of income taxes    1.6              -             0.5         -      -100.0
Cumulative effect at December
  26, 1992 of change in
  accounting for income taxes          -            1.6               -    -100.0           -
                                 ---------      ---------       --------
Net earnings (loss)                 -3.3 %          2.9 %           5.1 %  -190.4 %     -45.8 %
                                 =========      =========       ========

RESULTS OF OPERATIONS:
---------------------
     Evans & Sutherland's domestic and international businesses operate in highly competitive markets. The business of the Company is subject to national and worldwide economic and political influences such as recession, political instability, the economic strength of governments, and rapid changes in technology.

     Evans & Sutherland will continue to address these factors by expanding its markets, building strategic alliances both domestically and internationally, and providing lower-priced products. Costs are being controlled through strict budgetary reviews, cost-effective product design, and efficient and effective purchasing and manufacturing.

Sales:  The following table summarizes sales for the three years of 1992 through
-----
1994 in the five market sectors served by the Company. Sales in 1994 declined 21% from 1993, compared to a 4% decrease from 1992 to 1993.

                                         SALES (in Thousands)
                                  ---------------------------------
                                    1994        1993        1992
                                  ---------   ---------   ---------
    U.S. Government               $  56,300   $  48,100   $  51,400
    International Government         25,100      38,100      28,100
    Design Systems                   19,300      19,700      26,400
    Tripos, Inc. /(1)/                6,000      18,000      13,500
    World Civil Pilot Training        4,200      15,500      24,600
    Education and Entertainment       2,200       2,800       4,600
                                  ---------   ---------   ---------
            Total                 $ 113,100   $ 142,200   $ 148,600
                                  =========   =========   =========

     /(1)/ Tripos, Inc. sales are shown separate from Design Systems because of the spin-off of Tripos that occurred on June 1, 1994. Results for Tripos in 1994 represent five months of operations.

          U.S. government sales increased 17% from 1993 to 1994, compared to the 6% decrease experienced from 1992 to 1993. Orders from the U.S. government in 1993 and 1994, with some deliveries extending beyond 1994, were significantly above those of prior years and were driven by an increase in the use of simulation training for ground combat by the U.S. Army. The Company's ESIG-2000 has proven to be an ideal product to serve this market, where high volume and low cost are required. U.S. military services and intelligence agencies are becoming increasingly interested in mission planning and rehearsal where very rapid production of complex, mission-specific databases are a critical requirement. The Company's ESIG-4000 and the new RapidDatabases product are well-positioned to meet this need.

          International government sales decreased 34% from 1993 to 1994, compared to a 36% increase from 1992 to 1993. Results were below expectations for 1994, which reflects the unsettled political and business environment currently fueled by the end of the cold war, the worldwide recession, and low oil prices. 1995, however, appears to be strengthening and the Company has recently won several key programs. As with the U.S. military, the international military community is increasingly recognizing the use and value of simulation capability as a cost- and performance-effective solution to the accomplishment of its mission in a reduced-budget environment. In Europe, lower-priced product offerings by the Company have also spurred interest in the commercial market.

          Design Systems sales declined 2% in 1994 from 1993, compared to the 25% decrease from 1992 to 1993.

               Revenues from the Freedom Series products were below expectations for 1994, but the year was marked by transition. On January 12, 1994, E&S announced it would serve the graphics accelerator market entirely as an OEM supplier. The Company has now completed strategic OEM agreements with HP, IBM, and Sun, and a memorandum of understanding with DEC. These agreements have solidified the Company's move from direct supplier of high-end graphics to an OEM supplier of high-performance graphics to the world's largest computer and workstation manufacturers. These agreements are expected to provide new opportunities for E&S in 1995.

               Design Software (CDRS) sales increased 35% in 1994 compared to 1993. The CDRS and 3D Paint software products have been a successful combination as tools for styling and design. On March 1, 1995, the Company announced the sale of its Design Software Group to Parametric Technology Corporation (PTC). Under the agreement, PTC will acquire the Company's CDRS and 3D Paint software tools. (See Recent Developments.)

          Tripos, Inc. sales for 1994 represent five months of operations due to the spin-off of Tripos that occurred on June 1, 1994. (See Recent Developments.)

          The total number of civil aviation visual systems ordered throughout the world declined markedly during the period 1992 through 1994. The Company's world civil pilot training business decreased 73% from 1993 to 1994, compared to a 37% decrease from 1992 to 1993, reflecting a continuing downturn. Since 1993, the Company's share of new order placements has dropped dramatically. On July 7, 1994, E&S announced it had terminated its long-standing, exclusive marketing agreement with Thomson. (Please refer to the Recent Developments and Legal Proceedings section of this report.)

          It is the Company's intention to participate in the civil airline market as an independent supplier of visual systems. On July 7, 1994, E&S announced it is offering a complete range of fully-integrated visual systems, support, and services directly to the civil aviation marketplace. The Company believes its long history of providing world-class visual systems for civil pilot training will provide a significant opportunity and substantial benefits to its customers by understanding their needs first-hand and by more rapidly responding to those needs. Based on projected growth in air traffic miles and orders for new equipment, this market is expected to begin to experience a slight recovery in 1995. (Please see Recent Developments.)

          Education and Entertainment sales decreased 21% in 1994 from 1993 compared to a 39% decrease from 1992 to 1993. Results were lower than expected for 1994, however the Company's efforts are beginning to produce growth. Sales of the Company's new DIGISTAR II planetarium system are running strong. The Virtual Adventures system jointly developed with Iwerks Entertainment, Inc. and the new ElectraDome product should position the Company in the emerging virtual reality entertainment market. This new business, however, had negligible contribution to 1994 sales results.

Cost of Sales:  As a percent of sales, cost of sales were 54%, 46%, and 46%,
-------------
respectively, in 1994, 1993, and 1992. Increased competition with respect to nearly all of the Company's products has added pressure on prices and margins. As anticipated, the cost of sales percentage increased in 1994.

Expenses:  Total operating expenses as a percent of sales, excluding the
--------
restructuring expenses in 1994 and 1993, were 54%, 51%, and 47%, respectively, for 1994, 1993, and 1992.

     Marketing, General, and Administrative:  Marketing, general, and
     --------------------------------------
     administrative expenses were 18% lower in 1994 compared to 1993, but were slightly higher as a percent of sales. The reduction in expenses is due to the restructuring efforts that took place in January 1994. Further expense reductions are expected in 1995 resulting from the restructuring that took place in January 1995.

         Expenses rose 5% in 1993 from 1992. As a percent of sales, 1993 expenses were 2% above the 1992 level. The 1993 increase came from the Design Systems and Tripos business groups and was predominantly marketing related. The Simulation and Design Software business groups experienced reductions in their marketing expenses.

     Research and Development:  Company-funded research and development expense
     ------------------------
     decreased 12% in 1994 from 1993, compared to a 1% increase from 1992 to 1993. As a percent of sales, expenses were slightly higher than 1993. Management continues to practice stringent expense controls with the intent of reducing research and development expense, as a percent of revenues, over the next few years. However, high levels of R&D will continue in support of essential product development to ensure that the Company maintains technical excellence and market competitiveness. The Company continues to fund almost all R&D costs internally.

     Restructuring Expense:  As stated elsewhere in this report, the markets
     ---------------------
     served by E&S have undergone significant changes which are presenting many opportunities, and the Company is adjusting accordingly. The restructuring sharpens the focus of the Company more clearly. Management attention is focused on the core graphics-related business segments (simulation, accelerator products, and entertainment) where E&S has long-term technical strengths and competitive advantages.

         The restructuring, essentially completed in January 1995, affected every business group in the Company. (Please refer to the Recent Developments section of this report.) The core business segments have been organized to focus on the applications of its major customer groups:
     Government Simulation, which serves domestic and international military training; Commercial Simulation, which serves the world civil aviation market; Entertainment and Education, which includes the virtual reality market; and Graphics Systems, which has been organized to serve its graphics accelerator market entirely as an OEM supplier. Final changes and adjustments are incident to the sale of the Company's Design Software group to Parametric Technology Corporation (PTC).

         The Company-wide restructuring expense, as recognized in the fourth quarter of 1994, was comprised of the following general expense elements:

         1. Reduction in-force payroll and related benefits expense/*/      $5,037,000
         2. Inventory adjustment, write-off or write-down                    3,175,000
                                                                             ---------
                   Total restructuring expense                              $8,212,000
                                                                            ==========

         /*/Estimated cash expenditures.

Other Income (Expense), Net:  Other income (expense), net, decreased 16% in 1994
---------------------------
from 1993, compared to an increase of 7074% in 1993 from 1992.

     Interest income decreased 1% in 1994 from 1993, compared to a decrease of 19% in 1993 from 1992. Lower cash balances in 1994 from 1993 were nearly offset by rising interest rates, whereas higher cash balances in 1993 were more than offset by lower interest rates.

     Interest expense declined 27% and 15% respectively in 1994 from 1993 and in 1993 from 1992 due to a lower balance of the Company's outstanding convertible debentures during both 1994 and 1993.

     Sales of appreciated assets during 1994 and 1993 resulted in net realized gains of $4,009,000 and $6,238,000 respectively. The underlying marketable securities comprising these sales were 295,000 shares of VLSI common stock sold in 1994, and 510,000 shares of VLSI common stock sold in 1993. There were no sales of appreciated assets in 1992.

Extraordinary Gain:  The Company realized extraordinary gains of $1,859,000 and
------------------
$709,000 in 1994 and 1992, respectively. The gains resulted from repurchase by the Company of its 6% Subordinated Convertible Debentures at less than par.

Income Taxes:  Provision (benefit) for income taxes was 51%, 36%, and 38% of
------------
pre-tax earnings (loss) for 1994, 1993, and 1992 respectively. The rate increase in 1994's tax benefit results primarily from the closing of the Company's wholly-owned subsidiary in France. In 1993, the Company adopted FASB 109 Accounting for Income Taxes as described in footnote 1 of "Notes to

Consolidated Financial Statements" in Part II of this report with the resulting tax effects shown as a separate line item in the Consolidated Financial Statements of Operations.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

     Funds to support the Company's operations generally come from net cash provided by operating activities, sales of marketable securities, and proceeds from employee stock purchase and option plans. The Company also has cash equivalents and short-term investments which can be used as needed for operating funds.

     During 1994, proceeds from employee stock purchases contributed $4,840,000, and the sale of marketable securities provided $4,502,000. The major use of cash was for the repurchase of convertible debentures of $13,748,000, the Tripos spin-off of $8,485,000, the purchase of capital equipment for $6,520,000, the funding of operating activities of $3,531,000, and an increase in capitalized software and intangible and other assets of $1,404,000. The net result was a decrease in cash and short-term investments from $78,536,000 in 1993 to $51,810,000 at the end of 1994.

     There were no material capital commitments at the end of 1994.

     The Company believes that, through internal cash generation, plus the cash investments and marketable securities identified above, it has sufficient resources to cover its cash needs during fiscal year 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

The following constitutes a list of Financial Statements included in Part II of this report:

     .  Report of Management

     .  Independent Auditors' Report

     .  Consolidated Balance Sheets - December 30, 1994 and December 31, 1993.

     . Consolidated Statements of Operations - Years ended December 30, 1994, December 31, 1993, and December 25, 1992.

     . Consolidated Statements of Stockholders' Equity - Years ended December 30, 1994, December 31, 1993, and December 25, 1992.

     . Consolidated Statements of Cash Flows - Years ended December 30, 1994, December 31, 1993, and December 25, 1992.

     . Notes to Consolidated Financial Statements - Years ended December 30, 1994, December 31, 1993, and December 25, 1992.

The following constitutes a list of Financial Statement Schedules included in
Part IV of this report:

     .  Schedule II - Valuation and Qualifying Accounts

     Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or notes thereto.

REPORT OF MANAGEMENT

     Responsibility for the integrity and objectivity of the financial information presented in this report rests with the management of Evans & Sutherland. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and include amounts that are based on management's best estimates and judgments. Management also prepared other information in this report and is responsible for its accuracy and consistency with the financial statements.

     Evans & Sutherland has established and maintains an effective system of internal accounting controls. The Company believes this system provides reasonable assurance that transactions are executed in accordance with management authorization in order to permit the financial statements to be prepared with integrity and reliability and to safeguard, verify, and maintain accountability of assets. In addition, Evans & Sutherland's business ethics policy requires employees to maintain the highest level of ethical standards in the conduct of the Company's business.

     Evans & Sutherland's financial statements have been audited by KPMG Peat Marwick LLP, independent public accountants. Management has made available all the Company's financial records and related data to allow KPMG Peat Marwick LLP to express an informed professional opinion in their accompanying report.

     The Audit Committee of the Board of Directors is composed of the Chairman of the Board and all outside directors and meets periodically with the independent accountants, as well as with Evans & Sutherland management and internal auditing, to review accounting, auditing, internal accounting control, and financial reporting matters.



          James R. Oyler                 Gary E. Meredith
          President and                  Vice President and
          Chief Executive Officer        Chief Financial Officer

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Evans & Sutherland Computer Corporation:


          We have audited the consolidated financial statements of Evans & Sutherland Computer Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans & Sutherland Computer Corporation and subsidiaries as of December 30, 1994 and December 31, 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

          As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for investments to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities effective January 1, 1994 and the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of SFAS No. 109, Accounting for Income Taxes.



                                         KPMG Peat Marwick LLP

Salt Lake City, Utah
February 16, 1995, except for
 note 20, which is as of
 March 1, 1995

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                    December 30, 1994 and December 31, 1993

                  (Dollars in thousands except share amounts)




                 Assets                       1994        1993
                 ------                    ---------   ---------
Current assets:
 Cash and cash equivalents                 $  25,213   $   3,250
 Short-term investments                       26,597      75,286
 Receivables:
  Trade accounts, less allowance for
   doubtful receivables of $144 in 1994       20,724      30,667
   and $406 in 1993

  Income taxes                                 1,633           -
  Interest                                     1,142       1,076
  Employees and other                            150         399
                                           ---------   ---------
       Total receivables                      23,649      32,142

 Inventories (note 2)                         26,192      32,839
 Costs and estimated earnings in excess
  of billings on uncompleted contracts,
  net (note 3)                                18,549      10,048
 Deferred income taxes (note 9)                6,561       6,050
 Prepaid expenses and deposits                 1,425       1,573
                                           ---------   ---------
       Total current assets                  128,186     161,188

Property, plant, and equipment, at cost
 (note 4)                                    104,466     113,366
  Less accumulated depreciation and
   amortization                               62,802      65,119
                                           ---------   ---------
       Net property, plant, and
        equipment                             41,664      48,247

Long-term investments (note 5):
 Marketable equity securities at cost              -       3,178
 Marketable equity securities
  available-for-sale at fair value             7,277           -
 Other                                            35          35
                                           ---------   ---------
       Total long-term investments             7,312       3,213

Other assets, at cost, less accumulated
 amortization of $1,157 in 1994 and
 $5,813 in 1993                                1,578       3,539
                                           ---------   ---------
                                           $ 178,740   $ 216,187
                                           =========   =========


See accompanying notes to consolidated financial statements.



  Liabilities and Stockholders' Equity        1994        1993
  ------------------------------------     ---------   ---------
Current liabilities:
 Notes payable to banks (note 6)           $   1,817   $   2,685
 Accounts payable                              2,401       5,095
 Accrued expenses (note 7)                    15,556      19,321
 Customer deposits                             9,182      11,303
 Income taxes payable (note 9)                     -       2,112
                                           ---------   ---------
       Total current liabilities              28,956      40,516

Long-term debt (note 8)                       20,375      37,066

Deferred income taxes (note 9)                 2,291       1,575




Stockholders' equity (notes 10 and 15):
 Preferred stock, no par value.
  Authorized 10,000,000 shares; no
  shares issued and outstanding                    -           -

 Common stock, $.20 par value.
  Authorized 30,000,000 shares; issued
  and outstanding 8,552,106 shares in
  1994 and 8,352,525 shares in 1993            1,710       1,671

 Additional paid-in capital                    2,850      11,899
 Retained earnings                           119,251     122,951
 Net unrealized gain on marketable             2,847           -
  equity securities available-for-sale
 Cumulative translation adjustment               460         509
                                           ---------   ---------
       Total stockholders' equity            127,118     137,030
                                           ---------   ---------

Commitments and contingencies (notes 11
 and 17)                                   $ 178,740   $ 216,187
                                           =========   =========


            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations

    Years ended December 30, 1994, December 31, 1993, and December 25, 1992

                    (In thousands except per share amounts)


                                               1994         1993         1992
                                           ---------    ---------    ---------
Net sales (note 12)                        $ 113,090    $ 142,253    $ 148,594
Cost of sales                                 60,626       65,678       67,863
                                           ---------    ---------    ---------
    Gross profit                              52,464       76,575       80,731
                                           ---------    ---------    ---------
Expenses:
 Marketing, general, and administrative       32,874       40,154       38,278
 Research and development                     27,890       31,757       31,342
 Restructuring charge (note 18)                8,212        7,900            -
                                           ---------    ---------    ---------
                                              68,976       79,811       69,620
                                           ---------    ---------    ---------
    Operating earnings (loss)                (16,512)      (3,236)      11,111

Other income (expense):
 Interest income                               2,710        2,738        3,371
 Interest expense                             (1,902)      (2,613)      (3,080)
 Gain on sale of marketable equity
  securities available-for-sale (note 5)       4,009        6,238            -
 Miscellaneous                                   311         (296)        (378)
                                           ---------    ---------    ---------
    Earnings (loss) before income
     taxes, extraordinary gain, and
     cumulative effect of change in
     accounting principle                    (11,384)       2,831       11,024

Income tax expense (benefit) (note 9)         (5,825)       1,005        4,175
                                           ---------    ---------    ---------
    Earnings (loss) before
     extraordinary gain and cumulative
     effect of change in accounting
     principle                                (5,559)       1,826        6,849

Extraordinary gain from repurchase of
 convertible debentures, net of income
 taxes of $1,115 in 1994 and $435 in
 1992 (note 8)                                 1,859            -          709

Cumulative effect at December 26, 1992,
 of change in accounting for income
 taxes (note 1)                                    -        2,267            -
                                           ---------    ---------    ---------
    Net earnings (loss)                    $  (3,700)   $   4,093    $   7,558
                                           =========    =========    =========
Earnings (loss) per common and common
 equivalent share:
 Before extraordinary gain and
  cumulative effect of change in
  accounting principle                     $    (.65)   $     .22    $     .78

 Extraordinary gain from repurchase of
  convertible debentures                         .22            -          .08
 Cumulative effect of change in
  accounting principle                             -          .28            -
                                           ---------    ---------    ---------
                                           $    (.43)   $     .50    $     .86
                                           =========    =========    =========

See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
    Years ended December 30, 1994, December 31, 1993, and December 25, 1992
                             (Dollars in thousands)


                                              1994         1993         1992
                                           ---------    ---------    ---------
Common stock:
 Beginning of year                         $   1,671    $   1,644    $   1,777
 Par value of shares issued for cash
  (199,581 shares in 1994, 155,497                41           31           10
  shares in 1993, and 48,166 shares in
  1992)
 Par value of shares purchased and
  retired (11,806 shares in
  1994 and 22,240 shares in 1993)                 (2)          (4)        (143)
                                           ---------    ---------    ---------
 End of year                                   1,710        1,671        1,644
                                           ---------    ---------    ---------
Additional paid-in capital:
 Beginning of year                            11,899        9,841       19,779
 Proceeds in excess of par value of            3,273        2,385          660
  shares issued for cash
 Compensation expense on employee stock           83          101           62
  purchase plan
 Tax benefit from issuance of common             217            -           22
  stock to employees
 Cash paid in excess of par value on               -            -      (10,381)
  shares retired
 Retirement of treasury stock                   (243)        (428)        (301)
 Tripos spin off (note 19)                   (12,379)           -            -
                                           ---------    ---------    ---------
 End of year                                   2,850       11,899        9,841
                                           ---------    ---------    ---------
Retained earnings:
 Beginning of year                           122,951      118,858      111,300
 Net earnings (loss)                          (3,700)       4,093        7,558
                                           ---------    ---------    ---------
 End of year                                 119,251      122,951      118,858
                                           ---------    ---------    ---------
Net unrealized gain on marketable
 equity securities available-for-sale:
 Beginning of year                                 -            -            -
 Effect of change in accounting for
  marketable equity securities January         6,838            -            -
  1, 1994 (note 1)
 Net gain realized on current year sales      (2,486)           -            -
 Change in unrealized gain                    (1,505)           -            -
                                           ---------    ---------    ---------
 End of year                                   2,847            -            -
                                           ---------    ---------    ---------
Cumulative translation adjustment:
 Beginning of year                               509          452          763
 Translation adjustment                          (49)          57         (311)
                                           ---------    ---------    ---------
 End of year                                     460          509          452
                                           ---------    ---------    ---------
    Total stockholders' equity             $ 127,118    $ 137,030    $ 130,795
                                           =========    =========    =========

See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
    Years ended December 30, 1994, December 31, 1993, and December 25, 1992
                                 (In thousands)


                                               1994         1993         1992
                                           ---------    ---------    ---------
Cash flows from operating activities:
 Net earnings (loss)                       $  (3,700)   $   4,093    $   7,558
 Adjustments to reconcile net earnings
  (loss) to net cash provided by (used
  in) operating activities:
  Depreciation and amortization of
   plant and equipment                        10,280       13,344       13,525
  Provision for write down of inventory        4,316          114        1,308
  Gain on repurchase of convertible
   debentures                                 (2,974)           -       (1,144)
  Provision for warranty expense                 348        1,121          655
  Loss on disposal of fixed assets and
   other assets                                   69          101          738
  Other amortization                             424        1,094        1,219
  Restructuring charge (note 18)               8,212        7,900            -
  Gain on sale of marketable equity
   securities available-for-sale (note 5)     (4,009)      (6,238)           -
  Other, net                                      99          287          163
  Decrease (increase) in operating
   assets:
    Receivables                                7,426       17,197      (17,594)
    Inventories                                 (772)     (13,278)       2,254
    Costs and estimated earnings in
     excess of billings on uncompleted
     contracts, net                           (8,789)       8,685         (220)
     Prepaid expenses and deposits and
     other assets                               (241)        (175)         620
  Increase (decrease) in operating
   liabilities:
    Accounts payable and accrued
     expenses                                (10,713)      (6,137)        (409)
    Customer deposits                            691        6,954         (878)
    Income taxes payable                      (3,760)      (4,463)       5,414
    Deferred income taxes                     (1,541)      (2,507)      (2,087)
                                           ---------    ---------    ---------
       Net cash provided by (used in)
        operating activities                  (4,634)      28,092       11,122
                                            ---------    ---------    ---------
Cash flows from investing activities:
  Net sales (purchases) of short-term
  investments                                 48,689      (24,756)      23,841
 Tripos spin off (note 19)                    (8,485)           -            -
 Proceeds from sale of marketable
  equity securities available-for-sale         4,502        7,089            -
 Investment in marketable securities               -       (2,000)           -
 Payment for purchase acquisition, net
  of cash acquired (note 19)                    (975)           -       (1,428)
 Increase in capitalized software,
  intangible and other assets                   (404)      (1,159)      (1,063)
 Capital expenditures                         (6,417)      (8,265)     (11,251)
 Proceeds from disposal of fixed assets
  and other assets                                61          182           84
                                           ---------    ---------    ---------
       Net cash provided by (used in)
        investing activities                  36,971      (28,909)      10,183
                                           =========    =========    =========

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
    Years ended December 30, 1994, December 31, 1993, and December 25, 1992
                                 (In thousands)


                                              1994        1993        1992
                                           ---------    -------    ---------
Cash flows from financing activities:
 Payments for repurchase of convertible
  debentures                               $ (13,748)   $     -    $  (3,196)
 Principal payments on long-term debt              -         (1)      (4,389)
 Net borrowings (payments) under line
  of credit agreements                        (1,142)       255       (5,408)
 Retirement of common stock                     (233)         -      (10,524)
 Net proceeds from issuance of common
  stock                                        4,840      2,084          649
                                           ---------    -------    ---------
       Net cash provided by (used in)
        financing activities                 (10,283)     2,338      (22,868)
                                           ---------    -------    ---------
Effect of foreign exchange rate changes
 on cash                                         (91)       235           63
                                           ---------    -------    ---------
Net change in cash and cash equivalents       21,963      1,756       (1,500)
                                           ---------    -------    ---------
Cash and cash equivalents at beginning
 of year                                       3,250      1,494        2,994
                                           ---------    -------    ---------
Cash and cash equivalents at end of year   $  25,213    $ 3,250    $   1,494
                                           =========    =======    =========

Supplemental Disclosures of Cash Flow
 Information
-------------------------------------
Cash paid during the year for:
 Interest                                  $   2,225    $ 2,537    $   3,223
 Income taxes                                    432      6,379        2,012




See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          December 30, 1994, December 31, 1993, and December 25, 1992
                (Dollars in thousands except per share amounts)



(1) Summary of Significant Accounting Policies
    ------------------------------------------

    (a) Fiscal Year
        -----------

        The Company's fiscal year ends the last Friday in December. The fiscal year ends for the years included in the accompanying consolidated financial statements are the periods ended December 30, 1994, December 31, 1993, and December 25, 1992. Unless otherwise specified, all references to a year are to the fiscal year ending in the year stated.

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

    (e) Short-term Investments
        ----------------------

        Short-term investments, consisting of U.S. government securities, are stated at cost, which approximates market value. All such investments have original maturities to the Company of greater than three months and less than one year.

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

    (h) Other Assets
        ------------

        Other assets include deferred bond offering costs, capitalized software development costs, and goodwill, and are being amortized on a straight-line basis over the bond term, estimated useful lives, and five years, respectively.

    (i) Marketable Equity Securities
        ----------------------------

        The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement 115) at January 1, 1994. Under Statement 115, the Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

        Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. All of the Company's marketable equity securities are classified as available-for-sale. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. Dividend income is recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific-identification method for determining the cost of securities sold.

        Marketable equity securities at December 31, 1993 are stated at the lower of aggregate cost or market value.

    (j) Warranty Reserve
        ----------------

        The Company provides a warranty reserve for estimated future costs of servicing products under warranty agreements. Anticipated costs for product warranty are based upon estimates derived from experience factors and are recorded at the time of sale or over the contract period for long-term contracts.

   (k) Earnings (Loss) Per Common and Common Equivalent Share
       ------------------------------------------------------

       Earnings (loss) per common and common equivalent share have been computed based on the weighted average number of shares outstanding during the year, after giving effect, if necessary, to the assumption that all dilutive stock options were exercised at the beginning of the year or date of grant with the proceeds therefrom being used to acquire treasury shares. Earnings per common and common equivalent share are based on 8,519,990, 8,256,331, and 8,780,051 shares outstanding for 1994, 1993, and 1992, respectively.

   (l)  Income Taxes
        ------------

       Effective December 26, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes and it has reported the cumulative effect of the change in the method of accounting for income taxes in the 1993 consolidated statement of operations. Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

   (m) Foreign Currency Translation
       ----------------------------

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

       Certain transactions of the foreign subsidiaries are denominated in currencies other than the functional currency, including transactions with the parent company. Transaction gains and losses are included in miscellaneous income (expense) for the period in which exchange rates change and amounted to net gains (losses) of $266 in 1994, $(291) in 1993, and $(56) in 1992.

   (n) Reclassifications
       -----------------

       Certain reclassifications have been made in the 1993 and 1992 consolidated financial statements to conform with classifications adopted in 1994.

(2) Inventories
    -----------

    Inventories are summarized as follows:

                                                    1994        1993
                                                 --------    --------
    Raw materials and supplies                   $ 10,498    $ 13,631
    Work-in-process                                13,491      14,470
    Finished goods                                  2,203       4,738
                                                 --------    --------
                                                 $ 26,192    $ 32,839
                                                 ========    ========

(3) Long-term Contracts
    -------------------

    Comparative information with respect to uncompleted contracts follows:

                                                   1994         1993
                                                 ---------   ---------
    Accumulated costs and estimated
     earnings on uncompleted contracts           $ 262,503   $ 260,288
    Less billings                                  243,954     250,240
                                                 ---------   ---------
                                                 $  18,549   $  10,048
                                                 =========   =========
    Costs and estimated earnings in excess
     of billings on uncompleted contracts        $  37,295   $  28,063
    Billings in excess of costs and
     estimated earnings on uncompleted
     contracts                                     (18,746)    (18,015)
                                                 ---------   ---------
                                                 $  18,549   $  10,048
                                                 =========   =========

(4)  Property, Plant, and Equipment
     ------------------------------

     The cost and estimated useful lives of property, plant, and equipment are summarized as follows:

                                     Estimated
                                    useful lives      1994        1993
                                    ------------   ---------   ---------
    Land                                 -         $   1,436   $   1,436
    Buildings and improvements        40 years        35,055      34,658
    Machinery and equipment         3 to 8 years      65,114      71,907
    Office furniture and equipment    8 years          2,173       3,428
    Construction-in-process              -               688       1,937
                                                   ---------   ---------
                                                   $ 104,466   $ 113,366
                                                   =========   =========

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

(5) Long-term Investments
    ---------------------

    Long-term investments are summarized as follows:

                                             1994       1993
                                           -------    -------
      Marketable equity securities
       (at fair value in 1994 and at
       cost in 1993):
        Iwerks Entertainment, Inc.
         (Iwerks)                          $ 1,000   $ 2,000
        VLSI Technology, Inc. (VLSI)         4,794     1,160
        Adobe Systems, Inc. (Adobe)          1,483        18
                                           -------    -------
                                             7,277     3,178
      Other investments                         35        35
                                           -------    -------
                                           $ 7,312   $ 3,213
                                           =======   =======


    Iwerks - The Company owned 210,526 shares of common stock of Iwerks at
    ------
    December 30, 1994 and December 31, 1993. The Company's investment in Iwerks represents less than a three percent ownership. Gross unrealized gains (losses) on the Iwerks investment amount to ($1,000) at December 30, 1994 and $3,632 at December 31, 1993. As of February 16, 1995, gross unrealized losses amounted to $947.

    VLSI - The Company owned the following voting common shares of VLSI: 399,500
    ----
    at December 30, 1994 and 694,500 at December 31, 1993 and December 25, 1992. The Company's investment in VLSI, an electronics manufacturing company, represents less than a two percent ownership. A realized gain of $4,009 on the sale of 295,000 shares was recognized in 1994. Gross unrealized gains on the VLSI investment amounted to $4,127, $6,306, and $6,872 at December 30, 1994, December 31, 1993, and December 25, 1992, respectively. As of February 16, 1995, gross unrealized gains on the investment amounted to $4,976.

    Adobe - The Company owned 49,864 shares of Adobe common stock at December
    -----
    30, 1994, December 31, 1993, and December 25, 1992. The Company's investment in Adobe represents less than a one percent ownership. Gross unrealized gains on the Adobe investment amounted to $1,465, $1,091, and $752 at December 30, 1994, December 31, 1993, and December 25, 1992, respectively. As of February 16, 1995, gross unrealized gains on the investment amounted to $1,702.

(6) Notes Payable to Banks
    ----------------------

   The following is a summary of notes payable to banks:

                                             1994       1993
                                           -------    -------
      Balance at end of year               $ 1,817    $ 2,685
      Weighted average interest rate at
       end of year                            9.5%      10.0%
      Maximum balance outstanding during
       the year                            $ 3,215    $ 4,035
      Average balance outstanding during
       the year                            $ 1,195    $ 2,863
      Weighted average interest rate
       during the year                       9.77%      10.7%


    ----------------------

    The average balance outstanding and weighted average interest rate are computed based on the outstanding balances and interest rates at month-end during each year.

    The Company has unsecured revolving line of credit agreements totaling $6,134 at December 30, 1994, of which approximately $4,317 was unused and available. At December 30, 1994, the Company also had standby letters of credit outstanding totaling approximately $350 relating to performance obligations under long-term contracts.

(7) Accrued Expenses
    ----------------

    Accrued expenses consist of the following:

                                                1994       1993
                                              --------   --------
      Pension plan contribution (note 14)     $  2,998   $  2,432
      Long-term contract reserve                     -        404
      Unused vacation                            2,310      2,460
      Restructuring (note 18)                    5,037      7,313
      Other                                      5,211      6,712
                                              --------   --------
                                              $ 15,556   $ 19,321
                                              ========   ========

(8) Long-term Debt
    --------------

    Long-term debt is comprised of six percent convertible subordinated debentures due in 2012.

    The six percent convertible subordinated debentures are convertible at any time prior to maturity into the Company's common stock at $42.10 per share, subject to adjustments in certain events. The debentures are redeemable at the Company's option, in whole or in part, at declining redemption premiums until March 1, 1997, and at par on and after such date. The Company is required to provide a sinking fund balance of five percent of the applicable principal amount of the debentures annually beginning March 1, 1998. The debentures are subordinated to all existing and future superior indebtedness.

    During 1994 and 1992, the Company repurchased $16,691 and $4,369, respectively, of convertible debentures on the open market. These purchases resulted in extraordinary gains of approximately $2,974 and $1,144, respectively. These extraordinary gains are shown net of income taxes in the accompanying consolidated statements of operations.

(9) Income Taxes
    ------------

    Components of income tax expense (benefit) attributable to income (loss) from continuing operations:

                                             Share and
                                               stock
                                               option
                     Current     Deferred     benefit     Total
                    ---------    --------    ---------   -------
       1994:
        Federal     $  (4,505)   $ (1,086)    $ 188      $(5,403)
        State            (636)       (167)       29         (774)
        Foreign           352           -         -          352
                    ---------    --------     --------   -------
                    $  (4,789)   $ (1,253)    $ 217      $(5,825)
                    =========    ========     ========   =======
       1993:
        Federal     $     962    $   (209)    $   -      $   753
        State             145         (32)        -          113
        Foreign           139           -         -          139
                    ---------    --------     --------   -------
                    $   1,246    $   (241)    $   -      $ 1,005
                    =========    ========     ========   =======
       1992:
        Federal     $   4,918    $ (1,524)    $  19      $ 3,413
        State             752        (169)        3          586
        Foreign           176           -         -          176
                    ---------    --------     --------   -------
                    $   5,846    $ (1,693)    $  22      $ 4,175
                    =========    ========     ========   =======


    The actual tax expense allocated to income from continuing operations differs from the "expected" tax expense (benefit) for the three years shown (computed by applying the U.S. corporate tax rate of 34 percent) as follows:

                                             1994        1993        1992
                                           --------    --------    -------
        Computed "expected" tax expense
         (benefit)                         $ (3,871)   $    963    $ 3,748
        Research and development and
         foreign tax credits                   (226)       (160)      (344)
        Foreign taxes                           352         139        176
        Losses (gains) of foreign
         subsidiaries                        (1,461)      1,577        782
        Federal and state refunds from
         prior tax years                          -      (1,275)         -
        Earnings of foreign sales
         corporation                           (123)       (343)      (739)
        State taxes (net of federal income
         tax benefit)                          (511)         96        472
        Other, net                               15           8         80
                                           --------    --------    -------
                                           $ (5,825)   $  1,005    $ 4,175
                                           ========    ========    =======

     ------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 30, 1994 and December 31, 1993 in accordance with Statement 109 are presented below:

                                                      Domestic               Foreign
                                               --------------------    -----------------
                                                 1994        1993        1994      1993
                                               --------    --------    -------   -------
        Deferred tax assets:
         Restructuring accrual                 $  1,889    $  2,302    $     -   $     -
         Warranty, vacation, and other
          accruals                                1,083       1,797          -         -
         Inventory reserves and other
          inventory - related temporary
          basis differences                       2,527       1,022          -         -
         Pension accrual                          1,122         912          -         -
         Long-term contract related
          temporary differences                     490         528          -         -
         Net operating loss carryforwards
          from acquired subsidiary,
          expiring primarily in 2006                479         518      2,276     1,802
         Other                                      188         122          -         -
                                               --------    --------    -------   -------
            Total gross deferred tax assets       7,778       7,201      2,276     1,802
            Less valuation allowance                520         560      2,276     1,802
                                               --------    --------    -------   -------
            Total deferred tax assets             7,258       6,641          -         -
                                               --------    --------    -------   -------

                                                      Domestic               Foreign
                                               --------------------    -----------------
                                                 1994        1993       1994      1993
                                               --------    --------    -------   -------
        Deferred tax liabilities:
         Plant and equipment, principally
          due to differences in
          depreciation and capitalized
          interest                               (1,166)     (1,220)         -         -
         Capitalized software development
          costs                                       -        (824)         -         -
         Unrealized gain on marketable
          equity securities                      (1,746)          -          -         -
         Other                                      (76)       (122)         -         -
                                               --------    --------    -------   -------
            Total gross deferred tax
             liabilities                         (2,988)     (2,166)         -         -
                                               --------    --------    -------   -------
            Net deferred tax asset             $  4,270    $  4,475    $     -   $     -
                                               ========    ========    =======   =======

     The domestic valuation allowance for deferred tax assets as of December 30, 1994 was $520. This represents a decrease of $40 in the total domestic valuation allowance from the previous year.

     ------------

     Deferred income taxes result from timing differences in the recognition of income and expense for tax and financial statement purposes. The sources of these timing differences and their tax effects for the year ended December 25, 1992 in accordance with APB Opinion No. 11 which was in effect for this year follow:

        Depreciation                               $   (677)
        Revenue recognition on long-term
         contracts                                     (563)
        State taxes                                    (400)
        Warranty, vacation, and other reserves          311
        Pension expense                                (590)
        Foreign subsidiary, net of currency
         gains and losses                               449
        Other, net                                     (223)
                                                   --------
                                                   $ (1,693)
                                                   ========

     Management believes the existing net deductible temporary differences will reverse during the periods in which the Company generates net taxable income. The Company has a strong taxable earnings history. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has established a valuation allowance primarily for net operating loss and tax credit carryforwards from an acquired subsidiary and foreign subsidiaries as a result of the uncertainty of realization.

(10) Stock Option, Purchase, and Bonus Plans
     ---------------------------------------

     Stock Option Plans - The Company has granted options to officers,
     ------------------
     directors, and employees to acquire shares of the Company's common stock. Substantially all options so granted provide for purchase prices equal to the fair market value on the date of grant. A summary of activity follows:

                                                   Number of shares
                                                    (in thousands)
                                                 ---------------------      Exercise
                                                   1994   1993   1992        price
                                                 -------  -----  -----  ---------------
        Options outstanding at beginning of
         year                                        895  1,093  1,153  $5.00 to $33.50

        Options granted                            1,173     31     18  $12.22 to $21.00
                                                 -------  -----  -----
                                                   2,068  1,124  1,171
                                                 -------  -----  -----
        Options exercised                            173    115     11  $5.00 to $18.00

        Options canceled or expired                1,080    114     67  $15.75 to $33.50
                                                 -------  -----  -----
                                                   1,253    229     78
                                                 -------  -----  -----
        Options outstanding at end of year           815    895  1,093  $5.00 to $23.25
                                                 =======  =====  =====

        Options exercisable at end of year           333    754    849  $5.00 to $23.00
                                                 =======  =====  =====

     ---------------------------------------

     Under the terms of the stock option plan, 429,370, 522,305, and 438,799 shares of common stock were authorized and reserved for issuance, but were not granted at December 30, 1994, December 31, 1993, and December 25, 1992, respectively.

     Stock Purchase Plan - The Company has an employee stock purchase plan
     -------------------
     whereby qualified employees are allowed to purchase limited amounts of the Company's common stock at 85 percent of the market value of the stock at the time of the sale.

     Stock Bonus Plan - The Company has authorized a total of 200,000 shares of
     ----------------
     common stock for an executive stock bonus plan under which officers and key employees may be granted stock bonuses. No shares were issued under this plan in 1994, 1993, or 1992.

(11) Lease Commitments
     -----------------

     The Company occupies real property and uses certain equipment under lease arrangements, which are accounted for primarily as operating leases. A summary of lease expense under such arrangements follows:

                                        1994      1993     1992
                                      -------   -------  -------
        Real property                 $ 1,433   $ 1,610  $ 1,185
        Equipment                         464       539      527
                                      -------   -------  -------
         Total lease expense          $ 1,897   $ 2,149  $ 1,712
                                      =======   =======  =======

     A summary of noncancelable long-term operating lease commitments follows:

                                           Real
        Fiscal year(s)                   property    Equipment    Total
        --------------                   --------    ---------   -------
        1995                             $   979      $  272     $ 1,251
        1996                                 731         211         942
        1997                                 672         159         831
        1998                                 638         130         768
        1999                                 657         126         783
        Thereafter                         8,820         126       8,946
                                         -------      ------     -------
          Total commitments              $12,497      $1,024     $13,521
                                         =======      ======     =======


(12) Industry Segment and Foreign Operations
     ---------------------------------------

     The Company's operations consist of a single line of business composed of designing, manufacturing, selling, and servicing interactive computing systems for pilot training and for general engineering and scientific applications.

     A summary of operations by geographic area follows:

                                                1994         1993         1992
                                              ---------    ---------    ---------
        Net sales:
         U.S. operations                      $ 107,477    $ 134,556    $ 138,237
         European operations                      6,813       15,933       16,586
         Eliminations                            (1,200)      (8,236)      (6,229)
                                              ---------    ---------    ---------
          Total net sales                     $ 113,090    $ 142,253    $ 148,594
                                              =========    =========    =========
        Operating earnings (loss):
         U.S. operations                      $ (14,490)   $     550    $  12,535
         European operations                     (2,436)      (3,984)      (2,746)
         Eliminations                               414          198        1,322
                                              ---------    ---------    ---------
          Total operating earnings (loss)     $ (16,512)   $  (3,236)   $  11,111
                                              =========    =========    =========
        Identifiable assets:
         U.S. operations                      $ 104,773    $ 121,705    $ 134,221
         European operations                      3,694       11,182        9,440
         Eliminations                              (216)        (564)        (761)
                                              ---------    ---------    ---------
          Total identifiable assets             108,251      132,323      142,900
         Corporate assets                        70,489       83,864       58,079
                                              ---------    ---------    ---------
            Total assets                      $ 178,740    $ 216,187    $ 200,979
                                              =========    =========    =========

     Transfers between geographic areas are accounted for at market price, and intercompany profit is eliminated in consolidation. Operating earnings
     (loss) are total sales, less operating expenses. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area. Corporate assets are principally cash, short-term investments, and long-term investments.

(13) Sales to Foreign and Major Customers
     ------------------------------------

     A summary of sales to foreign and major customers follows:

                                                     1994       1993       1992
                                                   --------   --------   --------
        Sales to foreign end-users:
         Australia and New Zealand                 $     68   $     90   $     35
         Canada                                          42      2,490      1,244
         Europe (excluding Great Britain)            18,499     34,792     25,513
         Pacific Rim                                  6,988      9,446     18,027
         Great Britain                                9,250     17,904     19,948
         Middle East                                  3,046      5,090      4,914
         Latin America                                    4         78        791
         South Africa                                     -          1          -
                                                   --------   --------   --------
            Total                                  $ 37,897   $ 69,891   $ 70,472
                                                   ========   ========   ========
        Major customers (10% or more of total
         sales):
         Loral                                     $ 25,677   $  8,192   $ 11,619
         Rediffusion Simulation Ltd. and
          Thomson/Hughes training                    13,899     20,984     24,977
         U.S. government (certain of which are
          also included with sales set forth
          above)                                     51,397     47,143     47,459


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

     Net annual pension expense of the plan is summarized as follows:

                                                     1994        1993        1992
                                                   --------    --------    -------
        Benefits for services rendered during
         the year                                  $  2,549    $  2,236    $ 1,979
        Interest on projected benefit obligation      1,979       1,781      1,516
        Actual return on plan assets                    427      (3,175)      (765)
        Net amortization and deferral                (2,790)      1,222       (995)
                                                   --------    --------    -------
                                                   $  2,165    $  2,064    $ 1,735
                                                   ========    ========    =======

     ----------------------

     The following assumptions were used in accounting for the pension plan:

                                                  1994    1993   1992
                                                  ----    ----   ----
        Discount rates used in determining
         benefit obligations                      8.50%   7.25%  8.25%

        Rates of increase in compensation levels  4.50    4.50    5.50

        Expected long-term rate of return on
         plan assets                              9.00   10.00   10.00

     The following summarizes the plan's funded status and amounts recognized in the Company's consolidated financial statements:

                                                      1994         1993
                                                   ---------    ---------
        Actuarial present value of benefit
         obligations:
         Vested benefits                           $ (11,231)   $ (14,781)
         Nonvested benefits                             (735)      (1,357)
                                                   ---------    ---------
        Accumulated benefit obligation               (11,966)     (16,138)
        Effect of projected future salary
         increases                                    (8,801)     (12,008)
                                                   ---------    ---------
        Projected benefit obligation                 (20,767)     (28,146)
        Plan assets at fair value                     24,619       26,601
                                                   ---------    ---------
        Projected benefit obligation below (in
         excess of) plan assets                        3,852       (1,545)
        Unrecognized net gain                         (6,858)      (1,367)
        Unrecognized prior service cost                 (547)        (155)
        Unrecognized net transition obligation           555          635
                                                   ---------    ---------
        Accrued pension plan contribution          $  (2,998)   $  (2,432)
                                                   =========    =========

     Deferred Savings Plan - The Company has a deferred savings plan which
     ---------------------
     qualifies under Section 401(k) of the Internal Revenue Code. The plan covers all employees of the Company who have at least one year of service and who are age 18 or older. The Company makes matching contributions of 50 percent of each employee's contribution not to exceed six percent of the employees compensation. The Company's contributions to this plan for 1994, 1993, and 1992 were $1,064, $1,025, and $1,022, respectively.

     Post-employment Benefits - The Company adopted the provisions of Statement
     ------------------------
     of Financial Accounting Standards No. 112 Employers' Accounting for Post-employment Benefits during 1994, the impact of which was not material to the Company's consolidated financial position or results of operations.

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

      In connection with this preferred stock, the Company issued warrants to each common stockholder that would be exercisable contingent upon certain conditions and would allow the holder to purchase 1/100th of a preferred share per warrant. At December 30, 1994 and December 31, 1993, the warrants were not exercisable, and no shares of preferred stock have been issued.


(16)  Disclosures About the Fair Value of Financial Instruments and Off-Balance
      -------------------------------------------------------------------------
      Sheet Credit Risk and Risk of Accounting Loss
      ---------------------------------------------

      The carrying amount approximates fair value because of the short maturity of the following financial instruments: cash and cash equivalents, short-term cash investments, receivables, notes payable to banks, accounts payable, and accrued expenses.

      The fair value of the Company's long-term debt instruments ($15,281 at December 30, 1994) is based on quoted market prices (note 8).


(17)  Commitments and Contingencies
      -----------------------------

      The Company is the plaintiff in a suit that alleges, among other things, breach of a working agreement and is seeking damages in the amount of $26,000. The defendant has filed a counter claim seeking damages in the amount of $30,000. Management and the Company's legal counsel intend to vigorously prosecute its claims and defend against the defendant's counterclaims. However, as the legal proceeding is in an early stage, no estimate can be made at this time of the potential outcome or potential loss, if any.

      In the normal course of business, the Company has various other claims and contingent matters, including items raised by government contracting officers and auditors. Although the final outcome of such matters cannot be predicted, the Company believes the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition, liquidity, or results of operations.

(18)  Restructuring Charges
      ---------------------

      In the fourth quarter of 1993, the Company incurred a restructuring charge of $7,900. The restructuring was undertaken to better serve the Company's changing markets and focus more appropriately its resources on profitable opportunities. This restructuring eliminated approximately 170 jobs worldwide or about 13 percent of the work force. Amounts expended in 1994 approximated the December 31, 1993 accrual balance.

      In the fourth quarter of 1994, the Company incurred a restructuring charge of $8,212. The restructuring was undertaken to remove the Company's divisional structure, reengineer research and development, consolidate manufacturing, finance, administration and field service operations, and to modify product lines. This restructuring eliminated approximately 200 jobs worldwide in the areas noted above or about 20 percent of the work force. A liability of $5,037 consisting primarily of estimated termination benefits payable, is included in accrued expenses at December 30, 1994 (note 7). The remaining restructuring charge is attributable to inventory write-offs related to the activities exited. As of February 16, 1995, approximately 135 employees had been terminated and $3,743 in termination benefits had been paid and charged against this liability.


(19)  Businesses Acquired and Spin-off
      --------------------------------

      On November 21, 1994 and on March 31, 1992, the Company acquired all of the outstanding common stock of Portable Graphics, Inc. (PGI) and New Methods Research Inc. (NMRi), for $1,000 and $1,500 cash, respectively. PGI and NMRi were involved in software development. These business combinations were accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. Operations of PGI and NMRi are included in the accompanying consolidated financial statements from the date of acquisition, and are not material in relation to the Company's consolidated financial statements and pro forma financial information has therefore not been presented.

      Effective June 1, 1994 the Company's stockholders received a special dividend in the form of a spin-off of Tripos, Inc. (Tripos), a wholly-owned subsidiary of the Company at the time. Stockholders received one share of Tripos common stock for every three shares of E&S common stock held on May 25, 1994, the record date of the spin-off.


(20)  Subsequent Event
      ----------------

      On March 1, 1995, the Company entered into an agreement to sell its Design Software Group to Parametric Technology Corporation, for cash consideration of $34,500.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------


                                     "None"



                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   Form 10-K

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         -----------------------------------------------

     Information regarding directors of the Company is incorporated by reference from "Election of Directors" in the 1994 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 18, 1995.

     Information concerning current executive officers of the Company is incorporated by reference to the section in Part I hereof found under the caption "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

     Information regarding this item is incorporated by reference from "Executive Compensation" in the 1994 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 18, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     Information regarding this item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the 1994 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 18, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     Information regarding this item is incorporated by reference from "Executive Compensation - Summary Compensation Table", "Report of the Compensation and Stock Options Committee of the Board of Directors", and "Termination of Employment and Change of Control Arrangements", in the 1994 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 18, 1995.

                                   Form 10-K

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

    The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be included in this report:

1.  Financial Statements - Included in Part II, Item 8 of this report:
    --------------------

    Report of Management

    Independent Auditors' Report

    Consolidated Balance Sheets - December 30, 1994 and December 31, 1993.

    Consolidated Statements of Operations - Years ended December 30, 1994, December 31, 1993, and December 25, 1992.

    Consolidated Statements of Stockholders' Equity - Years ended December 30, 1994, December 31, 1993, and December 25, 1992.

    Consolidated Statements of Cash Flows - Years ended December 30, 1994, December 31, 1993, and December 25, 1992.

    Notes to Consolidated Financial Statements - Years ended December 30, 1994, December 31, 1993, and December 25, 1992.

2.  Financial Statement Schedules - included in Part IV of this report are as
    -----------------------------
    follows:

    Schedule II - Valuation and Qualifying Accounts

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ----------------------------------------------------
          ON FORM 8-K (Continued)
          -----------------------

3.  Exhibits (Continued)
    --------

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

    10.7 Transition Employment and Separation Agreement dated January 19, 1994, between the Company and Mr. Richard F. Leahy.

    10.8 Terms of Employment Agreement dated June 23, 1994, between the Company and Mr. Steven C. Eror.

    10.9 Employment Agreement dated November 17, 1994, between the Company and Mr. Gary E. Meredith.

    10.10 Employment Agreement dated November 29, 1994, between the Company and Mr. James R. Oyler.

    10.11 Release and Separation Agreement dated January 6, 1995, between the Company and Mr. Robert A. Schumacker.

    10.12 Mutual Release and Separation Agreement dated January 27, 1995, between the Company and Mr. Rodney S. Rougelot.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ----------------------------------------------------
          ON FORM 8-K (CONTINUED)
          -----------------------

3.  Exhibits (Continued)
    --------

    23.1  Consent of Independent Accountants.

    24.1 Powers of Attorney for Messrs. Stewart Carrell, Henry N. Christiansen, Peter O. Crisp, James R. Oyler, Ivan E. Sutherland, and John E. Warnock.

    The Company filed a Form 8-K on October 6, 1994. This filing provided the following Pro Forma Financial Information relative to the Tripos spin-off effective June 1, 1994.

     . Consolidated Pro Forma Statement of Earnings - Year Ended December 31,
       1993.

     . Consolidated Pro Forma Statement of Earnings - Three Months Ended April
       1, 1994.

     . Consolidated Pro Forma Balance Sheet dated April 1, 1994.

    No other reports on Form 8-K were filed during the fourth quarter of the year ended December 30, 1994.

TRADEMARKS USED IN THIS FORM 10-K
---------------------------------

    CDRS, DIGISTAR II, EaSIEST, ESIG, Freedom Graphics, Freedom Series, Liberty, NiteView, RapidDatabases, TargetView, VistaView, and 3D Paint are trademarks or registered trademarks of Evans & Sutherland Computer Corporation. OpenGL is a registered trademark of Silicon Graphics, Inc. All other products or services mentioned in this Form 10-K are identified by the trademarks or service marks of their respective companies or organizations.

                                                                     Schedule II
                                                                     -----------

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

    Years ended December 30, 1994, December 31, 1993, and December 25, 1992

                                 (In thousands)


                                                             Additions     Receivables
                                                Balance at   charged to      charged
Allowance for doubtful                          beginning     cost and       against     Balance at
 receivables                                     of year      expenses      allowance    end of year
-----------------------                         ---------   -----------    -----------   -----------
Year ended December 30, 1994                    $     406   $        99    $       361   $       144
                                                =========   ===========   ============   ===========
Year ended December 31, 1993                    $     223   $       287    $       104   $       406
                                                =========   ===========   ============   ===========
Year ended December 25, 1992                    $    408    $       (78)   $       107   $       223
                                                =========   ===========   ============   ===========

                                                                              Costs
                                                             Additions     incurred for
                                                Balance at   charged to      product
                                                beginning     cost and       warranty      Balance at
Warranty reserve                                 of year      expenses      provisions    end of year
----------------                                ---------   -----------    ------------   -----------
Year ended December 30, 1994                    $   1,600   $       348    $      1,702   $       876
                                                =========   ===========   =============   ===========
Year ended December 31, 1993                    $   1,539   $     1,120    $      1,059   $     1,600
                                                =========   ===========   =============   ===========
Year ended December 25, 1992                    $   1,504   $       655    $        620   $     1,539
                                                =========   ===========   =============   ===========


                                                Balance at   Additions       Charges
Deferred tax asset                              beginning       and          against       Balance at
valuation allowance                              of year    adjustments     allowance     end of year
-------------------                             ---------   -----------     ---------     -----------
Year ended December 30, 1994      Domestic      $     560   $       (40)    $       -     $       520
                                                =========   ===========     =========     ===========
                                  Foreign       $   1,802   $       474     $       -     $     2,276
                                                =========   ===========     =========     ===========
Year ended December 31, 1993      Domestic      $     560   $         -     $       -     $       560
                                                =========   ===========     =========     ===========
                                  Foreign       $   1,802   $         -     $       -     $     1,802
                                                =========   ===========     =========     ===========
Year ended December 25, 1992                               Not applicable


                                                Balance at
Accumulated amortization of other               beginning    Additions                       Balance at
assets                                           of year    (deletions)     Amortization     end of year
------                                          ---------   -----------     ------------     -----------
Year ended December 30, 1994                    $   5,813   $    (4,719)    $         63     $     1,157
                                                =========   ===========     ============     ===========
Year ended December 31, 1993                    $   6,089   $    (1,279)    $      1,003     $     5,813
                                                =========   ===========     ============     ===========
Year ended December 25, 1992                    $   4,621   $       751     $        717     $     6,089
                                                =========   ===========     ============     ===========

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION


March 29, 1995  By:   /s/ JAMES R. OYLER
                   -------------------------
                   James R. Oyler, President

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ STEWART CARRELL      *   Chairman of the            March 29, 1995
-------------------------    Board of Directors
Stewart Carrell


/s/ JAMES R. OYLER           Director and President     March 29, 1995
-------------------------    (Chief Executive Officer)
James R. Oyler


/s/ GARY E. MEREDITH         Vice President and Chief   March 29, 1995
-------------------------    Financial Officer
Gary E. Meredith             (Principal Financial and
                             Accounting Officer)

/s/ HENRY N. CHRISTIANSEN*   Director                   March 29, 1995
-------------------------
Henry N. Christiansen


/s/ PETER O. CRISP       *   Director                   March 29, 1995
-------------------------
Peter O. Crisp


/s/ IVAN E. SUTHERLAND   *   Director                   March 29, 1995
-------------------------
Ivan E. Sutherland


/s/ JOHN E. WARNOCK      *   Director                   March 29, 1995
-------------------------
John E. Warnock



By: /s/ GARY E. MEREDITH *                              March 29, 1995
   ----------------------
      Gary E. Meredith
      Attorney-in-Fact

                                   EXHIBITS

                                    TO THE

                          ANNUAL REPORT OF FORM 10-K

                                    FOR THE

                      FISCAL YEAR ENDED DECEMBER 30, 1994

                                      OF

                    EVANS & SUTHERLAND COMPUTER CORPORATION