Form 10-Q
period 1995-03-31
EVANS & SUTHERLAND COMPUTER CORP
filed 1995-05-12
CIK 276283

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                         -----------------------------

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 1995 or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the Transition Period from ________ to ________


                         COMMISSION FILE NUMBER 0-8771
                         -----------------------------


                    EVANS & SUTHERLAND COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)


                  UTAH                               87-0278175
       (State or other jurisdiction of            (I.R.S.  Employer
       incorporation or organization)             Identification No.)


    600 KOMAS DRIVE, SALT LAKE CITY, UTAH               84108
   (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code:  (801) 582-5847


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                     Outstanding Shares at May 4, 1995
   -----------------------------          ---------------------------------

   Common Stock, $0.20 par value                      8,629,319

                                   FORM 10-Q

                    EVANS & SUTHERLAND COMPUTER CORPORATION

                          QUARTER ENDED MARCH 31, 1995



                                                                  Page No.

                             TABLE OF CONTENTS                         2




                       PART I - FINANCIAL INFORMATION


GENERAL STATEMENT                                                      3

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Earnings - Three Months Ended
           March 31, 1995 and April 1, 1994                            4

         Consolidated Balance Sheets - March 31, 1995 and
           December 30, 1994                                          5-6

         Consolidated Condensed Statements of Cash Flows - Three
           Months Ended March 31, 1995 and April 1, 1994               7

         Notes to Financial Statements                                 8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS               9-11



                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             12


SIGNATURE PAGE                                                        13

                    EVANS & SUTHERLAND COMPUTER CORPORATION



                         PART I - FINANCIAL INFORMATION







GENERAL STATEMENT:



The following Consolidated Statements of Earnings, Consolidated Balance Sheets, and Consolidated Condensed Statements of Cash Flows have been prepared from the accounting records of Evans & Sutherland Computer Corporation without audit (except where presented data is specifically identified as audited) in accordance with Securities and Exchange Commission regulations.

The financial statements were prepared in conformity with generally accepted accounting principles applied on a basis consistent with prior periods. All adjustments reflected in the statements are of a normal recurring nature and are necessary for a fair presentation of results for the interim periods presented. It is management's opinion that the information presented herein reflects a fair statement of the results of the interim period(s) in all material respects.

The results of operations for any interim period are not necessarily indicative of results for a full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 30, 1994 as filed with the Securities and Exchange Commission.

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                              THREE MONTHS ENDED
                       MARCH 31, 1995 AND APRIL 1, 1994
                    (In thousands except per share amounts)

                                                                        Three Months Ended
                                                                            (Unaudited)
                                                                       -----------------------
                                                                       March 31,      April 1,
                                                                         1995          1994
                                                                       ---------     ---------
Net sales                                                              $19,286        $26,860

Cost of sales                                                            8,522         12,277
                                                                       ----------    ---------
  Gross profit                                                          10,764         14,583

Expenses:

  Marketing, general and administrative                                  7,938          8,336

  Research and development                                               6,208          7,886
                                                                       ----------    ---------
  Total expenses                                                        14,146         16,222

  Operating loss                                                        (3,382)        (1,639)

Other income (expense), net                                              4,339          1,504
                                                                       ----------    ---------
  Earnings (loss) before income taxes and extraordinary gain               957           (135)

Income tax expense (benefit)                                               359            (52)
                                                                       ----------    ---------
  Earnings (loss) before extraordinary gain                                598            (83)

Extraordinary gain from repurchase of
  convertible debentures, net of income taxes                                -             91

  Net earnings                                                         $   598        $     8
                                                                       ==========    =========
Earnings (loss) per common and common equivalent share:

  Before extraordinary gain                                            $  0.07        $ (0.01)
  Extraordinary gain from repurchase of convertible debentures               -           0.01
                                                                       ----------    ---------
     Total earnings per share                                          $  0.07        $  0.00
                                                                       ==========    =========

Weighted average number of
  shares used for per share
  earnings computation:                                                  8,563          8,474


                    EVANS & SUTHERLAND COMPUTER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1995 AND DECEMBER 30, 1994
                          (U.S. Dollars in Thousands)


                                                     March 31,           December 30,
                                                       1995                 1994
 Assets                                             (Unaudited)           (Audited)
- - --------                                            -----------          -----------
 Current assets:
   Cash and cash equivalents                          $ 33,001           $ 25,213
   Short-term investments                               21,557             26,597
   Receivables:
    Trade accounts, less allowance for
      doubtful receivables of $135 in
      1995 and $144 in 1994                             19,801             20,724
    Income taxes                                         2,345              1,633
    Interest                                               827              1,142
    Employees and other                                  1,179                150
                                                    -----------          -----------
      Total receivables                                 24,152             23,649

   Inventories, net (note 1)                            29,937             26,192
   Costs and estimated earnings in excess of
    billings on uncompleted contracts, net              12,186             18,549
   Deferred income tax                                   5,422              6,561
   Prepaid expenses and deposits                           634              1,425
                                                    -----------          -----------
      Total current assets                             126,889            128,186
                                                    -----------          -----------
 Property, plant, and equipment, at cost               105,513            104,466
   Less accumulated depreciation and amortization       64,571             62,802
                                                    -----------          -----------
      Net property, plant, and equipment                40,942             41,664

 Long-term investments:
   Marketable equity securities
    available-for-sale, at fair value                    6,168              7,277
   Other                                                    35                 35
                                                    -----------          -----------
      Total long-term investments                        6,203              7,312

 Other assets, at cost, less
   accumulated amortization                              1,797              1,578
                                                    -----------          -----------
      Total assets                                    $175,831           $178,740
                                                    ===========          ===========

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1995 AND DECEMBER 30, 1994
                          (U.S. Dollars in Thousands)

                                                         March 31,             December 30,
                                                           1995                    1994
 Liabilities and Stockholders' Equity                   (Unaudited)             (Audited)
- - --------------------------------------                  -----------            ------------
 Current liabilities:
  Notes payable to banks                                  $  3,041                $  1,817
  Accounts payable                                           1,561                   2,401
  Accrued expenses                                          11,512                  15,556
  Customer deposits                                          9,387                   9,182
                                                        -----------            ------------
        Total current liabilities                           25,501                  28,956
                                                        -----------            ------------

 Convertible subordinated debentures                        20,375                  20,375
 Deferred income taxes                                       2,008                   2,291

 Stockholders' equity:
  Common stock,  $.20 par value; authorized
    30,000,000 shares; issued and outstanding
    8,624,774 shares at March 31, 1995 and
    8,522,106 shares at December 30, 1994                    1,725                   1,710
  Additional paid-in capital                                 3,823                   2,850
  Retained earnings                                        119,849                 119,251
  Net unrealized gain on securities
    available-for-sale.                                      2,437                   2,847
  Cumulative translation adjustment                            413                     460
  Common stock in treasury                                    (300)                      -
                                                        -----------            ------------
        Total stockholders' equity                         127,947                 127,118
                                                        -----------            ------------
        Total liabilities and stockholders' equity        $175,831                $178,740
                                                        ===========            ============


                    EVANS & SUTHERLAND COMPUTER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              THREE MONTHS ENDED
                       MARCH 31, 1995 AND APRIL 1, 1994
                          (U.S. Dollars in Thousands)

                                                                      Three Months Ended
                                                                         (Unaudited)
                                                                -------------------------------
                                                                March 31,              April 1,
                                                                  1995                  1994
                                                                ---------             ---------
Net cash provided by (used in) operating activities             $ (1,027)              $ 1,567

Cash flows from investing activities:

    Capital expenditures                                          (1,390)                 (883)

    Proceeds from sale of marketable securities                    3,479                 1,575

    Proceeds from temporary cash investments                       5,040                 4,627

    Other                                                              -                  (372)
                                                                --------               -------
        Net cash provided by investing activities                  7,129                 4,947

Cash flows from financing activities:

    Payments for repurchase of convertible debentures                  -                  (945)

    Net proceeds from issuance of common stock                       687                 2,732

    Net borrowings under line of credit agreements                   930                   165

    Other                                                              -                   (27)
                                                                --------               -------
        Net cash provided by financing activities                  1,617                 1,925

Effect of foreign exchange rate changes on cash                       69                   (79)
                                                                --------               -------
Net increase in cash and cash equivalents                          7,788                 8,360

Cash and cash equivalents at beginning of year                    25,213                 3,250
                                                                --------               -------
    Cash and cash equivalents at end of period                  $ 33,001               $11,610
                                                                ========               =======

Supplemental disclosures of cash flow information

    Cash paid during the period for:

        Interest                                                    $626                $1,188

        Income taxes                                                $ 38                $  205


                    EVANS & SUTHERLAND COMPUTER CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                             (Dollars in Thousands)


(1)  Inventories are summarized as follows:

                                    March 31,   December 30,
                                      1995          1994
                                   (Unaudited)    (Audited)
                                   -----------  -------------
     Raw materials and supplies       $ 9,610        $10,498

     Work-in-process                   17,843         13,491

     Finished Goods                     2,484          2,203
                                      -------        -------

                                      $29,937        $26,192
                                      =======        =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (U.S. Dollars in Thousands)



The following table summarizes changes in operations for the periods indicated and presents the percentage of increase (decrease) by listed items compared to the indicated prior period:

                                                                           (Unaudited)

                                                                             Quarters
                                                                        Ended March 31, 1995
                                                                          And April 1, 1994
                                                                       ------------------------
Net sales                                                              ($7,574)          (28.2%)

Cost of sales                                                           (3,755)          (30.6%)
                                                                       -------         --------
    Gross profit                                                        (3,819)          (26.2%)

Expenses:

  Marketing, general and administrative                                   (398)           (4.8%)

  Research and development                                              (1,678)          (21.3%)
                                                                       -------         --------
    Total expenses                                                      (2,076)          (12.8%)

    Operating loss                                                      (1,743)         (106.3%)

Other income (expense), net                                              2,835           188.5%
                                                                       -------         --------
    Earnings (loss) before income taxes and extraordinary gain           1,092           808.9%

Income tax expense (benefit)                                               411           790.4%
                                                                       -------         --------
    Earnings (loss) before extraordinary gain                              681           820.5%

Extraordinary gain from repurchase of
    convertible debentures, net of income taxes                            (91)         (100.0%)
                                                                       -------         --------
    Net earnings                                                       $   590         7,375.0%
                                                                       =======         ========

RESULTS OF OPERATIONS
- - ---------------------

SALES
- - -----

The following table summarizes sales for the first three months of 1995 and 1994 in the four market sectors served by the Company. Sales for the first three months of 1995 were 28% below those of the corresponding 1994 period.

Included in the first quarter of 1994 is $3,624,000 of Tripos, Inc. sales. Tripos, Inc., a wholly owned subsidiary was spun-off June 1, 1994. In addition, first quarter 1994 sales included a one-time favorable contract termination settlement of $3,300,000. Excluding Tripos and the one-time settlement from the first quarter of 1994, sales for 1995 first quarter were 3% below those of 1994.



                                              N E T  S A L E S
                               -----------------------------------------------
                                    First Three Months              % Change
                               ----------------------------         Increase
                                   1995            1994            (Decrease)
                               -----------       ----------        -----------

Government Simulation            $14,592          $18,380 **        (21)%  **
Graphics Systems                   3,538            7,518 *         (53)%  *
Commercial Simulation                403              640           (37)%
Education and Entertainment          753              322           134 %
                                 -------          -------
                                 $19,286          $26,860           (28)%
                                 =======          =======


** Includes a $3.3 million one-time favorable contract settlement.
*  Includes $3.6 million in Tripos sales.

The Company previously reported in five sectors. Beginning in 1995 U.S. Government and Engineering and International Government and Engineering sectors are combined and reported under Government Simulation. The Government Simulation sector in 1995, excluding the one-time contract settlement in 1994, is 3% below 1994 sales. This sector continues to be the strongest as orders remain strong.

In the Graphics Systems market, sales are 25% higher in the first quarter of 1995 than in the respective quarter of 1994. In November of 1994, a memorandum of understanding with DEC was announced. The final agreement with DEC was signed March 31, 1995. With the signing of the DEC agreement, the Company has now formalized OEM agreements with HP, Sun Microsystems, IBM, and DEC, the four major worldwide suppliers of computer workstations.

Design Software (CDRS), which is reported as part of the Graphics Systems sector, had sales of $722,000 for the quarter ending March 31, 1995, compared to $1,654,000 for the quarter ending April 1, 1994. The Company believes this reduction in sales was due to the March 1, 1995 announcement that the Company would sell this business to Parametric Technology Corporation (PTC). The closing of the sale took place and was announced on April 13, 1995. Under the sale, PTC acquired the Company's CDRS and 3D Paint software business for $34.5 million, subject to post closing adjustments.

The Commercial Simulation sales are lower in 1995 than in 1994 for the respective first quarters. Activity in this sector reflects the continued decline in the number of world civil aviation visual systems ordered in the last several years. With a growth in air traffic miles and orders for new equipment, this market is expected to begin a slight recovery in 1995 and the Company is now positioned to offer a complete range of fully-integrated visual systems, support, and services directly to the civil aviation marketplace.

Education and Entertainment sales increased 134% for the quarter to $753,000 compared to $322,000 for the first quarter of 1994, due largely to sales of the Company's new DIGISTAR II planetarium system.

COST OF SALES
- - -------------

Cost of sales, as a percentage of sales, averaged 44.2% for the three months of 1995 compared to the 45.7% rate for the corresponding 1994 period. The decrease is attributed to the Company's restructuring activites in January of 1995 which significantly reduced expenses.

EXPENSES
- - --------

Total expenses for the three months of 1995 decreased $2,076,000 (13%) below the corresponding 1994 period.



     Marketing, General, and Administrative:  Marketing, general, and
     ---------------------------------------
     administrative expense decreased $398,000 (5%) in 1995. Adjusting expenses for Tripos, Inc. of $2,100,000 which were in the first quarter of 1994, actual expenses for 1995 first quarter are higher than the respective first quarter 1994 by $1,702,000. Increased expenses reflect efforts to re-start our Commercial Simulation and Education & Entertainment businesses.

     Research and Development:  Company-funded research and development
     -------------------------
     decreased $1,678,000 in 1995 and was 32% as a percentage of sales, compared to 29% in 1994. Tripos, Inc. had research and development costs of $889,000 in the first quarter of 1994 which accounted for some of this decrease and the balance of the decrease is due to January 1995 restructuring.

OTHER INCOME (EXPENSE), NET
- - ---------------------------

Other income increased $1,504,000 from the first quarter of 1994 to a $4,339,000 gain in 1995, due primarily to an increased gain of $2,534,000 from the sale of marketable securities. Net interest income was higher for the first quarter of 1995 compared to 1994 by $372,000. This increase was due to reduced interest obligations on fewer convertible debentures.

INCOME TAXES
- - ------------

A book tax rate of 37.5% was utilized for income tax transactions in the first quarter of 1995 and 38% for 1994.

LIQUIDITY & CAPITAL COMMITMENTS
- - -------------------------------

Funds to support the Company's operations come mainly from: proceeds from the sale of temporary cash investments, sales of marketable securities, and proceeds from employee stock purchase and option plans.

Cash and cash equivalents and short-term investments increased $2,748,000 to $54,558,000 during the first quarter of 1995 principally due to the sale of stock to employees and the sale of marketable securities. The value of company-owned marketable securities declined $1,109,000 to $6,168,000 during the quarter.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

  (b) There were no reports on Form 8-K filed for the three-month period ended March 31, 1995.



                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                    EVANS & SUTHERLAND COMPUTER CORPORATION



                                   SIGNATURES



          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      EVANS & SUTHERLAND COMPUTER CORPORATION
                                      ---------------------------------------
                                                    Registrant



Date  May 11, 1995                                    /S/
      ------------              -------------------------------------------
                                Gary E. Meredith, Vice President, Secretary,
                                         and Chief Financial Officer