Form 10-Q
period 1995-06-30
EVANS & SUTHERLAND COMPUTER CORP
filed 1995-08-11
CIK 276283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 1995 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ________to_________


                         COMMISSION FILE NUMBER 0-8771
                     ------------------------------------

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

      Registrant's telephone number, including area code: (801) 582-5847


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X                           No
                                        ---------------------------     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                     Outstanding Shares at August 2, 1995
- ---------------------------------------   ------------------------------------

   COMMON STOCK, $0.20 PAR VALUE                        8,670,667

                                   FORM 10-Q

                    EVANS & SUTHERLAND COMPUTER CORPORATION

                          QUARTER ENDED JUNE 30, 1995

                                                                                            Page No.

                              TABLE OF CONTENTS                                                2



                        PART I - FINANCIAL INFORMATION

GENERAL STATEMENT                                                                              3

ITEM 1.      FINANCIAL STATEMENTS

             Consolidated Statements of Earnings - Three Months & Six Months Ended
               June 30, 1995 and July 1, 1994                                                  4

             Consolidated Balance Sheets - June 30, 1995 and
               December 30, 1994                                                             5-6

             Consolidated Condensed Statements of Cash Flows - Six
               Months Ended June 30, 1995 and July 1, 1994                                     7

             Notes to Financial Statements                                                     8


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                  9-12



                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                     12


SIGNATURE PAGE                                                                                13

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

The financial statements were prepared in conformity with generally accepted accounting principles applied on a basis consistent with prior periods. All adjustments reflected in the statements are of a normal recurring nature and are necessary for a fair presentation of results for the interim periods presented. It is management's opinion that the information presented herein reflects a fair presentation of the results of the interim period(s) in all material respects.

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                       Three Months and Six Months Ended
                        June 30, 1995 and July 1, 1994
                   (In thousands except per share amounts)

                                                               Three Months Ended          Six Months Ended
                                                                  (Unaudited)                 (Unaudited)
                                                             -----------------------   ------------------------

                                                               June 30,     July 1,     June 30,      July 1,
                                                                1995         1994        1995          1994
                                                             ----------   ----------   ----------   -----------
Net sales                                                     $ 25,081     $ 22,839     $ 44,367      $ 49,699

Cost of sales                                                   18,378       11,354       26,900        23,631
                                                             ----------   ----------   ----------    ----------

   Gross profit                                                  6,703       11,485       17,467        26,068

Expenses:

  Marketing, general and administrative                          7,260        8,580       15,198        16,916

  Research and development                                       4,711        6,814       10,919        14,700
                                                             ----------   ----------   ----------    ----------

   Total expenses                                               11,971       15,394       26,117        31,616

  Gain from sale of business unit                               20,188            -       20,188             -
                                                             ----------   ----------   ----------    ----------

   Operating earnings (loss)                                    14,920       (3,909)      11,538        (5,548)

Other income                                                     4,282        1,365        8,621         2,869
                                                             ----------   ----------   ----------    ----------

   Earnings (loss) before income
     and extraordinary gain                                     19,202       (2,544)     (20,159)       (2,679)

Income tax expense (benefit)                                     8,108         (966)       8,467        (1,019)

                                                             ----------   ----------   ----------    ----------
   Earnings (loss) before extraordinary gain                    11,094       (1,578)      11,692        (1,660)

Extraordinary gain from repurchase of
  convertible debentures, net of income taxes                      200          369          200           459

   Net earnings (loss)                                        $ 11,294     $ (1,209)    $ 11,892      $ (1,201)
                                                             ----------   ----------   ----------    ----------

Earnings (loss) per common and common equivalent share:
   Before extraordinary gain                                  $   1.29     $  (0.18)    $   1.36      $  (0.19)
   Extraordinary gain from repurchase of
     convertible debentures:                                      0.02         0.04         0.02          0.05
                                                             ----------   ----------   ----------    ----------

     Total earnings per share                                 $   1.31     $  (0.14)    $   1.38      $  (0.14)
                                                             ----------   ----------   ----------    ----------

Weighted average number of
  shares used for per share
  earnings computation:                                          8,632        8,526        8,597         8,500

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1995 and December 30, 1994
                          (U.S. Dollars in Thousands)


                                                        June 30,           December 30,
                                                          1995                1994
 Assets                                               (Unaudited)           (Audited)
 ------                                            -----------------   -----------------
 Current assets:
   Cash and cash equivalents                         $     40,255           $    25,213
   Short-term investments                                  52,077                26,597
   Receivables:
    Trade accounts, less allowance for
      doubtful receivables of $58 in
      1995 and $144 in 1994                                22,027                20,724
    Income taxes                                            2,344                 1,633
    Interest                                                  868                 1,142
    Employees and other                                       252                   150
                                                    --------------         -------------

      Total receivables                                    25,491                23,649

   Inventories, net (note 1)                               20,007                26,192
   Costs and estimated earnings in excess of
    billings on uncompleted contracts, net                 12,579                18,549
   Deferred income tax                                     10,489                 6,561
   Prepaid expenses and deposits                            1,172                 1,425
                                                    --------------         -------------

      Total current assets                                162,070               128,186
                                                    --------------         -------------

 Property, plant, and equipment, at cost                  103,943               104,466
   Less accumulated depreciation and amortization          63,251                62,802
                                                    --------------         -------------

      Net property, plant, and equipment                   40,692                41,664

 Long-term investments:
   Marketable equity securities
    available-for-sale, at fair value                       3,734                 7,277
   Other                                                       35                    35
                                                    --------------         -------------

      Total long-term investments                           3,769                 7,312

 Other assets, at cost, less
   accumulated amortization                                 1,699                 1,578
                                                    --------------         -------------

      Total assets                                   $    208,230           $   178,740
                                                    ==============         =============

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1995 and December 30, 1994
                          (U.S. Dollars in Thousands)


                                                             June 30,         December 30,
                                                               1995             1994
 Liabilities and Stockholders' Equity                       (Unaudited)        (Audited)
 --------------------------------------                 ----------------    --------------

 Current liabilities:
  Notes payable to banks                                     $  5,990          $  1,817
  Accounts payable                                              1,781             2,401
  Accrued expenses                                             19,276            15,556
  Customer deposits                                            10,099             9,182
  Income taxes payable                                         13,690                 -
                                                         -------------      ------------
        Total current liabilities                              50,836            28,956


 Convertible subordinated debentures                           18,875            20,375
 Deferred income taxes                                          1,189             2,291

 Stockholders' equity:
  Common stock,  $.20 par value; authorized
    30,000,000 shares; issued and outstanding
    8,641,826 shares at June 30, 1995 and
    8,552,106 shares at December 30, 1994                       1,728             1,710
  Additional paid-in capital                                    4,067             2,850
  Retained earnings                                           131,143           119,251
  Net unrealized gain on securities
    available-for-sale.                                           995             2,847
  Cumulative translation adjustment                              (303)              460
  Common stock in treasury                                       (300)                -
                                                         -------------      ------------

        Total stockholders' equity                            137,330           127,118
                                                         -------------      ------------

        Total liabilities and stockholders' equity           $208,230          $178,740
                                                         =============      ============

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               Six Months Ended
                        June 30, 1995 and July 1, 1994
                          (U.S. Dollars in Thousands)




                                                                         Six Months Ended
                                                                            (Unaudited)
                                                                  ---------------------------

                                                                   June 30,         July 1,
                                                                     1995            1994
                                                                  ----------      -----------

Net cash provided by operating activities                          $ 33,931        $   2,344

Cash flows from investing activities:

    Capital expenditures                                             (4,368)          (1,985)

    Proceeds from sale of marketable equity securities                7,930            2,777

    Net sales (purchases) of short-term investments                 (25,480)           2,082

    Other                                                                 -             (389)
                                                                  ----------      -----------
        Net cash provided by (used in) investing activities         (21,918)           2,485

Cash flows from financing activities:

    Payments for repurchase of convertible debentures                (1,159)          (3,831)

    Net sales of short-term investments                                 934            4,056

    Net borrowings (payments) under line of credit agreement          3,812           (2,765)

    Other                                                                 -              (26)
                                                                  ----------      -----------
        Net cash provided by (used in) financing activities           3,587           (2,566)

Effect of foreign exchange rate changes on cash                        (558)            (298)
                                                                  ----------      -----------
Net increase in cash and cash equivalents                            15,042            1,965

Cash and cash equivalents at beginning of year                       25,213            3,250
                                                                  ----------      -----------
    Cash and cash equivalents at end of period                     $ 40,255        $   5,215
                                                                  ==========      ===========


Supplemental disclosures of cash flow information

    Cash paid during the period for:

        Interest                                                   $    626        $   1,287

        Income taxes                                               $     86        $     316

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                            (Dollars in Thousands)


(1)  Inventories are summarized as follows:

                                                                  June 30,              December 30,
                                                                   1995                    1994
                                                                (Unaudited)              (Audited)
                                                                -----------             -----------
           Raw materials and supplies                          $     8,018             $     10,498

           Work-in-process                                          10,305                   13,491

           Finished Goods                                            1,684                    2,203
                                                                 ----------             -----------

                                                               $    20,007             $     26,192
                                                                 ==========             ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (U.S. Dollars in Thousands)



The following table summarizes changes in operations for the periods indicated and presents the percentage of increase (decrease) by listed items compared to the indicated prior period:



                                                            (Unaudited)                 (Unaudited)

                                                            Quarters                     Six Months
                                                       Ended June 30, 1995           Ended June 30, 1995
                                                        And July 1, 1994              And July 1, 1994
                                                    -------------------------  ----------------------------

Net sales                                              $ 2,242          9.8%        $(5,332)       (10.7%)

Cost of sales                                            7,024         61.9%          3,269         13.8%
                                                     ----------                   ----------

     Gross profit                                       (4,782)       (41.6%)        (8,601)       (33.0%)

Expenses:

  Marketing, general and administrative                 (1,320)       (15.4%)        (1,718)       (10.2%)


  Research and development                              (2,103)       (30.9%)        (3,781)       (25.7%)
                                                     ----------                   ----------

     Total expenses                                     (3,423)       (22.2%)        (5,499)       (17.4%)


  Gain from sale of business unit                       20,188        100.0%         20,188        100.0%
                                                     ----------                   ----------

     Operating earnings                                 18,829        481.7%         17,086        308.0%


Other income (expense), net                              2,917        213.7%          5,752        200.5%
                                                     ----------                   ----------

     Earnings before income taxes
       and extraordinary gain                           21,746        854.8%         22,838        852.5%

Income tax expense                                       9,074        939.3%          9,485        931.7%
                                                     ----------                   ----------

     Earnings before extraordinary gain                 12,672        803.0%         13,353        803.9%

Extraordinary gain from repurchase of
     convertible debentures, net of income taxes          (169)       (45.8%)          (260)       (56.5%)
                                                     ----------                   ----------
     Net earnings                                      $12,503      1,034.2%        $13,093      1,090.2%
                                                     ==========                   ==========

RESULTS OF OPERATIONS
- ---------------------

SALES
- -----

The following table summarizes sales for the first six months of 1995 and 1994 and also for the second quarters of 1995 and 1994

                                                                 NET SALES
                                                        (U.S. Dollars in Thousands)
                                 ____________________________________________________________________________
                                         Quarter Ended                               Six Months Ended
                                         -------------                               ----------------

                                  June 30,    July 1,      increase          June 30,     July 1,  increase
                                    1995       1994       (decrease)           1995        1994   (decrease)
                                 --------    -------      ----------        --------     -------  ----------

Commercial Simulation             $ 1,324    $ 1,997         (34%)           $ 1,727      $ 2,637      (35%)
Government Simulation              18,473     14,543          27%             33,065       32,923        0%
Education & Entertainment           2,362        605         290%              3,115          927      236%
Graphics Systems a) b)              2,922      5,694         (49%)             6,460       13,212      (51%)
                                    -----     ------                          ------       ------

                                  $25,081    $22,839          10%            $44,367      $49,699      (11%)
                                   ======     ======                          ======       ======

    a) Includes $2,331 of Tripos, Inc. (Tripos) sales in the quarter ended 7/1/94 and $5,955 in Tripos sales in the six months ended 7/1/94. (Tripos spun-off to shareholders June 1, 1994.)

    b) Includes $78 of Design Systems (CDRS) sales in the quarter ended 6/30/95 compared with $1,386 of CDRS sales in the quarter ended 7/1/94; and includes $800 in CDRS sales in the six months ended 6/30/95 and $3,040 in CDRS sales for the six months ended 7/1/94. (CDRS sold to Parametric Technology Corporation April 12, 1995.)

The above table shows an increase of sales of 10% for the quarter ended June 30, 1995 compared with the same period last year, and a decrease of sales of 11% for the six month period ended June 30, 1995 compared with the same period last year. Excluding Tripos and CDRS sales, the quarter, in comparison, would have reflected a 31% increase in sales and for the six month comparison a 7% increase in sales would have been reflected.

Without Tripos and CDRS, the Graphics Systems sector would show a 44% increase for the quarter rather than 49% decrease and a 34% increase versus a 51% decrease for the six month period. The Company is continuing to work and strengthen its relationships with its OEM partners (DEC, Sun Microsystems, Hewlett Packard, and IBM).

The Government Simulation business experienced a strong second quarter with sales 27% higher compared to the same quarter in 1994 . Sales are higher than planned and there is continued strong order activity, particularly in the international markets.

Commercial Simulation is still in the rebuilding phase, however, this sector met the Company's expectations for the quarter and for the six month period. With a recent order from Airbus Industrie, the Company believes that its new marketing strategy for the civil pilot training business is achieving some success.

Education and Entertainment experienced strong sales growth for the quarter and the six month period with increases of $1,757,000 and $2,188,000 respectively. The market's response to DIGISTAR II, the new generation of digital planetarium systems, has been very good. Recent installations in Salt Lake City and London have been completed. The Company has orders for thirteen systems and sales are expected to meet anticipated levels for the rest of the year.

COST OF SALES
- -------------


Cost of sales, as a percentage of sales, was 73% for the second quarter ended June 30, 1995 compared with 50% for the same period in 1994. For the six month period ended June 30, 1995, the cost of sales percentage is 61% as compared with 48% for the six month period ended July 1, 1994. The increased percentage is due to a one-time charge against cost of sales of $1,550,000 related to a possible contract dispute in the Government Simulation business and a $2,000,000 charge related to writedown of inventory. In addition, during the second quarter of 1995, the Company substantially concluded and booked a military contract with margins that are lower than typical margins in that business. If one-time charges, CDRS, Tripos, and the low margin military sales are removed from the equation, cost of sales for the second quarter of 1995 is 52% as compared with 55% for the second quarter 1994.



EXPENSES
- --------

Total expenses for the second quarter of 1995 decreased $3,423,000 or 22% below the corresponding 1994 period.

   Marketing, General, and Administrative:  Marketing, general, and
   ---------------------------------------
   administrative expense decreased $1,320,000 or 15% in the second quarter 1995 as compared to the same quarter of 1994. As a percent of sales, the rates for the second quarter 1995 and 1994 are respectively 29% and 38%.
   Excluding expenses generated by Tripos, expenses have increased 8%. This increase refects additional expenses used to strengthen the Commercial Simulation and Education & Entertainment businesses.

   Research and Development:  Company-funded research and development costs
   -------------------------
   decreased $2,103,000 in the second quarter 1995 as compared to the same
   period of 1994.   Excluding research and development costs of Tripos and
   CDRS, the reduction would be $1,321,000. This decrease is a result of the Company's restructuring efforts that took place in January of this year.

GAIN ON SALE OF BUSINESS UNIT (CDRS)
- ------------------------------------

On April 12, 1995, the Company completed the sale of its CDRS business to Parametric Technology Corporation (PTC), a Massachusetts Corporation. The sale was effected pursuant to an Asset Purchase Agreement dated March 1, 1995 by and among the Company, PTC, and PTC Acquisition Corporation, a wholly owned
subsidiary of PTC.   The aggregate purchase price of the sale was approximately
$34,100,000 in cash.   At the current time, several purchase price adjustments
are still being negotiated which may affect the final purchase price. Costs and expenses associated with the sale of the CDRS business include a $5.3 million writedown of inventory directly related to the sale of CDRS.


OTHER INCOME (EXPENSE), NET
- ---------------------------

Other income increased $2,917,000 in the second quarter of 1995 compared to the second quarter 1994. $2,252,000 of this increase is due principally to the sale of VLSI stock held for investment. Interest income for the second quarter was $747,000 higher in 1995 than the respective quarter of 1994 due to an increase in short-term investments and higher interest rates applicable to such investments. Interest expense was $84,000 lower in 1995 than 1994 due to lower interest on the Company's Convertible Debentures.

INCOME TAXES
- ------------

A tax rate of 42% was utilized for income tax transactions in 1995 as compared to 38% for 1994. A higher rate is justified upon greater taxable income and reduced tax benefits such as Research and Development credits as a percentage of total tax.



LIQUIDITY & CAPITAL COMMITMENTS
- -------------------------------

Funds to support the Company's operations come mainly from: net cash provided by operating activities and sales of marketable securities. The Company also has cash equivalents and temporary cash investments which can be used as needed for operating funds.

Cash and cash equivalents and short-term investments increased $37,774,000 to $92,332,000 during the second quarter of 1995 principally due to the sale of the CDRS business unit to PTC. Marketable equity securities declined $2,434,000 to $3,734,000 as a result of the Company's sales of certain shares held for investment.

There were no material capital commitments as the fiscal year 1995 began, and no major commitments were extended during the second quarter of 1995.

The Company believes that, through internal cash generation plus the cash investments and marketable securities identified above, it has sufficient resources to cover its cash needs during fiscal year 1995.






                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------



         (b) On April 12, 1995 a Form 8-K was filed regarding the sale of the Company's Design Software business to Parametric Technology Corporation.

                    EVANS & SUTHERLAND COMPUTER CORPORATION



                                   SIGNATURES



          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EVANS & SUTHERLAND COMPUTER CORPORATION
                              ---------------------------------------
                                              Registrant



Date  AUGUST 10, 1995                             /s/
      ---------------         --------------------------------------------------
                                  GARY E. MEREDITH, VICE PRESIDENT, SECRETARY,
                                          AND CHIEF FINANCIAL OFFICER