Form 10-Q
period 1995-09-29
EVANS & SUTHERLAND COMPUTER CORP
filed 1995-11-13
CIK 276283

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 29, 1995 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ________ to ________


                         COMMISSION FILE NUMBER 0-8771
                      ------------------------------------

                    EVANS & SUTHERLAND COMPUTER CORPORATION
            (Exact name of registrant as specified in its charter)


                   UTAH                            87-0278175
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)          Identification No.)


    600 KOMAS DRIVE, SALT LAKE CITY, UTAH              84108
   (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code:  (801) 588-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X        No
                                      -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                    Outstanding Shares at November 3, 1995
-----------------------------------    --------------------------------------
   COMMON STOCK, $0.20 PAR VALUE                      8,698,754

                                   FORM 10-Q

                    EVANS & SUTHERLAND COMPUTER CORPORATION

                       QUARTER ENDED SEPTEMBER 29, 1995



                                                                        Page No.


                                TABLE OF CONTENTS                          2




                          PART I - FINANCIAL INFORMATION


GENERAL STATEMENT                                                          3


ITEM 1. Financial Statements

        Consolidated Statements of Earnings -
          Three Months & Nine Months Ended
          September 29, 1995 and September 30, 1994                        4

        Consolidated Balance Sheets - September 29,
          1995 and December 30, 1994                                     5-6

        Consolidated Condensed Statements of Cash
          Flows - Nine Months Ended September 29, 1995
          and September 30, 1994                                           7

        Notes to Financial Statements                                      8


ITEM 2. Management's Discussion and Analysis of

        Financial Condition and Results of Operations                   9-12




                            PART II - OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K                                  12


Signature Page                                                            13

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

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                      Three Months and Nine Months Ended
                   September 29, 1995 and September 30, 1994
                    (In thousands except per share amounts)

                                                                Three Months Ended           Nine Months Ended
                                                                    (Unaudited)                  (Unaudited)
                                                             -----------------------      -----------------------
                                                             Sept. 29,     Sept. 30,      Sept. 29,     Sept. 30,
                                                                1995         1994            1995          1994
                                                             ---------     ---------      ---------     ---------
Net sales                                                      $33,662       $21,934        $78,029       $71,633

Cost of sales                                                   17,245        11,452         44,145        35,083
                                                                ------        ------         ------        ------
        Gross profit                                            16,417        10,482         33,884        36,550

Expenses:

      Marketing, general and administrative                      6,721         6,878         21,919       23,794

      Research and development                                   4,451         6,341         15,370        21,041
                                                                ------        ------         ------        ------
        Total expenses                                          11,172        13,219         37,289        44,835

      Gain from sale of business unit                                -             -         20,188             -
                                                                ------        ------         ------        ------
        Operating earnings (loss)                                5,245        (2,737)        16,783        (8,285)

Other income                                                       959         2,086          9,580         4,955
                                                                ------        ------         ------        ------
      Earnings (loss) before income
        and extraordinary gain                                   6,204          (651)        26,363        (3,330)

Income tax expense (benefit)                                     2,605          (246)        11,072        (1,265)
                                                                ------        ------         ------        ------
      Earnings (loss) before extraordinary gain                  3,599          (405)        15,291        (2,065)

Extraordinary gain from repurchase of
      convertible debentures, net of income taxes                  111         1,270            311         1,729
                                                                ------        ------         ------        ------
      Net earnings (loss)                                      $ 3,710       $   865        $15,602       $  (336)
                                                                ======        ======         ======        ======
Earnings (loss) per common and common equivalent share:

      Before extraordinary gain                                $  0.42       $ (0.05)       $  1.77       $ (0.24)
      Extraordinary gain from repurchase of
        convertible debentures:                                   0.01          0.15           0.04          0.20
                                                                ------        ------         ------        ------
        Total earnings per share                               $  0.43       $  0.10        $  1.81       $ (0.04)
                                                                ======        ======         ======        ======
Weighted average number of
  shares used for per share earnings computation:                8,659         8,535          8,618         8,511

                       EVANS & SUTHERLAND COMPUTER CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                       September 29, 1995 and December 30, 1994
                             (U.S. Dollars in Thousands)

                                                                   September 29,        December 30,
                                                                       1995                1994
     Assets                                                         (Unaudited)          (Audited)
     ------                                                        ------------         ------------
Current assets:
  Cash and cash equivalents                                           $ 51,141             $ 25,213
  Short-term investments                                                43,481               26,597
  Receivables:
   Trade accounts, less allowance for
     doubtful receivables of $2,073 in
     1995 and $144 in 1994                                              18,466               20,724
   Income taxes                                                          3,683                1,633
   Interest                                                              1,629                1,142
   Other                                                                   390                  150
                                                                   ------------         ------------
     Total receivables                                                  24,168               23,649

  Inventories, net (note 1)                                             18,456               26,192
  Costs and estimated earnings in excess of
   billings on uncompleted contracts, net                               11,126               18,549
  Deferred income tax                                                    6,949                6,561
  Prepaid expenses and deposits                                            989                1,425
                                                                   ------------         ------------
     Total current assets                                              156,310              128,186
                                                                   ------------         ------------
Property, plant, and equipment, at cost                                107,634              104,466
  Less accumulated depreciation and amortization                        64,698               62,802
                                                                   ------------         ------------
     Net property, plant, and equipment                                 42,936               41,664

Long-term investments:
  Marketable equity securities
   available-for-sale, at fair value                                     3,791                7,277
  Other                                                                  3,035                   35
                                                                   ------------         ------------
     Total long-term investments                                         6,826                7,312

Other assets, at cost, less
  accumulated amortization                                               1,606                1,578
                                                                    -----------         ------------
     Total assets                                                     $207,678             $178,740
                                                                    ===========         ============

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   September 29, 1995 and December 30, 1994
                          (U.S. Dollars in Thousands)

                                                                 September 29,          December 30,
                                                                     1995                  1994
Liabilities and Stockholders' Equity                              (Unaudited)            (Audited)
------------------------------------                            --------------         -------------
Current liabilities:
 Notes payable to banks                                           $  5,428                $  1,817
 Accounts payable                                                    2,197                   2,401
 Accrued expenses                                                   17,565                  15,556
 Customer deposits                                                   7,141                   9,182
 Income taxes payable                                               14,038                       -
                                                                -------------          -------------
       Total current liabilities                                    46,369                  28,956


Convertible subordinated debentures                                 18,015                  20,375
Deferred income taxes                                                1,210                   2,291

Stockholders' equity:
 Common stock,  $.20 par value; authorized
   30,000,000 shares; issued and outstanding
   8,682,442 shares at September 29, 1995 and
   8,552,106 shares at December 30, 1994                             1,736                   1,710
 Additional paid-in capital                                          4,645                   2,850
 Retained earnings                                                 134,853                 119,251
 Net unrealized gain on securities
   available-for-sale.                                               1,028                   2,847
 Cumulative translation adjustment                                    (178)                    460
                                                                --------------         -------------
       Total stockholders' equity                                  142,084                 127,118
                                                                --------------         -------------
       Total liabilities and stockholders' equity                 $207,678                $178,740
                                                                ==============         =============

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               Nine Months Ended
                   September 29, 1995 and September 30, 1994
                          (U.S. Dollars in Thousands)


                                                                              Nine Months Ended
                                                                                 (Unaudited)
                                                                         -----------------------------
                                                                         September 29,   September 30,
                                                                              1995            1994
                                                                         ------------    -------------
Net cash provided by (used in) operating activities                        $43,886         $(1,847)

Cash flows from investing activities:

    Capital expenditures                                                    (9,009)         (3,354)

    Proceeds from sale of marketable equity securities                       7,930           4,502

    Net sales (purchases) of short-term investments                        (16,884)         15,222

    Long-term investment                                                    (3,000)              0

    Other                                                                        0            (341)
                                                                         ------------    -------------
        Net cash provided by (used in) investing activities                (20,963)         16,029

Cash flows from financing activities:

    Payments for repurchase of convertible debentures                       (1,832)        (12,872)

    Net proceeds from issuance of common stock                               1,821           4,192

    Net borrowings (payments) under line of credit agreement                 3,442          (1,946)

    Other                                                                        0            (233)
                                                                         ------------    -------------
        Net cash provided by (used in) financing activities                  3,431         (10,859)

Effect of foreign exchange rate changes on cash                               (426)           (214)
                                                                         ------------    -------------
Net increase in cash and cash equivalents                                   25,928           3,109

Cash and cash equivalents at beginning of year                              25,213           3,250
                                                                         ------------    -------------
    Cash and cash equivalents at end of period                             $51,141         $ 6,359
                                                                         ============    =============

Supplemental disclosures of cash flow information

    Cash paid during the period for:

        Interest                                                           $ 1,191         $ 2,514

        Income taxes                                                       $   264         $   358


                    EVANS & SUTHERLAND COMPUTER CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                            (Dollars in Thousands)



 (1)  Inventories are summarized as follows:

                                            September 29,           December 30,
                                                1995                   1994
                                             (Unaudited)             (Audited)
                                            -------------           ------------
            Raw materials and supplies        $ 9,718                 $10,498
            Work-in-process                     4,815                  13,491
            Finished Goods                      3,923                   2,203
                                               ------                  ------
                                              $18,456                 $26,192
                                               ======                  ======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (U.S. Dollars in Thousands)



The following table summarizes changes in operations for the periods indicated and presents the percentage of increase (decrease) by listed items compared to the indicated prior period:


                                                          (Unaudited)                  (Unaudited)

                                                             Quarters                   Nine Months
                                                       ended Sept. 29, 1995         ended Sept. 29, 1995
                                                        and Sept. 30, 1994           and Sept. 30, 1994
                                                       --------------------         --------------------
Net sales                                              $11,728      53.5%           $ 6,396        8.9%

Cost of sales                                            5,793      50.6%             9,062       25.8%
                                                       --------                     --------
    Gross profit                                         5,935      56.6%            (2,666)      (7.3%)

Expenses:

  Marketing, general and administrative                   (157)     (2.3%)           (1,875)      (7.9%)

  Research and development                              (1,890)    (29.8%)           (5,671)     (27.0%)
                                                       --------                     --------
    Total expenses                                      (2,047)    (15.5%)           (7,546)     (16.8%)

  Gain from sale of business unit                            -       0.0%            20,188      100.0%
                                                       --------                     --------
    Operating earnings                                   7,982     291.6%            25,068      302.6%

Other income (expense), net                             (1,127)    (54.0%)            4,625       93.3%
                                                       --------                     --------
    Earnings before income taxes
        and extraordinary gain                           6,855   1,053.0%            29,693      891.7%

Income tax expense                                       2,851   1,158.9%            12,337      975.3%
                                                       --------                     --------
    Earnings before extraordinary gain                   4,004     988.6%            17,356      840.5%

Extraordinary gain from repurchase of
    convertible debentures, net of income taxes         (1,159)    (91.3%)           (1,418)     (82.0%)
                                                       --------                     --------

    Net earnings                                       $ 2,845     328.9%           $15,938    4,743.5%
                                                       ========                     ========

RESULTS OF OPERATIONS
---------------------

Sales
-----

The following table summarizes sales for the first nine months of 1995 and 1994 and also for the third quarters of 1995 and 1994

                                                      NET SALES
                                             (U.S. Dollars in Thousands)
                           ----------------------------------------------------------------
                                    Quarter Ended                  Nine Months Ended
                           -------------------------------  -------------------------------
                           Sept. 29,  Sept. 30,  increase   Sept. 29,  Sept. 30,  increase
                              1995      1994    (decrease)     1995      1994    (decrease)
                           ---------  --------- ----------  ---------  --------- ----------
Commercial Simulation       $ 5,478    $ 1,345       307%    $ 7,205    $  3,982       81%
Government Simulation        23,272     12,766        82%     56,337      45,689       23%
Education & Entertainment     1,518        231       557%      4,633       1,158      300%
Graphics Systems a) b)        3,394      7,592       (55%)     9,854      20,804      (53%)
                            -------    -------               -------    --------
                            $33,662    $21,934        53%    $78,029     $71,633        9%
                             ======     ======                ======      ======

-----------
   a) Includes $5,955 of Tripos, Inc. (Tripos) sales in the nine months ended 9/30/94. (Tripos spun-off to Evans & Sutherland shareholders June 1, 1994.)
   b) Includes $3,510 of Design Systems (CDRS) sales in the quarter ended 9/30/94 and includes $815 in CDRS sales in the nine months ended 9/29/95 and $6,550 in CDRS sales for the nine months ended 9/30/94. (CDRS sold to Parametric Technology Corporation April 12, 1995.)

The above table shows an increase of sales of 53% for the quarter ended September 29, 1995 as compared with the same period last year, and an increase of sales of 9% for the nine month period ended September 29, 1995 compared with the same period last year. Excluding CDRS and Tripos sales, the quarter, in comparison, would have reflected an 83% increase in sales and for the nine month comparison, a 31% increase in sales would have been reflected.

Without Tripos and CDRS, the Graphics Systems sector would show a 17% decrease for the quarter rather than 55% decrease and a 18% increase versus a 53% decrease for the nine month period. This sector slowly continues to improve. Work on the Company's 3-D graphics PC product is on schedule. Mitsubishi Electronics and Evans & Sutherland previously announced an agreement to develop a 3-D graphics product in this sector.

The Government Simulation business continues to demonstrate growth led by the strength of the international market with an 82% increase for the quarter and a 23% nine month improvement over the previous years respective periods.

The Company's Commercial Simulation business also reported strong revenue growth, particularly when compared with its startup in the third quarter of 1994. Sales for the nine month period were 81% higher than the same period in 1994. In September, the Company reached an agreement with Thomson Training & Simulation which will allow each company to pursue opportunities in the civil pilot market on a non-exclusive basis. During the period, $3.25M in disputed revenue was paid to the Company at termination of the market agreement. In October, the Company announced the acquisition of Dallas-based Xionix Simulation, Inc. Xionix is a small operation which specializes in the supply of low-cost flight management training systems and provides a low end product opportunity to the company. This combination further strengthens the Company's position in this market sector.

The Education and Entertainment business delivered four DIGISTAR II systems during the quarter and received orders for two more. These deliveries drive the 557% sales growth in the quarter compared with the third quarter of 1994. Interest continues to be strong with the DIGISTAR II and other virtual reality technology products. In October, the Company announced a preliminary agreement with United Artists Theatre Circuit Inc. to install its Virtual Glider product in its location-based entertainment venues.

COST OF SALES
-------------

Cost of sales, as a percentage of sales, was 51% for the third quarter ended September 29, 1995 compared with 52% for the same period in 1994. During the third quarter of 1995, a large number of high margin, short term Government Simulation units were delivered. This product mix coupled with lower manufacturing costs stemming from the Company's previously announced restructure partially offset a $2 million bad debt provision booked near the end of the quarter.

For the nine month period ended September 29, 1995, the cost of sales percentage is 56% as compared with 49% for the nine month period ended September 30, 1994. The Cost of Sales was higher in the first nine months of 1995 compared with the same period of 1994 due to the sale of the CDRS software business and the spin off of the Tripos software business. Other one time charges included in Cost of Sales in the period were made during the second quarter and included $1,550,000 for a possible contract dispute in the Government Simulation business and a $2,000,000 inventory writedown charge.

EXPENSES
--------

Total expenses for the third quarter of 1995 decreased $2,047,000 or 16% below the corresponding period of 1994.

   Marketing, General, and Administrative: Marketing, general, and
   ---------------------------------------
   administrative expenses are $157,000 lower or 2.3% less in the third quarter 1995 as compared to the same quarter of 1994. As a percent of sales, the rates for the third quarter 1995 and 1994 are respectively 20% and 31%. Excluding CDRS costs in 1994, expenses have increased 19%. The increase is a result of efforts to develop and strengthen the Commercial Simulation and Education & Entertainment businesses.

   Research and Development: Company-funded research and development costs
   -------------------------
   decreased $1,890,000 in the third quarter 1995 as compared to the same period of 1994. Excluding research and development costs of CDRS, the reduction would be $1,462,000. This decrease is a result of the Company's efforts to strategically refocus its research and development program in January of 1995.

OTHER INCOME (EXPENSE), NET
---------------------------

Other income decreased $1,127,000 in the third quarter of 1995 compared to the third quarter 1994. The principal reason for the decrease is that the results in the period do not include gains from the sale of investments. By contrast, in 1994 there was a $1,533,000 gain from the sale of VLSI stock. Interest income continues to run higher than in previous periods due to better performance of short-term cash investments.

INCOME TAXES
------------

A tax rate of 42% was utilized for income tax transactions in 1995 as compared to 38% for 1994. A higher rate is due to greater taxable income and reduced benefits such as Research and Development credits and other credits.

LIQUIDITY & CAPITAL COMMITMENTS
-------------------------------

Funds to support the Company's operations come mainly from net cash provided by operating activities and sales of marketable securities. The Company also has cash equivalents and temporary cash investments which can be used as needed for operating funds.

Cash, cash equivalents and short-term investments increased $2,330,000 to $94,622,000 during the third quarter of 1995. Marketable equity securities remained relataively the same with other long-term investments increasing $3,000,000 due to the Company's investment in Strata, Inc.

There were no material capital commitments as the fiscal year 1995 began, and no major commitments were extended during the third quarter of 1995. The Company's estimated capital budget for fiscal 1995 is $10,500,000.

The Company believes that, through internal cash generation plus the cash investments and marketable securities identified above, it has sufficient resources to cover its cash needs during fiscal year 1995.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

        The Company announced on September 14, 1995 the resolution of differences with Thomson Training and Simulation Limited and the dismissal of any and all legal actions resulting from contractual disputes related to prior distribution agreements to which the Company and Thomson had been parties. The settlement will allow the companies to proceed to supply their products to the market and will make it possible for each party to work with one or more other parties in serving the market.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

        (b) There were no reports on Form 8-K filed for the three-month period ended September 29, 1995.

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


                                         EVANS & SUTHERLAND COMPUTER CORPORATION
                                         ---------------------------------------
                                                        Registrant

Date   November 9, 1995                           /s/ GARY E. MEREDITH
                                         ---------------------------------------
                                               Vice President, Secretary,
                                               and Chief Financial Officer