Form 10-K
period 1995-12-29
EVANS & SUTHERLAND COMPUTER CORP
filed 1996-03-28
CIK 276283

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the Fiscal Year Ended December 29, 1995

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
      1934 For the Transition Period from      to
                                          ----    ----

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1996 was approximately $116,809,000.

   The Registrant had issued and outstanding 8,738,939 shares of its common stock on March 1, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Those sections or portions of the Registrant's 1995 Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 1996 are incorporated by reference into Part III hereof.

                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Evans & Sutherland Computer Corporation (E&S or the Company) was incorporated under the laws of the State of Utah on May 10, 1968. The Company has its principal executive and operations facilities in Salt Lake City, Utah. The Company also has software and hardware design facilities in Austin and Dallas, Texas, Horsham, United Kingdom, and Munich, Germany, and has sales and service offices at various locations around the world.

     Evans & Sutherland designs, develops, manufactures, and markets high-performance computer systems for various applications with demanding graphics requirements. The Company is a leading supplier of visual systems for flight training and simulation, is the supplier of high-performance graphics accelerators to major workstation manufacturers, and is a leading supplier of GL-based software development tools (a popular graphics language) used for advanced 3D (three-dimensional) graphics applications on the industry's leading workstation platforms. Evans & Sutherland's vision statement is to be a leader in profitably providing systems to generate high-quality real-time synthetic environments. These systems will include hardware, software, databases, and integration.

STRATEGIC ACTIVITIES

     E&S follows a three-point growth strategy, consisting of growing existing businesses, developing new businesses internally, and selectively acquiring businesses. During the past 12 months, Evans and Sutherland acquired two businesses (Xionix, Inc. and Terabit Computer Specialty Company), invested in another business (Strata, Inc.), and divested one product group (CDRS). The Company expects to continue with this growth strategy. A summary of these strategic activities are summarized below:

     E&S completed the sale of its Design Software group (CDRS) to Parametric Technology Corporation (PTC) on April 12, 1995 for a final net adjusted value of $31,500,000. The decision to sell the group was based on a desire to focus on the core businesses of the Company and to take advantage of an offer considered to be high relative to the earnings which could be realized inside the Company.

     The Company announced a strategic agreement with Digital Equipment Corporation (DEC) on May 2, 1995 to develop high-end graphics accelerators for the newest members of DEC's workstation family, the AlphaStation line. Digital will sell and support the product worldwide. E&S now provides graphics hardware and software solutions that are sold and supported by DEC, Hewlett-Packard, IBM, and Sun Microsystems, as well as 3D graphics hardware and software products for the personal computer.

     E&S and Strata, Inc., a leading developer and marketer of quality software tools, announced the formation of a strategic alliance on August 10, 1995, which includes a non-consolidated equity investment in Strata by E&S plus a technology cooperation agreement. The new relationship with Strata will aid E&S in the delivery of high-performance software and hardware for modeling and rendering on both PC and Macintosh machines, which will benefit the Company's customers in simulation, game development, and multimedia applications.

     Evans & Sutherland, Hughes Training, Inc., and Thomson Training & Simulation Ltd. announced on September 14, 1995 the resolution of differences among them and their parent companies and the dismissal of any and all legal actions resulting from contractual disputes related to prior distribution agreements. The settlement allows each company to proceed to supply their products to the market, and it will make it possible for each party to work with one or more of the other parties in continuing to serve the market.

     On October 9, 1995, E&S announced the purchase of Xionix Simulation Inc. of Dallas, Texas, a leading supplier of low-cost flight management system trainers used for training flight crews in the operation of the complex systems found in the computer-controlled cockpit. The acquisition further solidifies the Company's expansion into the civil airline training systems market. Xionix operates from its base near the Dallas/Fort Worth International Airport as a separate business unit within E&S' existing commercial simulation market.

     E&S announced a working agreement on October 19, 1995 with United Artists Theatre Circuit Inc. to install the Company's Virtual Glider(TM) product in United Artists Theatres' Starport entertainment centers. The Company's alliance with United Artists Theatres complements both companies' strategies in terms of developing real-time, interactive high-tech entertainment products. E&S has installed Virtual Glider in the first two Starport Centres operated by United Artists Theatres, located in Dallas, Texas and Indianapolis, Indiana.

     The Company and Mitsubishi Electronics America, Inc., a leading semiconductor supplier world-wide, announced on October 23, 1995 a technology development partnership to produce professional 3D graphics products for the personal computer market. The resulting products will be aimed at professionals requiring high-end, workstation-class graphics at a lower price point, for animation, entertainment, CAD, and visualization.

     On March 20, 1996, E&S purchased Terabit Computer Specialty Company, Inc., based in Salt Lake City. Terabit supplies simulated cockpit instruments and other airborne electronics displays used in training simulators for military and commercial aircraft. Terabit will operate as a business unit within the Company.

PRODUCTS AND MARKETS

     The Company's current products are of four basic types:

1. Visual systems which create and display computed images of stored digital models of various real-world environments that allow real-time interaction within databases that replicate specific geographic areas or imaginary worlds. Operators interact with the environment by means of an interface that has typically been integrated in flight training simulators, weapons training systems, simulators used for designing vehicles, digital planetarium systems, and virtual reality systems for entertainment applications. These include computer image generators, display systems, modeling tools, and other software products. Extensive use of custom VLSI design capability in-house improves performance, reliability, and maintainability of E&S products.

2. Graphics accelerators which are used as a component in high-performance, interactive graphics display systems for workstations. These machines allow users to make line drawings of the edges and vertices of models of 3D objects and also to generate shaded images of such models stored in computer memory. They are useful tools for computer-aided design, analysis, research, and simulation. These products may be systems which run alongside workstations, boards which plug into workstations, or integrated circuits (chips). They allow users of DEC, HP, IBM, and Sun machines to achieve high-performance 3D graphics similar to that available on other systems in the market.

3. Software Systems and development tools which are used with multi-platform interactive graphics systems to produce leading-edge 3D graphics software and hardware solutions to a broad customer base. Portable Graphics Inc. (PGI), a wholly-owned subsidiary, develops and markets GL-related libraries and toolkits for a variety of hardware platforms, which allow applications developed in the IRIS GL and Open GL programming interfaces to run on all the industry's leading workstation platforms.

4. Training Systems for flight management which are used within the commercial aviation training market for pilot training. Xionix Simulation Inc., a wholly-owned subsidiary, develops and markets training devices which range from low-end desktop trainers to more sophisticated free standing flight management systems trainers.

MARKETING

     Evans & Sutherland products are marketed worldwide by the Company or its agents, including Rikei in Japan, directly to end-users, subcontractors, and prime contractors. The Company continues to develop and form both domestic and international marketing alliances, which are proving to be an effective method of reaching specific markets. In addition, the Company has OEM agreements for its Visual System products with STN Atlas Elektronik GmbH in Germany, and Mitsubishi Precision Co., Ltd. in Japan, OEM agreements for its Graphics Accelerator products with Digital Equipment, Hewlett Packard, IBM, and Sun Microsystems, and a technology development partnership with Mitsubishi Electronics. Sales, marketing, and product support are offered by the OEM suppliers. Software Systems (Portable Graphics Inc.) products are sold through a direct sales force, through distributors, and through some of the same OEM customers as the Graphics Accelerator products. Training Systems (Xionix Simulation Inc.) products are marketed and supported by the Company's sales and marketing staff.

SIGNIFICANT CUSTOMERS

     Customers accounting for more than 10% of the Company's net sales in 1995 were the U.S. government and Loral Corporation. Sales to the U.S. government and prime contractors under government contracts were $54.7 million in 1995 (48% of total sales), $51.4 million in 1994 (45% of total sales), and $47.1 million in 1993 (33% of total sales). A portion of these sales are included in sales to Loral Corporation and Thomson Training Systems. Sales to Loral accounted for $34.3 million in 1995 (30% of total sales), $25.7 million in 1994 (23% of total sales), and $8.2 million in 1993 (6% of total sales). In prior years, Thomson accounted for more than 10% of the Company's sales. Sales through Thomson accounted for $10.7 million in 1995 (9% of total sales), $13.9 million in 1994 (12% of total sales), and $21.0 million in 1993 (15% of total sales).

COMPETITION

     Primary competitive factors for the Company's products are performance and price. Because competitors are constantly striving to improve their products, E&S must assure that it continues to offer products with the best performance at a competitive price. The Company believes it is able to compete well in this environment and will continue to be able to do so. In 1995, the Company gained market share in the Government Simulation market. CAE Electronics, Ltd., Lockheed Martin, Silicon Graphics, Inc., and Thomson are the major competitors in this market. The Commercial Simulation business has been slow due to depressed market conditions in the civil airlines industry. However, conditions are improving and the Company was awarded several highly competitive orders in 1995. CAE and Flight Safety are the principal competitors in this market. Graphics Systems, for use with DEC, HP, IBM, and Sun workstations, sells into the competitive market for high-performance engineering workstations. Sale of these products depend on strong OEM partners. Stiff competition comes from Silicon Graphics, Inc. and products manufactured by the workstation manufacturers themselves. In the Education and Entertainment business, the Company's DIGISTAR II(R) digital planetarium product competes with traditional optical-mechanical products. Competitors include Minolta Planetarium Co. Ltd., Goto Optical Mfg. Co., Carl Zeiss Inc., and Spitz Inc. In entertainment systems, E&S is one of many companies in a highly competitive and fragmented market.

BACKLOG

     The Company's backlog was $76,822,000 on December 29, 1995, compared with $67,133,000 on December 30, 1994, and $68,685,000 on December 31, 1993. The
predominant portion of the backlog as of December 29, 1995, is for visual simulation products. It is anticipated that most of the 1995 backlog will be filled in 1996.

INTERNATIONAL SALES

     Sales known to be ultimately installed outside the U.S. are considered international sales by the Company. Sales to foreign end-users were $44,503,000 or 39% of the Company's 1995 sales volume. To take full advantage of this sales pattern, the Company operated a wholly-owned Foreign Sales Corporation (FSC) subsidiary through fiscal year 1995, the use of which resulted in tax benefits in 1995 amounting to approximately $344,000. For additional information, see footnote 13 of "Notes to Consolidated Financial Statements" in Part II of this report.

DEPENDENCE ON SUPPLIERS

     Most parts and assemblies used by E&S are readily available in the open market; however, a limited number are available only from a single vendor. In these instances the Company stocks a substantial inventory and attempts to develop alternative components or sources where appropriate.

PATENTS

     Evans & Sutherland owns a number of patents and is a licensee under several others which were developed principally at the University of Utah. Several patent applications are presently pending in the United States, Japan, and several European countries. E&S is continuing the practice, begun in 1985, of copyrighting chip masks designed by the Company and has instituted copyright procedures for these masks in Japan. E&S does not rely on, and is not dependent on, patent ownership for its competitive position. Were any or all patents held to be invalid, management believes the Company would not suffer significant damage. However, E&S actively pursues patents on its new technology.

RESEARCH & DEVELOPMENT

     In 1995, company-funded research and development decreased 30% to $19,406,000 from $27,890,000. As a percentage of sales, R&D decreased to 17% in 1995 from 25% in 1994. The Company continues to fund almost all R&D efforts internally. It is anticipated that high levels of R&D will continue in support of essential product development and research efforts to ensure the Company maintains technical excellence, leadership, and market competitiveness.

ENVIRONMENTAL STANDARDS

     The Company believes its facilities and operations are within standards fully acceptable to the Environmental Protection Agency and that all facilities and procedures are in accord with environmental rules and regulations, as well as federal, state, and local laws.

EMPLOYEES

     As of March 1, 1996, the Company and its subsidiaries employed 754 persons. The Company believes its relations with its employees are good.

SEASONALITY

     The Company believes there is no inherent seasonal pattern to its business. However, sales volume fluctuates month-to-month or quarter-to-quarter due to relatively large individual sales and the random nature of customer-established shipping dates. Although the Company's volume has been skewed toward the fourth quarter in the past few years, the Company is working diligently to smooth quarter-to-quarter revenues and expects further success in achieving this goal.

ITEM 2.  PROPERTIES

     The Company's principal operations are located in the University of Utah Research Park, in Salt Lake City, Utah, where it owns six buildings of approximately 440,000 square feet. E&S occupies four buildings and leases out the remaining two buildings. The buildings are located on land leased from the University of Utah on 40-year land leases. Two buildings have options to renew for an additional 40 years, and four have options to renew for 10 years. The Company also owns 46 acres of land in North Salt Lake. E&S has no encumbrance on any of the real property. The Company and its subsidiaries hold leases on several sales, service, and production facilities located throughout the U. S. and in Europe.

ITEM 3.  LEGAL PROCEEDINGS

     On September 14, 1995, Evans & Sutherland, Hughes Training, Inc., and Thomson Training & Simulation Ltd. announced the resolution of differences among them and their parent companies and the dismissal of any and all legal actions resulting from contractual disputes related to prior distribution agreements. E&S has had a long history of working with both Hughes and Thomson to jointly provide high quality equipment and services to the pilot training market. The settlement allows all three companies to proceed to supply their products to the market, and will make it possible for each party to work with one or more of the other parties in continuing to serve the market.

     Except as noted above, neither the Company, nor any of its subsidiaries, is a party to any material legal proceeding other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the executive officers of the Company as of March 29, 1996:

Name                    Age                            Position
----------------------  ---  ------------------------------------------------------------
Stewart Carrell          62  Chairman of the Board of Directors
James R. Oyler           50  President of the Company and Chief Executive Officer
John T. Lemley           52  Vice President and Chief Financial Officer
Gary E. Meredith         61  Senior Vice President and Corporate Secretary
Stuart J. Anderson       56  Vice President, General Manager of Commercial Simulation
Gene R. Chidester        47  Vice President of Manufacturing
Peter K. Doenges         49  Director of Strategic Development
Leslie D. Horwood        45  Vice President, General Manager of Entertainment & Education
Gordon B. Hurley         51  Vice President of Shared Technology
Charles R. Maule         45  Vice President, General Manager of Graphics Systems
C. Grant Schultz         52  Corporate Controller
Ronald R. Sutherland     57  Vice President, General Manager of Government Simulation
Allen H. Tanner          42  Vice President, General Manager of Display Systems

--------
Mr. Carrell was elected Chairman of the Board of Directors of the Company on March 7, 1991. He has been a member of the Board for 12 years. He also serves as the Chairman of Seattle Silicon Corporation, and he is a director of Tripos, Inc. From mid-1984 until October 1993, Mr. Carrell was Chairman and Chief Executive Officer of Diasonics, Inc., a medical imaging company. From November 1983 until early 1987, Mr. Carrell was also a General Partner in Hambrecht & Quist, a west coast based investment banking and venture capital firm.

Mr. Oyler was appointed President and Chief Executive Officer of the Company and a member of the Board of Directors in December 1994. He is also a director of Ikos Systems, Inc. Previously, Mr. Oyler served as Senior Vice President of Harris Corporation from 1976 through 1990 and also served as consultant with Booz, Allen & Hamilton. He has 1 year of service with the Company.

Mr. Lemley joined the Company in November 1995 as Vice President and Chief Financial Officer. Prior to coming to the Company, he was Senior Vice President and Chief Financial Officer at Megahertz Corporation. Previously, Mr. Lemley was with Medtronic, Inc., where he held several positions including Corporate Controller and Acting Chief Financial Officer. Prior to Medtronic, Mr. Lemley spent 17 years in a variety of financial management positions with Hewlett Packard Company. He has less than 1 year of service with the Company.

Mr. Meredith has been Senior Vice President and Secretary since 1995. He is also a director of Blue Cross Blue Shield of Utah and Tripos, Inc. Previously, Mr. Meredith served as Vice President and Chief Financial Officer and Secretary and in other capacities with E&S. He has 18 years of service with the Company.

Mr. Anderson has been Vice President, General Manager of Commercial Simulation since 1994. Prior to joining the Company, he served as General Manager Business Development for Hughes Rediffusion Simulation Ltd. from 1992 to 1994, and numerous other positions with Rediffusion Simulation beginning in 1961. He has 1 year of service with the Company.

Mr. Chidester has been Vice President of Manufacturing since 1994. He previously served as Director of Graphics Workstation Manufacturing and has 7 years of service with the Company.

Mr. Doenges has been Director of Strategic Development since 1994. He previously served as Vice President, Strategic Technology, and Manager of New Business Development. He has 22 years of service with the Company.

Mr. Horwood has been Vice President, General Manager of Entertainment & Education since 1994. Prior to joining the Company, he was Manager of Marketing and Sales with Hughes Training, Inc. He has 2 years of service with the Company.

Mr. Hurley has been Vice President of Shared Technology since 1994. He previously served as Vice President of Engineering in the Simulation Division. Mr. Hurley has 15 years of service with the Company.

Mr. Maule joined the Company in February 1996 as the Vice President, General Manager of Graphics Systems. Prior to joining the Company, Mr. Maule was Vice President of Marketing and Strategy for Concurrent Computer Corporation. Previously he served as Director of Business Development for Lockheed Missiles & Space Company. Mr. Maule has less than 1 year of service with the Company.

Mr. Schultz has been Controller since 1979 and has 20 years of service with the Company.

Mr. Sutherland has been Vice President, General Manager of Government Simulation since 1994. He previously served as Executive Vice President of the Government Sector, and Vice President of Simulation Products. Mr. Sutherland has 14 years of service with the Company.

Mr. Tanner joined the Company in March 1996 as the Vice President, General Manager of Display Systems. Prior to joining the Company, Mr. Tanner was President of Terabit Computer Specialty Company between 1979 and 1996. Terabit was merged with E&S in March. Mr. Tanner has less than 1 year of service with the Company.



                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   FORM 10-K

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED SECURITY HOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's common stock trades on The Nasdaq Stock Market under the symbol "ESCC". The following table sets forth the range of the high and low sales prices per share of the Company's common stock for the calendar quarters indicated, as reported by Nasdaq. Quotations represent actual transactions in Nasdaq's quotation system but do not include retail markup, markdown, or commission.

                            HIGH      LOW
                           -------  -------
         1995:
         -----
         First Quarter     16  1/4  11  1/4
         Second Quarter    17  3/4  13
         Third Quarter     20       14  3/4
         Fourth Quarter    25  1/4  16  1/2

         1994:
         -----
         First Quarter     21       17  1/4
         Second Quarter    19  1/2  13  1/4
         Third Quarter     14       11  3/4
         Fourth Quarter    14  3/4  11  1/4

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     On March 22, 1995, there were 933 holders of record of the Company's common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders.

                               Title of Class
                               --------------

                         Common Stock, $0.20 Par Value

DIVIDENDS

     Evans & Sutherland has never paid a cash dividend on its common stock, retaining its earnings for the operation and expansion of its business. The Company intends for the foreseeable future to continue the policy of retaining its earnings to finance the development and growth of its business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         (Dollars in thousands except per share amounts)

                                            1995         1994         1993         1992         1991
                                        -----------  -----------  -----------  -----------  -----------

FOR THE YEAR

Net sales                               $  113,194   $  113,090   $  142,253   $  148,594   $  144,890
Research and development                    19,406       27,890       31,757       31,342       32,068
Earnings (loss) before
  extraordinary gain and
  cumulative effect of
  change in accounting principle            20,484       -5,559        1,826        6,849        9,452
 Per share                                    2.37        -0.65         0.22         0.78         1.07
Net earnings (loss)                         20,811       -3,700        4,093        7,558       10,704
  Per share                                   2.41        -0.43         0.50         0.86         1.21
  Per share - fully diluted                   2.31            -            -            -            -
Weighted average number
  of shares outstanding                  8,638,665    8,519,990    8,256,331    8,780,051    8,863,075

Return on equity                              14.0%        -2.8%         3.1%         5.7%         8.4%


AT END OF THE YEAR

Current assets                           $  161,004   $  127,051   $  161,188   $  141,824   $  154,320
Current liabilities                          42,593       30,980       40,516       29,286       32,040
  Current ratio                                 3.8          4.1          4.0          4.8          4.8
Working capital                             118,411       96,071      120,672      112,538      122,280
Net fixed assets                             40,855       44,823       48,247       53,531       56,307
Total assets                                211,002      180,764      216,187      200,979      215,072
Long-term debt                               18,015       20,375       37,066       37,067       45,715
Stockholders' equity                        148,491      127,118      137,030      130,795      133,339
Stockholders' equity
  per outstanding share                       17.04        14.86        16.41        15.91        15.01


QUARTERLY FINANCIAL DATA  (Unaudited)

         (Dollars in thousands except per share amounts)

1995
                                                    March 31  June 30  Sep. 29  Dec. 29
                                                    --------  -------  -------  -------
Net sales                                            $19,286  $25,081  $33,662  $35,165
Gross profit                                          10,764    4,703   16,417   18,542

Earnings before extraordinary gain                       598   11,034    3,599    5,253
Extraordinary gain from repurchase
  of convertible debentures, net of
  income taxes                                             -      200      111       16
Net earnings                                             598   11,234    3,710    5,269

Earnings per share before extraordinary                 0.07     1.28     0.42     0.61
 gain
Extraordinary gain                                         -     0.02     0.01        -
Earnings per common and common
  equivalent share                                      0.07     1.30     0.43     0.61



1994

                                                     April 1  July 1   Sep. 30  Dec. 30
                                                     -------  -------  -------  -------
Net sales                                            $26,860  $22,839  $21,934  $41,457
Gross profit                                          14,583   11,485   10,482   15,914

Loss before extraordinary gain                           -83   -1,578     -405   -3,493
Extraordinary gain from repurchase
  of convertible debentures, net of
  income taxes                                            91      369    1,270      129
Net earnings (loss)                                        8   -1,209      865   -3,364

Loss per share before extraordinary gain               -0.01    -0.18    -0.05    -0.41
Extraordinary gain                                      0.01     0.04     0.15     0.02
Earnings (loss) per common and common
  equivalent share                                      0.00    -0.14     0.10    -0.39


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEMS FROM THE CONSOLIDATED STATEMENTS OF OPERATION (AS A PERCENT OF SALES)


                                                    Year-Ended       Year-Ended       Year-Ended
                                                     Dec. 29,          Dec. 30,         Dec. 31,
                                                      1995              1994              1993
                                                    ----------       ----------       ----------
Net sales                                              100.0%             100.0%           100.0%
Cost of sales                                           55.5               53.6             46.2
                                                     -------           --------          -------
  Gross profit                                          44.5               46.4             53.8
Expenses:
  Marketing, general, and administrative                27.1               29.1             28.2
  Research and development                              17.2               24.7             22.3
  Restructuring charge                                     -                7.2              5.6
  Write-off of in-process R&D                            0.6                  -                -
                                                     -------           --------          -------
    Total expenses                                      44.9               61.0             56.1
                                                     -------           --------          -------
Gain from Sale of CDRS                                  20.8                  -                -
Operating earnings (loss)                               20.4              -14.6             -2.3
Other income, net                                        9.3                4.5              4.3
                                                     -------           --------          -------
Earnings (loss) before income taxes,
 extraordinary gain, and cumulative effect
 of change in accounting principle                      29.7              -10.1              2.0
Income tax expense  (benefit)                           11.6               -5.2              0.7
                                                     -------           --------          -------
Earnings (loss) before extraordinary gain and
 cumulative effect of change in accounting
 principle                                              18.1               -4.9              1.3
Extraordinary gain from repurchase of convertible
 debentures, net of income taxes                         0.3                1.6                -
Cumulative effect at December 26, 1992 of
 change in accounting for income taxes                     -                  -              1.6
                                                     -------           --------          -------
Net earnings (loss)                                     18.4%              -3.3%             2.9%
                                                     =======           ========          =======

NET SALES WORLDWIDE AND BY MAJOR MARKET SECTORS (IN THOUSANDS)


                                                       WORLDWIDE
                                     ----------------------------------------------
                                        1995                 1994           1993
                                     ---------           ----------      ----------
     United States                   $  68,700           $   75,200     $    72,300
     Europe (excluding
     Great Britain)                     16,800               18,500          34,800
     Pacific Rim                        13,900                7,000           9,400
     Great Britain                      11,600                9,200          17,900
     All Other                           2,200                3,200           7,800
                                     ---------           ----------     -----------
        Total                        $ 113,200           $  113,100     $   142,200
                                     =========           ==========     ===========

                                                     MAJOR MARKET SECTORS
                                     ----------------------------------------------
                                       1995                 1994             1993
                                     ---------           ----------     -----------
     Government                      $  85,700           $   81,400     $    86,200
     Simulation
     Graphics Systems                   11,600               11,100          13,600
     Commercial                          9,100                4,200          15,500
     Simulation
     Education and                       6,000                2,200           2,800
     Entertainment
     CDRS                                  800                8,200           6,100
     Tripos, Inc.                            0                6,000          18,000
                                     ---------           ----------     -----------
        Total                        $ 113,200           $  113,100     $   142,200
                                     =========           ==========     ===========


RESULTS OF OPERATIONS

OVERVIEW

     The Company had a good year in 1995 in terms of revenue growth and profit growth from continuing operations. In 1995, E&S achieved net earnings of $20.8 million versus a net loss of $3.7 million in 1994, and sales from ongoing businesses were up nearly 14% (excluding CDRS and Tripos). Early in 1995, E&S completed its restructuring of operations that were begun the previous year, which included Company-wide reductions affecting every business group in the Company. As a result, expenses as a percent of sales have been significantly reduced (see table on the facing page, "Items from the Consolidated Statements of Operations"), and productivity increased 31% as measured by revenue per employee ($142 versus $108). In addition, several strategic transactions were completed during the year, including divesting CDRS, and acquiring Xionix, Inc. and Terabit Computer Specialty Company. The Company plans to continue these corporate development activities.

NET SALES

     In 1995, net sales increased less than 1% ($113.2 million versus $113.1 million in 1994). International sales increased 17% ($44.5 million versus $37.9 million in 1994), which offset a 9% decrease in U.S. sales ($68.7 million compared to $75.2 million in 1994). Strong growth in the international markets was led by sales that nearly doubled in the Pacific Rim region ($13.9 million compared to $7.0 million in 1994) and a 26% sales increase in Great Britain ($11.6 million compared to $9.2 million in 1994). Sales in other European and foreign locations showed a slight decrease (see table on the facing page, "Net Sales Worldwide and by Major Market Sectors").

     In 1994, sales decreased 20% ($113.1 million versus $142.2 million in 1993). International sales decreased 46% ($37.9 million compared to $69.9 million in 1993), which more than offset a 4% increase in U.S. sales ($75.2 million compared to $72.3 million in 1993). Results were below expectations in the international markets with significant reductions in each region served, reflecting the unsettled political and business environment in 1994 fueled by the end of the cold war, the worldwide recession, and low oil prices. At the end of 1994, however, signs indicated that these international markets were strengthening, which proved correct as reflected in the 1995 results.

     Sales in the Government Simulation market segment increased 5% in 1995 ($85.7 million versus $81.4 million in 1994), compared to a 6% decrease in 1994 ($81.4 million versus $86.2 million in 1993). The improvement was led by increased market share and strong international activity. With a solid backlog of orders and excellent forward visibility, this business is expected to remain strong and continue to show good performance.

     Graphics Systems sales increased 5% in 1995 ($11.6 million versus $11.1 million in 1994) compared to an 18% decrease in 1994 ($11.1 million versus $13.6 million in 1993). The business has been stabilized and it is expected to continue its rebuilding. Recent management changes are expected to have a positive impact in the coming year. The Company expects significant opportunities in the NT workstation market with graphics accelerator and simulation products.

     Sales in the Commercial Simulation market (civil aviation) more than doubled from the prior year ($9.1 million versus $4.2 million in 1994), compared to a 73% decrease in 1994 ($4.2 million versus $15.5 million in 1993). Sales in 1995 included $3.7 million in the settlement with Thomson. The Company was awarded several highly competitive orders during the year, including a major order from Airbus Industrie for current and future simulators. In addition to the new relationship with Thomson, E&S continues to build a position as a supplier of complete visual systems, which include the acquisitions of Xionix and Terabit, further expanding both the Company's customer base and its range of products.

     Education and Entertainment sales nearly tripled from the prior year ($6.0 million versus $2.2 million in 1994), compared to a 21% decrease in 1994 ($2.2 million versus $2.8 million in 1993). Strong performance by the Company's new DIGISTAR II planetarium system and other new entertainment orders both contributed to the growth. Virtual Hang Gliders, a virtual reality hang-glider ride, were installed in two Virtual Reality entertainment centers opened by United Artists Theatres. Growth of such centers is expected, and other E&S products are expected to be featured in these centers in the future.

     CDRS sales in 1995 represent only three months of operations due to the divestiture of CDRS that occurred on April 13, 1995. Tripos, Inc. sales for 1994 represent five months of operations due to the spin-off of Tripos that occurred on June 1, 1994. CDRS and Tripos were included in Graphics Systems prior to disposition, but are classified separately in the table on the facing page for comparative purposes.

COSTS AND EXPENSES

     Cost of Sales, as a percent of sales, were 56%, 54%, and 46%, respectively, in 1995, 1994, and 1993. The increases in the cost of sales percentages were anticipated. Increased competition with respect to nearly all of the Company's products added pressure on prices and margins. Also, the Company-wide restructuring included the elimination of non-profitable product lines, which resulted in a $7.4 million write-down of inventory in 1995.

     Total operating expenses were 26% lower in 1995 compared to 1994, and 14% lower in 1994 compared to 1993 due to cost reductions resulting from restructuring the Company. As a percent of sales, total operating expenses, excluding the write-off of in-process R&D in 1995 and the cost of restructuring in 1994 and 1993, were 44%, 54%, and 51%, respectively, for 1995, 1994, and
1993.

     Marketing, General, and Administrative expenses were 7% lower in 1995 compared to 1994, and also lower as a percent of sales (27% in 1995 versus 29% in 1994). In 1994, these expenses were 18% lower compared to 1993, but slightly higher as a percent of sales. The lower expenses in both 1995 and 1994 were expected due to the restructuring.

     Research and Development expenses were 30% lower in 1995 compared to 1994, and 12% lower in 1994 compared to 1993 due to the restructuring. As a percent of sales, R&D was significantly lower than 1994 (17% in 1995 versus 25% in 1994). Management intends to reduce R&D, as a percent of sales, over the next few years. However, high levels of R&D will continue in support of essential product development to ensure that the Company maintains technical excellence and market competitiveness. The Company continues to fund nearly all R&D costs internally.

GAIN FROM SALE OF CDRS

     The Company realized a one-time net gain of $23,506,000 from the sale of CDRS to Parametric Technology Corporation on April 13, 1995. The final transaction value net of expenses was $31,500,000.

OTHER INCOME, NET

     Other income, net, increased 104% in 1995 from 1994, compared to a decrease of 16% in 1994 from 1993. This resulted from an increase in interest income of 75% in 1995 over 1994, compared to a decrease of 1% in 1994 from 1993. In 1995, higher cash balances were primarily the result of the sale of CDRS. Interest expense declined 22% and 27% respectively in 1995 from 1994 and in 1994 from 1993 due to a lower balance of the Company's outstanding convertible debentures during both 1995 and 1994. Sales of appreciated assets in 1995, 1994, and 1993 resulted in net realized gains of $7,126,000, $4,009,000 and $6,238,000 respectively. The underlying marketable securities comprising these sales were 399,500 shares, 295,000 shares, and 510,000 shares of VLSI common stock sold in each of those years.

EXTRAORDINARY GAIN

     The Company realized extraordinary gains of $327,000 and $1,859,000 in 1995 and 1994, respectively. The gains resulted from repurchase by the Company of its 6% Subordinated Convertible Debentures at less than par. There were no repurchase of debentures by the Company in 1993. The current outstanding face amount of debentures outstanding is $18,015,000.

INCOME TAXES

     Provision (benefit) for income taxes was 39%, (51%), and 36% of pre-tax earnings (loss) for 1995, 1994, and 1993 respectively. The rate increase in 1994's tax benefit results primarily from the closing of the Company's wholly-owned subsidiary in France. In 1993, the Company adopted FASB 109 Accounting for Income Taxes as described in footnote 1 of "Notes to Consolidated Financial Statements" in Part II of this report with the resulting tax effects shown as a separate line item in the Consolidated Financial Statements of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     Funds to support the Company's operations come from net cash provided by operating activities, sale of marketable securities held for investment, and proceeds from employee stock purchase and option plans. The Company also has cash equivalents and short-term marketable securities which can be used as needed.

     During 1995, proceeds from the sale of CDRS provided $31,488,000, the sale of VLSI marketable securities contributed $7,930,000, net cash from operating activities provided $7,610,000, and employee stock purchases contributed $2,295,000. The major use of cash in 1995 was for the purchase of capital equipment for $5,846,000, the investment in Strata Inc. of $3,000,000, and the repurchase of convertible debentures of $1,831,000. The net result was an increase in cash and marketable securities to $91,741,000 at the end of 1995 from $51,810,000 in 1994. At the end of 1995, there were no material capital commitments.

     The Company believes that through internal cash generation, plus the cash investments and marketable securities identified above, it has sufficient resources to cover its cash needs during fiscal year 1996.

EFFECTS OF INFLATION

      The effects of inflation were not considered material during 1995.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Evans & Sutherland's domestic and international businesses operate in highly competitive markets. The business of the Company is subject to national and worldwide economic and political influences such as recession, political instability, the economic strength of governments, and rapid changes in technology. The Company's operating results are dependent on its ability to rapidly develop, manufacture, and market innovative products that meet customers needs. Inherent in this process are a number of risks that the Company must manage in order to achieve favorable operating results. The process of developing new high technology products is complex and uncertain, requiring innovative designs and features that anticipate customer needs and technological trends. The products, once developed, must be manufactured and distributed in sufficient volumes at acceptable costs to meet demand. Furthermore, portions of the manufacturing operations are dependent on the ability of suppliers to deliver components and subassemblies in time to meet critical manufacturing and distribution schedules. Constraints in these supply lines may adversely affect E&S's operating results until alternate sourcing can be developed.

     This report contains both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks detailed in this filing. Although the Company believes it has the product offerings and resources for continuing success, future revenue and margin trends cannot be reliably predicted. Factors external to the Company can result in volatility of the Company's common stock price. Because of the foregoing factors, recent trends should not be considered reliable indicators of future stock prices or financial performance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following constitutes a list of Financial Statements included in Part II of this report:

     *    Report of Management

     *    Independent Auditors' Report

     *    Consolidated Balance Sheets - December 29, 1995 and December 30, 1994.

     * Consolidated Statements of Operations - Years ended December 29, 1995, December 30, 1994, and December 31, 1993.

     * Consolidated Statements of Stockholders' Equity - Years ended December 29, 1995, December 30, 1994, and December 31, 1993.

     * Consolidated Statements of Cash Flows - Years ended December 29, 1995, December 30, 1994, and December 31, 1993.

     * Notes to Consolidated Financial Statements - Years ended December 29, 1995, December 30, 1994, and December 31, 1993.

The following constitutes a list of Financial Statement Schedules included in
Part IV of this report:

     *    Schedule II - Valuation and Qualifying Accounts

     Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or notes thereto.

REPORT OF MANAGEMENT

     Responsibility for the integrity and objectivity of the financial information presented in this report rests with the management of Evans & Sutherland. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and, where necessary, include estimates based on management judgment. Management also prepared other information in this report and is responsible for its accuracy and consistency with the financial statements.

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

     The Audit Committee of the Board of Directors is composed of the Chairman of the Board and all outside directors and meets regularly with the independent accountants, as well as with Evans & Sutherland management and internal auditing, to review accounting, auditing, internal accounting control, and financial reporting matters.

          James R. Oyler                 John T. Lemley
          President and                  Vice President and
          Chief Executive Officer        Chief Financial Officer


REPORT OF INDEPENDENT ACCOUNTANTS

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans & Sutherland Computer Corporation and subsidiaries as of December 29, 1995 and December 30, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

                                         KPMG Peat Marwick LLP

February 13, 1996
Salt Lake City, Utah

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    December 29, 1995 and December 30, 1994

                  (Dollars in Thousands Except Share Amounts)


                 Assets                         1995        1994
----------------------------------------    ----------   ---------
Current assets:
  Cash and cash equivalents                  $   5,023   $  25,213
  Marketable securities (note 2)                86,718      26,597
  Receivables:
    Trade accounts, less allowance for
      doubtful receivables                      25,625      20,724
      of $172 in 1995 and $144 in 1994
    Income taxes                                     -       1,633
    Interest                                     1,201       1,142
    Employees and other                            295         150
                                             ---------   ---------
          Total receivables                     27,121      23,649
  Inventories (note 3)                          18,981      23,033
  Costs and estimated earnings in excess        15,052      20,573
   of billings on uncompleted contracts
   (note 4)
  Deferred income taxes (note 9)                 6,645       6,561
  Prepaid expenses and deposits                  1,464       1,425
                                             ---------   ---------
          Total current assets                 161,004     127,051

  Property, plant, and equipment, at cost      106,147     107,625
   (note 5)
    Less accumulated depreciation and           65,292      62,802
     amortization
                                             ---------   ---------
          Net property, plant, and equipment    40,855      44,823

  Investment securities (note 2)                 7,437       7,277

  Other assets, at cost, less accumulated
   amortization of $1,503 in 1995 and            1,706       1,613
   $1,157 in 1994
                                              ---------   ---------
                                             $ 211,002   $ 180,764
                                              =========   =========


See accompanying notes to consolidated financial statements.



  Liabilities and Stockholders' Equity          1995         1994
----------------------------------------     ---------    ---------
Current liabilities:
  Notes payable to banks (note 6)            $   3,773    $   1,817
  Accounts payable                               2,804        2,401
  Accrued expenses (note 7)                     14,849       15,556
  Customer deposits                              5,436        9,182
  Income taxes payable (note 9)                 10,676            -
  Billings in excess of cost and
   estimated earnings on uncompleted
   contracts (note 4)                            5,055        2,024
                                             ---------    ---------
         Total current liabilities              42,593       30,980
Long-term debt (note 8)                         18,015       20,375
Deferred income taxes (note 9)                   1,903        2,291

Stockholders' equity (notes 10 and 15):
  Preferred stock, no par value.                     -            -
   Authorized 10,000,000 shares; no
   shares issued and outstanding
  Common stock, $.20 par value.
   Authorized 30,000,000 shares; issued          1,743        1,710
   and outstanding 8,715,320 shares in
   1995 and 8,552,106 shares in 1994

  Additional paid-in capital                     5,112        2,850
  Retained earnings                            140,062      119,251
  Net unrealized gain on marketable              1,694        2,847
   securities
  Cumulative translation adjustment               (120)         460
                                             ---------    ---------
         Total stockholders' equity            148,491      127,118

Commitments and contingencies (notes 11
 and 17)                                     ---------    ---------
                                             $ 211,002    $ 180,764
                                             =========    =========


            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

    Years ended December 29, 1995, December 30, 1994, and December 31, 1993

                    (In thousands except per share amounts)

                                               1995         1994         1993
                                           ---------    ---------    ---------
Net sales (notes 12 and 13)                $ 113,194    $ 113,090    $ 142,253
Cost of sales                                 62,768       60,626       65,678
                                           ---------    ---------    ---------
        Gross profit                          50,426       52,464       76,575
                                           ---------    ---------    ---------
Expenses:
  Marketing, general, and administrative      30,714       32,874       40,154
  Research and development                    19,406       27,890       31,757
  Restructuring charge (note 18)                   -        8,212        7,900
  Write-off of acquired research and             705            -            -
  development                              ---------    ---------    ---------
                                              50,825       68,976       79,811
Gain from sale of CDRS (note 19)              23,506            -            -
                                           ---------    ---------    ---------
        Operating earnings (loss)             23,107      (16,512)      (3,236)

Other income (expense):
  Interest income                              4,752        2,710        2,738
  Interest expense                            (1,477)      (1,902)      (2,613)
  Gain on sale of marketable securities        7,126        4,009        6,238
   (note 2)
  Miscellaneous                                   72          311         (296)
                                           ---------    ---------    ---------
        Earnings (loss) before income
         taxes, extraordinary gain,
         and cumulative effect of
         change in accounting
         principle                            33,580      (11,384)       2,831

Income tax expense (benefit) (note 9)         13,096       (5,825)       1,005
                                           ---------    ---------    ---------
         Earnings (loss) before
         extraordinary gain and cumulative
         effect of change in accounting
         principle                            20,484       (5,559)       1,826

Extraordinary gain from repurchase of
 convertible debentures, net of income
 taxes of $209 in 1995 and $1,115 in
 1994 (note 8)                                   327        1,859            -

Cumulative effect of change in                     -            -        2,267
 accounting for income taxes (note 1)
                                           ---------    ---------    ---------
Net earnings (loss)                        $  20,811    $  (3,700)   $   4,093
                                           =========    =========    =========
Earnings (loss) per common share:
  Before extraordinary gain and
   cumulative effect of change in
   accounting principle                    $    2.37    $    (.65)   $     .22
  Extraordinary gain from repurchase of
   convertible debentures                        .04          .22            -
  Cumulative effect of change in
   accounting principle                            -            -          .28
                                           ---------    ---------    ---------
                                           $    2.41    $    (.43)   $     .50
                                           =========    =========    =========
Fully-diluted earnings per share:
  Before extraordinary gain and
   cumulative effect of change in
   accounting principle                    $    2.28    $       -    $       -
  Extraordinary gain from repurchase of
   convertible debentures                        .03            -            -
                                           $    2.31    $       -    $       -
                                           =========    =========    =========

See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

    Years ended December 29, 1995, December 30, 1994, and December 31, 1993

                             (Dollars in thousands)

                                               1995         1994          1993
                                            ----------   ----------   ----------
Common stock:
  Beginning of year                          $   1,710    $   1,671    $   1,644
  Par value of shares issued for cash
   (181,734 shares in 1995, 199,581
   shares in 1994, and 155,497 shares in
   1993)                                            36           41           31
  Par value of shares purchased and
   retired (19,410 shares in 1995,
   11,806 shares in 1994, and 22,240
   shares in 1993)                                    (3)          (2)          (4)
                                             ---------    ---------    ---------

  End of year                                    1,743        1,710        1,671
                                             ---------    ---------    ---------
Additional paid-in capital:
  Beginning of year                              2,850       11,899        9,841
  Proceeds in excess of par value of
   shares issued for cash                        2,504        3,273        2,385
  Compensation expense on employee stock
   purchase plan                                    74           83          101
  Tax benefit from issuance of common
   stock to employees                                -          217            -
  Retirement of treasury stock                    (316)        (243)        (428)
  Tripos spin off (note 19)                          -      (12,379)           -
                                             ---------    ---------    ---------
  End of year                                    5,112        2,850       11,899
                                             ---------    ---------    ---------
Retained earnings:
  Beginning of year                            119,251      122,951      118,858
  Net earnings (loss)                           20,811       (3,700)       4,093
                                             ---------    ---------    ---------
  End of year                                  140,062      119,251      122,951
                                             ---------    ---------    ---------

Net unrealized gain on marketable
 securities:
  Beginning of year                              2,847            -            -
  Effect of change in accounting for
   marketable securities January 1, 1994
   (note 1)                                          -        6,838            -

  Change in unrealized gain                     (1,153)      (3,991)           -
                                             ---------    ---------    ---------
  End of year                                    1,694        2,847            -
                                             ---------    ---------    ---------
Cumulative translation adjustment:
  Beginning of year                                460          509          452
  Translation adjustment                          (580)         (49)          57
                                             ---------    ---------    ---------
  End of year                                     (120)         460          509
                                             ---------    ---------    ---------
      Total stockholders' equity             $ 148,491    $ 127,118    $ 137,030
                                             =========    =========    =========

See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
    Years ended December 29, 1995, December 30, 1994, and December 31, 1993
                                 (In thousands)


                                                   1995          1994         1993
                                              -----------   -----------  -----------
Cash flows from operating activities:
  Net earnings (loss)                          $   20,811   $   (3,700)  $    4,093
  Adjustments to reconcile net earnings
   (loss) to net cash provided by (used
   in) operating activities:
    Depreciation and amortization of plant
     and equipment                                  8,741       10,280       13,344
    Provision for write down of inventory           7,988        4,316          114
    Gain on repurchase of convertible
     debentures                                      (536)      (2,974)           -
    Gain on sale of CDRS                          (23,506)           -            -
    Provision for warranty expense                    470          348        1,121
    Loss (gain) on disposal of fixed assets
     and other assets                                 (93)          69          101
    Other amortization                              1,209          424        1,094
    Restructuring charge                                -        8,212        7,900
    Gain on sale of marketable securities          (7,126)      (4,009)      (6,238)
    Other, net                                        158           99          287
    Changes in operating assets and
     liabilities net of effects of
     purchase/sale of businesses:
       Receivables                                 (6,117)       7,426       17,197
       Inventories                                 (7,695)        (772)     (13,278)
       Costs and estimated earnings in excess
        of billings on uncompleted contracts,
        net                                         8,530       (8,789)       8,685
       Prepaid expenses and deposits, and
        other assets                                 (423)        (241)        (175)
       Accounts payable and accrued expenses       (3,912)     (10,713)      (6,137)
       Customer deposits                           (3,472)         691        6,954
       Income taxes payable                        12,169       (3,760)      (4,463)
       Deferred income taxes                          414       (1,541)      (2,507)
                                              -----------   -----------  -----------
                Net cash provided by (used in)
                 operating activities               7,610       (4,634)      28,092
                                              -----------   -----------  -----------
Cash flows from investing activities:
  Purchases of marketable securities and
   short-term investments                        (145,047)      32,627      (24,756)
  Tripos spin off                                       -       (8,485)           -
  Proceeds from sale of CDRS                       31,488            -            -
  Proceeds from sale of marketable
   securities and short-term investments           93,077       20,564        7,089
  Investment in other long-term
   investments                                     (3,000)           -       (2,000)
  Payment for acquisition, net of cash
   acquired                                           (93)        (975)           -
  Increase in capitalized software,
   intangible and other assets                          -         (404)      (1,159)
  Capital expenditures                             (5,846)      (6,417)      (8,265)
  Proceeds from disposal of fixed assets
   and other assets                                     -           61          182
                                               ----------    ---------    ---------
                Net cash provided by
                 (used in) investing
                 activities                      (29,421)      36,971      (28,909)

                                              -----------   -----------  -----------

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

    Years ended December 29, 1995, December 30, 1994, and December 31, 1993

                                 (In thousands)

                                               1995         1994        1993
                                          -----------  -----------  -----------

Cash flows from financing activities:
  Payments for repurchase of convertible
   debentures                              $  (1,831)  $  (13,748)  $      -
  Principal payments on long-term debt             -            -         (1)
  Net borrowings (payments) under notes
   payable to banks                            1,758       (1,142)       255
  Net proceeds from issuance of common
   stock                                       2,295        4,607      2,084
                                           ---------    ---------    -------
       Net cash provided by (used in)
        financing activities                   2,222      (10,283)     2,338
                                           ---------    ---------    -------
Effect of foreign exchange rate changes
 on cash                                        (601)         (91)       235
                                           ---------    ---------    -------
Net change in cash and cash equivalents      (20,190)      21,963      1,756
Cash and cash equivalents at beginning
 of year                                      25,213        3,250      1,494
                                           ---------    ---------    -------
Cash and cash equivalents at end of year   $   5,023   $   25,213   $  3,250
                                           =========    =========    =======

Supplemental Disclosures of Cash Flow
 Information
----------------------------------------
Cash paid during the year for:
Interest                                   $   1,500   $    2,225   $  2,537
Income taxes                                   1,134          432      6,379



See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          December 29, 1995, December 30, 1994, and December 31, 1993

           (Dollars in thousands except share and per share amounts)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     (A)  DESCRIPTION OF BUSINESS
          -----------------------

          Evans & Sutherland Computer Corporation (the Company) designs, develops, manufactures, and markets high-performance computer systems for various applications with demanding graphics requirements. The Company is a supplier of visual systems for flight training and simulation, high-performance graphics accelerators to major workstation manufacturers, and GL-based software development tools used for advanced three-dimensional (3D) graphics applications on the industry's leading workstation platforms. The Company's operations consist of a single line of business.

          The Company's fiscal year ends the last Friday in December. The fiscal year ends for the years included in the accompanying consolidated financial statements are the periods ended December 29, 1995, December 30, 1994, and December 31, 1993. Unless otherwise specified, all references to a year are to the fiscal year ending in the year stated.

   (B)    PRINCIPLES OF CONSOLIDATION
          ---------------------------

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   (C)    REVENUE RECOGNITION
          -------------------

          Net sales include revenue from system and software products, software license rights, and service contracts. Product revenues are generally recognized when the product is shipped and the Company has no additional performance obligations.

          Revenue from long-term contracts is recorded using the percentage-of-completion method, determined by the units-delivered method, or when there is significant nonrecurring engineering, the ratio of costs incurred to management's estimate of total anticipated costs. If estimated total costs on any contract indicate a loss, the Company provides currently for the total anticipated loss on the contract. Billings on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings and are recorded as an asset or liability in the accompanying consolidated balance sheets.

          Software license fees are recognized when the product has been delivered, provided that the Company has no additional performance obligations. Revenues from service contracts are recognized ratably over the related contract period.

   (D)    CASH AND CASH EQUIVALENTS
          -------------------------

          The Company considers all highly liquid financial instruments purchased with an original maturity to the Company of three months or less to be cash equivalents. Cash equivalents consist of debt securities of $-0- and $21,997 at December 29, 1995 and December 31, 1994, respectively.

   (E)    INVENTORIES
          -----------

          Raw materials and supplies inventories are stated at the lower of weighted average cost or market. Work-in-process and finished goods are stated on the basis of accumulated manufacturing costs, but not in excess of market (net realizable value).

   (F)    PROPERTY, PLANT, AND EQUIPMENT
          ------------------------------

          Property, plant, and equipment are stated at cost. Depreciation and amortization are computed using the straight-line and double-declining balance methods based on the estimated useful lives of the related assets.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   (G)  OTHER ASSETS
        ------------

        Other assets include deferred bond offering costs and goodwill, and are being amortized on the straight-line basis over the bond term, and five years, respectively.

   (H)  SOFTWARE DEVELOPMENT COSTS
        --------------------------

        Software development costs are capitalized from the date technological feasibility is achieved, if material; capitalization is discontinued when the product is available for general release to customers. Such deferrable costs have not been material during the periods presented.

   (I)  MARKETABLE SECURITIES
        ---------------------

        The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement 115) at January 1, 1994. Under Statement 115, the Company classifies its debt and marketable equity securities as available-for-sale.

        Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis for the security. Dividend income is recognized when earned. Realized gains and losses are included in results of operations and are determined on the specific-identification basis.

   (J)  WARRANTY RESERVE
        ----------------

        The Company provides a warranty reserve for estimated future costs of servicing products under warranty agreements extending for periods from 90 days to one year. Anticipated costs for product warranty are based upon estimates derived from experience factors and are recorded at the time of sale or over the contract period for long-term contracts.

   (K)  EARNINGS (LOSS) PER SHARE
        -------------------------

        Earnings (loss) per common share are computed based on the weighted average number of shares outstanding during the year totaling 8,638,665, 8,519,990, and 8,256,331 shares for 1995, 1994, and 1993, respectively.
        Fully diluted earnings per share reflect additional dilution related to stock options and warrants using the market price at the end of the period when higher than the average price for the period. Fully-diluted earnings per share are based on 9,000,710 shares outstanding for 1995.

   (L)  INCOME TAXES
        ------------

        Effective December 26, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes and reported the cumulative effect of the change in the method of accounting for income taxes in the 1993 consolidated statement of operations. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   (M) FOREIGN CURRENCY TRANSLATION (CONTINUED)
       ----------------------------

       Certain transactions of the foreign subsidiaries are denominated in currencies other than the functional currency, including transactions with the parent company. Transaction gains and losses are included in miscellaneous income (expense) for the period in which the transaction occurs and amounted to net gains (losses) of $(53) in 1995, $266 in 1994, and $(291) in 1993.

   (N) ESTIMATES
       ---------

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (O) RECLASSIFICATIONS
       -----------------

       Certain reclassifications have been made in the 1994 and 1993 consolidated financial statements to conform with classifications adopted in 1995.

(2)    MARKETABLE SECURITIES
       ---------------------

       The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for securities by major security type and class of security at 1995 and 1994, were as follows:

                                                                    Gross         Gross
                                                                  unrealized    unrealized
                                                  Amortized        holding       holding       Fair
                                                     cost           gains         losses       value
                                                  ---------       ----------    ----------   ---------
        Year ended 1995:
          U.S. government securities:
            Maturing in one year or less            $ 17,734        $   35        $   -        $ 17,769
            Maturing between one and three years      28,932           210            -          29,142
          State and municipal securities:
            Maturing in one year or less               1,005             1            -           1,006
            Maturing between one and three years      28,194            85            8          28,271
          Corporate debt securities - Maturing
            between one and three years                5,418            34            -           5,452
          Mortgage-backed securities -
            maturing in one year or less               5,077             1            -           5,078
                                                   ---------       ----------    ----------   ---------
                                                    $ 86,360        $  366        $   8        $ 86,718
                                                   =========       ==========    ==========   =========
         Year ended 1994:
           U.S. government securities:
             Maturing in one year or less           $ 20,595        $    -        $   -        $ 20,595
             Maturing between one and three
               years                                   6,002             -            -           6,002
                                                   ---------       ----------    ----------   ---------
                                                    $ 26,597        $    -        $   -        $ 26,597
                                                   =========       ==========    ==========   =========

     Proceeds from sales of securities during 1995 and 1994 were $85,147 and $16,062, respectively. Gross realized gains for 1995 and 1994 were $154 and $3 and gross realized losses for the same periods were $291 and $8, respectively.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)  MARKETABLE SECURITIES (CONTINUED)
     ---------------------

     Long-term investment securities are summarized as follows:

                                           Gross         Gross
                                         unrealized   unrealized
                                          holding       holding    Market
                                  Cost     gains        losses      value
                                -------  ----------   ----------   -------
Year ended 1995:
  Marketable securities:
    Iwerks Entertainment, Inc.   $ 2,000   $   345      $ 1,000    $ 1,345
    Adobe Systems, Inc.               19     3,073            -      3,092
                                 -------   -------      -------    -------
                                   2,019     3,418        1,000      4,437
  Non-marketable securities:
    Strata, Inc.                   3,000         -            -      3,000
                                 -------   -------      -------    -------
                                 $ 5,019   $ 3,418      $ 1,000    $ 7,437
                                 =======   =======      =======    =======
Year ended 1994:
  Iwerks Entertainment, Inc.     $ 2,000         -        1,000      1,000
  VLSI Technology, Inc.              667     4,127            -      4,794
  Adobe Systems, Inc.                 18     1,465            -      1,483
                                 -------   -------      -------    -------
                                 $ 2,685   $ 5,592      $ 1,000    $ 7,277
                                 =======   =======      =======    =======

Proceeds from sales of long-term securities during 1995 and 1994 were $7,930 and $4,502, respectively. Gross realized gains for 1995 and 1994 were $7,263 and $4,014 and there were no gross realized losses for the same periods.

On August 10, 1995, the Company purchased 109,259 common shares of Strata,
Inc. (Strata) which represents less than 10% of the outstanding common shares. The shares are not marketable and are stated at cost. Strata is a developer of software tools for multimedia producers.

(3)    INVENTORIES
       -----------
       Inventories are summarized as follows:

                                        1995       1994
                                      --------   --------

        Raw materials and supplies     $  7,404   $ 10,498
        Work-in-process                   8,983     12,471
        Finished goods                    2,594         64
                                       --------   --------
                                       $ 18,981   $ 23,033
                                       ========   ========

Inventories totaling $10,767 were written off during 1995 of which $7,467 was charged to cost of sales and $3,300 to the CDRS sale (note 19).

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)    LONG-TERM CONTRACTS
       -------------------
       Comparative information with respect to uncompleted contracts follows:

                                                      1995         1994
                                                    ---------   ---------

         Accumulated costs and estimated            $ 297,039    $ 262,503
          earnings on uncompleted contracts
         Less billings                                287,042      243,954
                                                    ---------    ---------
                                                    $   9,997    $  18,549
                                                    =========    =========

         Costs and estimated earnings in excess
          of billings on uncompleted contracts      $  15,052    $  20,573
         Billings in excess of costs and
          estimated earnings on uncompleted
          contracts                                    (5,055)      (2,024)
                                                    ---------    ---------
                                                    $   9,997    $  18,549
                                                    =========    =========

(5)  PROPERTY, PLANT, AND EQUIPMENT
     ------------------------------

     The cost and estimated useful lives of property, plant, and equipment are summarized as follows:

                                           Estimated
                                         useful lives      1995        1994
                                        -------------  ----------  ----------
       Land                                   -         $   1,436   $   1,436
       Buildings and improvements          40 years        35,366      35,055
       Machinery and equipment           3 to 8 years      66,427      68,273
       Office furniture and equipment      8 years          1,849       2,173
       Construction-in-process                -             1,069         688
                                                        ---------   ---------
                                                        $ 106,147   $ 107,625
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

(6)  NOTES PAYABLE TO BANKS
     ----------------------

     The following is a summary of notes payable to banks:

                                                    1995      1994
                                                  --------  --------
       Balance at end of year                     $ 3,773    $ 1,817
       Weighted average interest rate at end
        of year                                       7.9%       8.9%
       Maximum balance outstanding during the
        year                                      $ 6,180    $ 3,215
       Average balance outstanding during the
        year                                      $ 4,390    $ 1,195
       Weighted average interest rate during
        the year                                     8.90%      9.77%


            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  NOTES PAYABLE TO BANKS (CONTINUED)
     ----------------------

     The average balance outstanding and weighted average interest rate are computed based on the outstanding balances and interest rates at month-end during each year.

     The Company has unsecured revolving line of credit agreements with foreign banks totaling $7,466 at December 29, 1995, of which approximately $3,693 was unused and available. The Company also has a $5,000 unsecured line of credit with a U.S. bank for which $-0- and $350 were outstanding at December 31, 1995 and 1994, respectively.

(7)  ACCRUED EXPENSES
     ----------------

     Accrued expenses consist of the following:

                                                                  1995       1994
                                                              ---------   --------
     Pension plan obligation (note 14)                         $  2,153   $  2,998
     Unused vacation                                              2,195      2,310
     Restructuring (note 18)                                          -      5,037
     Provision for CDRS expenses (note 19)                        2,414          -
     Other                                                        8,087      5,211
                                                               --------   --------
                                                               $ 14,849   $ 15,556
                                                               ========   ========

(8)  LONG-TERM DEBT
     --------------

     Long-term debt is comprised of six percent convertible subordinated debentures due in 2012. The six percent convertible subordinated debentures are convertible at the bondholders option at any time prior to maturity, subject to adjustments in certain events. The debentures are redeemable at the Company's option, in whole or in part, at declining redemption premiums until March 1, 1997, and at par on and after such date. The Company is required to provide a sinking fund balance of five percent of the applicable principal amount of the debentures annually beginning March 1, 1998. The debentures are subordinated to all existing and future superior indebtedness.

     During 1995 and 1994, the Company repurchased $2,360 and $16,691, respectively, of convertible debentures on the open market. These purchases resulted in extraordinary gains of approximately $536 and $2,974, respectively. These extraordinary gains are shown net of income taxes in the accompanying consolidated statements of operations.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)    INCOME TAXES
       ------------
       Components of income tax expense (benefit) attributable to income (loss):

                                              Share and
                                                stock
                                                option
                      Current      Deferred    benefit      Total
                     ---------    ---------   ---------   ----------
       1995:
         Federal     $  11,085    $    202     $   -       $  11,287
         State           1,654          31         -           1,685
         Foreign           124           -         -             124
                     ---------    --------     --------    ---------
                     $  12,863    $    233     $   -       $  13,096
                     =========    ========     ========    =========
       1994:
         Federal     $  (4,505)   $ (1,086)    $ 188       $  (5,403)
         State            (636)       (167)       29            (774)
         Foreign           352           -         -             352
                     ---------    --------     --------    ---------
                     $  (4,789)   $ (1,253)    $ 217       $  (5,825)
                     =========    ========     ========    =========
       1993:
         Federal     $     962    $   (209)    $   -       $     753
         State             145         (32)        -             113
         Foreign           139           -         -             139
                     ---------    --------     --------    ---------
                     $   1,246    $   (241)    $   -       $   1,005
                     =========    =========    =====       =========

The actual tax expense differs from the tax expense (benefit) as computed by applying the U.S. federal statutory tax rate of 35 percent for 1995, and 34 percent for 1994 and 1993, to earnings before income taxes as follows:

                                                     1995        1994        1993
                                                   --------    --------    --------
        Tax at U.S. federal statutory rate         $ 11,753    $ (3,871)   $    963
        Research and development, and foreign
         tax credits                                   (124)       (226)       (160)
        Foreign taxes                                   124         352         139
        Losses (gains) of foreign subsidiaries          217      (1,461)      1,577
        Federal and state refunds from prior
         tax years                                        -           -      (1,275)
        Earnings of foreign sales corporation          (344)       (123)       (343)
        State taxes (net of federal income tax
         benefit)                                     1,075        (511)         96
        Other, net                                      395          15           8
                                                   --------    --------    --------
                                                   $ 13,096    $ (5,825)   $  1,005
                                                   ========    ========    ========


            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)  INCOME TAXES (CONTINUED)
     ------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 1995 and December 30, 1994, are presented below:

                                                            Domestic               Foreign
                                                     --------------------    -----------------
                                                        1995       1994       1995      1994
                                                     ---------   --------    ------   --------
        Deferred tax assets:
          Restructuring accrual                      $     14    $  1,889    $     -   $     -
          Warranty, vacation, and other accruals        3,347       1,083          -         -
          Inventory reserves and other
           inventory-related temporary basis            2,381       2,527          -         -
           differences
          Pension accrual                                 558       1,122          -         -
          Long-term contract related temporary
           differences                                    824         490          -         -
          Net operating loss carryforwards from
           acquired subsidiary, expiring                  479         479      2,276     2,276
           primarily in 2006
          Other                                           330         188          -         -
                                                     ---------   --------    -------  --------
               Total gross deferred tax assets          7,933       7,778      2,276     2,276
               Less valuation allowance                   520         520      2,276     2,276
                                                     ---------   --------    -------  --------
               Total deferred tax assets                7,413       7,258          -         -
                                                     ---------   --------    -------  --------
        Deferred tax liabilities:
          Plant and equipment, principally due to
           differences in depreciation and
           capitalized interest                        (1,549)     (1,166)         -         -
          Unrealized gain on marketable equity         (1,041)     (1,746)         -         -
           securities
          Other                                           (81)        (76)         -         -
                                                     ---------   --------    -------  --------
              Total gross deferred tax liabilities     (2,671)     (2,988)         -         -
                                                     ---------   --------    -------  --------
              Net deferred tax asset                 $  4,742    $  4,270    $     -   $     -
                                                     =========   ========    =======  ========
                                                         1995      1994
                                                     ---------   --------
          Net long-term deferred tax asset           $  6,645       6,561
          Net long-term deferred tax liability         (1,903)     (2,291)
                                                     =========   ========
              Net deferred tax asset                 $  4,742       4,270
                                                     =========   ========

Management believes the existing net deductible temporary differences will reverse during the periods in which the Company generates net taxable income. The Company has a strong taxable earnings history. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset may not be realized. The Company has established a valuation allowance primarily for net operating loss and tax credit carryforwards from an acquired subsidiary and foreign subsidiaries as a result of the uncertainty of realization.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10) STOCK OPTION, PURCHASE, AND BONUS PLANS
     ---------------------------------------

     Stock Option Plans - The Company has granted options to officers,
     ------------------
     directors, and employees to acquire shares of the Company's common stock. Substantially all options so granted provide for purchase prices equal to the fair market value on the date of grant. During 1995, shareholders authorized an additional 350,000 shares to be granted under the plans. In addition, 180,000 authorized shares from the stock bonus plan were transferred to the stock option plans and the stock bonus plan was eliminated. A summary of activity follows:

                                                     Number of shares
                                                      (in thousands)
                                                  ---------------------     Exercise
                                                  1995     1994   1993        price
                                                  ------  -----  ------  ----------------

         Options outstanding at
          beginning of year                           815    895  1,093  $12.22 to $19.94

         Options granted                              291  1,173     31  $12.22 to $20.50
                                                    -----  -----  -----
                                                    1,106  2,068  1,124
                                                    -----  -----  -----
         Options exercised                            139    173    115  $13.65 to $18.00
         Options canceled or expired                  125  1,080    114  $12.22 to $23.00
                                                    -----  -----  -----
                                                      264  1,253    229
                                                    -----  -----  -----
         Options outstanding at end of
          year                                        842    815    895  $12.22 to $20.50
                                                    =====  =====  =====
         Options exercisable at end of
          year                                        312    333    754  $12.22 to $23.00
                                                    =====  =====  =====

     Under the terms of the stock option plans, 794,004 shares of common stock were authorized and reserved for issuance, but were not granted at December 29, 1995.

     Stock Purchase Plan - The Company has an employee stock purchase plan
     -------------------
     whereby qualified employees are allowed to purchase limited amounts of the Company's common stock at 85 percent of the market value of the stock at the time of the sale. A total of 500,000 shares are authorized under the plan.

(11) LEASE COMMITMENTS
     -----------------

     The Company occupies real property and uses certain equipment under lease arrangements, which are accounted for primarily as operating leases. A summary of lease expense under such arrangements follows:

                                                         1995        1994       1993
                                                    -----------  -----------  ---------

          Real property                              $    1,164   $    1,433   $  1,610
          Equipment                                         606          464        539
                                                     ----------   ----------   --------
          Total lease expense                        $    1,770   $    1,897   $  2,149
                                                     ==========   ==========   ========

     A summary of noncancelable long-term operating lease commitments follows:

                                           Real
                                         property     Equipment      Total
                                       ----------   ------------   --------
       Fiscal year(s):
           1996                        $      860            493      1,353
           1997                               844            445      1,289
           1998                               780            169        949
           1999                               682            125        807
           2000                               689            119        808
           Thereafter                       8,078              -      8,078
                                       ----------   ------------   --------
              Total commitments        $   11,933   $      1,351   $ 13,284
                                       ==========   ============   ========


            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12) INDUSTRY SEGMENT AND FOREIGN OPERATIONS
     ---------------------------------------

   A summary of operations by geographic area follows:

                                        1995         1994         1993
                                    ---------    ---------    ---------

Net sales:
 U.S. operations                    $ 110,004    $ 107,477    $ 134,556
 European operations                    4,618        6,813       15,933
 Eliminations                          (1,428)      (1,200)      (8,236)
                                    ---------    ---------    ---------
   Total net sales                  $ 113,194    $ 113,090    $ 142,253
                                    =========    =========    =========

Operating earnings (loss):
 U.S. operations                    $  25,866    $ (14,490)   $     550
 European operations                   (2,953)      (2,436)      (3,984)
 Eliminations                             194          414          198
                                    ---------    ---------    ---------
   Total operating earnings (loss)  $  23,107    $ (16,512)   $  (3,236)
                                    =========    =========    =========

Identifiable assets:
 U.S. operations                    $  94,233    $ 104,773    $ 121,705
 European operations                    3,483        3,694       11,182
 Eliminations                               -         (216)        (564)
                                    ---------    ---------    ---------
   Total identifiable assets           97,716      108,251      132,323
 Corporate assets                     113,286       72,513       83,864
                                    ---------    ---------    ---------
   Total assets                     $ 211,002    $ 180,764    $ 216,187
                                    =========    =========    =========

Transfers between geographic areas are accounted for at market price, and intercompany profit is eliminated in consolidation. Operating earnings (loss) are total sales, less operating expenses. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area. Corporate assets are principally cash, marketable securities, and long-term investments.


(13) SALE TO FOREIGN AND MAJOR CUSTOMERS
     -----------------------------------

   A summary of sales to foreign and major customers follows:

                                       1995         1994         1993
                                    ---------    ---------    ---------
Sales to foreign end-users:
 Europe (excluding Great Britain)   $ 16,801     $ 18,499     $ 34,792
 Pacific Rim                          13,888        6,988        9,446
 Great Britain                        11,612        9,250       17,904
 Rest of world                         2,202        3,160        7,749
                                    --------     --------     --------
   Total                            $ 44,503     $ 37,897     $ 69,891
                                    ========     ========     ========
Major customers (10% or more of net
 sales):
 Loral Corporation                  $ 34,333   $ 25,677   $  8,192
 Thomson/Hughes training              10,724     13,899     20,984
 U.S. government (certain of which
  are also included with sales set
  forth above)                        54,684     51,397     47,143


            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14)  EMPLOYEE BENEFIT PLANS
      ----------------------

      Pension Plan (Plan) - The Company has a defined benefit pension plan
      ------------
      covering substantially all employees who have attained age 21 with service in excess of one year. Benefits at normal retirement age (65) are based upon the employee's years of service and the employee's highest compensation for any consecutive five of the last ten years of employment. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes.

      Supplemental Executive Retirement Plan (SERP) - Effective July 1, 1995,
      ---------------------------------------------
      the Company introduced a non-qualified SERP which will be phased in over three years. The SERP, which is unfunded, provides eligible executives defined pension benefits, outside the Company's pension plan, based on average earnings, years of service, and age at retirement.

      Net annual Plan and SERP expense is summarized as follows:

                                                     1995
                                             ------------------
                                                Plan       SERP     1994        1993
                                             ---------   ------   ---------  -----------

  Benefits for services rendered during      $  1,594    $   91    $  2,549     $ 2,236
   the year
  Interest on projected benefit obligation      1,763        44       1,979       1,781
  Actual return on plan assets                 (4,978)        -         427      (3,175)
  Net amortization and deferral                 2,419        36      (2,790)      1,222
                                             --------    ------    --------     -------
                                             $    798    $  171    $  2,165     $ 2,064
                                             ========    ======    ========     =======

  The following assumptions were used in accounting for the pension plan at the end of each year:


                                                 1995      1994     1993
                                                ------    ------   ------
  Discount rates used in determining
   benefit obligations                           7.00%     8.50%    7.25%

  Rates of increase in compensation levels       4.50      4.50     4.50
  Expected long-term rate of return on           9.00      9.00    10.00
   plan assets

   Since the SERP was established on July 1, 1995, the discount rate used in determining the 1995 expense was 7.0 percent.

   The following summarizes the funded status and amounts recognized in the Company's consolidated financial statements:

                                                       1995
                                             ---------------------
                                                 Plan        SERP        1994
                                             ---------   ---------    ----------
   Actuarial present value of benefit
    obligations:
     Vested benefits                         $ (16,183)   $      -    $ (11,231)
     Nonvested benefits                           (732)       (900)        (735)
                                             ---------    --------    ---------

   Accumulated benefit obligation              (16,915)       (900)     (11,966)
   Effect of projected future salary
    increases                                  (12,548)       (503)      (8,801)
                                             ---------    --------    ---------

   Projected benefit obligation                (29,463)     (1,403)     (20,767)
   Plan assets at fair value                    29,174           -       24,619
                                             ---------    --------    ---------

   Projected benefit obligation below (in
    excess of) plan assets                        (289)     (1,403)       3,852

   Unrecognized net gain                        (1,657)        138       (6,858)
   Unrecognized prior service cost                (512)      1,094         (547)
   Unrecognized net transition obligation          476           -          555
                                             ---------    --------    ---------
   Accrued pension plan obligation           $  (1,982)   $   (171)   $  (2,998)
                                             =========    ========    =========


            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14) EMPLOYEE BENEFIT PLANS (CONTINUED)
     ----------------------

     Deferred Savings Plan - The Company has a deferred savings plan which
     ---------------------
     qualifies under Section 401(k) of the Internal Revenue Code. The plan covers all employees of the Company who have at least one year of service and who are age 18 or older. The Company makes matching contributions of 50 percent of each employee's contribution not to exceed six percent of the employee's compensation. The Company's contributions to this plan for 1995, 1994, and 1993 were $836, $1,064, and $1,025, respectively.

     Life Insurance - In 1995, the Company purchased company-owned life
     --------------
     insurance policies insuring the lives of certain active employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as supplemental retirement. At December 29, 1995, the investment in the policies included in other assets was $294 and net life insurance expense was $57.


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

     In connection with this preferred stock, the Company issued one warrant to each common stockholder that would be exercisable contingent upon certain conditions and would allow the holder to purchase 1/100th of a preferred share per warrant. The warrants attached to the shares outstanding on November 30, 1988 and to all new shares issued after that date; the warrants outstanding at December 29, 1995 and December 30, 1994 are equal to the shares outstanding of 8,715,320, and 8,552,106, respectively. At December 29, 1995 and December 30, 1994, the warrants were not exercisable, and no shares of preferred stock have been issued.


(16) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
     ---------------------------------------------------------

     The carrying amount of cash and cash equivalents, receivables, notes payable to bank, accounts payable, and accrued expenses approximates fair value because of their short maturity.

     The fair value of the Company's long-term debt instruments ($16,214 at December 29, 1995) is based on quoted market prices.


(17) COMMITMENTS AND CONTINGENCIES
     -----------------------------

     In the normal course of business, the Company has various legal claims and other contingent matters, including items raised by government contracting officers and auditors. Although the final outcome of such matters cannot be predicted, the Company believes the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition, liquidity, or results of operations.

     In September 1995, the Company reached a settlement agreement with Thomson Training & Simulation (Thomson). Under the agreement, the Company received $3,750 from lost revenues for breach of a working agreement by Thomson. The settled agreement allows the Company and Thomson to pursue opportunities in the civil pilot market on a nonexclusive basis. The amount paid to the Company under this settlement is classified as sales in the Company's consolidated statements of operations.


(18) RESTRUCTURING CHARGES
     ---------------------

     In the fourth quarter of 1994, the Company incurred a restructuring charge of $8,212. The restructuring was undertaken to remove the Company's divisional structure, reengineer research and development, consolidate manufacturing, finance, administration and field service operations, and to modify product lines. This restructuring eliminated approximately 200 jobs worldwide in the areas noted above or about 20 percent of the work force. Amounts expended in 1995 approximated the December 30, 1994 accrual balance.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18) RESTRUCTURING CHARGES (CONTINUED)
     ---------------------

     In the fourth quarter of 1993, the Company incurred a restructuring charge of $7,900. The restructuring was undertaken to better serve the Company's changing markets and to more appropriately focus its resources on profitable opportunities. This restructuring eliminated approximately 170 jobs worldwide or about 13 percent of the work force. Amounts expended in 1994 approximated the December 31, 1993 accrual balance.


(19) BUSINESSES SOLD, ACQUIRED, AND SPIN-OFF
     ---------------------------------------

     On April 12, 1995, the Company sold CDRS to Parametric Technology Corporation (PTC), a Massachusetts Corporation. The proceeds from the sale net of direct expenses of $1,591 was approximately $31,488 resulting in a gain of $23,506 summarized as follows:

Proceeds                                           $ 31,488
Assets and liabilities sold:
Accounts receivable                    $   (961)
Inventory                                  (466)
Net property, plant, and equipment       (1,228)
Liabilities                                 387      (2,268)
                                       --------
Provision for expenses                               (2,414)

Write-off of inventory                               (3,300)
                                                   --------
                                                   $ 23,506
                                                   ========

     On October 3, 1995 and on November 21, 1994, the Company acquired all of the outstanding common stock of Xionix Simulation, Inc. (Xionix) and Portable Graphics, Inc. (PGI) for $1,080 and $1,300, respectively. Xionix manufactures low-cost flight-system trainers and PGI is involved in software development. These business combinations were accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. Operations of Xionix and PGI are included in the accompanying consolidated financial statements from the date of acquisition, and are not material in relation to the Company's consolidated financial statements; pro forma financial information has therefore not been presented. The Company allocated $705 of the Xionix purchase price to in process research and development which has no alternative future use and this amount was written off during 1995.

     Effective June 1, 1994 the Company's stockholders received a special dividend in the form of a spin-off of Tripos, Inc. (Tripos), a wholly-owned subsidiary of the Company at the time. Stockholders received one share of Tripos common stock for every three shares of E&S common stock held on May 25, 1994, the record date of the spin-off.


(20) ACCOUNTING STANDARDS ISSUED NOT YET ADOPTED
     -------------------------------------------

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (FASB 123). The Company is required to adopt the provisions of this statement for years beginning after December 15, 1995. This statement encourages all entities to adopt a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic-value method of accounting prescribed by APB opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in this statement had been applied. It is currently anticipated that the Company will continue to account for employee stock options or similar equity instruments in accordance with APB 25 and provide the disclosures required by FASB 123.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                                     "None"



                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   FORM 10-K

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information regarding directors of the Company is incorporated by reference from "Election of Directors" in the 1995 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 16, 1996.

     Information concerning current executive officers of the Company is incorporated by reference to the section in Part I hereof found under the caption "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding this item is incorporated by reference from "Executive Compensation" in the 1995 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 16, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     Information regarding this item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the 1995 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 16, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding this item is incorporated by reference from "Executive Compensation - Summary Compensation Table", "Report of the Compensation and Stock Options Committee of the Board of Directors", and "Termination of Employment and Change of Control Arrangements", in the 1995 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 16, 1996.

                                   FORM 10-K

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

     The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be included in this report:

1.   FINANCIAL STATEMENTS - INCLUDED IN PART II, ITEM 8 OF THIS REPORT:
     --------------------

     Report of Management

     Report of Independent Auditors

     Consolidated Balance Sheets - December 29, 1995 and December 30, 1994.

     Consolidated Statements of Operations - Years ended December 29, 1995, December 30, 1994, and December 31, 1993.

     Consolidated Statements of Stockholders' Equity - Years ended December 29, 1995, December 30, 1994, and December 31, 1993.

     Consolidated Statements of Cash Flows - Years ended December 29, 1995, December 30, 1994, and December 31, 1993.

     Notes to Consolidated Financial Statements - Years ended December 29, 1995, December 30, 1994, and December 31, 1993.

2.   FINANCIAL STATEMENT SCHEDULES - INCLUDED IN PART IV OF THIS REPORT:
     -----------------------------

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

     10.1 1985 Stock Option Plan, filed as Exhibit 1 to the Company's Post-effective Amendment No. 1 to Registration Statement on Form S-8, SEC File No. 2-76027, and incorporated herein by this reference.

     10.2 1989 Stock Option Plan for Non-employee Directors, filed as Exhibit
          10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1989, and incorporated herein by this reference.

     10.3 The Company's 1981 Executive Stock Bonus Plan, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982, and incorporated herein by this reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K (CONTINUED)

3.   EXHIBITS (CONTINUED)
     --------

     10.4   The Company's 1991 Employee Stock Purchase Plan, filed as Exhibit
            4.1 to the Company's Registration Statement on Form S-8, SEC File No. 33-39632, and incorporated herein by this reference.

     10.5 Transition Employment and Separation Agreement dated January 19, 1994, between the Company and Mr. Richard F. Leahy, filed as Exhibit
            10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1994, and incorporated herein by this reference.

     10.6 Terms of Employment Agreement dated June 23, 1994, between the Company and Mr. Steven C. Eror, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1994, and incorporated herein by this reference.

     10.7 Employment Agreement dated November 17, 1994, between the Company and Mr. Gary E. Meredith, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1994, and incorporated herein by this reference.

     10.8 Employment Agreement dated November 29, 1994, between the Company and Mr. James R. Oyler, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1994, and incorporated herein by this reference.

     10.9 Release and Separation Agreement dated January 6, 1995, between the Company and Mr. Robert A. Schumacker, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1994, and incorporated herein by this reference.

     10.10 Mutual Release and Separation Agreement dated January 27, 1995, between the Company and Mr. Rodney S. Rougelot, filed as Exhibit
            10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1994, and incorporated herein by this reference.

     10.11  The Company's 1995 Long-Term Incentive Equity Plan.

     10.12 Asset Purchase Agreement dated March 1, 1995, between the Company and Parametric Technology Corporation as to E&S' divestiture of its Design Software group (CDRS).

     10.13 Settlement Agreement dated September 13, 1995, between the Company, Thomson Training and Simulation Limited, and Hughes Aircraft Company.

     10.14  The Company's Executive Savings Plan.

     10.15  The Company's Supplemental Executive Retirement Plan (SERP).

     23.1   Consent of Independent Accountants.

     24.1 Powers of Attorney for Messrs. Stewart Carrell, Henry N. Christiansen, Peter O. Crisp, John T. Lemley, Gary E. Meredith, James R. Oyler, Ivan E. Sutherland, and John E. Warnock.

            No reports on Form 8-K were filed during the fourth quarter of the year ended December 29, 1995.

TRADEMARKS USED IN THIS FORM 10-K

     DIGISTAR II and Virtual Glider are trademarks or registered trademarks of Evans & Sutherland Computer Corporation. CDRS is a registered trademark of Tripos, Inc. All other products or services mentioned in this Form 10-K are identified by the trademarks or service marks of their respective companies or organizations.

                                                                     Schedule II
                                                                     -----------

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

    Years ended December 29, 1995, December 30, 1994, and December 31, 1993

                                 (In thousands)

                                            Balance at         Additions          Receivables
                                            beginning       charged to cost     charged against      Balance at end
Allowance for doubtful receivables            of year        and expenses         allowance             of year
----------------------------------          -----------     ---------------     ---------------      --------------
Year ended December 29, 1995                $    144          $    158            $    130             $   172
                                            ===========     ============          ==========           =========
Year ended December 30, 1994                $    406          $     99            $    361             $   144
                                            ===========     ============          ==========           =========
Year ended December 31, 1993                $    223          $    287            $    104             $   406
                                            ===========     ============          ==========           =========

                                            Balance at         Additions          Receivables
                                            beginning       charged to cost     charged against      Balance at end
Warranty reserve                              of year        and expenses         allowance             of year
----------------                            -----------     ---------------     ---------------      --------------
Year ended December 29, 1995                $    876          $   470             $    498             $   848
                                            ===========     ============          ==========           =========
Year ended December 30, 1994                $  1,600          $   348             $  1,072             $   876
                                            ===========     ============          ==========           =========
Year ended December 31, 1993                $  1,539          $ 1,120             $  1,059             $ 1,600
                                            ===========     ============          ==========           =========

                                            Balance at
                                            beginning        Additions and       Charges against        Balance at
Deferred tax asset valuation allowance       of year          adjustments           allowance          end of year
----------------                            -----------     ---------------     ---------------      --------------
Year ended December 29, 1995   Domestic     $    520          $     -             $      -             $   520
                                            ===========     ============          ==========           =========

                               Foreign      $  2,276          $     -             $      -             $ 2,276
                                            ===========     ============          ==========           =========

Year ended December 30, 1994   Domestic     $    560          $    (40)           $      -             $   520
                                            ===========     ============          ==========           =========

                               Foreign      $  1,802          $     474           $      -             $ 2,276
                                            ===========     ============          ==========           =========

Year ended December 31, 1993   Domestic     $    560          $       -           $      -             $   560
                                            ===========     ============          ==========           =========

                               Foreign      $  1,802          $       -           $      -             $ 1,802
                                            ===========     ============          ==========           =========


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EVANS & SUTHERLAND COMPUTER CORPORATION


March 28, 1996  By: /s/ JAMES R. OYLER
                   -------------------------
                   JAMES R. OYLER, PRESIDENT


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ STEWARD CARRELL         *    Chairman of the            March 28, 1996
    -------------------------
STEWART CARRELL                  Board of Directors


/s/ JAMES R. OYLER               Director and President     March 28, 1996
    --------------------------
    JAMES R. OYLER               (Chief Executive Officer)


/s/ JOHN T. LEMLEY               Vice President and Chief   March 28, 1996
    --------------------------
    JOHN T. LEMLEY               Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)

/s/ HENRY N. CHRISTIANSEN    *   Director                   March 28, 1996
    --------------------------
    HENRY N. CHRISTIANSEN


/s/ PETER O. CRISP           *   Director                   March 28, 1996
    --------------------------
    PETER O. CRISP


/s/ IVAN E. SUTHERLAND       *   Director                   March 28, 1996
    --------------------------
    IVAN E. SUTHERLAND


/s/ JOHN E. WARNOCK          *   Director                   March 28, 1996
    --------------------------
    JOHN E. WARNOCK



By: /s/ GARY E. MEREDITH     *                              March 28, 1996
    --------------------------
    GARY E. MEREDITH
    Attorney-in-Fact