Form 10-K/A
period 1995-12-29
EVANS & SUTHERLAND COMPUTER CORP
filed 1996-04-04
CIK 276283

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
(Mark One)
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


EVANS & SUTHERLAND COMPUTER CORPORATION


April 4, 1996  By: /s/ JAMES R. OYLER
                   -------------------------
                   JAMES R. OYLER, PRESIDENT


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ STEWARD CARRELL         *    Chairman of the            April 4, 1996
    -------------------------
STEWART CARRELL                  Board of Directors


/s/ JAMES R. OYLER               Director and President     April 4, 1996
    --------------------------
    JAMES R. OYLER               (Chief Executive Officer)


/s/ JOHN T. LEMLEY               Vice President and Chief   April 4, 1996
    --------------------------
    JOHN T. LEMLEY               Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)

/s/ HENRY N. CHRISTIANSEN    *   Director                   April 4, 1996
    --------------------------
    HENRY N. CHRISTIANSEN


/s/ PETER O. CRISP           *   Director                   April 4, 1996
    --------------------------
    PETER O. CRISP


/s/ IVAN E. SUTHERLAND       *   Director                   April 4, 1996
    --------------------------
    IVAN E. SUTHERLAND


/s/ JOHN E. WARNOCK          *   Director                   April 4, 1996
    --------------------------
    JOHN E. WARNOCK



By: /s/ GARY E. MEREDITH     *                              April 4, 1996
    --------------------------
    GARY E. MEREDITH
    Attorney-in-Fact

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

                                   EXHIBITS

                                    TO THE

                          ANNUAL REPORT OF FORM 10-K

                                    FOR THE

                      FISCAL YEAR ENDED DECEMBER 29, 1995

                                      OF

                    EVANS & SUTHERLAND COMPUTER CORPORATION