Form 10-K/A
period 1995-12-29
EVANS & SUTHERLAND COMPUTER CORP
filed 1996-04-22
CIK 276283

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


EVANS & SUTHERLAND COMPUTER CORPORATION


April 22, 1996  By: /s/ JAMES R. OYLER
                   -------------------------
                   JAMES R. OYLER, PRESIDENT


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ STEWART CARRELL         *    Chairman of the            April 22, 1996
    -------------------------
    STEWART CARRELL              Board of Directors


/s/ JAMES R. OYLER               Director and President     April 22, 1996
    --------------------------
    JAMES R. OYLER               (Chief Executive Officer)


/s/ JOHN T. LEMLEY               Vice President and Chief   April 22, 1996
    --------------------------
    JOHN T. LEMLEY               Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)

/s/ HENRY N. CHRISTIANSEN    *   Director                   April 22, 1996
    --------------------------
    HENRY N. CHRISTIANSEN


/s/ PETER O. CRISP           *   Director                   April 22, 1996
    --------------------------
    PETER O. CRISP


/s/ IVAN E. SUTHERLAND       *   Director                   April 22, 1996
    --------------------------
    IVAN E. SUTHERLAND


/s/ JOHN E. WARNOCK          *   Director                   April 22, 1996
    --------------------------
    JOHN E. WARNOCK



By: /s/ GARY E. MEREDITH     *                              April 22, 1996
    --------------------------
    GARY E. MEREDITH
    Attorney-in-Fact