Form 10-Q
period 1996-03-29
EVANS & SUTHERLAND COMPUTER CORP
filed 1996-05-13
CIK 276283

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -----------------------------

                                   FORM 10-Q

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1996 OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


                         COMMISSION FILE NUMBER 0-8771



                    EVANS & SUTHERLAND COMPUTER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    UTAH                              87-0278175
       (STATE OR OTHER JURISDICTION OF            (I.R.S.  EMPLOYER
       INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)


    600 KOMAS DRIVE, SALT LAKE CITY, UTAH              84108
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (801) 588-1000


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X    NO
                                        ---  -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                CLASS                   OUTSTANDING SHARES AT MAY 3, 1996
                -----                   ---------------------------------

   COMMON STOCK, $0.20 PAR VALUE                     8,929,824

                                   FORM 10-Q

                    EVANS & SUTHERLAND COMPUTER CORPORATION

                          QUARTER ENDED MARCH 29, 1996



                                                                        PAGE NO.

                            TABLE OF CONTENTS                              2




                         PART I - FINANCIAL INFORMATION


GENERAL STATEMENT                                                          3


ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF EARNINGS - THREE MONTHS ENDED
           MARCH 29, 1996 AND MARCH 31, 1995                               4

         CONSOLIDATED BALANCE SHEETS - MARCH 29, 1996 AND
           DECEMBER 29, 1995                                             5-6

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - THREE
           MONTHS ENDED MARCH 29, 1996 AND MARCH 31, 1995                  7

         NOTES TO FINANCIAL STATEMENTS                                     8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  9-11



                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 12


SIGNATURE PAGE                                                            13

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

THE RESULTS OF OPERATIONS FOR ANY INTERIM PERIOD ARE NOT NECESSARILY INDICATIVE OF RESULTS FOR A FULL YEAR. THESE CONDENSED FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 29, 1995 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                              THREE MONTHS ENDED
                       MARCH 29,1996 AND MARCH 31, 1996
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                  THREE MONTHS ENDED
                                                                      (UNAUDITED)
                                                               -------------------------
                                                               MARCH 29,       MARCH 31,
                                                                 1996            1996
                                                               ---------       ---------

NET SALES                                                      $  26,686       $  19,286

COST OF SALES                                                     14,192           8,522
                                                               ---------       ---------
  GROSS PROFIT                                                    12,494          10,764

EXPENSES:

 MARKETING, GENERAL AND AMINISTRATIVE                              6,684           7,938

 RESEARCH AND DEVELOPMENT                                          5,319           6,208
                                                               ---------       ---------
  TOTAL EXPENSES                                                  12,003          14,146

  OPERATING PROFIT (LOSS)                                            491          (3,382)

OTHER INCOME                                                         726           4,339
                                                               ---------       ---------
  EARNINGS BEFORE INCOME TAXES                                     1,217             957

INCOME TAX EXPENSE                                                   462             359
                                                               ---------       ---------
  NET EARNINGS                                                 $     755       $     598
                                                               =========       =========

EARNINGS PER SHARE (NOTE 2)                                    $    0.08       $    0.07



NUMBER OF SHARES USED IN EARNINGS PER SHARE CALCULATION            9,032           8,563


                    EVANS & SUTHERLAND COMPUER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 29, 1996 AND DECEMBER 29, 1995
                          (U.S. DOLLARS IN THOUSANDS)




                                                                    MARCH 29,                 DECEMBER 29,
                                                                      1996                        1995
ASSETS                                                             (UNAUDITED)                  (AUDITED)
- ---------                                                       -----------------            ---------------

CURRENT ASSTETS:
  CASH AND CASH EQUIVALENTS                                           $  2,465                      $  5,023
  MARKETABLE SECURITIES                                                 73,170                        86,718
  RECEIVABLES:
   TRADE ACCOUNTS, LOSS ALLOWANCE FOR
    DOUBTFUL RECEIVABLES OF $ 208 IN
    1996 AND $172 IN 1995                                               22,084                        25,625
   INTEREST:                                                             1,318                         1,201
   EMPLOYEES AND OTHER                                                     364                           295
                                                                      --------                      --------
     TOTAL RECEIVABLES                                                  23,766                        27,121

  INVENTORIES, NET (NOTE1)                                              22,164                        18,981
  COSTS AND ESTIMATED EARNINGS IN EXCESS OF
   BILLINGS ON UNCOMPLETED CONTRACTS                                    19,793                        15,052
  DEFERRED INCOME TAX                                                    6,508                         6,645
  PREPAID EXPENSES AND DEPOSITS                                          3,661                         1,464
                                                                      --------                      --------
    TOTAL CURRENT ASSETS                                               151,527                       161,004
                                                                      --------                      --------
PROPERTY, PLANT AND EQUIPMENT, AT COST                                 107,850                       106,147
  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                        67,394                        65,292
                                                                      --------                      --------
    NET PROPERTY, PLANT, AND EQUIPMENT                                  40,456                        40,855

INVESTMENT SECURITIES                                                    6,240                         7,437

OTHER ASSETS, AT COST, LESS
 ACCUMULATED AMORTIZATION                                                2,717                         1,706
                                                                      --------                      --------
    TOTAL ASSETS                                                      $200,940                      $211,002
                                                                      ========                      ========

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 29, 1996 AND DECEMBER 29, 1995
                          (U.S. DOLLARS IN THOUSANDS)



                                                                         MARCH 29,                 DECEMBER 29,
                                                                           1996                        1995
LIABILITIES AND STOCKHOLDERS' EQUITY                                    (UNAUDITED)                  (AUDITED)
- -------------------------------------                               -----------------            ----------------

CURRENT LIABILITIES
  NOTES PAYABLE TO BANKS                                                 $    4,711                  $    3,773
  ACCOUNTS PAYABLE                                                            2,070                       2,804
  ACCURUED EXPENSES                                                          16,014                      14,849
  CUSTOMER DEPOSITS                                                           2,551                       5,436
  INCOME TAXES PAYABLE                                                          616                      10,676
  BILLINGS IN EXCESS OF COST AND ESTIMATED EARNINGS ON
   UNCOMPLETED CONTRACTS                                                      6,016                       5,055
                                                                          -------------               ------------
    TOTAL CURRENT LIABILITIES                                                31,978                      42,593

LONG-TERM DEBT                                                               18,258                      18,015
DEFERRED INCOME TAXES                                                         1,221                       1,903


STOCKHOLDERS' EQUITY:
  COMMON STOCK, $.20 PER VALUE; AUTHORIZED
   30,000,000 SHARES; ISSUED AND OUTSTANDING
   8,896,459 SHARES AT MARCH 29, 1996 AND
   8,715,320 SHARES AT DECEMBER 29, 1995                                      1,779                       1,743
  ADDITIONAL PAID-IN CAPITAL                                                  5,649                       5,112
  RETAINED EARNINGS                                                         141,433                     140,062
  NET UNREALIZED GAIN ON MARKETABLE SECURITIES                                  639                       1,694
  CUMULATIVE TRANSLATION ADJUSTMENT                                             (17)                       (120)
                                                                          -------------               ------------
    TOTAL STOCKHOLDERS' EQUITY                                              149,483                     148,491
                                                                          -------------               ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $200,940                    $211,002
                                                                          =============               ============

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              THREE MONTHS ENDED
                       MARCH 29, 1996 AND MARCH 31, 1995
                          (U.S. DOLLARS IN THOUSANDS)

                                                       THREE MONTHS ENDED
                                                           (UNAUDITED)
                                                  -----------------------------
                                                  MARCH 29,           MARCH 31,
                                                    1996                1995
                                                  --------            --------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                       $(15,606)           $(1,027)
CASH FLOWS FROM INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                              (1,857)            (1,390)
  PURCHASE OF MARKETABLE SECURITIES                (30,357)                 -
  PROCEEDS FROM SALE OF MARKETABLE SECURITIES       43,353              8,519
                                                  --------            -------
    NET CASH PROVIDED BY INVESTING ACTIVITIES       11,139              7,129

CASH FLOWS FROM FINANCING ACTIVITIES:
  NET PROCEEDS FROM ISSUANCE OF COMMON STOCK           573                687
  NET BORROWINGS UNDER THE LINE OF CREDIT
   AGREEMENTS                                        1,043                930
  OTHER                                                243
                                                  --------            -------
    NET CASH PROVIDED BY FINANCING ACTIVITIES        1,859              1,617
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH         51                 69
                                                  --------            -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                        (2,557)             7,788
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       5,023             25,213
                                                  --------            -------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 2,466            $33,001
                                                  ========            =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  CASH PAID DURING THE PERIOD FOR:
    INTEREST                                       $   609            $   626
    INCOME TAXES                                   $10,292            $    38


                    EVANS & SUTHERLAND COMPUTER CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                            (Dollars in Thousands)

(1) INVENTORIES ARE SUMMARIZED AS FOLLOWS:


                                               MARCH 29,         DECEMBER 29,
                                                 1996                1995
                                              (UNAUDITED)         (AUDITED)
                                             ------------        ------------
RAW MATERIALS AND SUPPLIES                       $ 7,817             $ 7,404
WORK-IN-PROCESS                                   12,244               8,983
FINISHED GOODS                                     2,103               2,594
                                                 -------             -------
                                                 $22,164             $18,981
                                                 =======             =======

(2) EARNINGS PER SHARE:

PRIOR TO JANUARY 1, 1996, THE COMPANY HAS NOT INCLUDED COMMON STOCK EQUIVALENTS IN ITS EARNING PER SHARE CALCULATION AS THE IMPACT WAS IMMATERIAL. BEGINNING JANUARY 1, 1996 THE COMPANY HAS INCLUDED SUCH ITEMS.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (U.S. DOLLARS IN THOUSANDS)

THE FOLLOWING TABLE SUMMARIZES CHANGES IN OPERATIONS FOR THE PERIODS INDICATED AND PRESENTS THE PERCENTAGE OF INCREASE (DECREASE) BY LISTED ITEMS COMPARED TO THE INDICATED PRIOR PERIOD:

                                                             (UNAUDITED)

                                                              QUARTERS
                                                        ENDED MARCH 31, 1996
                                                         AND MARCH 31, 1995
                                                     --------------------------
NET SALES                                                $ 7,400       38.4%
COST OF SALES                                              5,670       66.5%
                                                         -------     -------
  GROSS PROFIT                                             1,730       16.1%
EXPENSES:
  MARKETING, GENERAL AND ADMINISTRATIVE                   (1,254)     (15.8%)
  RESEARCH AND DEVELOPMENT                                  (889)     (14.3%)
                                                         -------     -------
    TOTAL EXPENSES                                        (2,143)     (15.1%)
    OPERATING PROFIT                                       3,873      114.5%
OTHER INCOME (EXPENSE), NET                               (3,613)     (83.3%)
                                                         -------     -------
    EARNINGS BEFORE INCOME TAXES                             260      (27.2%)
INCOME TAX EXPENSE                                           103       28.7%
                                                         -------     -------
    NET EARNINGS                                         $   157       26.3%
                                                         =======     =======

RESULTS OF OPERATIONS
- ---------------------

SALES
- -----

SALES FOR THE FIRST THREE MONTHS OF 1996 WERE 38% GREATER THAN THOSE OF THE CORRESPONDING 1995 PERIOD DUE TO INCREASED VOLUME.

GOVERNMENT SIMULATION SALES, WHICH REPRESENT 78% OF TOTAL SALES FOR THE QUARTER, ARE 43% HIGHER FOR THE FIRST QUARTER 1996 AS COMPARED TO THE RESPECTIVE QUARTER 1995. THIS INCREASE REFLECTS THE STRONG ACTIVITY DURING 1995 WHERE ORDERS WERE UP 22% FROM THE PREVIOUS YEAR AND BACKLOG STOOD AT RECORD LEVELS. ORDERS CONTINUE TO BE STRONG DURING THE FIRST QUARTER OF 1996 AS ANTICIPATED.

SALES IN THE COMPANY'S GRAPHICS SYSTEMS PRODUCT LINE ARE LOWER THAN IN THE PREVIOUS YEAR DUE TO THE DIVESTITURE OF CDRS IN APRIL, 1995, BUT THE COMPANY CONTINUES TO SUPPLY GRAPHICS ACCELERATORS AND SOFTWARE PRODUCTS TO ITS OEM CUSTOMERS.

COMMERCIAL SIMULATION SALES FOR THE RESPECTIVE QUARTERS ARE HIGHER IN 1996 OVER 1995. THE INCREASED ACTIVITY IN THIS SECTOR REFLECTS THE GRADUAL IMPROVEMENT IN THE COMMERCIAL SIMULATION MARKET AND THE MARKET'S REACTION TO THE COMPANY'S APPROACH TO SUPPLYING A COMPLETE SYSTEM RATHER THAN COMPONENTS.

EDUCATION AND ENTERTAINMENT SALES DURING THE QUARTER ARE UP OVER THE FIRST QUARTER OF 1995. SHIPMENTS OF THE COMPANY'S DIGISTAR II PLANETARIUM SYSTEM CONTINUES TO BE STRONG AND ACCOUNTS FOR THE MAJORITY OF THIS PRODUCT LINE REVENUE.


COST OF SALES
- -------------

COST OF SALES, AS A PERCENTAGE OF SALES, AVERAGED 53% FOR THE THREE MONTHS OF 1996. THIS RATE IS BELOW THE ANNUAL RATE OF 55% FOR 1995, BUT ABOVE THE RATE OF
44% FOR THE FIRST QUARTER OF 1995.   THE LOW RATE IN 1995 FOR THE FIRST QUARTER
WAS DUE TO ONE-TIME ADJUSTMENTS IN LONG-TERM CONTRACTS ATTRIBUTED TO THE COMPANY'S RESTRUCTURING ACTIVITIES IN JANUARY OF 1995 WHICH SIGNIFICANTLY REDUCED EXPENSES.

EXPENSES
- --------

TOTAL EXPENSES FOR THE THREE MONTHS OF 1996 DECREASED $2,143,000 (15%) BELOW THE CORRESPONDING 1995 FIRST QUARTER. FROM AN ONGOING BUSINESS VIEWPOINT (EXCLUDING EXPENSES OF THE DESIGN SOFTWARE BUSINESS WHICH WAS SOLD DURING THE SECOND QUARTER OF 1995), TOTAL EXPENSES FOR THE QUARTER ARE JUST $77,000 ABOVE THE FIRST QUARTER 1995 AND ARE IN LINE WITH EFFORTS MADE IN RESTRUCTURING THE COMPANY IN EARLY 1995.

   MARKETING, GENERAL, AND ADMINISTRATIVE: MARKETING, GENERAL, AND ADMINISTRATIVE EXPENSE, EXCLUDING THE DESIGN SOFTWARE BUSINESS, INCREASED $271,000 IN 1996 AS COMPARED WITH THE FIRST QUARTER OF 1995. AS A PERCENTAGE OF SALES, FIRST QUARTER 1996 EXPENSES ARE 25% AS COMPARED WITH 41% FOR THE FIRST QUARTER 1995.

   RESEARCH AND DEVELOPMENT: RESESARCH AND DEVELOPMENT DECREASED $898,000 IN 1996 AND WAS 20% AS A PERCENTAGE OF SALES, COMPARED TO 32% IN 1995. EXCLUDING THE FIRST QUARTER 1995 DESIGN SOFTWARE RESEARCH AND DEVELOPMENT EXPENSES, THE FIRST QUARTER 1996 EXPENSES ARE $194,000 LOWER THAN THE FIRST QUARTER 1995.


OTHER INCOME (EXPENSE), NET
- ---------------------------

OTHER INCOME IS DOWN FOR THE FIRST QUARTER 1996 AS COMPARED TO THE FIRST QUARTER OF 1995 BY $3,613,000. MOST OF THE DIFFERENCE IS DUE TO THE FACT THAT IN 1996 THERE WERE NO SALES OF INVESTMENT SECURITIES WHEREAS IN 1995 THERE WAS A PRE-TAX GAIN OF $3,942,000 FROM THE SALE OF INVESTMENT SECURITIES. THIS WAS PARTIALLY OFFSET BY NET INTEREST INCOME WHICH WAS HIGHER FOR THE FIRST QUARTER OF 1996 COMPARED TO 1995 BY $430,000. THIS INCREASE WAS DUE TO HIGHER AMOUNTS OF INTEREST EARNING MARKETABLE SECURITIES HELD DURING THE FIRST QUARTER OF 1996 COMPARED TO THE FIRST QUARTER OF 1995. CURRENCY TRANSACTIONS AND OTHER MISCELLANEOUS ITEMS ACCOUNTED FOR THE REST OF THE DIFFERENCES BETWEEN THE RESPECTIVE QUARTERS.

INCOME TAXES
- ------------

AN ESTIMATED BOOK TAX RATE OF 38% WAS UTILIZED FOR INCOME TAX TRANSACTIONS IN THE FIRST QUARTER OF 1996 AND FOR 1995.

LIQUIDITY & CAPITAL COMMITMENTS
- -------------------------------

FUNDS TO SUPPORT THE COMPANY'S OPERATIONS COME MAINLY FROM PROCEEDS FROM THE SALE OF TEMPORARY CASH INVESTMENTS, BORROWINGS UNDER LINE OF CREDIT AGREEMENTS, AND PROCEEDS FROM EMPLOYEE STOCK PURCHASE AND OPTION PLANS.

IN THE LATTER PART OF 1995, THE COMPANY BEGAN TO INVEST SHORT-TERM FUNDS INTO OTHER INSTRUMENTS SUCH AS STATE AND MUNICIPAL SECURITIES, CORPORATE DEBT SECURITIES AND MORTGAGE-BACKED SECURITIES. PREVIOUSLY, SHORT-TERM FUNDS HAD BEEN IN U.S. TREASURY OBLIGATIONS ONLY. ALTHOUGH THE COMPANY CONTINUES TO BE HEAVILY INVESTED IN U.S.TREASURY OBLIGATIONS, THE EXPANSION INTO OTHER MARKETABLE SECURITIES HAS IMPROVED THE RETURN ON SHORT-TERM FUNDS.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES DECREASED $16,106,000 TO $75,635,000 DURING THE FIRST QUARTER OF 1996 PRINCIPALLY BECAUSE OF THE NEED TO FUND 1995 FEDERAL TAX PAYMENTS. THE VALUE OF COMPANY-OWNED INVESTMENT SECURITIES DECLINED $1,197,000 TO $6,240,000 DURING THE QUARTER.


TERABIT
- -------

ON MARCH 20, 1996, THE COMPANY ISSUED SHARES OF ITS COMMON STOCK FOR ALL OF THE ASSETS OF TERABIT COMPUTER SPECIALITY COMPANY, INC. (TERABIT). THE TRANSACTION HAS BEEN TREATED AS A POOLING OF INTERESTS, BUT AS IT WAS IMMATERIAL, THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS HAVE NOT BEEN RESTATED TO INCLUDE THE ACCOUNTS AND OPERATIONS OF TERABIT FOR ALL PERIODS PRIOR TO THE MERGER. WITH THE ADDITION OF TERABIT, THE COMPANY CREATED A FIFTH BUSINESS UNIT, THE DISPLAY SYSTEMS UNIT, TO INCORPORATE TERABIT PLUS SEVERAL RELATED COMPANY PROJECTS.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------


     (B) THERE WERE NO REPORTS ON FORM 8-K FILED FOR THE THREE-MONTH PERIOD ENDED MARCH 29, 1996.



                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                    EVANS & SUTHERLAND COMPUTER CORPORATION



                                   SIGNATURES



          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                     EVANS & SUTHERLAND COMPUTER CORPORATION
                                     ---------------------------------------
                                     REGISTRANT



DATE  MAY 9, 1996                           /s/
      -----------                    -----------------------------------------
                                            JOHN T. LEMLEY, VICE PRESIDENT
                                              AND CHIEF FINANCIAL OFFICER