Form 10-Q
period 1996-06-28
EVANS & SUTHERLAND COMPUTER CORP
filed 1996-08-08
CIK 276283

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                          ---------------------------
                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 28, 1996 or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the Transition Period from ________ to ________


                         COMMISSION FILE NUMBER 0-8771

                       ---------------------------------

                    EVANS & SUTHERLAND COMPUTER CORPORATION
            (Exact name of registrant as specified in its charter)


                     UTAH                             87-0278175
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)          Identification No.)


  600 KOMAS DRIVE, SALT LAKE CITY, UTAH                 84108
Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (801) 588-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_________________ No___________________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                     Outstanding Shares at July 31, 1996
- ------------------------------------      -----------------------------------
   COMMON STOCK, $0.20 PAR VALUE                        9,012,484

                                   FORM 10-Q

                    EVANS & SUTHERLAND COMPUTER CORPORATION

                          QUARTER ENDED JUNE 28, 1996


                                                                       Page No.

                             TABLE OF CONTENTS                            2


                        PART I - FINANCIAL INFORMATION

GENERAL STATEMENT                                                         3


ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Statements of Earnings - Three Months
           Ended June 28, 1996 and June 30, 1995                          4

          Consolidated Balance Sheets - June 28, 1996 and
           December 29, 1995                                            5-6

          Consolidated Condensed Statements of Cash Flows -
           Three Months Ended June 28, 1996 and June 30, 1995             7

          Notes to Financial Statements                                   8


ITEM 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations                9-11



                          PART II - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K                               12


Signature Page                                                           13

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

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                       Three Months and Six Months Ended
                        June 28, 1996 and June 30, 1995
                    (In thousands except per share amounts)




                                                                    Three Months Ended               Six Months Ended
                                                                       (Unaudited)                     (Unaudited)
                                                            ------------------------------    -----------------------------

                                                               June 28,         June 30,         June 28,         June 30,
                                                                 1996             1995             1996             1995
                                                            -------------     ------------    -------------    ------------
Net sales                                                     $ 30,907         $ 25,081         $ 57,594         $ 44,367

Cost of sales                                                   16,192           18,378           30,385           26,900
                                                            -------------     ------------    -------------    ------------
  Gross profit                                                  14,715            6,703           27,209           17,467

Expenses:

 Marketing, general and administrative                           7,880            7,260           14,561           15,198

 Research and development                                        5,499            4,711           10,819           10,919
                                                            -------------     ------------    -------------    ------------
  Total expenses                                                13,379           11,971           25,380           26,117

 Gain from sale of business unit                                     -           20,188                -           20,188
                                                            -------------     ------------    -------------    ------------

  Operating profit                                               1,336           14,920            1,829           11,538

Other income                                                     1,072            4,282            1,798            8,621
                                                            -------------     ------------    -------------    ------------
  Earnings before income
    and extraordinary gain                                       2,408           19,202            3,627           20,159

Income tax expense                                                 915            8,108            1,377            8,467
                                                            -------------     ------------    -------------    ------------
  Earnings before extraordinary gain                             1,493           11,094            2,250           11,692

Extraordinary gain from repurchase of
 convertible debentures, net of income taxes                         -              200                -              200
                                                            -------------     ------------    -------------    ------------
  Net earnings                                                $  1,493         $ 11,294         $  2,250         $ 11,892
                                                            =============     ============    =============    ============

Earnings per share: (note 1)
  Before extraordinary gain                                   $   0.16         $   1.29         $   0.25         $   1.36
  Extraordinary gain from repurchase of
    convertible debentures:                                          -             0.02                -             0.02
                                                            -------------     ------------    -------------    ------------
    Total earnings per share                                  $   0.16         $   1.31         $   0.25         $   1.38
                                                            =============     ============    =============    ============
Number of shares used in earnings
  per share calculation                                          9,328            8,632            9,180            8,597


                    EVANS & SUTHERLAND COMPUTER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      June 28, 1996 and December 29, 1995
                          (U.S. Dollars in Thousands)




                                                   June 28,      December 29,
                                                     1996           1995
Assets                                           (Unaudited)      (Audited)
                                                -------------   --------------
Current assets:
   Cash and cash equivalents                      $     376       $   5,023
   Marketable securities                             72,441          86,718
   Receivables:
    Trade accounts, less allowance for
      doubtful receivables of $220 in
      1996 and $172 in 1995                          21,925          25,625
    Interest                                          1,167           1,201
    Employees and other                                 784             295
                                                -------------   --------------
      Total receivables                              23,876          27,121

   Inventories, net (note 2)                         22,126          18,981
   Costs and estimated earnings in excess
    of billings on uncompleted contracts             25,615          15,052
   Deferred income tax                                6,627           6,645
   Prepaid expenses and deposits                      2,760           1,464
                                                -------------   --------------
      Total current assets                          153,821         161,004
                                                -------------   --------------

Property, plant, and equipment, at cost             110,442         106,147
   Less accumulated depreciation and
    amortization                                     68,851          65,292
                                                -------------   --------------

      Net property, plant, and equipment             41,591          40,855

Investment securities                                 7,887           7,437

Other assets, at cost, less
   accumulated amortization                           2,611           1,706
                                                -------------   --------------
      Total assets                                $ 205,910       $ 211,002
                                                =============   ==============

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      June 28, 1996 and December 29, 1995
                          (U.S. Dollars in Thousands)

                                                         June 28,                   December 29,
                                                           1996                         1995
Liabilities and Stockholders' Equity                    (Unaudited)                  (Audited)
- ------------------------------------                 ----------------            -----------------
Current liabilities:
 Notes payable to banks                                 $    4,876                    $    3,773
 Accounts payable                                            3,740                         2,804
 Accrued expenses                                           15,560                        14,849
 Customer deposits                                           4,514                         5,436
 Income taxes payable                                        1,300                        10,676
 Billings in excess of cost and estimated earnings on
   uncompleted contracts                                     4,035                         5,055
                                                     ----------------            -----------------

       Total current liabilities                            34,025                        42,593


Long-term debt                                              18,015                        18,015
Deferred income taxes                                        1,345                         1,903


Stockholders' equity:
 Common stock,  $.20 par value; authorized
   30,000,000 shares; issued and outstanding
   9,007,832 shares at June 28, 1996 and
   8,715,320 shares at December 29, 1995                     1,802                         1,743
 Additional paid-in capital                                  7,181                         5,112
 Retained earnings                                         142,927                       140,062
 Net unrealized gain on marketable securities                  559                         1,694
 Cumulative translation adjustment                              56                          (120)
                                                     ----------------            -----------------
       Total stockholders' equity                          152,525                       148,491
                                                     ----------------            -----------------

       Total liabilities and stockholders' equity       $  205,910                    $  211,002
                                                     ================            =================

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               Six Months Ended
                        June 28, 1996 and June 30, 1995
                          (U.S. Dollars in Thousands)




                                                                              Six Months Ended
                                                                                 (Unaudited)
                                                                   -------------------------------------

                                                                    June 28,                   June 30,
                                                                      1996                       1995
                                                                   -----------               -----------
Net cash provided by (used in) operating activities                 $ (15,443)                $ 33,931
Cash flows from investing activities:
    Capital expenditures                                               (5,135)                  (4,368)
    Proceeds from sale of marketable equity securities                    432                    7,930
    Net sales (purchases) of short-term investments                    13,390                  (25,480)
    Investment in other long-term assets                               (1,450)                       -
    Other                                                                   -                        -
                                                                   -----------               -----------
        Net cash provided by (used in) investing activities             7,237                  (21,918)

Cash flows from financing activities:
    Payments for repurchase of convertible debentures                       -                   (1,159)
    Net proceeds from issuance of common stock                          2,126                      934
    Net borrowings under line of credit agreement                       1,340                    3,812
    Other                                                                   -                        -
                                                                   ----------                -----------
        Net cash provided by financing activities                       3,466                    3,587

Effect of foreign exchange rate changes on cash                            93                     (558)
                                                                   -----------               -----------
Net increase (decrease) in cash and cash equivalents                   (4,647)                  15,042
Cash and cash equivalents at beginning of year                          5,023                   25,213
                                                                   -----------               -----------
    Cash and cash equivalents at end of period                      $     376                 $ 40,255
                                                                   ===========               ===========


Supplemental disclosures of cash flow information
    Cash paid during the period for:
        Interest                                                    $     677                 $    626
        Income taxes                                                $  10,394                 $     86

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                            (Dollars in Thousands)




(1)  Earnings per share:

Prior to January 1, 1996, the Company has not included common stock equivalents in its earning per share calculation as the impact was immaterial. Beginning January 1, 1996 the Company has included such items.


(2)  Inventories are summarized as follows:

                                    June 28,         December 29,
                                      1996               1995
                                   (Unaudited)         (Audited)
                                   -----------       ------------
Raw materials and supplies         $     8,173       $      7,404
Work-in-process                         12,397              8,983
Finished Goods                           1,556              2,594
                                   -----------       ------------
                                   $    22,126       $     18,981
                                   ===========       ============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (U.S. Dollars in Thousands)


The following table summarizes changes in operations for the periods indicated and presents the percentage of increase (decrease) by listed items compared to the indicated prior period:

                                                           (Unaudited)                        (Unaudited)

                                                             Quarters                          Six Months
                                                       Ended June 28, 1996                Ended June 28, 1996
                                                        And June 30, 1995                  And June 30, 1995
                                                     ----------------------             -----------------------
Net sales                                            $  5,826         23.2%             $  13,227         29.8%

Cost of sales                                          (2,186)       (11.9%)                3,485         13.0%
                                                     ---------                          ----------
       Gross profit                                     8,012        119.5%                 9,742         55.8%

Expenses:

   Marketing, general and administrative                  620          8.5%                  (637)        (4.2%)

   Research and development                               788         16.7%                  (100)        (0.9%)
                                                     ---------                          ----------
      Total expenses                                    1,408         11.8%                  (737)        (2.8%)

   Gain from sale of business unit                    (20,188)      (100.0%)              (20,188)      (100.0%)
                                                     ---------                            --------
      Operating earnings                              (13,584)       (91.0%)               (9,709)       (84.1%)

Other income (expense), net                            (3,210)       (75.0%)               (6,823)       (79.1%)
                                                     ---------                          ----------
      Earnings before income taxes
         and extraordinary gain                       (16,794)       (87.5%)              (16,532)       (82.0%)

Income tax expense                                     (7,193)       (88.7%)               (7,090)       (83.7%)
                                                     ---------                          ----------
      Earnings before extraordinary gain               (9,601)       (86.5%)               (9,442)       (80.8%)

Extraordinary gain from repurchase of
      convertible debentures, net of income taxes        (200)       (100.%)                 (200)       (100.%)
                                                     ---------                          ----------
      Net earnings                                   $( 9,801)       (86.8%)              $(9,642)       (81.1%)
                                                     =========                          ==========

RESULTS OF OPERATIONS
- ---------------------

SALES
- -----

Sales for the quarter ended June 28, 1996 were $30,907,000, an increase of 23.2% over the respective quarter for 1995. For the six month period ended June 28, 1996, sales increased $13,227,000, or 29.8%, over the same period of 1995. Orders for the first half of 1996 are $84.7 million. This represents a 70% increase over the same reporting period in 1995.

Government Simulation sales make up the largest share of the Company's sales. The second quarter showed this business group with a 38% increase over the second quarter of 1995. This increase reflects the strong activity during 1995 where orders were up 22% from the previous year and backlog stood at record levels. Orders continue to be strong during the first half of 1996 as anticipated.

In the Graphics Systems product line, sales are disappointing and are 21% lower than the second quarter of 1995. Future growth will come with new product offerings expected later this year with deliveries in the first and second quarters of 1997.

The Commercial Simulation business continues to show improvement. Sales for the quarter were up 69% over the previous year's second quarter. Recently announced contract awards for simulators to United and Sabena Airlines demonstrates the success the Company is having with its new marketing strategy and the improvement that is taking place in the commercial simulation market place.

Education and Entertainment sales are lower for the second quarter 1996 as compared with 1995, but are expected to have increases on a comparative annual basis. The timing of installations on the Company's Digistar II product has created quarterly revenue variations for 1996.

The Display Systems business began with the acquisition of Terabit Computer Speciality Company, Inc. in March of this year. Assimilation into the Company's organization has proceeded smoothly. Sales are low, but new orders are running 70% greater than expected and will result in the expected revenues for the year during the next two quarters.

COST OF SALES
- -------------

Cost of sales, as a percentage of sales, averaged 52% for the second quarter of 1996. This is in line with the first quarter of 1996 or 53% and the annual rate of 55% for 1995. The second quarter rate in 1995 was much higher at 73% due to one-time charges of $3,550,000 for inventory writedown provisions and possible contract dispute provisions. Excluding the one-time charges in 1995, the second quarter rate for 1996 is 6% better than 1995 due to high margin large quantity shipments of the Company's ESIG 3000 image generators.

OPERATING PROFIT
- ----------------

In April, 1995, the Company completed the sale of its CDRS business to Parametric Technology Corporation (PTC). This sale resulted in a gain of $20,188,000. By excluding this gain from 1995 results and comparing operating profits from on-going business units, the period ending June 28, 1996 would have a 125% improvement over the same period in 1995.

EXPENSES
- --------

Total expenses for the second quarter of 1996 increased $1,408,000 (12%) above the corresponding 1995 second quarter.

   Marketing, General, and Administrative: Marketing, general, and administrative expense increased $620,000 (9%) in 1996 as compared with the second quarter of 1995.

   Research and Development: Research and development increased $788,000 (17%) in 1996 as compared with the second quarter of 1995.

Although absolute second quarter expenses are higher than the previous year's expenses, as a percentage of sales, both categories of expenses are lower in 1996 as compared with 1995. Marketing, general and administrative expenses as a percentage of sales are 25% in 1996 versus 29% in 1995 for the second quarter. Research and development are 18% and 19%, as a percentage of sales for the respective 1996 and 1995 quarters. Expenses for 1996 are in line with the Company's operating plan.

For the six month period ended June 28, 1996, total expenses are running 3% below the level of expenses for the same period in 1995.


OTHER INCOME (EXPENSE), NET
- ---------------------------

Other income is down for the six month period ended June 28, 1996 as compared to the same period in 1995 by $6,823,000. Most of the difference is due to the fact that in 1996 there were only $428,000 pre-tax sales of investment securities, whereas in 1995 there were pre-tax sales of $7,263,000. Currency transactions, net interest income and expense, and other miscellaneous items accounted for the rest of the differences between the respective six month periods.

INCOME TAXES
- ------------

The Company's combined federal, state and foreign effective income tax rate was 38% for first six months of 1996. The tax rate for the same period in 1995 was 42%. These rates are calculated based on an estimated annual effective tax rate applied to income before income taxes. The improvement in 1996 over 1995 is based on improved estimates for foreign taxes.

LIQUIDITY & CAPITAL COMMITMENTS
- -------------------------------

Funds to support the Company's operations come from proceeds of sales of temporary cash investments, sales of investment securities, borrowings under bank lines of credit agreements, and proceeds from employee stock purchase and option plans.

Cash and cash equivalents and marketable securities decreased $2,818,000 to $72,817,000 during the second quarter of 1996 and $18,924,000 for the six month period ended June 28, 1996. The value of investment securities has increased $450,000 to $7,887,000 during the six month period ended June 28, 1996.

                          PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------


     (a) The Company held its Annual Meeting of Stockholders on May 16, 1996. Proxies for the meeting were solicited pursuant to Regulation 14A.

     (b) The Company's Board of Directors is divided into three classes, with directors in each class serving for three-year terms. Accordingly, not all directors are elected at each Annual Meeting of Stockholders. Stewart Carrell and John E. Warnock were re-elected as Directors and other continuing Directors are: Henry N. Christiansen, Peter O. Crisp, James R. Oyler, and Ivan E. Sutherland.

     (c) The matters described below were voted on at the Annual Meeting of Stockholders, and the number of votes cast with respect to each matter and, with respect to the election of directors, for each nominee, were as indicated.

          1. To elect two directors to serve until the 1999 Annual Meeting of Shareholders.

              Nominees for Director
              ---------------------

              STEWART CARRELL
              For: 7,485,210   Against: 103,468

              JOHN E. WARNOCK
              For: 7,485,687   Against: 102,991

          2. To approve an amendment to the 1989 Stock Option Plan for Non-Employee Directors, increasing the number of shares of annual option grant awards by 5,000 shares, increasing the cumulative ceiling of option grant awards for a given director by 55,000 shares, and increasing the number of shares reserved for issuance by 150,000 shares.

              For: 4,298,495   Against: 1,969,266   Abstained: 110,003
              Unvoted: 1,210,914

          3. To approve an amendment to the Evans & Sutherland 1995 Long-Term Incentive Equity Plan to increase the number of shares issuable under such plan by 985,000 shares.

              For: 2,654,102   Against: 3,630,055   Abstained: 50,378
              Unvoted: 1,254,143

          4. To ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 27, 1996.

              For: 7,444,536   Against: 66,599      Abstained: 8,243
              Unvoted: 69,300



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------


     (b) There were no reports on Form 8-K filed for the three-month period ended June 28, 1996.

                    EVANS & SUTHERLAND COMPUTER CORPORATION



                                  SIGNATURES



          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    EVANS & SUTHERLAND COMPUTER CORPORATION
                                    ---------------------------------------
                                                  Registrant



Date  AUGUST 8, 1996                /S/
      --------------                ---------------------------------------
                                       JOHN T. LEMLEY, VICE PRESIDENT
                                         AND CHIEF FINANCIAL OFFICER