Form 10-Q
period 1996-09-27
EVANS & SUTHERLAND COMPUTER CORP
filed 1996-11-12
CIK 276283

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                         ---------------------------

                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 27, 1996 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ________ to ________


                         Commission File Number 0-8771
                ----------------------------------------------


                    Evans & Sutherland Computer Corporation
            (Exact name of registrant as specified in its charter)


              UTAH                                87-0278175
 (State or other jurisdiction of                  (I.R.S.  Employer
  incorporation or organization)                  Identification No.)


   600 Komas Drive, Salt Lake City, Utah               84108
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (801) 588-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                         ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                     Outstanding Shares at November 1, 1996
------------------------------------   --------------------------------------

   Common Stock, $0.20 par value                    9,050,556

                                   Form 10-Q

                    Evans & Sutherland Computer Corporation

                       QUARTER ENDED September 27, 1996



                                                           Page No.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Statements of Operations
          - Three Months and Nine Months Ended September
          27, 1996 and September 29, 1995                      3

         Condensed Consolidated Balance Sheets -
          September 27, 1996 and December 29, 1995             4

         Condensed Consolidated Statements of Cash Flows
          - Nine Months Ended September 27, 1996 and
          September 29, 1995                                   5

         Notes to Condensed Consolidated Financial
          Statements                                           6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   7



                          PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                      9


Signature Page                                                10


                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands except per share amounts)


                                                      Three Months Ended             Nine Months Ended
                                                    ------------------------      ------------------------
                                                    Sept. 27,      Sept. 29,      Sept. 27,      Sept. 29,
                                                       1996           1995           1996           1995
                                                    ----------   -----------      ----------   -----------
Net sales                                             $33,712        $33,662        $91,305        $78,029

Cost of sales                                          16,948         17,245         47,332         44,145
                                                    ----------   -----------      ----------   -----------
    Gross profit                                       16,764         16,417         43,973         33,884

Expenses:

  Marketing, general and administrative                 7,632          6,721         22,196         21,919

  Research and development                              4,975          4,451         15,793         15,370
                                                    ----------   -----------      ----------   -----------
    Total expenses                                     12,607         11,172         37,989         37,289

  Gain from sale of business unit                           -              -              -         20,188
                                                    ----------   -----------      ----------   -----------
    Operating earnings                                  4,157          5,245          5,984         16,783

Other income                                            1,144            959          2,942          9,580
                                                    ----------   -----------      ----------   -----------
    Earnings before income taxes
      and extraordinary gain                            5,301          6,204          8,926         26,363

Income tax expense                                      2,015          2,605          3,392         11,072
                                                    ----------   -----------      ----------   -----------
    Earnings before extraordinary gain                  3,286          3,599          5,534         15,291

Extraordinary gain from repurchase of
  convertible debentures, net of income taxes               -            111              -            311
                                                    ----------   -----------      ----------   -----------
    Net earnings                                       $3,286         $3,710         $5,534        $15,602
                                                    ==========   ===========      ==========   ===========
Earnings per share (note 1):

    Before extraordinary gain                           $0.35          $0.42          $0.60          $1.77
    Extraordinary gain from repurchase of
      convertible debentures                                -           0.01            -             0.04
                                                    ----------   -----------      ----------   -----------
       Total earnings per share                         $0.35          $0.43          $0.60          $1.81
                                                    ==========   ===========      ==========   ===========

Number of shares used in earnings
    per share calculation                               9,257          8,659          9,206          8,618

    See accompanying notes to condensed consolidated financial statements.

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands except share data)



                                                                                     September 27,          December 29,
                                                                                         1996                   1995
                                                                                     -------------          ------------
Assets                                                                                (Unaudited)
------

Current assets:
  Cash and cash equivalents                                                           $    10,016            $    5,023
  Marketable securities                                                                    55,916                86,718
  Accounts receivable, less allowance for doubtful
    receivables of $255 in 1996 and $172 in 1995                                           24,495                27,121
  Inventories, net (note 3)                                                                22,978                18,981
  Costs and estimated earnings in excess of billings on uncompleted contracts              33,639                15,052
  Deferred income taxes                                                                     6,385                 6,645
  Prepaid expenses and deposits                                                             3,326                 1,464
                                                                                     -------------          ------------
      Total current assets                                                                156,755               161,004

Property, plant, and equipment, at cost                                                   113,160               106,147
  Less accumulated depreciation and amortization                                           70,921                65,292
                                                                                     -------------          ------------
      Net property, plant, and equipment                                                   42,239                40,855

Investment securities                                                                       6,923                 7,437
Other assets, at cost, less accumulated amortization                                        2,496                 1,706
                                                                                     -------------          ------------
      Total assets                                                                    $   208,413            $  211,002
                                                                                     =============          ============

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Notes payable to banks                                                              $     5,553            $    3,773
  Accounts payable                                                                          3,495                 2,804
  Accrued expenses                                                                         16,416                14,849
  Customer deposits                                                                         5,501                 5,436
  Income taxes payable                                                                      1,649                10,676
  Billings in excess of costs and estimated earnings on uncompleted contracts               1,121                 5,055
                                                                                     -------------          ------------
      Total current liabilities                                                            33,735                42,593

Long-term debt                                                                             18,015                18,015
Deferred income taxes                                                                         850                 1,903

Stockholders' equity:
  Preferred stock, no par value; authorized 10,000,000 shares;
    no shares issued and outstanding                                                            -                     -
  Common stock,  $.20 par value; authorized 30,000,000 shares;
    issued and outstanding 9,045,495 shares at September 27,
    1996 and 8,715,320 shares at December 29, 1995                                          1,809                 1,743
  Additional paid-in capital                                                                7,696                 5,112
  Retained earnings                                                                       146,213               140,062
  Net unrealized gain on marketable securities                                                 57                 1,694
  Cumulative translation adjustment                                                            38                  (120)
                                                                                     -------------          ------------
      Total stockholders' equity                                                          155,813               148,491
                                                                                     -------------          ------------
      Total liabilities and stockholders' equity                                      $   208,413            $  211,002
                                                                                     =============          ============

    See accompanying notes to condensed consolidated financial statements.

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                (In thousands)

                                                                  Nine Months Ended
                                                                ----------------------
                                                                Sept. 27,    Sept. 29,
                                                                  1996          1995
                                                                ----------   ---------
Net cash provided by (used in) operating activities             $ (21,461)   $  12,398

Cash flows from investing activities:

  Capital expenditures                                             (7,860)      (9,009)

  Proceeds from sale of CDRS                                            -       31,488

  Proceeds from sale of marketable equity securities                1,070        7,930

  Net sales (purchases) of short-term investments                  30,245      (16,884)

  Investment in other long-term assets                             (1,625)      (3,000)
                                                                ---------    ---------
      Net cash provided by investing activities                    21,830       10,525

Cash flows from financing activities:

  Payments for repurchase of convertible debentures                     -       (1,832)

  Net proceeds from issuance of common stock                        2,650        1,821

  Net borrowings under line of credit agreement                     2,030        3,442
                                                                ---------    ---------
      Net cash provided by financing activities                     4,680        3,431

Effect of foreign exchange rate changes on cash                       (56)        (426)
                                                                ---------    ---------
Net increase in cash and cash equivalents                           4,993       25,928


Cash and cash equivalents at beginning of year                      5,023       25,213
                                                                ---------    ---------
      Cash and cash equivalents at end of period                $  10,016    $  51,141
                                                                =========    =========

Supplemental disclosures of cash flow information

  Cash paid during the period for:

      Interest                                                  $   1,303    $   1,191

      Income taxes                                              $  11,967    $     264

    See accompanying notes to condensed consolidated financial statements.

                    EVANS & SUTHERLAND COMPUTER CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)



   1. SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. This report on Form 10-Q for the three months and nine months ended September 27, 1996 should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 29, 1995.

   The accompanying unaudited condensed consolidated balance sheets and statements of operations and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of operations for the interim periods ended September 27, 1996 are not necessarily indicative of the results to be expected for the full year.

   Earnings per share

   Prior to January 1, 1996, the Company has not included common stock equivalents in its earnings per share calculation as the impact was immaterial. Beginning January 1, 1996 the Company has included such items.


   2. ACQUISITIONS

   In March 1996, the Company acquired Terabit Computer Specialty Company, Inc. (Terabit). Terabit, established in 1979, developed, marketed and supported simulated cockpit instruments and other airborne electronics displays used in training simulators for military and commercial aircraft. To effect the acquisition, 149,215 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Terabit. The acquisition was accounted for using the pooling of interests method. However, due to immateriality, the Company's financial information has not been restated to include the accounts and operations of Terabit prior to January 1, 1996. The Company has created a fifth business unit, the Display Systems unit, to incorporate Terabit and related projects.

   3. INVENTORIES

   Inventories consist of the following:

                                               September 27,      December 29,
                                                    1996              1995
                                               --------------     ------------
                                                (Unaudited)
   Raw materials and supplies                  $       8,793      $      7,404
   Work-in-process                                    13,049             8,983
   Finished Goods                                      1,136             2,594
                                               -------------      ------------

                                               $      22,978      $     18,981
                                               =============      ============

   4. STOCK REPURCHASE PROGRAM

   On September 19, 1996, the Company announced that its board of directors had authorized the repurchase of up to 500,000 shares of its common stock, either in the open market or in private transactions. The Company has not purchased any shares since the announcement of the repurchase program.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein. All data in the tables are in thousands except for percentages. Except for the historical information contained herein, this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially.

OVERVIEW
--------

Evans & Sutherland Computer Corporation (E&S or the Company) is in the business of developing, marketing, and supporting visual simulation computer systems.
The Company's current products are of four basic types: (a) visual systems which create and display computer images of stored digital models of various real-world environments that allow real-time interaction within databases that replicate specific geographic areas or imaginary worlds; (b) graphics accelerators which are used as a component in high-performance, interactive graphics display systems for workstations; (c) software systems and development tools which are used with multi-platform interactive graphics systems to produce 3D (three dimensional) graphics software and hardware solutions to a broad customer base; and (d) training systems for flight management which are used within the commercial aviation training market for pilot training.

In March 1996, the Company acquired Terabit Computer Specialty Company, Inc. (Terabit). Terabit, established in 1979, developed, marketed and supported simulated cockpit instruments and other airborne electronics displays used in training simulators for military and commercial aircraft. To effect the acquisition, 149,215 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Terabit. The acquisition was accounted for using the pooling of interests method. However, due to immateriality, the Company's financial information has not been restated to include the accounts and operations of Terabit prior to January 1, 1996. The Company has created a fifth business unit, the Display Systems unit, to incorporate Terabit and related projects.

RESULTS OF OPERATIONS
---------------------

The following table summarizes changes in operations for the periods indicated and presents the percentage of increase (decrease) by listed items compared to the indicated prior period (unaudited):

                                                 Quarters                Nine Months
                                           Ended Sept. 27, 1996     Ended Sept. 27, 1996
                                            and Sept. 29, 1995       and Sept. 29, 1995
                                        -----------------------   ----------------------
                                                (Unaudited)              (Unaudited)

Net Sales                                   $    50         0.1%      $ 13,276      17.0%
Cost of Sales                                  (297)       (1.7%)        3,187       7.2%
                                            ----------                ----------
    Gross Profit                                347         2.1%        10,089      29.8%

Expenses:
  Marketing, general & administrative           911        13.6%           277       1.3%
  Research & development                        524        11.8%           423       2.8%
                                            ----------                ----------
    Total expenses                            1,435        12.8%           700       1.9%

Gain from sale of business unit                   -         0.0%       (20,188)   (100.0%)
                                            ----------                ----------
    Operating earnings                       (1,088)      (20.7%)      (10,799)    (64.3%)

Other income, net                               185        19.3%        (6,638)    (69.3%)
                                            ----------                ----------
    Earnings before income taxes
           and extraordinary gain              (903)      (14.6%)      (17,437)    (66.1%)

Income tax expense                             (590)      (22.6%)       (7,680)    (69.4%)
                                            ----------                ----------
    Earnings before extraordinary gain         (313)       (8.7%)       (9,757)    (63.8%)

Extraordinary gain from repurchase of
  convertible debentures, net of
  income taxes                                 (111)     (100.0%)         (311)   (100.0%)
                                            ----------                ----------
     Net earnings                           $  (424)      (11.4%)     $(10,068)    (64.5%)
                                            ==========                ==========

Sales
-----

Sales for the third quarter of 1996 were $33.7 million, unchanged from the $33.7 million for the third quarter of 1995. Sales for the nine month period ended September 27, 1996 increased 17.0% to $91.3 million compared to $78.0 million for the nine month period ended September 29, 1995. Sales for the third quarter of 1995 included $3.8 million of non-recurring revenue related to settlement of contractual claims. Excluding the non-recurring revenue, sales increased 12.7% in the third quarter of 1996 compared to the third quarter of 1995. The increased sales in 1996 for the third quarter and for the nine month period over the corresponding periods in 1995 were the result of higher order and unit sales activity. Orders for the first nine months of 1996 are $124.7 million, a 69% increase over the same reporting period in 1995.

Cost of Sales
-------------

Cost of sales, as a percentage of sales, was 50.3% for the third quarter of 1996 compared to 51.2% for the third quarter 1995. Cost of sales, as a percentage of sales, was 51.8% for the nine month period ended September 27, 1996 compared to 56.6% for the nine month period ended September 29, 1995. The decrease in cost of sales, as a percentage of sales, for the third quarter is primarily due to product mix. The decrease in cost of sales, as a percentage of sales, for the nine month period ended September 27, 1996 compared to the respective period in 1995 is primarily due to a non-recurring charge of $3.6 million relating to provisions for obsolete inventory and for a possible contract dispute incurred during the second quarter of 1995.

Expenses
--------

Total expenses for the third quarter of 1996 increased 12.8% to $12.6 million compared to $11.2 million for the third quarter of 1995 and increased as a percentage of sales to 37.4% from 33.2% for the respective periods. Total expenses for the nine month period ended September 27, 1996 increased 1.9% to $38.0 million compared to $37.3 million for the nine month period ended September 29, 1995, but decreased as a percentage of sales to 41.6% from 47.8% for the respective periods.

Marketing, General, and Administrative:  Marketing, general, and administrative
---------------------------------------
expense for the third quarter of 1996 increased 13.6% to $7.6 million compared to $6.7 million for the third quarter of 1995 and increased as a percentage of sales to 22.6% from 20.0% for the respective periods. Marketing, general, and administrative expense for the nine month period ended September 27, 1996 increased 1.3% to $22.2 million compared to $21.9 million for the nine month period ended September 29, 1995, but decreased as a percentage of sales to 24.3% from 28.1% for the respective periods. The increase in marketing, general, and administrative expense during the third quarter is primarily due to increased marketing costs related to tradeshow activity and additional marketing and administrative expenses related to the operation of the additional business unit created with the Terabit acquisition.

Research and Development:  Research and development expense for the third
-------------------------
quarter of 1996 increased 11.8% to $5.0 million compared to $4.5 million for the third quarter of 1995 and increased as a percentage of sales to 14.8% from 13.2% for the respective periods. Research and development expense for the nine month period ended September 27, 1996 increased 2.8% to $15.8 million compared to $15.4 million for the nine month period ended September 29, 1995, but decreased as a percentage of sales to 17.3% from 19.7% for the respective periods. The increase in research and development expense during the third quarter is primarily due to increased activity related to the introduction of two new products, a projector for Commercial Simulation business and the Real Image 3D Technology, and additional research and development expenses related to the additional business unit created with the Terabit acquisition.

Other Income, Net
-----------------

Other income for the third quarter of 1996 increased 19.3% to $1.1 million compared to $1.0 million for the third quarter of 1995. Other income for the nine month period ended September 27, 1996 decreased 69.3% to $2.9 million compared to $9.6 million for the nine month period ended September 29, 1995. The decrease in other income for the nine month period ended September 27, 1996 as compared to the same period in 1995 is primarily due to fewer sales of investment securities offset by a slight increase in interest income.

Income Taxes
------------

The Company's combined federal, state and foreign effective income tax rate was 38% for the nine month period ended September 27, 1996. The tax rate for the same period in 1995 was 42%. These rates are calculated based on an estimated annual effective tax rate applied to income before income taxes. The improvement in 1996 over 1995 is based on improved estimates for foreign taxes.

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

Working capital at September 27, 1996 was $123.0 million compared to $118.4 million at December 29, 1995. This includes cash, cash equivalents and marketable securities of $65.9 million and $91.7 million at September 27, 1996 and December 29, 1995, respectively. Cash was principally used to fund operations and purchase capital equipment. Cash to support the Company's operations came from proceeds of sales of marketable securities, sales of investment securities, borrowings under bank lines of credit agreements and proceeds from employee stock purchase and option plans.

On September 19, 1996, the Company announced that its Board of Directors had authorized a plan that allows the Company to repurchase up to 500,000 shares of its common stock. To date, the Company has not yet repurchased any of such shares.

RECENT BUSINESS DEVELOPMENTS
----------------------------

On August 16, 1996, the Company announced an award from the United States Air Force to upgrade up to 25 visual systems. These systems will be used by the Air Mobility Command to train KC-10 pilots. The total value of the Visual Upgrade Effort (VUE) contract could bring more than $70 million in revenues to the Company over the next five years. The initial phase of the contract, valued at $13 million, will include visual system upgrades to four KC-135 simulators with the first delivery in the third quarter of 1997. The Company will provide its ESIG-4530 image generators, database generation system, spares and training support.


                          PART II - OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (b) There were no reports on Form 8-K filed for the three-month period ended September 27, 1996.

                    Evans & Sutherland Computer Corporation



                                  SIGNATURES



          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        EVANS & SUTHERLAND COMPUTER CORPORATION
                                        ---------------------------------------
                                                       Registrant



Date  November 12, 1996                                    /S/
      -----------------                 ---------------------------------------
                                             John T. Lemley, Vice President
                                              and Chief Financial Officer