Form 10-K
period 1996-12-27
EVANS & SUTHERLAND COMPUTER CORP
filed 1997-03-27
CIK 276283

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the Fiscal Year Ended December 27, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the Transition Period from _________ to ________

                         Commission File Number 0-8771

                            ----------------------

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

                                Title of Class

                            ----------------------

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (* 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1997 was approximately $150,647,000.

        The Registrant had issued and outstanding 9,068,562 shares of its common stock on February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Those sections or portions of the Registrant's 1996 Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 1997 are incorporated by reference into Part III hereof.

===============================================================================

                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   FORM 10-K

                                    PART I

ITEM 1.    BUSINESS

GENERAL

           Evans & Sutherland Computer Corporation (E&S or the Company) was founded by Drs. David C. Evans and Ivan E. Sutherland and incorporated under the laws of the State of Utah on May 10, 1968. E&S became a publicly-owned company in 1978. The Company has its principal executive and operations facilities in Salt Lake City, Utah, on a 36-acre campus in the University of Utah Research Park. The Company also has offices in Boston, Massachusetts; Orlando, Florida; Beijing, China; Horsham, England; Munich, Germany; and Tokyo, Japan.

           A leader in computer graphics since 1968, E&S develops and manufactures hardware and software for visual systems that produce vivid and highly realistic 3D (three-dimensional) graphics and synthetic environments. The Company's product offerings include a full range of high-performance visual systems for simulation, training, and virtual reality applications, as well as graphic accelerator products for workstations and personal computers.

RECENT DEVELOPMENTS AND STRATEGIC ACTIVITIES

           Evans & Sutherland follows a three-point growth strategy, consisting of growing existing businesses, developing new businesses internally, and selectively acquiring businesses. In growing and developing existing and new businesses, E&S launched two new business units, including Desktop Graphics and Digital Studio, and announced several new products utilizing the Company's new Universal 3D(TM) architecture. In the area of acquisitions, E&S acquired one company and established its Display Systems business unit. E&S also made strategic minority investments in two software companies, and divested its interests in another. A summary of recent developments and key strategic activities that occurred in the past year are summarized below.

           E&S completed the purchase of Terabit Computer Specialty Company, Inc., on March 20, 1996. Terabit supplies simulated cockpit instruments and other airborne electronics displays used in training simulators for military and commercial aircraft. A new business unit was created, the Display Systems unit, which incorporates the technologies and professional resources of E&S and Terabit.

           On August 16, 1996, the Company announced its selection by the U.S. Air Force as the prime contractor on a key strategic program to provide visual upgrade equipment used by the Air Mobility Command to train KC-135 and KC-10 pilots. The total value of the contract, which is the largest order in the Company's history, could bring more than $70 million in revenues over the next five years. Approximately $18.7 million of this order is recorded in the Company's year-end backlog.

           Evans & Sutherland announced on September 19, 1996 a stock repurchase program by which up to 500,000 shares of its common stock may be acquired by the Company in the open market or in negotiated transactions. Under the program, repurchases may be made from time to time, depending on market conditions, share price, and other factors. The Company believes this program represents efficient management of its cash resources and an excellent way to provide additional return to its shareholders. To date, the Company has not yet repurchased any of such shares.

           E&S announced formation of its Desktop Graphics business unit on October 4, 1996. The new business unit will market products based on the Company's REALimage(TM) technology to produce professional 3D graphics products for the personal computer market. REALimage is part of a non-exclusive partnership between Evans & Sutherland and Mitsubishi Electronics America, Inc. (Mitsubishi). Mitsubishi sells chip sets that use the E&S REALimage design under the name 3DPro. In addition, in March 1997, graphic accelerator boards utilizing this technology were announced for delivery worldwide in the second quarter of 1997 by Diamond Multimedia Systems, Inc. and AccelGraphics, Inc.

           On December 3, 1996, the Company announced its Universal 3D architecture for the industry's highest performance 3D visual systems. Previously, sophisticated 3D graphics were only available on proprietary UNIX-based systems. The new Universal 3D architecture now moves these capabilities to high-volume platforms running the Windows NT operating system, providing graphics professionals high performance with the cost advantage of high-volume platform production. (See "New Product Strategy" for additional information.)

           Evans & Sutherland announced the formation of its Digital Studio business unit on January 8, 1997. The new unit will provide affordable, state-of-the-art, real-time systems for digital content production in the television, film, video, corporate training, and multimedia industries. Digital Studio products incorporate the Company's Universal 3D architecture. The premier product is the recently introduced MindSet(TM) virtual set, a computer-generated synthetic environment rendered in real time and digitally composited with live camera views of on-screen personalities such as actors, newscasters, or corporate trainers. Digital Studio products will enable producers to create films, programs, and videos more quickly and less expensively than ever before.

BUSINESS UNITS AND STRATEGY

           E&S is organized into six business units. Each business unit develops and markets its products for a worldwide customer base. These business units can be grouped into two areas: core businesses and new start-ups. The core businesses are the simulation-related units in which E&S has an established market presence with significant market share, and have historically been profitable. The start-ups are in high growth markets where E&S has superior technology which can be applied to new applications.

           Core businesses:

           . Government Simulation provides visual systems for flight and ground training and related services to U.S. and international armed forces, NASA, and aerospace companies.

           . Commercial Simulation is the world's leading independent supplier of visual systems for flight simulators for commercial airline pilot training.

           . Display Systems provides a complete suite of avionics displays for cockpit and flight training.

           New business start-ups:

           . Desktop Graphics provides graphic accelerator technology for the world's leading workstation manufacturers and NT-based personal computers.

           . Digital Studio provides virtual studio products and services for digital content production in the television, film, video, corporate training, and multimedia industries.

           . Entertainment and Education is the world's leading supplier of digital planetarium projection systems, and provides virtual reality experiences for location-based entertainment centers, including entertainment simulators.


NEW PRODUCT STRATEGY

           Evans & Sutherland's new products are based on its Universal 3D architecture. Building upon its 29 years of graphics expertise, E&S has created a family of products that meets the needs of developers and users of highly realistic synthetic environments. At the core is an open structure based on Intel architecture, with front end computation controlled by the Windows NT operating system. This product strategy easily scales with technology improvements and supports widely available software.

           Industry standard technologies used in the Company's Universal 3D architecture include:

1.         Windows NT: The operating system for hosting modeling software and
           ----------
           tools, as well as administrative and control functions in the new E&S products.

2.         Pentium Pro: The leading  processor in most NT  workstations  is also
           -----------
           used for geometry processing in the Company's new image generators. Future generations of E&S products will track the performance improvements of Intel processors, which are increasing at the fastest rate in the industry.

3.         OpenGL: Image database elements are rendered through the OpenGL
           ------
           graphics library and Applications Programming Interface (API). However, new E&S products are structured in a completely modular fashion to allow future use of Direct3D or other graphics API's as they become accepted for professional applications.

4.         PCI:  REALimage  boards  plug into  standard  PCI  slots,  and the
           ---
           new high-end E&S image generators use the PCI bus to communicate between the workstation front-end and the image generator hardware.

PRODUCTS AND MARKETS

           Evans & Sutherland provides a broad line of visual system products and related services for use in simulators and trainers for military, commercial, and entertainment applications. The Company's product offerings include: (1) visual system components and technology, such as ESIG(TM) image generators and REALimage controller chip technology; (2) fully integrated systems, such as the StarRider(TM) domed theater system or the MindSet virtual set; and (3) related services, such as system integration and database creation. These offerings, described below, are used in a wide variety of applications. The product and service offerings are all grounded in Evans & Sutherland's graphics technology and heritage. The Company's new product offerings are based on the Universal 3D architecture. The goal has been to continuously improve the core technology and offer it more broadly in existing markets, as well as extend it into new markets. E&S products are sold worldwide.

           Generally, E&S products consist of four major components. These components are available as subsystems, but are commonly sold as part of a complete visual system delivered to an operator or prime contractor.

1. Image generators which create the computer generated image and send this image to a display device, such as a projector or CRT. Primary E&S offerings include ESIG, Liberty(TM), Harmony(TM) (first shipments in late 1997), and REALimage technology. REALimage is currently manufactured and sold by Mitsubishi as part of a chip set.

2. Display systems which consist of a combination of projectors, display screens, CRT screens, and specialized optics. These display systems are offered in a broad range of configurations, from onboard instrument displays to domes offering 360(degree) field of view, depending on the applications.

3. Databases of the synthetic environment which are offered as standard options or as custom creations. Military databases are commonly customized and often cover large areas of terrain. E&S provides database development as well as database tools, such as EaSIEST(TM) and Integrator NT(TM). Integrator developed databases are a key element of the Universal 3D architecture. These can be run on a full range of image generators, from REALimage powered desktop graphics accelerators to high-end Harmony systems.

4. System integration, installation, and support services which are also key elements of most all systems and components sold.

           These components and subsystems are often integrated and sold as complete systems solutions. For example, the DIGISTAR II(TM) and StarRider systems consist of E&S developed image generators, databases of synthetic worlds, and display systems. These are integrated by E&S with components from other suppliers, such as audience participation systems or the dome itself. E&S combines and installs all these components into a complete system solution for the planetarium.

           In the simulation training market, Evans & Sutherland's visual systems create dynamic, high-quality, out-the-window scenes that represent the view vehicle operators see when performing tasks under actual operating conditions. The Company's visual systems are an integral part of full mission simulators, which incorporate a number of other components, including cockpits or vehicle cabs and large hydraulic motion systems.

MARKETING

           Evans & Sutherland's products are marketed worldwide by the Company or its agents. The Company's products and services are sold directly to end-users by E&S as a prime contractor, through subcontractors or other prime contractors, and through system OEMs. E&S continues to develop and form both domestic and international marketing alliances, which are proving to be an effective method of reaching specific markets. In addition, the Company has OEM agreements for its visual system products with companies such as STN Atlas Elektronik GmbH in Germany, and Mitsubishi Precision Co., Ltd. in Japan, and a non-exclusive partnership with Mitsubishi Electronics to manufacture and sell REALimage based chip sets under the 3DPro brand name. In cases were E&S sells through OEM suppliers, sales, marketing, and product support are offered by those OEM suppliers. Training Systems (Xionix Simulation, Inc.) products are marketed and supported by the Company's sales and marketing staff.

SIGNIFICANT CUSTOMERS

           Worldwide customers using E&S products include most major airlines, U.S. and international armed forces, NASA, aerospace companies, film and video studios, national laboratories, museums, planetariums, science centers, and location-based entertainment centers.

           Customers accounting for more than 10% of the Company's net sales in 1996 were the U.S. government, Thomson Training and Simulation, Ltd. (Thomson), Hughes Training, Inc. (Hughes), and Rikei Corporation (Rikei). In 1995 and 1994, Loral Corporation (Loral) accounted for more than 10% of the Company's sales in the respective years. Sales to the U.S. government and prime contractors under government contracts were $25.8 million in 1996 (20% of total sales), $54.7 million in 1995 (48% of total sales), and $51.4 million in 1994 (45% of total sales). A portion of these sales are included in sales to Hughes and Loral. Sales to Thomson were $15.8 million in 1996 (12% of total sales), $4.0 million in 1995 (4% of total sales), and $7.6 million in 1994 (7% of total sales). Sales to Hughes were $14.9 million in 1996 (11% of total sales), $11.0 million in 1995 (10% of total sales), and $6.3 million in 1994 (6% of total sales). Sales to Rikei were $14.3 million in 1996 (11% of total sales), $8.8 million in 1995 (8% of total sales), and $0.7 million in 1994 (less than 1% of total sales). Sales to Loral were $6.9 million in 1996 (5% of total sales), $34.3 million in 1995 (30% of total sales), and $25.7 million in 1994 (23% of total sales). In 1996, Loral was acquired by Lockheed Martin Information Systems, Inc. (Lockheed Martin). See footnote 13 of "Notes to Consolidated Financial Statements" in Part II of this report.

COMPETITIVE CONDITIONS

           Primary competitive factors for the Company's products are performance, price, and product accessibility. Because competitors are constantly striving to improve their products, E&S must assure that it continues to offer products with the best performance at a competitive price. In 1996, the Company gained market share in the government simulation market. Prime contractors, including CAE Electronics, Ltd. (CAE), Lockheed Martin, and Thomson, offer competing visual systems in the government simulation market. The Company believes it is able to compete well in this environment and will continue to be able to do so. In 1996, the Commercial Simulation business unit was awarded several highly competitive orders and gained market share against CAE and FlightSafety International, Inc., the principal competitors in the commercial simulation market. In both simulation markets, competition for graphics computers also comes from Silicon Graphics, Inc.

           The Desktop Graphics business unit competes against companies like Intergraph, Inc. as a system OEM that use their own chip design, and 3D Labs that sells chip sets to board manufacturers. Digital Studio competitors consist primarily of smaller start-up companies. This market is still in its infancy and may experience significant change. Display Systems is also in a highly fragmented market where consultive engineering is the primary mechanism for winning orders.

           In the Education and Entertainment business, the Company's DIGISTAR II digital planetarium product competes with traditional optical-mechanical products. Competitors include Minolta Planetarium Co. Ltd., Goto Optical Mfg. Co., Carl Zeiss Inc., and Spitz Inc. In entertainment systems, E&S is one of many companies in a highly competitive and fragmented market.

BACKLOG

           The Company's backlog was $127.4 million on December 27, 1996, compared with $76.8 million on December 29, 1995, and $67.1 million on December 30, 1994. The predominant portion of the backlog as of December 27, 1996 is for visual simulation products. It is anticipated that most of the 1996 backlog will be filled in 1997.

INTERNATIONAL SALES

           Sales known to be ultimately installed outside the U.S. are considered international sales by the Company. Sales to foreign end-users were $88.4 million or 68% of the Company's 1996 sales. To take full advantage of this sales pattern, the Company operated a wholly-owned Foreign Sales Corporation
(FSC) subsidiary through fiscal year 1996, the use of which resulted in tax benefits in 1996 amounting to approximately $0.3 million. For additional information, see footnote 13 of "Notes to Consolidated Financial Statements" in
Part II of this report.

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

RESEARCH & DEVELOPMENT

           In 1996, company-funded research and development increased 12% to $21.8 million from $19.4 million. As a percentage of sales, research and development remained constant at 17% in 1996, the same as in 1995. The Company continues to fund substantially all research and development efforts internally. It is anticipated that high levels of research and development will continue in support of essential product research and development efforts to ensure the Company maintains technical excellence, leadership, and market competitiveness.

ENVIRONMENTAL STANDARDS

           The Company believes its facilities and operations are within standards fully acceptable to the Environmental Protection Agency and that all facilities and procedures are in accordance with environmental rules and regulations, and federal, state, and local laws.

EMPLOYEES

           As of February 28, 1997, Evans & Sutherland and its subsidiaries employed 784 persons. The Company believes its relations with its employees are good.

SEASONALITY

           E&S believes there is no inherent seasonal pattern to its business. However, sales volume fluctuates quarter-to-quarter due to relatively large individual sales and the random nature of customer-established shipping dates. Although the Company's volume has been skewed toward the fourth quarter, the Company has worked diligently to smooth quarter-to-quarter revenues and expects further success in achieving this goal.

ITEM 2. PROPERTIES

           Evans & Sutherland's principal executive, manufacturing, engineering, and operations facilities are located in the University of Utah Research Park, in Salt Lake City, Utah, where it owns six buildings totaling approximately 440,000 square feet. E&S occupies four buildings and leases out the remaining two buildings. The buildings are located on land leased from the University of Utah on 40-year land leases. Two buildings have options to renew the land leases for an additional 40 years, and four have options to renew the land leases for 10 years. The Company also owns 46 acres of land in North Salt Lake. E&S has no encumbrance on any of the real property. The Company and its subsidiaries hold leases on several sales, service, and production facilities located throughout the U. S., in Europe, and in Asia.

ITEM 3.    LEGAL PROCEEDINGS

           Neither the Company nor any of its subsidiaries is a party to any material legal proceeding. However, the Company is involved in ordinary routine litigation incidental to its business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

                      [THIS SPACE INTENTIONALLY LEFT BLANK]

EXECUTIVE OFFICERS OF THE REGISTRANT

           The following sets forth certain information regarding the executive officers of the Company as of March 27, 1997:


        Name                       Age       Position
        ----                       ---       --------------------------------------------
Stewart Carrell                    63        Chairman of the Board of Directors
James R. Oyler                     51        President of the Company and Chief Executive Officer
John T. Lemley                     53        Vice President and Chief Financial Officer
Gary E. Meredith                   62        Senior Vice President and Secretary
Stuart J. Anderson                 57        Vice President and General Manager of Commercial Simulation
Gene R. Chidester                  48        Vice President of Manufacturing
Peter K. Doenges                   50        Director of Strategic Technology
Bruce E. Erickson                  52        Vice President and General Manager of Digital Studio
Gordon B. Hurley                   52        Vice President of Shared Technology
Charles R. Maule                   46        Vice President and General Manager of Desktop Graphics
Mark C. McBride                    35        Vice President and Corporate Controller
Gregory J. Phipps                  37        Vice President of Marketing
C. Grant Schultz                   53        Vice President and Treasurer
Ronald R. Sutherland               58        Vice President and General Manager of Government Simulation
Allen H. Tanner                    43        Vice President and General Manager of Display Systems

---------------

Mr. Carrell was elected Chairman of the Board of Directors of the Company on March 7, 1991. He has been a member of the Board for 13 years. He also serves as the Chairman of Seattle Silicon Corporation, and he is a director of Tripos, Inc. From mid-1984 until October 1993, Mr. Carrell was Chairman and Chief Executive Officer of Diasonics, Inc., a medical imaging company. From November 1983 until early 1987, Mr. Carrell was also a General Partner in Hambrecht & Quist LLC, a west coast based investment banking and venture capital firm.

Mr. Oyler was appointed President and Chief Executive Officer of the Company and a member of the Board of Directors in December 1994. He is also a director of Ikos Systems, Inc. Previously, Mr. Oyler served as President of AMG, Inc. from mid-1990 through 1994 and as Senior Vice President of Harris Corporation from 1976 through mid-1990. He has 2 years of service with the Company.

Mr. Lemley joined the Company in November 1995 as Vice President and Chief Financial Officer. Prior to coming to the Company, he was Senior Vice President and Chief Financial Officer at Megahertz Corporation. Previously, Mr. Lemley was with Medtronic, Inc., where he was Corporate Controller and Acting Chief Financial Officer. Prior to Medtronic, Mr. Lemley spent 17 years in a variety of financial management positions with Hewlett Packard Company. He has 1 year of service with the Company.

Mr. Meredith has been Senior Vice President and Secretary since 1995. He is also the acting General Manager of the Entertainment and Education business unit since 1996, and is a director of Blue Cross Blue Shield of Utah, Strata, Inc., and Tripos, Inc. Previously, Mr. Meredith served as Vice President and Chief Financial Officer and Secretary and in other capacities with E&S. He has 19 years of service with the Company.

Mr. Anderson has been Vice President and General Manager of Commercial Simulation since 1994. Prior to joining the Company, he served as General Manager of Business Development for Hughes Rediffusion Simulation Ltd. from 1992 to 1994, and numerous other positions with Rediffusion Simulation beginning in 1961. He has 2 years of service with the Company.

Mr. Chidester has been Vice President of Manufacturing since 1994. He previously served as Director of Graphics Workstation Manufacturing and has 8 years of service with the Company.

Mr. Doenges has been Director of Strategic Technology since 1994. He previously served as Manager of New Business Development. He has 23 years of service with the Company.

Mr. Erickson was appointed Vice President and General Manager of Digital Studio on January 1, 1997. He previously served as Vice President of New Market Development in the Government Simulation business unit, Vice President of the Government Business Group, and in other capacities with E&S. He has 10 years of service with the Company.

Mr. Hurley has been Vice President of Shared Technology since 1994. He previously served as Vice President of Engineering in the Simulation Division. Mr. Hurley has 16 years of service with the Company.

Mr. Maule has been Vice President and General Manager of Desktop Graphics since 1996. Prior to joining the Company, he was Vice President of Marketing and Strategy for Concurrent Computer Corporation. Previously, Mr. Maule served as Director of Business Development for Lockheed Missiles & Space Company. He has 1 year of service with the Company.

Mr. McBride joined the Company in September 1996 as Vice President and Corporate Controller. Prior to joining the Company, he was Senior Vice President and Chief Financial Officer at HealthRider, Inc. Previously, Mr. McBride was employed by Price Waterhouse LLP, independent accountants, in various capacities, ending with Senior Manager. He is a Certified Public Accountant. Mr. McBride has less than 1 year of service with the Company.

Mr. Phipps joined the Company in October 1996 as the Vice President of Marketing. Prior to joining the Company, he was Regional Vice President of Western Operations for Stream International, a software manufacturing division of R.R. Donnelley, and Vice President of Marketing for the Global Software Services division of R.R. Donnelley. Mr. Phipps has less than 1 year of service with the Company.

Mr. Schultz has been Vice President and Treasurer since 1996. He previously served as Corporate Controller. He has 21 years of service with the Company.

Mr. Sutherland has been Vice President and General Manager of Government Simulation since 1994. He previously served as Executive Vice President of the Government Sector, and Vice President of Simulation Products. Mr. Sutherland has 15 years of service with the Company.

Mr. Tanner joined the Company in March 1996 as Vice President and General Manager of Display Systems. Prior to joining the Company, Mr. Tanner was President of Terabit Computer Specialty Company, Inc. between 1979 and 1996. Terabit was acquired by E&S in March 1996. Mr. Tanner has 1 year of service with the Company.

                                   FORM 10-K

                                    PART II

ITEM 5.    MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
           COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

           The Company's common stock trades on The NASDAQ Stock Market under the symbol "ESCC". The following table sets forth the range of the high and low sales prices per share of the Company's common stock for the fiscal quarters indicated, as reported by NASDAQ. Quotations represent actual transactions in NASDAQ's quotation system but do not include retail markup, markdown, or commission.

                                                      HIGH              LOW
                                                    --------         ----------
                     1996:
                     ----
                     First Quarter                   25                19
                     Second Quarter                  29                21
                     Third Quarter                   23 3/4            19  1/2
                     Fourth Quarter                  26 1/4            20

                     1995:
                     ----
                     First Quarter                   16 1/4            11  1/4
                     Second Quarter                  17 3/4            13
                     Third Quarter                   20                14  3/4
                     Fourth Quarter                  25 1/4            16  1/2

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

           On March 24, 1997, there were 883 shareholders of record of the Company's common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders.

DIVIDENDS

           Evans & Sutherland has never paid a cash dividend on its common stock, retaining its earnings for the operation and expansion of its business. The Company intends for the foreseeable future to continue the policy of retaining its earnings to finance the development and growth of its business.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

                  (In thousands, except per share amounts)

                                             1996                1995               1994               1993              1992
                                         ------------        -----------        ------------       ------------      ------------
FOR THE YEAR
Net sales                                    $130,564           $113,194            $113,090           $142,253          $148,594

Research and development                       21,753             19,406              27,890             31,757            31,342

Gain from sale of business unit                     -             23,506                   -                  -                 -

Earnings (loss) before income taxes,
 extraordinary gain, and cumulative
 effect of change in accounting
 principle                                     16,029             33,580             (11,384)             2,831            11,024

Earnings (loss) before
 extraordinary gain and
 cumulative effect of change
 in accounting principle                       10,352             20,484              (5,559)             1,826             6,849

  Per share                                      1.12               2.37               (0.65)              0.22              0.78

Net earnings (loss)                            10,352             20,811              (3,700)             4,093             7,558

  Per share                                      1.12               2.41               (0.43)              0.50              0.86
  Per share - fully diluted                      1.11               2.31                   -                  -                 -

Weighted average number
 of shares outstanding                          9,222              8,639               8,520              8,256             8,780

Return on equity                                  6.7 %             15.1 %              (2.8)%              3.1 %             5.7 %

AT END OF THE YEAR

Current assets                               $159,213           $161,004            $127,051           $161,188          $141,824
Current liabilities                            32,290             42,593              30,980             40,516            29,286
Current ratio                                     4.9                3.8                 4.1                4.0               4.8
Working capital                               126,923            118,411              96,071            120,672           112,538
Net fixed assets                               42,671             40,855              44,823             48,247            53,531
Total assets                                  210,891            211,002             180,764            216,187           200,979
Long-term debt                                 18,015             18,015              20,375             37,066            37,067
Stockholders' equity                          160,472            148,491             127,118            137,030           130,795
Stockholders' equity
 per outstanding share                          17.72              17.04               14.86              16.41             15.91

QUARTERLY FINANCIAL DATA  (Unaudited)

                  (In thousands, except per share amounts)


1996
                                                               March 29            June 28            Sep. 27           Dec. 27
                                                             -------------      -------------      ------------      ------------
Net sales                                                        $26,686             $30,907           $33,712            $39,259

Gross profit                                                      12,494              14,715            16,764             20,656

Operating expenses                                                12,003              13,379            12,607             15,121

Operating profit                                                     491               1,336             4,157              5,535

Other income, net                                                    726               1,072             1,144              1,568

Earnings before income taxes                                       1,217               2,408             5,301              7,103

Net earnings                                                         755               1,493             3,286              4,818

Earnings per common and common
  equivalent share                                                  0.08                0.16              0.35               0.52


1995
                                                                March 31           June 30            Sep. 29          Dec. 29
                                                              -------------      -------------      ------------      -----------
Net sales                                                        $19,286             $25,081           $33,662            $35,165

Gross profit                                                      10,764               6,703            16,417             16,542

Operating expenses                                                14,146              11,971            11,172             13,536

Gain from sale of business unit                                        -              20,188                 -              3,318

Operating profit (loss)                                           (3,382)             14,920             5,245              6,324

Other income, net                                                  4,339               4,282               959                893

Earnings before income taxes and
  extraordinary gain                                                 957              19,202             6,204              7,217

Earnings before extraordinary gain                                   598              11,034             3,599              5,253

Extraordinary gain from repurchase of
 convertible debentures, net of
 income taxes                                                          -                 200               111                 16

Net earnings                                                         598              11,234             3,710              5,269

Earnings per common and common equivalent
 share before extraordinary gain                                    0.07                1.28              0.42               0.61

Extraordinary gain                                                     -                0.02              0.01                  -

Earnings per common and common
  equivalent share                                                  0.07                1.30              0.43               0.61

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussions should be read in conjunction with the Company's Consolidated Financial Statements contained herein under Item 8 of this report.

ITEMS FROM THE CONSOLIDATED STATEMENTS OF OPERATION (as a percent of sales)

                                                                                  Year-Ended         Year-Ended         Year-Ended
                                                                                   Dec. 27,           Dec. 29,           Dec. 30,
                                                                                     1996               1995               1994
                                                                                ---------------    ----------------   -------------
Net sales                                                                              100.0 %            100.0 %           100.0 %
Cost of sales                                                                           50.5               55.5              53.6
                                                                                  -----------         ----------         ---------
   Gross profit                                                                         49.5               44.5              46.4
Expenses:
   Marketing, general and administrative                                                24.0               27.1              29.1
   Research and development                                                             16.7               17.2              24.7
   Restructuring charge                                                                  -                   -                7.2
   Write-off of acquired research and development                                        -                  0.6                -
                                                                                  -----------         ----------         ---------
     Total expenses                                                                     40.7               44.9              61.0
                                                                                  -----------         ----------         ---------
Gain from sale of business unit                                                          -                 20.8                -
Operating earnings (loss)                                                                8.8               20.4             (14.6)
Other income, net                                                                        3.5                9.3               4.5
                                                                                  -----------         ----------         ---------
Earnings (loss) before income taxes and extraordinary gain                              12.3               29.7             (10.1)
Income tax expense (benefit)                                                             4.4               11.6              (5.2)
                                                                                  -----------         ----------         ---------
Earnings (loss) before extraordinary gain                                                7.9               18.1              (4.9)
Extraordinary gain from repurchase of convertible
   debentures, net of income taxes                                                       -                  0.3               1.6
                                                                                  -----------         ----------         ---------
Net earnings (loss)                                                                      7.9 %             18.4 %            (3.3) %
                                                                                  ===========         ==========         =========

RESULTS OF OPERATIONS

SUMMARY

           Evans & Sutherland experienced another good year in 1996. E&S continues to see improved operating efficiencies from the previous years' restructuring and rebuilding efforts. The Company's net sales increased 15% in 1996. Net earnings decreased 50%; however, after adjusting for the effect of the sale of CDRS and other non-recurring items, net earnings increased 47%. Another important indicator of the Company's progress was strong performance in winning new orders. Bookings of over $181 million and ending backlog of $127 million has placed E&S in a strong position for the future. These orders were also well balanced between U.S. (46%) and international (54%) markets. Total backlog of $127 million is at a record level. In addition, E&S acquired one company; made strategic minority investments in two software companies; and divested its interests in another. Corporate development activities continue to be an important part of the Company's strategic growth plan. All of these accomplishments represent real progress in strengthening Evans & Sutherland as a leading provider of high quality visual systems.

SALES

           In 1996, sales increased 15% ($130.6 million versus $113.2 million in 1995). The improvement was primarily due to increased market share and strong international activity. International sales increased 99% ($88.4 million versus $44.5 million in 1995) and U.S. sales decreased 39% ($42.2 million compared to $68.7 million in 1995). Based on the year-end backlog, the Company expects sales in the U.S. to increase in 1997. Strong growth in the international markets was primarily due to a 219% increase in sales in the Pacific Rim region ($44.3 million compared to $13.9 million in 1995), a 58% sales increase in Europe, excluding Great Britain ($26.6 million compared to $16.8 million in 1995), and a 20% sales increase in Great Britain ($13.9 million compared to $11.6 million in 1995).

           In 1995, sales increased less than 1% ($113.2 million versus $113.1 million in 1994). International sales increased 17% ($44.5 million versus $37.9 million in 1994) and U.S. sales decreased 9% ($68.7 million compared to $75.2 million in 1994). Strong growth in the international markets was led by a 99% sales increase in the Pacific Rim region ($13.9 million compared to $7.0 million in 1994) and a 26% sales increase in Great Britain ($11.6 million compared to $9.2 million in 1994). Sales in other European and foreign locations showed a slight decrease.

COSTS AND EXPENSES

           Cost of Sales, as a percent of sales, were 51%, 56%, and 54%, respectively, in 1996, 1995, and 1994. In 1996, the decrease in the cost of sales percentage was due primarily to product mix and, in part, to the Company-wide restructuring that occurred in 1994 and 1995 which eliminated non-profitable product lines and included a write-down of inventory. However, increased competition and contracts in which the Company is functioning as the prime contractor are expected to reduce gross margins in 1997 and beyond. In 1995, the increase in cost of sales as a percentage of sales was due to increased competition in nearly all of the Company's product lines, which added pressure on prices and margins. Also, the Company-wide restructuring, which included elimination of the non-profitable product lines, principally the Freedom series products, resulted in a $7.4 million write-down of inventory in 1995.

           Total operating expenses increased 6% in 1996 ($53.1 million versus $50.1 million in 1995, excluding the write-off of acquired research and development in 1995), but decreased as a percent of sales (41% versus 44% in
1995). The trend of operating expenses increasing in total but being lower as a percent of sales is expected to continue in 1997. In 1995, total operating expenses decreased 18% ($50.1 million versus $60.8 million in 1994, excluding the write-off of acquired research and development in 1995 and the cost of restructuring in 1994), and also decreased as a percent of sales (44% versus 54% in 1994).

           Marketing, general, and administrative expenses increased 2% in 1996 ($31.4 million versus $30.7 million in 1995), but decreased as a percent of sales (24% versus 27% in 1995). The increase in these expenses is due primarily to increased marketing costs related to tradeshow activity and additional marketing and administrative expenses related to the operation of the new business units launched during the year. In 1995, these expenses decreased 7% ($30.7 million versus $32.9 million in 1994), and also decreased as a percent of sales (27% versus 29% in 1994). The lower expenses in 1995 were due to the Company-wide restructuring.

           Research and development expenses increased 12% in 1996 ($21.8 million versus $19.4 million in 1995), but slightly decreased as a percent of sales (16.7% versus 17.2% in 1995). The increase in these expenses in 1996 is due primarily to increased activity related to the introduction of several new products, and additional expenses related to the new business units created during the year. In 1995, research and development expenses decreased 30% ($19.4 million versus $27.9 million in 1994), and also decreased as a percent of sales (17% versus 25% in 1994) due to the restructuring. Management intends to continue to reduce research and development, as a percent of sales, over the next few years. However, high levels of research and development will continue in support of essential product development to ensure that the Company maintains technical excellence and market competitiveness. The Company continues to fund substantially all research and development costs internally.

OTHER INCOME, NET

           Other income, net, decreased 57% in 1996 ($4.5 million versus $10.5 million in 1995) due primarily to a lower gain on sale of investment securities ($1.9 million versus $7.1 million in 1995) and a decrease in interest income ($3.9 million versus $4.8 million in 1995). In 1996, cash and marketable securities balances were lower compared to 1995, primarily as the result of proceeds received from the sale of CDRS in April 1995. In 1995, other income, net, increased 104% ($10.5 million versus $5.1 million in 1994) due to a 75% increase in interest income ($4.8 million versus $2.7 million in 1994) resulting from the higher cash balances received from the sale of CDRS, and a 78% increase from the sale of investment securities ($7.1 million versus $4.0 million in 1994).

EXTRAORDINARY GAIN

           Evans & Sutherland realized extraordinary gains in 1995 and 1994 from repurchase of its 6% Subordinated Convertible Debentures at less than par. There were no repurchases of debentures by the Company in 1996. The current face amount of debentures outstanding is $18.0 million.

INCOME TAXES

           Provision (benefit) for income taxes was 35%, 39%, and (51%) of pre-tax earnings (loss) for 1996, 1995, and 1994 respectively. The Company expects the income tax rate to continue to decrease in 1997.

LIQUIDITY AND CAPITAL RESOURCES

           Funds to support the Company's operations come from net cash provided by operating activities, sale of marketable securities held for investment, and proceeds from employee stock purchase and option plans. The Company also has cash equivalents and short-term marketable securities which can be used as needed.

           During 1996, proceeds from employee stock purchases contributed $3.6 million and proceeds from the sale of investment securities provided $1.9 million. The major use of cash in 1996 was the funding of operating activities of $21.7 million (primarily an increase in working capital and payment of income taxes related to the gain on the sale of CDRS), the purchase of capital equipment for $10.5 million, and the purchase of investment securities of $1.4 million. The net result was a decrease in cash and marketable securities of $28.8 million to $63.0 million at the end of 1996 from $91.7 million in 1995. At the end of 1996, there were no material capital commitments. The Company believes that through internal cash generation, plus the cash equivalents and marketable securities identified above, it has sufficient resources to cover its cash needs during fiscal year 1997.

EFFECTS OF INFLATION

           The effects of inflation were not considered material during 1996.

FACTORS THAT MAY AFFECT FUTURE RESULTS

           Evans & Sutherland's domestic and international businesses operate in highly competitive markets. The business of the Company is subject to national and worldwide economic and political influences such as recession, political instability, the economic strength of governments, and rapid changes in technology. The Company's operating results are dependent on its ability to rapidly develop, manufacture, and market innovative products that meet customers needs. Inherent in this process are a number of risks that the Company must manage in order to achieve favorable operating results. The process of developing new high technology products is complex and uncertain, requiring innovative designs and features that anticipate customer needs and technological trends. The products, once developed, must be manufactured and distributed in sufficient volumes at acceptable costs to meet demand. Furthermore, portions of the manufacturing operations are dependent on the ability of suppliers to deliver components and subassemblies in time to meet critical manufacturing and distribution schedules. Constraints in these supply lines may adversely affect the Company's operating results until alternate sourcing can be developed.

           This annual report contains both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks detailed in this filing. Although the Company believes it has the product offerings and resources for continuing success, future revenue and margin trends cannot be reliably predicted. Factors external to the Company can result in volatility of the Company's common stock price. Because of the foregoing factors, recent trends are not necessarily reliable indicators of future stock prices or financial performance.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following constitutes a list of Financial Statements included in Part II of this report:

            .    Report of Management

            .    Independent Auditors' Report

            . Consolidated Balance Sheets - December 27, 1996 and December 29, 1995.

            .    Consolidated Statements of Operations - Years ended
                 December 27, 1996, December 29, 1995, and December 30, 1994.

            . Consolidated Statements of Stockholders' Equity - Years ended December 27, 1996, December 29, 1995, and December 30, 1994.

            . Consolidated Statements of Cash Flows - Years ended December 27, 1996, December 29, 1995, and December 30, 1994.

            . Notes to Consolidated Financial Statements - Years ended December 27, 1996, December 29, 1995, and December 30, 1994.

The following constitutes a list of Financial Statement Schedules included in
Part IV of this report:

            .    Schedule II - Valuation and Qualifying Accounts

           Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or notes thereto.





                     [THIS SPACE INTENTIONALLY LEFT BLANK]

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans & Sutherland Computer Corporation and subsidiaries as of December 27, 1996 and December 29, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                  KPMG Peat Marwick LLP

February 7, 1997
Salt Lake City, Utah

           EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    December 27, 1996 and December 29, 1995

                 (Dollars in thousands, except share amounts)

                                              Assets                                                     1996          1995
                                              ------
                                                                                                      ---------     ---------
Current assets:
    Cash and cash equivalents                                                                        $   16,521    $    5,023
    Marketable securities (note 2)                                                                       46,454        86,718
    Accounts receivable, less allowance for doubtful receivables
       of $563 in 1996 and $172 in 1995                                                                  34,842        27,121
    Inventories (note 3)                                                                                 20,202        18,981
    Costs and estimated earnings in excess of billings on
       uncompleted contracts (note 4)                                                                    34,166        15,052
    Deferred income taxes (note 9)                                                                        4,841         6,645
    Prepaid expenses and deposits                                                                         2,187         1,464
                                                                                                      ---------     ---------
                     Total current assets                                                               159,213       161,004

Property, plant and equipment (note 5)                                                                   42,671        40,855
Investment securities (note 2)                                                                            7,057         7,437
Other assets                                                                                              1,950         1,706
                                                                                                      ---------     ---------
                                                                                                     $  210,891    $  211,002
                                                                                                      =========     =========

                               Liabilities and Stockholders' Equity
                               ------------------------------------

Current liabilities:
    Notes payable to banks (note 6)                                                                  $    5,334    $    3,773
    Accounts payable                                                                                      6,370         2,804
    Accrued expenses (note 7)                                                                            13,933        14,849
    Customer deposits                                                                                     2,058         5,436
    Income taxes payable (note 9)                                                                             -        10,676
    Billings in excess of costs and estimated earnings on
       uncompleted contracts (note 4)                                                                     4,595         5,055
                                                                                                      ---------     ---------
                     Total current liabilities                                                           32,290        42,593

Long-term debt (note 8)                                                                                  18,015        18,015
Deferred income taxes (note 9)                                                                              114         1,903

Stockholders' equity (notes 10 and 15):
    Preferred stock, no par value; authorized 10,000,000 shares; no
       shares issued and outstanding                                                                          -             -
    Common stock, $.20 par value;  authorized 30,000,000 shares; issued and
       outstanding 9,056,871 shares in 1996 and 8,715,320 shares in 1995                                  1,811         1,743
    Additional paid-in capital                                                                            8,639         5,112
    Retained earnings                                                                                   150,496       140,062
    Net unrealized (loss) gain on marketable and investment securities                                     (541)        1,694
    Cumulative translation adjustment                                                                        67          (120)
                                                                                                      ---------     ---------
                     Total stockholders' equity                                                         160,472       148,491

Commitments and contingencies (notes 11 and 17)
                                                                                                      ---------     ---------
                                                                                                     $  210,891    $  211,002
                                                                                                      =========     =========

         See accompanying notes to consolidated financial statements.

           EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                        Years ended December 27, 1996,

                   December 29, 1995, and December 30, 1994

               (Dollars in thousands, except per share amounts)

                                                                                         1996            1995            1994
                                                                                     -----------     ------------    ------------
Net sales (notes 12 and 13)                                                         $    130,564    $    113,194    $    113,090
Cost of sales                                                                             65,935          62,768          60,626
                                                                                     -----------     ------------    ------------

            Gross profit                                                                  64,629          50,426          52,464
                                                                                     -----------     ------------    ------------
Expenses:
    Marketing, general and administrative                                                 31,357          30,714          32,874
    Research and development                                                              21,753          19,406          27,890
    Restructuring charge (note 18)                                                             -               -           8,212
    Write-off of acquired research and development                                             -             705               -
                                                                                     -----------     ------------    ------------
                                                                                          53,110          50,825          68,976

Gain from sale of business unit (note 19)                                                      -          23,506               -
                                                                                     -----------     ------------    ------------
            Operating earnings (loss)                                                     11,519          23,107         (16,512)

Other income (expense):
    Interest income                                                                        3,892           4,752           2,710
    Interest expense                                                                      (1,434)         (1,477)         (1,902)
    Gain on sale of marketable and investment securities (note 2)                          1,868           7,126           4,009
    Other                                                                                    184              72             311
                                                                                     -----------     ------------    ------------

                                                                                           4,510          10,473           5,128
                                                                                     -----------     ------------    ------------

            Earnings (loss) before income taxes and extraordinary gain                    16,029          33,580         (11,384)

Income tax expense (benefit) (note 9)                                                      5,677          13,096          (5,825)
                                                                                     -----------     ------------    ------------
            Earnings (loss) before extraordinary gain                                     10,352          20,484          (5,559)

Extraordinary gain from repurchase of convertible debentures,
   net of income taxes of $209 in 1995 and $1,115 in 1994 (note 8)                             -             327           1,859
                                                                                     ===========     ============    ============
            Net earnings (loss)                                                     $     10,352    $     20,811    $     (3,700)
                                                                                     ===========     ============    ============
Earnings (loss) per common and common equivalent share:
    Before extraordinary gain                                                       $       1.12    $        2.37   $       (.65)
    Extraordinary gain from repurchase of convertible debentures                               -              .04            .22
                                                                                     -----------     ------------    ------------
                                                                                    $       1.12    $        2.41   $       (.43)
                                                                                     ===========     ============    ============
Fully-diluted earnings (loss) per share:
    Before extraordinary gain                                                       $       1.11    $        2.28   $          -
    Extraordinary gain from repurchase of convertible debentures                               -              .03              -
                                                                                     -----------     ------------    ------------

                                                                                    $       1.11     $       2.31   $          -
                                                                                     ===========     ============    ============

         See accompanying notes to consolidated financial statements.

           EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

    Years ended December 27, 1996, December 29, 1995, and December 30, 1994

                            (Dollars in thousands)

                                                                                           1996            1995            1994
                                                                                        -----------     -----------     ------------

Common stock:

    Beginning of year                                                                  $      1,743    $      1,710    $      1,671
    Par value of shares issued for cash (195,571 shares in 1996,
      181,734 shares in 1995, and 199,581 shares in 1994)                                        39              36              41
    Par value of shares issued to acquire Terabit (149,215 shares in 1996)                       30               -               -
    Par value of shares purchased and retired (3,235 shares in 1996, 18,520
      shares in 1995, and 11,806 shares in 1994)                                                 (1)             (3)             (2)

                                                                                        -----------     -----------     ------------

    End of year                                                                               1,811           1,743           1,710
                                                                                        -----------     -----------     ------------

Additional paid-in capital:
    Beginning of year                                                                         5,112           2,850          11,899
    Proceeds in excess of par value of shares issued for cash                                 2,746           2,504           3,273
    Compensation expense on employee stock purchase plan                                         90              74              83
    Tax benefit from issuance of common stock to employees                                      691               -             217
    Retirement of treasury stock                                                                (51)           (316)           (243)
    Terabit acquisition                                                                          51               -               -
    Tripos spin off (note 19)                                                                     -               -         (12,379)

                                                                                        -----------     -----------     ------------

    End of year                                                                               8,639           5,112           2,850
                                                                                        -----------     -----------     ------------

Retained earnings:
    Beginning of year                                                                       140,062         119,251         122,951
    Terabit acquisition                                                                          82               -               -
    Net earnings (loss)                                                                      10,352          20,811          (3,700)

                                                                                        -----------     -----------     ------------

    End of year                                                                             150,496         140,062         119,251
                                                                                        -----------     -----------     ------------

Net unrealized (loss) gain on investment securities:
    Beginning of year                                                                         1,694           2,847               -
    Effect of change in accounting for investment securities                                      -               -           6,838
    Fair value adjustment of marketable securities                                           (2,235)         (1,153)         (3,991)

                                                                                        -----------     -----------     ------------

    End of year                                                                                (541)          1,694           2,847
                                                                                        -----------     -----------     ------------

Cumulative translation adjustment:
    Beginning of year                                                                          (120)            460             509
    Translation adjustment                                                                      187            (580)            (49)

                                                                                        -----------     -----------     ------------

    End of year                                                                                  67            (120)            460
                                                                                        -----------     -----------     ------------

            Total stockholders' equity                                                 $    160,472    $    148,491    $    127,118
                                                                                        ===========     ===========     ============


         See accompanying notes to consolidated financial statements.

           EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

    Years ended December 27, 1996, December 29, 1995, and December 30, 1994

                            (Dollars in thousands)

                                                                                     1996           1995           1994
                                                                                  ----------     ----------     -----------
Cash flows from operating activities:
    Net earnings (loss)                                                          $    10,352    $    20,811    $    (3,700)
    Adjustments to reconcile net earnings (loss) to net cash provided by
       (used in) operating activities:
        Depreciation and amortization                                                  9,120          9,950         10,704
        Provision for losses on accounts receivable                                      335            158             99
        Provision for write down of inventory                                           (535)         7,988          4,316
        Provision for warranty expense                                                   673            470            348
        Gain on sale of marketable and investment securities                          (1,868)        (7,126)        (4,009)
        Gain on repurchase of convertible debentures                                       -           (536)        (2,974)
        Gain on sale of business unit                                                      -        (23,506)             -
        Restructuring charge                                                               -              -          8,212
        Other, net                                                                        69            (93)            69
        Changes in operating assets and liabilities, net of effects of purchase/sale of businesses:
            Accounts receivable                                                       (7,406)        (6,117)         7,426
            Inventories                                                               (3,093)        (7,695)          (772)
            Costs and estimated earnings in excess of
              billings on uncompleted contracts, net                                 (19,036)         8,530         (8,789)
            Deferred income taxes                                                      1,283            414         (1,541)
            Prepaid expenses and deposits                                               (745)          (423)          (241)
            Accounts payable and accrued expenses                                      3,790         (3,912)       (10,713)
            Customer deposits                                                         (3,489)        (3,472)           691
            Income taxes payable                                                     (11,180)        12,169         (3,760)
                                                                                  ----------     ----------     -----------

                     Net cash (used in) provided by operating activities             (21,730)         7,610         (4,634)
                                                                                  ----------     ----------     -----------
Cash flows from investing activities:
    Purchases of marketable securities                                               (57,354)      (145,047)        32,627
    Proceeds from sale of marketable securities                                       97,262         85,147         16,062
    Purchase of investment securities                                                 (1,447)        (3,000)             -
    Proceeds from sale of investment securities                                        1,886          7,930          4,502
    Capital expenditures                                                             (10,521)        (5,846)        (6,417)
    Tripos spin off                                                                        -              -         (8,485)
    Proceeds from sale of business unit                                                    -         31,488              -
    Payment for acquisition, net of cash acquired                                          -            (93)          (975)
    Increase in other assets                                                          (1,463)             -           (404)
    Proceeds from disposal of fixed assets and other assets                                -              -             61
                                                                                  ----------     ----------     -----------
                     Net cash provided by (used in) investing activities              28,363        (29,421)        36,971
                                                                                  ----------     ----------     -----------

           EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

    Years ended December 27, 1996, December 29, 1995, and December 30, 1994

                            (Dollars in thousands)

                                                                                          1996           1995           1994
                                                                                       ----------     ----------     -----------
Cash flows from financing activities:
    Payments for repurchase of convertible debentures                                 $         -    $    (1,831)   $   (13,748)
    Net borrowings (payments) under notes payable to banks                                  1,904          1,758         (1,142)
    Net proceeds from issuance of common stock                                              3,594          2,295          4,607
                                                                                       ----------     ----------     -----------
                     Net cash provided by (used in) financing activities                    5,498          2,222        (10,283)
                                                                                       ----------     ----------     -----------
Effect of foreign exchange rate changes on cash                                              (633)          (601)           (91)
                                                                                       ----------     ----------     -----------
Net change in cash and cash equivalents                                                    11,498        (20,190)        21,963
Cash and cash equivalents at beginning of year                                              5,023         25,213          3,250
                                                                                       ----------     ----------     -----------
Cash and cash equivalents at end of year                                              $    16,521    $     5,023    $    25,213
                                                                                       ==========     ==========     ===========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Cash paid during the year for:
    Interest                                                                          $     1,385    $     1,500    $     2,225
    Income taxes                                                                           14,736          1,134            432

         See accompanying notes to consolidated financial statements.

           EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          December 27, 1996, December 29, 1995, and December 30, 1994

          (Dollars in thousands, except share and per share amounts)


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

        Description of Business
        -----------------------

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

        The Company's fiscal year ends the last Friday in December. The fiscal year ends for the years included in the accompanying consolidated financial statements are the periods ended December 27, 1996, December 29, 1995, and December 30, 1994. Unless otherwise specified, all references to a year are to the fiscal year ended in the year stated.

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

           EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Cash and Cash Equivalents
        -------------------------

        The Company considers all highly liquid financial instruments purchased with an original maturity to the Company of three months or less to be cash equivalents. Cash equivalents consist of debt securities of $11,902 at December 27, 1996.

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

        Other Assets
        ------------

        Other assets include deferred bond offering costs, goodwill and certain other intangible assets and are being amortized on the straight-line basis over the estimated useful lives of the respective assets.

        Software Development Costs
        --------------------------

        Software development costs, if material, are capitalized from the date technological feasibility is achieved until the product is available for general release to customers. Such deferrable costs have not been material during the periods presented.

        Marketable and Investment Securities
        ------------------------------------

        The Company classifies its marketable debt and equity securities as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis for the security. Dividend income is recognized when earned. Realized gains and losses from the sale of securities are included in results of operations and are determined on the specific-identification basis.

        Nonmarketable investment securities are recorded at the lower of cost or net realizable value.

           EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

        Stock-Based Compensation
        ------------------------

        Effective January 1, 1996, the Company adopted the footnote disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123). SFAS 123 encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS 123.

        Earnings (Loss) Per Common and Common Equivalent Share
        ------------------------------------------------------

        Earnings (loss) per common and common equivalent share is computed based on the weighted average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents. The number of shares used to compute primary earnings (loss) per common and common equivalent share were 9,222,301, 8,638,665, and 8,519,990 shares in 1996, 1995, and 1994, respectively. The number of shares used to compute fully-diluted earnings per share reflect additional dilution related to stock options and warrants using the market price at the end of the period when higher than the average price for the period. The number of shares used to compute fully-diluted earnings per share were 9,331,138 and 9,000,710 shares in 1996 and 1995, respectively.

        Income Taxes
        ------------

        The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

           EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Foreign Currency Translation
        ----------------------------

        The local foreign currency is the functional currency for the Company's foreign subsidiaries. Assets and liabilities of foreign operations are translated to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translation are reported as a separate component of stockholders' equity. Certain transactions of the foreign subsidiaries are denominated in currencies other than the functional currency, including transactions with the parent company. Transaction gains and losses are included in other income (expense) for the period in which the transaction occurs.

        Estimates
        ---------

        The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Concentration of Credit Risk
        ----------------------------

        Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, marketable securities, and accounts receivable. The Company's marketable securities portfolio consists of investment-grade securities diversified among security types, industries, and issuers. The Company's investments are managed by recognized financial institutions that follow the Company's investment policy. The Company's policy limits the amount of credit exposure in any one issue, and the Company believes no significant concentration of credit risk exists with respect to these investments.

        In the normal course of business, the Company provides unsecured credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

        Reclassifications
        -----------------

        Certain reclassifications have been made in the 1995 and 1994 consolidated financial statements to conform with classifications adopted in 1996.

           EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)     MARKETABLE AND INVESTMENT SECURITIES
        ------------------------------------

        The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for securities by major security type and class of security at 1996 and 1995, are summarized as follows:

                                                                                               Gross         Gross
                                                                                            unrealized     unrealized
                                                                               Amortized      holding       holding        Fair
                                                                                 cost          gains         losses        value
                                                                              ----------    ----------    ----------    ----------
            Year ended 1996:
                U.S. government securities:
                    Maturing in one year or less                             $     2,081   $         3   $         -   $     2,084
                    Maturing between one and three years                          16,253             5            80        16,178
                State and municipal securities:
                    Maturing in one year or less                                   2,005            10             -         2,015
                    Maturing between one and three years                          16,058            47             1        16,104
                Corporate debt securities - Maturing between one and
                     three years                                                   4,004             -             -         4,004
                Marketable securities                                              6,051            18             -         6,069
                                                                              ----------    ----------    ----------    ----------
                                                                             $    46,452   $        83   $        81   $    46,454
                                                                              ==========    ==========    ==========    ==========
            Year ended 1995:
                U.S. government securities:
                    Maturing in one year or less                             $    17,734   $        35   $         -   $    17,769
                    Maturing between one and three years                          28,932           210             -        29,142
                State and municipal securities:
                    Maturing in one year or less                                   1,005             1             -         1,006
                    Maturing between one and three years                          28,194            85             8        28,271
                Corporate debt securities - Maturing between one and
                    three years                                                    5,418            34             -         5,452
                Mortgage-backed securities - maturing in one year or less          5,077             1             -         5,078
                                                                              ----------    ----------    ----------    ----------
                                                                             $    86,360   $       366   $         8   $    86,718
                                                                              ==========    ==========    ==========    ==========

        Long-term investment securities are summarized as follows:
                                                                                               Gross        Gross
                                                                                             unrealized   unrealized
                                                                                              holding       holding       Market
                                                                                 Cost          gains        losses         value
                                                                              ----------    ----------    ----------    ----------
            Year ended 1996:
                Marketable securities:
                    Iwerks Entertainment, Inc.                               $     2,000   $         -   $       868   $     1,132
                                                                              ==========    ==========    ==========    ==========

            Year ended 1995:
                Marketable securities:
                    Iwerks Entertainment, Inc.                               $     2,000   $       345   $     1,000   $     1,345
                    Adobe Systems, Inc.                                               19         3,073             -         3,092
                                                                              ----------    ----------    ----------    ----------
                                                                             $     2,019   $     3,418   $     1,000   $     4,437
                                                                              ==========    ==========    ==========    ==========

           EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)     MARKETABLE AND INVESTMENT SECURITIES (continued)
        ------------------------------------

        The Company has investments in nonmarketable securities of three companies in 1996 and one company in 1995. These investments are recorded at cost, adjusted for permanent impairment if necessary, and total $5,925 and $3,000 at December 27, 1996 and December 29, 1995, respectively.

        On December 27, 1996, the Company contributed all of the issued and outstanding capital stock of Portable Graphics, Inc., a wholly-owned subsidiary and $350 cash in exchange for 1,570,667 Class A Shares of Total Graphics Solution N.V. (TGS) and a warrant to purchase an additional 832,355 Class A Shares (note 19). The total shares purchased and available to purchase under the warrant represent 15 percent of the total outstanding common shares at the time of the transaction. The shares are not marketable. TGS develops and markets portable graphics software tools which provide hardware independence for application developers.

        On June 25, 1996, the Company purchased 70,782 shares of Series B Preferred Stock of Sense8 Corporation which is convertible to 70,782 common shares and represents less than 10 percent of the outstanding common shares and common equivalent shares. The shares are not marketable and are stated at cost. Sense8 Corporation designs and markets software development tools for the creation of virtual reality applications.

        On August 10, 1995, the Company purchased 109,259 common shares of Strata, Inc. (Strata) which represents less than 10 percent of the outstanding common shares. The shares are not marketable and are stated at cost. Strata is a developer of software tools for multimedia producers.

(3)     INVENTORIES
        -----------

        Inventories are summarized as follows:

                                                                 1996             1995
                                                              -----------      -----------
            Raw materials and supplies                       $      8,117     $      7,404
            Work-in-process                                        11,211            8,983
            Finished goods                                            874            2,594
                                                              -----------      -----------
                                                             $     20,202     $     18,981
                                                              ===========      ===========

           EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)     LONG-TERM CONTRACTS
        -------------------

        Comparative information with respect to uncompleted contracts are summarized as follows:

                                                                                                       1996             1995
                                                                                                   -----------      ----------
            Accumulated costs and estimated earnings on
                uncompleted contracts                                                             $   160,069      $   297,039
            Less billings                                                                             130,498          287,042
                                                                                                   -----------      ----------
                                                                                                  $    29,571      $     9,997
                                                                                                   ===========      ==========
            Costs and estimated earnings in excess of billings on
                uncompleted contracts                                                             $    34,166      $    15,052
            Billings in excess of costs and estimated earnings on
                uncompleted contracts                                                                  (4,595)          (5,055)
                                                                                                   -----------      ----------
                                                                                                  $    29,571      $     9,997
                                                                                                   ===========      ==========

(5)     PROPERTY, PLANT, AND EQUIPMENT
        ------------------------------

        The cost and estimated useful lives of property, plant, and equipment are summarized as follows:

                                                                                Estimated
                                                                              useful lives               1996             1995
                                                                             ---------------         ------------     ------------
            Land                                                                    -                $      1,436     $      1,436
            Buildings and improvements                                          40 years                   35,970           35,366
            Machinery and equipment                                           3 to 8 years                 74,005           66,427
            Office furniture and equipment                                       8 years                    2,052            1,849
            Construction-in-process                                                 -                       1,895            1,069
                                                                                                      -----------      -----------
                                                                                                          115,358          106,147
            Less accumulated depreciation and amortization                                                 72,687           65,292
                                                                                                      -----------      -----------
                                                                                                     $     42,671     $     40,855
                                                                                                      ===========      ===========

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

           EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)     NOTES PAYABLE TO BANKS
        ----------------------

        The following is a summary of notes payable to banks:

                                                                                             1996           1995
                                                                                           ---------      ---------
            Balance at end of year                                                        $    5,334     $     3,773
            Weighted average interest rate at end of year                                        7.5%            7.9%
            Maximum balance outstanding during the year                                   $    5,553     $     6,180
            Average balance outstanding during the year                                   $    4,833     $     4,390
            Weighted average interest rate during the year                                       7.6%            8.9%

        The average balance outstanding and weighted average interest rate are computed based on the outstanding balances and interest rates at month-end during each year.

        The Company has unsecured revolving line-of-credit agreements with foreign banks totaling $7,626 at December 27, 1996, of which approximately $2,476 was unused and available. The Company also has a $5,000 unsecured line of credit with a U.S. bank for which no amounts were outstanding at December 31, 1996 and 1995.

(7)     ACCRUED EXPENSES
        ----------------

        Accrued expenses consist of the following:

                                                                                            1996            1995
                                                                                          ----------      ----------
            Pension plan obligation (note 14)                                             $     3,781     $     2,153
            Compensation and benefits                                                           5,671           5,897
            Provision for CDRS expenses (note 19)                                                   -           2,414
            Other                                                                               4,481           4,385
                                                                                           ----------      ----------
                                                                                          $    13,933     $    14,849
                                                                                           ==========      ==========

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

        During 1995 and 1994, the Company repurchased $2,360 and $16,691, respectively, of convertible debentures on the open market. These purchases resulted in extraordinary gains of approximately $536 and $2,974 in 1995 and 1994, respectively. These extraordinary gains are shown net of income taxes in the accompanying consolidated statements of operations.

           EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)     INCOME TAXES
        ------------
        Components of income tax expense (benefit) attributable to income
        (loss) from continuing operations:

                                                                                                            Share and
                                                                                                              stock
                                                                                                             option
                                                                         Current           Deferred          benefit        Total
                                                                      -----------      ---------------    -------------   ----------

            1996:
                Federal                                              $      3,130      $       1,200      $       595     $   4,925
                State                                                         474                182               96           752
                                                                      ------------      -------------      ----------      --------
                                                                     $      3,604      $       1,382      $       691     $   5,677
                                                                      ============      =============      ==========      ========
            1995:
                Federal                                              $     11,085      $         202      $         -     $  11,287
                State                                                       1,654                 31                -         1,685
                Foreign                                                       124                  -                -           124
                                                                      ------------      -------------      ----------      --------
                                                                     $     12,863      $         233      $         -     $  13,096
                                                                      ============      =============      ==========      ========
            1994:
                Federal                                              $     (4,505)     $      (1,086)     $       188     $  (5,403)
                State                                                        (636)              (167)              29          (774)
                Foreign                                                       352                  -                -           352
                                                                      ------------      -------------      ----------      --------
                                                                     $     (4,789)     $      (1,253)     $       217     $  (5,825)
                                                                      ============      =============      ==========      ========


        The actual tax expense differs from the expected tax expense (benefit) as computed by applying the U.S. federal statutory tax rate of 34 percent for 1996 and 1994 and 35 percent for 1995 as a result of the following:

                                                                                           1996               1995           1994
                                                                                       ------------        -----------     ---------
            Tax at U.S. federal statutory rate                                        $      5,450        $     11,753    $  (3,871)
            Research  and  development  and  foreign tax credits                                 -                (124)        (226)
            Foreign taxes                                                                        -                 124          352
            Losses (gains) of foreign subsidiaries                                            (165)                217       (1,461)
            Earnings of foreign sales corporation                                             (368)               (344)        (123)
            State taxes (net of federal income tax benefit)                                    496               1,075         (511)
            Other, net                                                                         264                 395           15
                                                                                       ------------        -----------     --------
                                                                                      $      5,677        $     13,096    $  (5,825)
                                                                                       ============        ===========     ========

           EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)     INCOME TAXES (continued)
        ------------

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 27, 1996 and December 29, 1995, are presented below:

                                                                                    Domestic                        Foreign
                                                                            ------------------------       ------------------------
                                                                                1996         1995             1996          1995
                                                                             ----------   ----------       ----------    ----------
           Deferred tax assets:
               Warranty, vacation, and other accruals                        $   1,839    $   3,347       $        -     $       -
               Inventory reserves and other inventory-related
                  temporary basis differences                                    2,067        2,381                -             -
               Pension accrual                                                     992          558                -             -
               Long-term contract related temporary differences                    461          824                -             -
               Net operating loss carryforwards                                    147          479            2,276         2,276
               Unrealized loss on marketable equity securities                     325            -                -             -
               Other                                                               324          344                -             -
                                                                             ----------   ----------       ----------    ---------
                       Total gross deferred tax assets                           6,155        7,933            2,276         2,276

                       Less valuation allowance                                    189          520            2,276         2,276
                                                                             ----------   ----------       ----------    ---------

                       Total deferred tax assets                                 5,966        7,413                -             -
                                                                             ----------   ----------       ----------    ---------

           Deferred tax liabilities:

               Plant and equipment, principally due to differences in
                  depreciation and capitalized interest                           (993)      (1,549)               -             -
               Unrealized gain on marketable equity securities                       -       (1,041)               -             -
               Other                                                              (246)         (81)               -             -
                                                                             ----------   ----------       ----------    ---------
                       Total gross deferred tax liabilities                     (1,239)      (2,671)               -             -
                                                                             ----------   ----------       ----------    ---------
                       Net deferred tax asset                                $   4,727    $   4,742        $       -     $       -
                                                                             ==========   ==========       ==========    =========


                                                                                1996         1995
                                                                             ----------   ----------

           Net current deferred tax asset                                    $   4,841    $   6,645
           Net noncurrent deferred tax liability                                  (114)      (1,903)
                                                                             ----------   ----------
                       Net deferred tax asset                                $   4,727    $   4,742
                                                                             ==========   ==========

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

(10)    STOCK OPTION, PURCHASE, AND BONUS PLANS
        ---------------------------------------

        Stock Option Plans - Under two fixed option plans, the Company grants
        ------------------
        options to officers and employees to acquire shares of the Company's common stock at a purchase price equal to the fair market value on the date of grant. Options generally vest ratably over three years and expire ten years from date of grant. The Company grants options to its directors under its Director Plan. Option grants are limited to 10,000 shares per director in each fiscal year. Options generally vest ratably over four years and expire ten years from the date of grant. Shareholders authorized an additional 150,000 and 350,000 shares to be granted under the plans during 1996 and 1995, respectively. In addition, 180,000 authorized shares from the stock bonus plan were transferred to the stock option plan during 1995 and the stock bonus plan was eliminated. At December 27, 1996, 308,000 shares of common stock were authorized and reserved for issuance, but were not granted. A summary of activity follows (shares in thousands):

                                                 1996                              1995                              1994
                                     ---------------------------    ----------------------------     -------------------------------
                                                     Weighted-                        Weighted-
                                                      average                         average
                                      Number of       exercise        Number of       exercise       Number of          Exercise
                                        shares          price           shares         price           shares             price
                                     -----------   -------------     ----------     ------------     -----------     ---------------

          Options outstanding at
               beginning of year              842  $    14.45                815   $    13.22                 895    $15.25 to 23.00

          Options granted                     724       21.32                291        16.93               1,173     12.22 to 19.94

                                     ------------                    -----------                     ------------

                                            1,566                          1,106                            2,068
                                      -----------                    -----------                      -----------
          Options exercised                   169       13.44                139        13.71                 173     15.60 to 18.00
          Options canceled                     88       18.20                125        13.00               1,080     13.60 to 23.00
                                      -----------                    -----------                      -----------
                                              257                            264                            1,253
                                      -----------                    -----------                      -----------

          Options outstanding
               at  end of  year             1,309  $    18.14                842   $    14.45                 815    $12.22 to 19.94
                                      ===========                    ===========                      ===========
          Options  exercisable
             at end of  year                  271  $    14.67                312   $    13.78                 333    $12.22 to 19.94
                                      ===========                    ===========                      ===========

          Weighted-average
              fair value of
              options granted
              during the year                      $    7.15                       $    5.65

           EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10)    STOCK OPTION, PURCHASE, AND BONUS PLANS (continued)
        ---------------------------------------

        The following table summarizes information about fixed stock options outstanding at December 27, 1996 (options in thousands):

                                                     Options outstanding                                 Options exercisable
                                 ----------------------------------------------------------    -------------------------------------
                                       Number          Weighted-average
                Range of                out-               remaining       Weighted-average           Number        Weighted-average
                exercise            standing at           contractual          exercise           exercisable at        exercise
                 prices          December 27, 1996           life               price            December 27, 1996       price
            -----------------    -----------------    -----------------    ----------------     ------------------   ---------------
          $   12.22 -  12.25                   312          7.99                  $12.24                      133            $12.23
              13.22 -  15.25                   151          8.40                   14.96                       46             14.94
              15.39 -  20.50                   169          7.00                   19.00                       92             18.06
              20.75 -  20.88                   411          9.12                   20.87                        -                 -
              21.00 -  25.25                   266          9.56                   22.12                        -                 -
                                 =================                                              -----------------
              12.22 -  25.25                 1,309          8.58                   18.14                      271             14.67
                                 =================                                              =================

        The Company accounts for these plans under APB 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net earnings and earnings per share would have been changed to the following pro forma amounts:

                                                                                                         1996             1995
                                                                                                      ---------       -----------
         Net earnings                                              As reported                      $   10,352      $    20,811
                                                                   Pro forma                             8,570           20,319

         Primary earnings per share                                As reported                            1.12             2.41
                                                                   Pro forma                              0.96             2.35

         Fully-diluted earnings per share                          As reported                            1.11             2.31
                                                                   Pro forma                              0.92             2.26

        Pro forma net earnings reflects only options granted in 1996 and 1995. Therefore, the effect that calculating compensation cost for stock-based compensation under SFAS 123 has on the pro forma net earnings as shown above may not be representative of the effects on reported net earnings for future years.

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 6.1 percent and 5.7 percent; expected dividend yields of 0 percent; expected lives of 3.3 years; and expected volatility of 49 percent.

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

           EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)    LEASES
        ------
        The Company leases certain of its buildings and related improvements to third parties under noncancelable operating leases. Cost and accumulated depreciation of the leased buildings and improvements at December 27, 1996 were $8,079 and $2,370, respectively. Rental income for all operating leases for 1996, 1995 and 1994 were $770, $431 and $150, respectively.

        The Company occupies real property and uses certain equipment under lease arrangements which are accounted for primarily as operating leases. Rental expenses for all operating leases for 1996, 1995 and 1994 were $1,506, $1,770 and $1,897, respectively.

        At December 27, 1996, the future minimum rental income and commitment under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                                                                                     Rental
                                                                                                    Rental           commit
                                                                                                    income           -ment
                                                                                                 ----------        ---------
            Fiscal year(s):
                1997                                                                            $      873       $    1,497
                1998                                                                                   783            1,164
                1999                                                                                   759              918
                2000                                                                                   751              776
                2001                                                                                   731              776
                Thereafter                                                                           3,849            7,726
                                                                                                 ----------       ---------
                                                                                                $    7,746       $   12,857
                                                                                                 ==========       =========

(12)    INDUSTRY SEGMENT AND FOREIGN OPERATIONS
        ---------------------------------------

        The Company operates in a single industry segment, the visual simulation and computer graphics marketplace. A summary of operations by geographic area follows:

                                                                                          1996            1995            1994
                                                                                       -----------     -----------     -----------
            Net sales:
                U.S. operations                                                       $    121,759    $    110,004    $    107,477
                European operations                                                         16,625           4,618           6,813
                Eliminations                                                                (7,820)         (1,428)         (1,200)
                                                                                       -----------     -----------     -----------
                    Total net sales                                                   $    130,564    $    113,194    $    113,090
                                                                                       ===========     ===========     ===========

            Operating earnings (loss):
                U.S. operations                                                       $      9,943    $     25,866    $    (14,490)
                European operations                                                          1,730          (2,953)         (2,436)
                Eliminations                                                                  (154)            194             414
                                                                                       -----------     -----------     -----------
                    Total operating earnings (loss)                                   $     11,519    $     23,107    $    (16,512)
                                                                                       ===========     ===========     ===========

           EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)    INDUSTRY SEGMENT AND FOREIGN OPERATIONS (continued)
        ---------------------------------------

                                                                                          1996            1995            1994
                                                                                       -----------     -----------     -----------
            Identifiable assets:
                U.S. operations                                                       $    120,466    $     94,233    $    104,773
                European operations                                                         14,547           3,483           3,694
                Eliminations                                                                  (159)              -            (216)
                                                                                       -----------     -----------     -----------
                    Total identifiable assets                                              134,854          97,716         108,251
                Corporate assets                                                            76,037         113,286          72,513
                                                                                       -----------     -----------     -----------
                        Total assets                                                  $    210,891    $    211,002    $    180,764
                                                                                       ===========     ===========     ===========

        Transfers between geographic areas are accounted for at market price and intercompany profit is eliminated in consolidation. Operating earnings
        (loss) are total sales less operating expenses. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area. Corporate assets are principally cash, marketable securities, and long-term investments.

(13)    SALES TO FOREIGN AND MAJOR CUSTOMERS
        ------------------------------------

        Sales to foreign customers are summarized as follows:

                                                                                            1996          1995          1994
                                                                                         ---------     ---------     ---------
            Sales to foreign end-users:
                Europe (excluding Great Britain)                                        $   26,621    $   16,801    $   18,499
                Pacific Rim                                                                 44,262        13,888         6,988
                Great Britain                                                               13,913        11,612         9,250
                Other                                                                        3,572         2,202         3,160
                                                                                         ---------     ---------     ---------
                        Total                                                           $   88,368    $   44,503    $   37,897
                                                                                         =========     =========     =========

        Customers comprising 10 percent or greater of the Company's net sales are summarized as follows:

                                                                                            1996          1995          1994
                                                                                         ---------     ---------     ---------
                Thomson Training & Simulation Ltd.                                            12%            4%            7%
                Hughes Training Incorporated                                                  11%           10%            6%
                Rikei Corporation                                                             11%            8%            1%
                Loral Corporation                                                              5%           30%           23%

        The Company's products are sold to agencies of the United States Government through prime contractors or subcontractors thereof. The percentage of net sales to total sales attributed to the U.S. Government either directly or through prime contractors or subcontractors for 1996, 1995 and 1994 was 20 percent, 48 percent, and 45 percent, respectively, of which 6 percent, 34 percent, and 20 percent are also included as sales to the customers above.

           EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14)    EMPLOYEE BENEFIT PLANS
        ----------------------

        Pension Plan (Plan) - The Company has a defined benefit pension plan
        -------------------
        covering substantially all employees who have attained age 21 with service in excess of one year. Benefits at normal retirement age (65) are based upon the employee's years of service and the employee's highest compensation for any consecutive five of the last ten years of employment. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes.

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

        Net annual Plan and SERP expense is summarized as follows:

                                                                        1996                            1995
                                                              -------------------------       -------------------------    1994
                                                                 Plan          SERP              Plan          SERP        Plan
                                                              ----------     ----------       ----------     ----------  ---------
            Benefits for services rendered during the year    $    1,989     $      265       $    1,594     $       91  $    2,549
            Interest on projected benefit obligation               1,776             98            1,763             44       1,979
            Actual return on plan assets                          (3,546)             -           (4,978)             -         427
            Net amortization and deferral                            875             86            2,419             36      (2,790)
                                                              ----------     ----------       ----------     ----------  ----------
                                                              $    1,094     $      449       $      798     $      171  $    2,165
                                                              ==========     ==========       ==========     ==========  ==========

        The following assumptions were used in accounting for the Plan and SERP at the end of each year:

                                                                                            1996           1995         1994
                                                                                         ----------     ----------   ----------
            Discount rates used in determining benefit obligations                         7.50%          7.00%        8.50%

            Rates of increase in compensation levels                                       4.50           4.50         4.50

            Expected long-term rate of return on plan assets                               9.00           9.00         9.00

           EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14)    EMPLOYEE BENEFIT PLANS (continued)
        ----------------------

        The following summarizes the funded status and amounts recognized in the Company's consolidated financial statements:

                                                                            1996                            1995
                                                      ---------------------------     ----------------------------        1994
                                                          Plan            SERP           Plan             SERP           Plan
                                                      -----------     -----------     -----------      -----------    ----------
        Actuarial present value of benefit
         obligations:
            Vested benefits                          $   (15,033)    $         -     $   (16,183)     $         -     $   (11,231)
            Nonvested benefits                              (610)         (1,136)           (732)            (900)           (735)
                                                      -----------     -----------     -----------      -----------     -----------
        Accumulated benefit obligation                   (15,643)         (1,136)        (16,915)            (900)        (11,966)
        Effect of projected future
           salary increases                              (10,135)           (620)        (12,548)            (503)         (8,801)
                                                      -----------     -----------     -----------      -----------     -----------
        Projected benefit obligation                     (25,778)         (1,756)        (29,463)          (1,403)        (20,767)
        Plan assets at fair value                         32,912               -          29,174                -          24,619
                                                      -----------     -----------     -----------      -----------     -----------
        Projected  benefit  obligation below (in
           excess of) plan assets                          7,134          (1,756)           (289)          (1,403)          3,852

        Unrecognized net gain                             (9,116)              -          (1,657)             138          (6,858)
        Unrecognized prior service cost                     (440)          1,136            (512)           1,094            (547)
        Unrecognized net transition
         obligation                                          397               -             476                -             555
                                                      -----------     -----------     -----------      -----------     -----------
        Accrued pension plan obligation                   (2,025)           (620)         (1,982)            (171)         (2,998)

        Additional minimum liability                           -          (1,136)              -                -               -
                                                      -----------     -----------     -----------      -----------     -----------
                    Total liability                  $    (2,025)    $    (1,756)    $    (1,982)     $      (171)    $    (2,998)
                                                      ===========     ===========     ===========      ===========     ===========

        The additional minimum liability is offset by an equal intangible asset recorded in other assets in the consolidated financial statements.

        Deferred Savings Plan - The Company has a deferred savings plan which
        ---------------------
        qualifies under Section 401(k) of the Internal Revenue Code. The plan covers all employees of the Company who have at least one year of service and who are age 18 or older. The Company makes matching contributions of 50 percent of each employee's contribution not to exceed six percent of the employee's compensation. The Company's contributions to this plan for 1996, 1995 and 1994 were $948, $836 and $1,064, respectively.

        Life Insurance - In 1995, the Company purchased company-owned life
        --------------
        insurance policies insuring the lives of certain active employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as supplemental retirement. At December 27, 1996 and December 29, 1995, the investment in the policies was $643 and $294, respectively, and net life insurance expense was $91 and $57 for 1996 and 1995, respectively.

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

        In connection with this preferred stock, the Company issued one warrant to each common stockholder that would be exercisable contingent upon certain conditions and would allow the holder to purchase 1/100th of a preferred share per warrant. The warrants attached to the shares outstanding on November 30, 1988 and to all new shares issued after that date; the warrants outstanding at December 27, 1996 and December 29, 1995 are equal to the shares outstanding of 9,056,871 and 8,715,320, respectively. At December 27, 1996 and December 29, 1995, the warrants were not exercisable and no shares of preferred stock have been issued.

(16)    DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
        ---------------------------------------------------------

        The carrying amount of cash and cash equivalents, receivables, notes payable to bank, accounts payable, and accrued expenses approximates fair value because of their short maturity.

        The fair value of the Company's long-term debt instruments ($15,498 at December 27, 1996) is based on quoted market prices.

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

(19)    BUSINESSES SOLD, ACQUIRED, AND SPIN-OFF
        ---------------------------------------

        On December 27, 1996, the Company contributed all of the issued and outstanding capital stock of Portable Graphics, Inc., a wholly-owned subsidiary, and paid $100 cash in exchange for 1,570,667 Class A Shares of Total Graphics Solution N.V. (TGS) pursuant to Section 351(a) of the Internal Revenue Code of 1986, whereby the Company immediately thereafter had control of the TGS Class A Shares. Based upon an independent valuation of TGS, the Company has recorded its investment in TGS at $1,250. In addition, the Company paid TGS $250 in exchange for a warrant to purchase an additional 832,355 Class A Shares at a price of $1.40 per share. The warrant expires on the earlier of December 27, 2001 or the effective date of an underwritten public offering of the capital stock of TGS. The cost of the warrant has been recorded in investment securities in the consolidated financial statements.

        On March 20, 1996, the Company acquired Terabit Computer Specialty Company, Inc. (Terabit). Terabit, established in 1979, developed, marketed and supported simulated cockpit instruments and other airborne electronics displays used in training simulators for military and commercial aircraft. To effect the acquisition, 149,215 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Terabit. The acquisition was accounted for using the pooling of interests method. However, due to immateriality, the Company's financial information has not been restated to include the accounts and operations of Terabit prior to January 1, 1996.

        On April 12, 1995, the Company sold its CDRS business unit to Parametric Technology Corporation (PTC), a Massachusetts Corporation. The proceeds from the sale net of direct expenses of $1,591 was approximately $31,488 resulting in a gain of $23,506 summarized as follows:

                 Proceeds                                                                                      $     31,488
                 Assets and liabilities sold:
                     Accounts receivable                                                       $       (961)
                     Inventory                                                                         (466)
                     Net property, plant, and equipment                                              (1,228)
                     Liabilities                                                                        387          (2,268)
                                                                                                -----------
                 Provision for expenses                                                                              (2,414)
                 Write-off of inventory                                                                              (3,300)
                                                                                                                ============
                                                                                                               $     23,506
                                                                                                                ============

           EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(19)    BUSINESSES SOLD, ACQUIRED, AND SPIN-OFF (continued)
        ---------------------------------------

        On October 3, 1995 and on November 21, 1994, the Company acquired all of the outstanding common stock of Xionix Simulation, Inc. (Xionix) and Portable Graphics, Inc. (PGI) for $1,080 and $1,300, respectively. Xionix manufactures low-cost flight-system trainers and PGI is involved in software development. These business combinations were accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. Operations of Xionix and PGI are included in the accompanying consolidated financial statements from the date of acquisition, and are not material in relation to the Company's consolidated financial statements; pro forma financial information has therefore not been presented. The Company allocated $705 of the Xionix purchase price to in-process research and development which has no alternative future use and this amount was written off during 1995.

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



                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   FORM 10-K

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

           Information regarding directors of the Company is incorporated by reference from "Election of Directors" in the 1996 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 22, 1997.

           Information required by item 405 of Regulation S-K is incorporated by reference from "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1996 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 22, 1997.

           Information concerning current executive officers of the Company is incorporated by reference to the section in Part I hereof found under the caption "Executive Officers of the Registrant".

ITEM 11.   EXECUTIVE COMPENSATION

           Information regarding this item is incorporated by reference from "Executive Compensation" in the 1996 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 22, 1997.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Information regarding this item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the 1996 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 22, 1997.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information regarding this item is incorporated by reference from "Executive Compensation - Summary Compensation Table", "Report of the Compensation and Stock Options Committee of the Board of Directors", and "Termination of Employment and Change of Control Arrangements", in the 1996 Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 22, 1997.

                                   FORM 10-K

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be included in this report:

1.         Financial Statements - Included in Part II, Item 8 of this report:
           --------------------

           Report of Management

           Report of Independent Auditors

           Consolidated Balance Sheets - December 27, 1996 and December 29,
           1995.

           Consolidated Statements of Operations - Years ended December 27, 1996, December 29, 1995, and December 30, 1994.

           Consolidated Statements of Stockholders' Equity - Years ended December 27, 1996, December 29, 1995, and December 30, 1994.

           Consolidated Statements of Cash Flows - Years ended December 27, 1996, December 29, 1995, and December 30, 1994.

           Notes to Consolidated Financial Statements - Years ended December 27, 1996, December 29, 1995, and December 30, 1994.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

3.         Exhibits (Continued)
           --------
           10.2      1989 Stock Option Plan for Non-employee Directors, filed as
                     Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1989, and incorporated herein by this reference.

           10.3      The Company's 1991 Employee Stock Purchase Plan, filed as
                     Exhibit 4.1 to the Company's Registration Statement on Form S-8, SEC File No. 33-39632, and incorporated herein by this reference.

           10.4 Employment Agreement dated November 17, 1994, between the Company and Mr. Gary E. Meredith, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1994, and incorporated herein by this reference.

           10.5 Employment Agreement dated November 29, 1994, between the Company and Mr. James R. Oyler, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1994, and incorporated herein by this reference.

           10.6 The Company's 1995 Long-Term Incentive Equity Plan, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995, and incorporated herein by this reference.

           10.7 Asset Purchase Agreement dated March 1, 1995, between the Company and Parametric Technology Corporation as to E&S' divestiture of its Design Software group (CDRS), filed as
                     Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995, and incorporated herein by this reference.

           10.8      The Company's Executive Savings Plan, filed as Exhibit
                     10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995, and incorporated herein by this reference.

           10.9      The Company's Supplemental Executive Retirement Plan
                     (SERP), filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995, and incorporated herein by this reference.

           23.1      Consent of Independent Accountants.

           24.1 Powers of Attorney for Messrs. Stewart Carrell, Henry N. Christiansen, Peter O. Crisp, John T. Lemley, Gary E. Meredith, James R. Oyler, Ivan E. Sutherland, and John E. Warnock.

                     No reports on Form 8-K were filed during the fourth quarter of the year ended December 27, 1996.

TRADEMARKS USED IN THIS FORM 10-K

           DIGISTAR II, E&S, EaSIEST, ESIG, Evans & Sutherland, Harmony, Integrator NT, Liberty, MindSet, REALimage, StarRider, and Universal 3D are trademarks or registered trademarks of Evans & Sutherland Computer Corporation. All other product, service, or trade names or marks are the properties of their respective owners.

                                                                     Schedule II
                                                                     -----------

           EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

    Years ended December 27, 1996, December 29, 1995, and December 30, 1994

                            (Dollars in thousands)

                                              Balance at         Additions charged           Receivables
                                             beginning of           to cost and            charged against        Balance at end
Allowance for doubtful receivables               year                 expenses                allowance               of year
----------------------------------         -----------------     -------------------     --------------------    ------------------
Year ended December 27, 1996                 $        172            $        335           $        (56)           $        563
                                              ===========             ===========            ===========             ===========
Year ended December 29, 1995                 $        144            $        158           $        130            $        172
                                              ===========             ===========            ===========             ===========
Year ended December 30, 1994                 $        406            $         99           $        361            $        144
                                              ===========             ===========            ===========             ===========
                                              Balance at         Additions charged       Costs incurred for
                                             beginning of           to cost and           product warranty        Balance at end
Warranty reserve                                 year                 expenses               provisions               of year
----------------                           -----------------     -------------------     --------------------    ------------------
Year ended December 27, 1996                 $         848           $        673           $         713           $        808
                                              ============            ===========            ============            ===========
Year ended December 29, 1995                 $         876           $        470           $         498           $        848
                                              ============            ===========            ============            ===========
Year ended December 30, 1994                 $       1,600           $        348           $       1,072           $        876
                                              ============            ===========            ============            ===========
Deferred tax asset valuation                   Balance at
----------------------------                  beginning of          Additions and           Charges against      Balance at end
allowance                                         year               adjustments               allowance             of year
---------                                   ----------------    --------------------     --------------------    -----------------
Year ended December 27, 1996       Domestic  $        520           $          -            $        331           $        189
                                              ===========            ===========             ===========            ===========
                                    Foreign  $      2,276           $          -            $          -           $      2,276
                                              ===========            ===========             ===========            ===========
Year ended December 29, 1995       Domestic  $        520           $          -            $          -           $        520
                                              ===========            ===========             ===========            ===========
                                    Foreign  $      2,276           $          -            $          -           $      2,276
                                              ===========            ===========             ===========            ===========
Year ended December 30, 1994       Domestic  $        560           $        (40)           $          -           $        520
                                              ===========            ===========             ===========            ===========
                                    Foreign  $      1,802           $        474            $          -           $      2,276
                                              ===========            ===========             ===========            ===========

                                  SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

March 27, 1997       By:                       /s/
                        -------------------------------------------------
                                    JAMES R. OYLER, PRESIDENT

           Pursuant to the requirements of the Securities and Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        /s/                         *        Chairman of the                               March 27, 1997
----------------------------------------------------         Board of Directors
STEWART CARRELL

                        /s/                                  Director and President                        March 27, 1997
----------------------------------------------------         (Chief Executive Officer)
JAMES R. OYLER

                        /s/                                  Vice President and Chief                      March 27, 1997
----------------------------------------------------         Financial Officer
JOHN T. LEMLEY                                               (Principal Financial Officer)

                        /s/                                  Vice President and                            March 27, 1997
----------------------------------------------------         Corporate Controller
MARK C. MCBRIDE                                              (Principal Accounting Officer)


                        /s/                         *        Director                                      March 27, 1997
----------------------------------------------------
HENRY N. CHRISTIANSEN

                        /s/                         *        Director                                      March 27, 1997
----------------------------------------------------
PETER O. CRISP

                        /s/                         *        Director                                      March 27, 1997
----------------------------------------------------
IVAN E. SUTHERLAND

                        /s/                         *        Director                                      March 27, 1997
----------------------------------------------------
JOHN E. WARNOCK




By:                     /s/                       *                                                        March 27, 1997
   -------------------------------------------------
             GARY E. MEREDITH
             Attorney-in-Fact