Form 10-Q
period 1997-03-28
EVANS & SUTHERLAND COMPUTER CORP
filed 1997-05-12
CIK 276283

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                       --------------------------------
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 28, 1997 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ________ to ________


                         COMMISSION FILE NUMBER 0-8771

                      -----------------------------------

                    EVANS & SUTHERLAND COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)


              UTAH                                87-0278175
       (State or other jurisdiction of            (I.R.S.  Employer
       incorporation or organization)             Identification No.)


600 KOMAS DRIVE, SALT LAKE CITY, UTAH                 84108
   (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code:  (801) 588-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                   Outstanding Shares at May 2, 1997
   ----------------------------         ---------------------------------

   COMMON STOCK, $0.20 PAR VALUE                      9,079,704

                                   FORM 10-Q

                    EVANS & SUTHERLAND COMPUTER CORPORATION

                          QUARTER ENDED MARCH 28, 1997



                                                                        PAGE NO.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Statements of Operations - Three Months
           Ended March 28, 1997 and March 29, 1996                           3

         Condensed Consolidated Balance Sheets - March 28, 1997 and
           December 27, 1996                                                 4

         Condensed Consolidated Statements of Cash Flows - Three
           Months Ended March 28, 1997 and March 29, 1996                    5

         Notes to Condensed Consolidated Financial Statements                6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                7



                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   10


SIGNATURE PAGE                                                              10

                        PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands except per share amounts)

                                               Three Months Ended
                                            -----------------------
                                            March 28,     March 29,
                                              1997          1996
                                            ---------     ---------
Net sales                                   $ 33,642      $ 26,686

Cost of sales                                 18,514        14,192
                                            --------      --------

  Gross profit                                15,128        12,494
                                            --------      --------

Expenses:

  Marketing, general and administrative        7,844         6,684

  Research and development                     5,846         5,319
                                            --------      --------

    Total expenses                            13,690        12,003
                                            --------      --------

    Operating earnings                         1,438           491

Other income, net                                577           726
                                            --------      --------

    Earnings before income taxes               2,015         1,217

Income tax expense                               604           462
                                            --------      --------

  Net earnings                              $  1,411      $    755
                                            ========      ========

Earnings per share (note 1):
  Primary                                   $   0.15      $   0.08
  Fully diluted                             $   0.15      $   0.08

Weighted average common and dilutive
  common equivalent shares outstanding
    Primary                                    9,440         9,032
    Fully diluted                              9,456         9,081

    See accompanying notes to condensed consolidated financial statements.

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands except share data)

                                            March 28,     December 27,
                                              1997           1996
                                            ---------     ------------
                                           (Unaudited)
Assets
------

Current assets:
  Cash and cash equivalents                 $ 12,519        $ 16,521
  Marketable securities                       51,297          46,454
  Accounts receivable, less allowance
    for doubtful receivables of $588
    in 1997 and $563 in 1996                  32,418          34,842
  Inventories (note 2)                        21,753          20,202
  Costs and estimated earnings in excess
    of billings on uncompleted contracts      34,725          34,166
  Deferred income taxes                        5,331           4,841
  Prepaid expenses and deposits                2,539           2,187
                                            --------        --------
      Total current assets                   160,582         159,213

Property, plant, and equipment, at cost      117,972         115,358
  Less accumulated depreciation and
    amortization                              74,792          72,687
                                            --------        --------
      Net property, plant, and equipment      43,180          42,671

Investment securities                          6,899           7,057
Other assets                                   1,944           1,950
                                            --------        --------
      Total assets                          $212,605        $210,891
                                            ========        ========

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Notes payable to banks                    $  4,356        $  5,334
  Accounts payable                             4,177           6,370
  Accrued expenses                            14,129          13,933
  Customer deposits                            5,155           2,058
  Income taxes payable                           244               -
  Billings in excess of costs and estimated
    earnings on uncompleted contracts          4,393           4,595
                                            --------        --------
      Total current liabilities               32,454          32,290

Long-term debt                                18,015          18,015
Deferred income taxes                             -              114

Stockholders' equity:
  Common stock, $.20 par value; authorized
    30,000,000 shares; issued and
    outstanding 9,077,365 shares at March
    28, 1997 and 9,056,871 shares at
    December 27, 1996                          1,815           1,811
  Additional paid-in capital                   9,012           8,639
  Retained earnings                          151,907         150,496
  Net unrealized loss on marketable
    securities                                  (832)           (541)
  Cumulative translation adjustment              234              67
                                            --------        --------
      Total stockholders' equity             162,136         160,472
                                            --------        --------
      Total liabilities and stockholders'
        equity                              $212,605        $210,891
                                            ========        ========

    See accompanying notes to condensed consolidated financial statements.

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                (In thousands)

                                                   Three Months Ended
                                                -----------------------
                                                March 28,     March 29,
                                                   1997         1996
                                                ---------     ---------
Net cash provided by (used in) operating
  activities                                    $  3,969      $(15,606)

Cash flows from investing activities:

  Capital expenditures                            (2,851)       (1,857)

  Purchase of marketable securities               (9,211)      (30,357)

  Proceeds from sale of marketable
    securities                                     4,131        43,353
                                                 -------       -------
    Net cash provided by (used in)
      investing activities                        (7,931)       11,139

Cash flows from financing activities:

  Net proceeds from issuance of common stock         377           573

  Net borrowings (payments) under line of
    credit agreement                                (616)        1,043

  Other                                                -           243
                                                 -------       -------
    Net cash provided by (used in)
      financing activities                          (239)        1,859

Effect of foreign exchange rate
  changes on cash                                    199            51
                                                 -------       -------
Net decrease in cash and cash equivalents         (4,002)       (2,557)

Cash and cash equivalents at
  beginning of year                               16,521         5,023
                                                 -------       -------
  Cash and cash equivalents at end of period     $12,519       $ 2,466
                                                 =======       =======

Supplemental disclosures of cash flow information


  Cash paid during the period for:

    Interest                                     $   607       $   609
    Income taxes                                 $    17       $10,292

    See accompanying notes to condensed consolidated financial statements.

                    EVANS & SUTHERLAND COMPUTER CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)



   1.  SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation
   ---------------------

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. This report on Form 10-Q for the three months ended March 28, 1997 should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 27, 1996.

   The accompanying unaudited condensed consolidated balance sheets and statements of operations and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of operations for the interim period ended March 28, 1997 are not necessarily indicative of the results to be expected for the full year.

   The Company has changed its fiscal year end from the last Friday in December to a calendar year end.

   Earnings Per Share
   ------------------

   Earnings per share is computed based on the weighted average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents. Fully diluted earnings per share for the quarters ended March 28, 1997 and March 29, 1996 were not materially different from primary earnings per share.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 establishes a different method of computing earnings per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic earnings per share and diluted earnings per share. Basic earnings per share is expected to be higher than the currently presented primary earnings per share as the effect of dilutive stock options will not be considered in computing basic earnings per share. Diluted earnings per share is expected to be comparable or slightly lower than the currently presented primary earnings per share.

   The Company plans to adopt SFAS 128 in its fiscal fourth quarter and at that time all historical earnings per share data presented will be restated to conform to the provisions of SFAS 128.

   2.    INVENTORIES

   Inventories consist of the following:

                                                        March 28,   December 27,
                                                          1997          1996
                                                       -----------  ------------
                                                       (Unaudited)
   Raw materials and supplies                             $ 7,167        $ 8,117
   Work-in-process                                         13,234         11,211
   Finished Goods                                           1,352            874
                                                          -------        -------

                                                          $21,753        $20,202
                                                          =======        =======

   4.  STOCK REPURCHASE PROGRAM

   On September 19, 1996, the Company announced that its board of directors had authorized the repurchase of up to 500,000 shares of its common stock, either in the open market or in private transactions. As of May 2, 1997, the Company has repurchased 95,000 shares since the announcement of the repurchase program.

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

OVERVIEW
--------

Evans & Sutherland Computer Corporation (E&S or the Company) develops and manufactures hardware and software for visual systems that produce vivid and highly realistic 3D (three-dimensional) graphics and synthetic environments. The Company's product offerings include a full range of high-performance visual systems for simulation, training, and virtual reality applications, as well as graphic accelerator products for workstations and personal computers.

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

     Core businesses:

     . Government Simulation provides visual systems for flight and ground
       ---------------------
       training and related services to U.S. and international armed forces, NASA, and aerospace companies.

     . Commercial Simulation is the world's leading independent supplier of
       ---------------------
       visual systems for flight simulators for commercial airline pilot training.

     . Display Systems provides a complete suite of avionics displays for
       ---------------
       cockpit and flight training.

     New business start-ups:

     . Desktop Graphics provides graphic accelerator technology for the world's
       ----------------
       leading workstation manufacturers and NT-based personal computers.

     . Digital Studio provides virtual studio products and services for digital
       --------------
       content production in the television, film, video, corporate training, and multimedia industries.

     . Entertainment and Education is the world's leading supplier of digital
       ---------------------------
       planetarium projection systems, and provides virtual reality experiences for location-based entertainment centers, including entertainment simulators.

RESULTS OF OPERATIONS
---------------------

The following table summarizes changes in operations for the periods indicated and presents the percentage of increase (decrease) by listed items compared to the indicated prior period (unaudited):

                                                                Quarters
                                                          Ended March 28, 1997
                                                           and March 29, 1996
                                                         ---------------------
                                                               (Unaudited)

Net Sales                                                    $6,956       26.1%
Cost of Sales                                                 4,322       30.5%
                                                         ----------

          Gross Profit                                        2,634       21.1%
                                                         ----------

Expenses:
     Marketing, general & administrative                      1,160       17.4%
     Research & development                                     527        9.9%
                                                         ----------

          Total expenses                                      1,687       14.1%
                                                         ----------

          Operating earnings                                    947      192.9%

Other income, net                                              (149)     (20.5%)
                                                         ----------

          Earnings before income taxes                          798       65.6%

Income tax expense                                              142       30.7%
                                                         ----------

          Net earnings                                       $  656       86.9%
                                                         ==========

SALES
-----

Sales for the first quarter of 1997 increased 26.1% to $33.6 million compared to $26.7 million for the first quarter of 1996. The increased sales in 1997 for the first quarter over the corresponding period in 1996 were primarily due to the record backlog going into 1997. Domestic sales increased approximately 126%, due primarily to delivery on large orders received in the latter portion of 1996 and increased work on long-term contracts received in the same time frame. Foreign sales are down approximately 15% due to a significant amount of revenue being recognized on one long-term contract during the first quarter of 1996.

COST OF SALES
-------------

Cost of sales, as a percentage of sales, was 55.0% for the first quarter of 1997 compared to 53.2% for the first quarter 1996. The increase in cost of sales, as a percentage of sales, for the first quarter is primarily due to product mix. The Company experienced higher cost of sales as a percentage of sales in its non-simulation business units which are in the start-up phase. Cost of sales as a percentage of sales in the simulation business units was unchanged.

EXPENSES
--------

Total expenses for the first quarter of 1997 increased 14.1% to $13.7 million compared to $12.0 million for the first quarter of 1996, but decreased as a percentage of sales to 40.7% from 45.0% for the respective periods.

Marketing, General, and Administrative:  Marketing, general, and administrative
---------------------------------------
expense for the first quarter of 1997 increased 17.4% to $7.8 million compared to $6.7 million for the first quarter of 1996, but decreased as a percentage of sales to 23.3% from 25.0% for the respective periods. The increase in marketing, general, and administrative expense during the first quarter is primarily due to increased labor costs related to increased headcount, wages and incentive bonuses due to higher profitability, travel costs and administrative costs related to the start-up of the new business units.

Research and Development:  Research and development expense for the first
-------------------------
quarter of 1997 increased 9.9% to $5.8 million compared to $5.3 million for the first quarter of 1996, but decreased as a percentage of sales to 17.4% from 19.9% for the respective periods. The increase in research and development expense during the first quarter is primarily due to increased activity related to the development of the next generation of the image generator product, Harmony.

OTHER INCOME, NET
-----------------

Other income for the first quarter of 1997 decreased 20.5% to $0.6 million compared to $0.7 million for the first quarter of 1996. The decrease in other income for the first quarter is primarily due to a decrease in interest income due to lower average cash and marketable securities balances.

INCOME TAXES
------------

The Company's combined federal, state and foreign effective income tax rate was 30% for the first quarter of 1997. The tax rate for the same period in 1996 was 38%. These rates are calculated based on an estimated annual effective tax rate applied to income before income taxes. The improvement in 1997 over 1996 is attributable to utilization of foreign loss carryforwards against U.S. taxable income and increased benefit of the foreign sales corporation.

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

Working capital at March 28, 1997 was $128.1 million compared to $126.9 million at December 27, 1996. This includes cash, cash equivalents and marketable securities of $63.8 million and $63.0 million at March 28, 1997 and December 27, 1996, respectively. The Company's operations provided $4.0 million during the first quarter of 1997, compared to $15.6 million of cash used in operations during the first quarter of 1996. Cash was also provided from proceeds of sales of marketable securities and proceeds from employee stock purchase and option plans. Cash was principally used to purchase marketable securities and capital equipment and make payments on the line of credit.

On September 19, 1996, the Company announced that its Board of Directors had authorized a plan that allows the Company to repurchase up to 500,000 shares of its common stock. As of May 2, 1997, the Company has repurchased 95,000 shares of its common stock.

Management believes that existing cash and marketable securities balances, borrowings available under the line of credit and cash generated from operations will be adequate to meet the Company's anticipated cash requirements through March 1998.

This quarterly report on Form 10-Q may be deemed to contain certain forward-looking statements. Any forward-looking statements involve risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization and technology, and other risks detailed in this filing. Although the Company believes it has the product offerings and resources for continuing success, future revenue and margin trends cannot be reliably predicted. Factors external to the Company can result in volatility of the Company's common stock price. Because of the foregoing factors, recent trends are not necessarily reliable indicators of future stock prices or financial performance.

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits

     Regulation S-K
     Exhibit No.    Description
     -----------    -----------------------------------------------------------

     11             Earnings Per Share Calculation

     27             Financial Data Schedule


     (b) There were no reports on Form 8-K filed for the three-month period ended March 28, 1997.



                                   SIGNATURES



          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             EVANS & SUTHERLAND COMPUTER CORPORATION
                             ---------------------------------------
                                         Registrant



Date  MAY 12, 1997                           /S/
      ------------           ----------------------------------------
                                 JOHN T. LEMLEY, VICE PRESIDENT
                                 AND CHIEF FINANCIAL OFFICER
                                 (PRINCIPAL FINANCIAL OFFICER)