Form 10-Q
period 1997-06-27
EVANS & SUTHERLAND COMPUTER CORP
filed 1997-08-11
CIK 276283

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                      ----------------------------------

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1997 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


                         COMMISSION FILE NUMBER 0-8771
                    ---------------------------------------


                    EVANS & SUTHERLAND COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)


                    UTAH                           87-0278175
       (State or other jurisdiction of            (I.R.S.  Employer
       incorporation or organization)             Identification No.)


600 KOMAS DRIVE, SALT LAKE CITY, UTAH                 84108
   (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code:  (801) 588-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                   Outstanding Shares at August 1, 1997
-----------------------------------     ------------------------------------

   COMMON STOCK, $0.20 PAR VALUE                   9,046,546

                                   FORM 10-Q

                    EVANS & SUTHERLAND COMPUTER CORPORATION

                          QUARTER ENDED JUNE 27, 1997


                                                                        PAGE NO.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Statements of Operations - Three Months
           and Six Months Ended June 27, 1997 and June 28, 1996                3

         Condensed Consolidated Balance Sheets - June 27, 1997 and
           December 27, 1996                                                   4

         Condensed Consolidated Statements of Cash Flows - Six Months
           Ended June 27, 1997 and June 28, 1996                               5

         Notes to Condensed Consolidated Financial Statements                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                   7


                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     10

SIGNATURE PAGE                                                                11

                         PART I - FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                     Three Months Ended                  Six Months Ended
                                              ------------------------------       -----------------------------
                                                 June 27,         June 28,           June 27,        June 28,
                                                   1997             1996               1997            1996
                                              -------------     ------------       ------------    -------------
Net sales                                     $      37,907     $     30,907       $     71,549    $      57,594

Cost of sales                                        20,483           16,192             38,997           30,385
                                              -------------     ------------       ------------    -------------
    Gross profit                                     17,424           14,715             32,552           27,209
                                              -------------     ------------       ------------    -------------


Expenses:

  Marketing, general and administrative               8,632            7,880             16,476           14,561

  Research and development                            6,746            5,499             12,592           10,819
                                              -------------     ------------       ------------    -------------
        Total expenses                               15,378           13,379             29,068           25,380
                                              -------------     ------------       ------------    -------------

        Operating earnings                            2,046            1,336              3,484            1,829

Other income, net                                       661            1,072              1,238            1,798
                                              -------------     ------------       ------------    -------------

        Earnings before income taxes                  2,707            2,408              4,722            3,627

Income tax expense                                      732              915              1,336            1,377
                                              -------------     ------------       ------------    -------------

     Net earnings                             $       1,975     $      1,493       $      3,386    $       2,250
                                              =============     ============       ============    =============

Earnings per share (note 1):
     Primary                                  $        0.21     $       0.16       $       0.36    $        0.25
     Fully diluted                            $        0.21     $       0.16       $       0.36    $        0.24


Weighted average common and common
    equivalent shares outstanding:
        Primary                                       9,394            9,328              9,414            9,180
        Fully diluted                                 9,501            9,330              9,526            9,224


           See accompanying notes to condensed financial statements.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)


                                                                     June 27,                       December 27,
                                                                       1997                             1996
                                                                --------------------               ---------------
                                                                   (Unaudited)
     Assets
   ----------
   Current assets:
       Cash and cash equivalents                                     $     9,960                     $   16,521
       Marketable securities                                              56,831                         46,454
       Accounts receivable, less allowance for doubtful
          receivables of $618 in 1997 and $563 in 1996                    26,757                         34,842
       Inventories (note 2)                                               21,893                         20,202
       Costs and estimated earnings in excess of billings
        on uncompleted contracts                                          39,994                         34,166
       Deferred income taxes                                               5,691                          4,841
       Prepaid expenses and deposits                                       1,604                          2,187
                                                                --------------------               ---------------

             Total current assets                                        162,730                        159,213

   Property, plant, and equipment, at cost                               120,052                        115,358
       Less accumulated depreciation and amortization                     76,186                         72,687
                                                                --------------------               ---------------

             Net property, plant, and equipment                           43,866                         42,671

   Investment securities                                                   6,872                          7,057
   Other assets                                                            1,920                          1,950
                                                                --------------------               ---------------

             Total assets                                            $   215,388                     $  210,891
                                                                ====================               ===============


   Liabilities and Stockholders' Equity
   -----------------------------------------------------

   Current liabilities:
       Notes payable to banks                                        $     3,311                     $    5,334
       Accounts payable                                                    4,620                          6,370
       Accrued expenses                                                   14,870                         13,933
       Customer deposits                                                   5,476                          2,058
       Income taxes payable                                                1,052                              -
       Billings in excess of costs and estimated
        earnings on uncompleted contracts                                  5,651                          4,595
                                                                --------------------               ---------------

             Total current liabilities                                    34,980                         32,290

   Long-term debt                                                         18,015                         18,015
   Deferred income taxes                                                       -                            114

   Stockholders' equity:
       Common stock,  $.20 par value; authorized
          30,000,000 shares; issued and outstanding
          9,001,565 shares at June 27, 1997 and
          9,056,871 shares at December 27, 1996                            1,800                          1,811
       Additional paid-in capital                                          7,163                          8,639
       Retained earnings                                                 153,883                        150,496
       Net unrealized loss on marketable securities                         (732)                          (541)
       Cumulative translation adjustment                                     279                             67
                                                                --------------------               ---------------

             Total stockholders' equity                                  162,393                        160,472
                                                                --------------------               ---------------
             Total liabilities and stockholders' equity              $   215,388                       $210,891
                                                                ====================               ===============


    See accompanying notes to condensed consolidated financial statements.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In thousands)

                                                                                      Six Months Ended
                                                                          -------------------------------------

                                                                             June 27,               June 28,
                                                                               1997                   1996
                                                                           --------------        ---------------
Net cash provided by (used in) operating activities                             $ 12,657              $ (15,443)

Cash flows from investing activities:

     Capital expenditures                                                         (5,929)                (5,135)

     Purchases of marketable securities                                          (36,046)               (40,496)

     Proceeds from sale of marketable securities                                  25,601                 53,886

     Proceeds from sale of investment securities                                       -                    432

     Purchases of other long-term assets                                               -                 (1,450)
                                                                           --------------        ---------------

         Net cash provided by (used in) investing activities                     (16,374)                 7,237

Cash flows from financing activities:

     Net proceeds from issuance of common stock                                      704                  2,126

     Net borrowings (payments) under line of credit agreement                     (1,550)                 1,340

     Purchases of treasury stock                                                  (2,190)                     -
                                                                           --------------        ---------------

         Net cash provided by (used in) financing activities                      (3,036)                 3,466

Effect of foreign exchange rate changes on cash                                      192                     93
                                                                           --------------        ---------------

Net decrease in cash and cash equivalents                                         (6,561)                (4,647)

Cash and cash equivalents at beginning of year                                    16,521                  5,023
                                                                           --------------        ---------------

         Cash and cash equivalents at end of period                             $  9,960            $       376
                                                                           ==============        ===============


Supplemental disclosures of cash flow information

     Cash paid during the period for:

         Interest                                                              $     664            $       677

         Income taxes                                                          $   1,900            $    10,394


    See accompanying notes to condensed consolidated financial statements.

                    EVANS & SUTHERLAND COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)



1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. This report on Form 10-Q for the three months and six months ended June 27, 1997 should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 27, 1996.

The accompanying unaudited condensed consolidated balance sheets and statements of operations and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of operations for the interim period ended June 27, 1997 are not necessarily indicative of the results to be expected for the full year.

The Company has changed its fiscal year end from the last Friday in December to a calendar year end.

Earnings Per Share
------------------

Earnings per share is computed based on the weighted average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents. Fully diluted earnings per share for the three months and six months ended June 27, 1997 and June 28, 1996 were not materially different from primary earnings per share.

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


2.    INVENTORIES

Inventories consist of the following:

                                                        June 27,    December 27,
                                                          1997          1996
                                                       -----------  ------------
                                                       (Unaudited)
Raw materials and supplies                                $10,898        $ 8,117
Work-in-process                                             8,080         11,211
Finished Goods                                              2,915            874
                                                          -------        -------

                                                          $21,893        $20,202
                                                          =======        =======

4.  STOCK REPURCHASE PROGRAM

On September 19, 1996, the Company announced that its board of directors had authorized the repurchase of up to 500,000 shares of its common stock, either in the open market or in private transactions. As of August 1, 1997, the Company has repurchased and retired 95,000 shares since the announcement of the repurchase program.

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

     New business start-ups:

        . Desktop Graphics provides graphic accelerator technology for the
          ----------------
          world's leading workstation manufacturers and NT-based personal computers.

        . Digital Studio provides virtual studio products and services for
          --------------
          digital content production in the television, film, video, corporate training, and multimedia industries.

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

RESULTS OF OPERATIONS
---------------------

The following table summarizes changes in operations for the periods indicated and presents the percentage of increase (decrease) by listed items compared to the indicated prior period (unaudited):

                                                 Quarters               Six Months
                                           Ended June 27, 1997     Ended June 27, 1997
                                            and June 28, 1996       and June 28, 1996
                                        ----------------------     -------------------
                                               (Unaudited)             (Unaudited)
Net Sales                                     $7,000    22.6%        $13,955      24.2%
Cost of Sales                                  4,291    26.5%          8,612      28.3%
                                        ------------               ---------

          Gross Profit                         2,709    18.4%          5,343      19.6%
                                        ------------               ---------


Expenses:
     Marketing, general & administrative         752     9.5%          1,915      13.2%
     Research & development                    1,247    22.7%          1,773      16.4%
                                        ------------               ---------

          Total expenses                       1,999    14.9%          3,688      14.5%
                                        ------------               ---------

          Operating earnings                     710    53.1%          1,655      90.5%

 Other income, net                              (411)  (38.3%)          (560)    (31.1%)
                                        ------------               ---------

         Earnings before income taxes            299    12.4%          1,095      30.2%

 Income tax expense                             (183)  (20.0%)           (41)     (3.0%)
                                        ------------               ---------

          Net earnings                        $  482    32.3%        $ 1,136      50.5%
                                        ============               =========


SALES
-----

Sales for the second quarter of 1997 increased 22.6% to $37.9 million compared to $30.9 million for the second quarter of 1996. Sales for the six month period ended June 27, 1997 increased 24.2% to $71.5 million compared to $57.6 million for the six month period ended June 28, 1996. Domestic sales for the second quarter increased approximately 86% over the second quarter of 1996 as a result of more commercial deliveries and the AMC VUE program. Foreign sales for the second quarter increased approximately 3% over the second quarter of 1996.

COST OF SALES
-------------

Cost of sales, as a percentage of sales, was 54.0% for the second quarter of 1997 compared to 52.4% for the second quarter 1996. For the six month period ended June 27, 1997, cost of sales as a percentage of sales was 54.5% compared to 52.8% for the six month period ended June 28, 1996. The increase in cost of sales, as a percentage of sales is primarily due to the Company's move towards accepting work as a prime contractor. The Company experienced higher cost of sales as a percentage of sales in its non-simulation business units which are in the start-up phase. Cost of sales as a percentage of sales in the simulation business units was slightly higher reflecting the move to prime contracting in Government Simulation.

EXPENSES
--------

Total expenses for the second quarter of 1997 increased 14.9% to $15.4 million compared to $13.4 million for the second quarter of 1996, but decreased as a percentage of sales to 40.6% from 43.3% for the respective periods. Total expenses for the six month period ended June 27, 1997 increased 14.5% to $29.1 million compared to $25.4 million for the six month period ended June 28, 1996, but decreased as a percentage of sales to 40.6% from 44.1% for the respective periods.

Marketing, General, and Administrative: Marketing, general, and administrative
--------------------------------------
expenses for the second quarter of 1997 increased 9.5% to $8.6 million compared to $7.9 million for the second quarter of 1996, but decreased as a percentage of sales to 22.8% from 25.5% for the respective periods. Marketing, general, and administrative expenses for the six month period ended June 27, 1997 increased 13.2% to $16.5 million compared to $14.6 million for the six month period ended June 28, 1996, but decreased as a percentage of sales to 23.0% from 25.3% for the respective periods. The increase in marketing, general, and administrative expenses during the second quarter is primarily due to increased labor costs related to increased headcount, wages and incentive bonuses due to higher profitability, travel costs, tradeshow activity and administrative costs related to the start-up of the new business units.

Research and Development:  Research and development expenses for the second
------------------------
quarter of 1997 increased 22.7% to $6.7 million compared to $5.5 million for the second quarter of 1996, but stayed constant as a percentage of sales at 17.8% for the respective periods. Research and development expense for the six month period ended June 27, 1997 increased 16.4% to $12.6 million compared to $10.8 million for the six month period ended June 28, 1996, but decreased as a percentage of sales to 17.6% from 18.8% for the respective periods. The increase in research and development expenses during the second quarter is primarily due to increased activity related to the development of the next generation of the image generator product, Harmony.

OTHER INCOME, NET
-----------------

Other income for the second quarter of 1997 decreased 38.3% to $0.7 million compared to $1.1 million for the second quarter of 1996. For the six month period ended June 27 1997, other income decreased 31.1% to $1.2 million compared to $1.8 million for the six month period ended June 28, 1996. The decrease in other income for the second quarter and six month period is due to a decrease in interest income due to lower average cash and marketable securities balances and gains recognized on the sale of investment securities in 1996.

INCOME TAXES
------------

The Company's combined federal, state and foreign effective income tax rate was 28.3% for the first six months of 1997. The tax rate for the same period in 1996 was 38%. These rates are calculated based on an estimated annual effective tax rate applied to income before income taxes. The improvement in 1997 over 1996 is attributable to utilization of foreign loss carryforwards against U.S. taxable income and increased benefit of the foreign sales corporation.

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

Working capital at June 27, 1997 was $127.7 million compared to $126.9 million at December 27, 1996. This includes cash, cash equivalents and marketable securities of $66.8 million and $63.0 million at June 27, 1997 and December 27, 1996, respectively. The Company's operations provided $12.7 million during the first six months of 1997, compared to $15.4 million of cash used in operations during the first six months of 1996. Cash was also provided from proceeds of sales of marketable securities and proceeds from employee stock purchase and option plans. Cash was principally used to purchase marketable securities, capital equipment and treasury stock and to make payments on the line of credit.

On September 19, 1996, the Company announced that its Board of Directors had authorized a plan that allows the Company to repurchase up to 500,000 shares of its common stock. As of August 1, 1997, the Company has repurchased and retired 95,000 shares of its common stock.

Management believes that existing cash and marketable securities balances, borrowings available under the line of credit and cash generated from operations will be adequate to meet the Company's anticipated cash requirements through June 1998.

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

                          PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


       (a) The Company held its Annual Meeting of Stockholders on May 22, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A.

       (b) The Company's Board of Directors is divided into three classes, with directors in each class serving for three-year terms. Accordingly, not all directors are elected at each Annual Meeting of Stockholders. Peter O. Crisp and Ivan E. Sutherland were re-elected as Directors and other continuing Directors are: Stewart Carrell, Henry N. Christiansen, James R. Oyler, and John E. Warnock.

       (c) The matters described below were voted on at the Annual Meeting of Stockholders, and the number of votes cast with respect to each matter and, with respect to the election of directors, for each nominee, were as indicated.

            1. To elect two directors to serve until the 2000 Annual Meeting of
               Stockholders.


               Nominees for Director
               ---------------------

               PETER O. CRISP
               For:  7,813,382  Against:  74,174

               IVAN E. SUTHERLAND
               For:  7,814,132  Against:  73,424

            2. To approve an amendment to the Evans & Sutherland 1995 Long-Term
               Incentive Equity Plan to increase the number of shares issuable under such plan by 450,000 shares.

               For: 5,824,770 Against: 2,055,592 Abstained: 7,194
               Unvoted: 1,185,833

            3. To ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1997.

               For: 7,874,192 Against: 7,893 Abstained: 5,471 Unvoted: 1,185,833


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


       (a)  Exhibits

       Regulation S-K
       Exhibit No.                Description
       --------------             -----------

       11                         Earnings Per Share Calculation

       27                         Financial Data Schedule


       (b) There were no reports on Form 8-K filed for the three-month period ended June 27, 1997.

                                  SIGNATURES



          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 EVANS & SUTHERLAND COMPUTER CORPORATION
                                 ---------------------------------------
                                             Registrant



Date  AUGUST 11, 1997                          /S/
      ---------------            ---------------------------------------
                                      JOHN T. LEMLEY, VICE PRESIDENT
                                       AND CHIEF FINANCIAL OFFICER
                                      (PRINCIPAL FINANCIAL OFFICER)