Form 10-Q
period 1997-09-26
EVANS & SUTHERLAND COMPUTER CORP
filed 1997-11-10
CIK 276283

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        -------------------------------

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 26, 1997 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                           Outstanding Shares at October 31, 1997
        -----                           --------------------------------------
COMMON STOCK, $0.20 PAR VALUE                         9,090,758

                                   FORM 10-Q

                    EVANS & SUTHERLAND COMPUTER CORPORATION

                        QUARTER ENDED SEPTEMBER 26, 1997



                                                                       Page No.

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Statements of Operations -
             Three Months and Nine Months Ended September 26,
             1997 and September 27, 1996                                   3

           Condensed Consolidated Balance Sheets - September
             26, 1997 and December 27, 1996                                4

           Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended September 26, 1997 and September
             27, 1996                                                      5

           Notes to Condensed Consolidated Financial Statements            6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                             7



                          PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                               10


SIGNATURE PAGE                                                            10



                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands except per share amounts)


                                                          Three Months Ended                     Nine Months Ended
                                                    ------------------------------     ---------------------------------
                                                    September 26,    September 27,     September 26,      September 27,
                                                       1997              1996              1997               1996
                                                    -------------    -------------     -------------     ----------------
Net sales                                            $ 38,451         $ 33,712          $ 110,000            $ 91,305

Cost of sales                                          19,167           16,948             58,164              47,332
                                                    -------------    -------------     -------------     ----------------

         Gross profit                                  19,284           16,764             51,836              43,973
                                                    -------------    -------------     -------------     ----------------

Expenses:

  Marketing, general and administrative                 8,679            7,632             25,155              22,196

  Research and development                              5,822            4,975             18,414              15,793
                                                    -------------    -------------     -------------     ----------------

         Total expenses                                14,501           12,607             43,569              37,989
                                                    -------------    -------------     -------------     ----------------

         Operating earnings                             4,783            4,157              8,267               5,984

Other income, net                                         319            1,144              1,557               2,942
                                                    -------------    -------------     -------------     ----------------

         Earnings before income taxes                   5,102            5,301              9,824               8,926

Income tax expense                                      1,277            2,015              2,613               3,392
                                                    -------------    -------------     -------------     ----------------

     Net earnings                                     $ 3,825          $ 3,286            $ 7,211             $ 5,534
                                                    =============    =============     =============     ================

Earnings per share (note 1):
     Primary                                          $ 0.40           $  0.35            $  0.76             $  0.60
     Fully diluted                                    $ 0.39           $  0.35            $  0.74             $  0.60

Weighted average common and common
    equivalent shares outstanding:
         Primary                                       9,597             9,257              9,477               9,206
         Fully diluted                                 9,731             9,295              9,722               9,236

    See accompanying notes to condensed consolidated financial statements.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)


                                                                                  September 26,           December 27,
                                                                                      1997                    1996
                                                                                  ------------            ------------
   Assets                                                                          (Unaudited)
   -------
   Current assets:
       Cash and cash equivalents                                                      $ 5,357                $ 16,521
       Marketable securities                                                           50,398                  46,454
       Accounts receivable, less allowance for doubtful
          receivables of $876 in 1997 and $563 in 1996                                 34,483                  34,842
       Inventories (note 2)                                                            26,938                  20,202
       Costs and estimated earnings in excess of billings
        on uncompleted contracts                                                       43,695                  34,166
       Deferred income taxes                                                            5,085                   4,841
       Prepaid expenses and deposits                                                    2,593                   2,187
                                                                                  ------------            ------------

             Total current assets                                                     168,549                 159,213

   Property, plant, and equipment, at cost                                            121,302                 115,358
       Less accumulated depreciation and amortization                                  77,898                  72,687
                                                                                  ------------            ------------

             Net property, plant, and equipment                                        43,404                  42,671

   Investment securities                                                               10,483                   7,057
   Other assets                                                                         1,904                   1,950
                                                                                  ------------            ------------

             Total assets                                                           $ 224,340                $210,891
                                                                                  ============            ============


   Liabilities and Stockholders' Equity
   -------------------------------------

   Current liabilities:
       Notes payable to banks                                                           $ 998                $  5,334
       Accounts payable                                                                 8,943                   6,370
       Accrued expenses                                                                15,843                  13,933
       Customer deposits                                                                5,322                   2,058
       Income taxes payable                                                             1,682                       -
       Billings in excess of costs and estimated earnings
        on uncompleted contracts                                                        6,364                   4,595
                                                                                  ------------            ------------

             Total current liabilities                                                 39,152                  32,290

   Long-term debt                                                                      18,015                  18,015
   Deferred income taxes                                                                    -                     114

   Stockholders' equity:
       Common stock,  $.20 par value; authorized 30,000,000 shares;
          issued and outstanding 9,079,990 shares at September 26,
          1997 and 9,056,871 shares at December 27, 1996                                1,816                   1,811
       Additional paid-in capital                                                       8,103                   8,639
       Retained earnings                                                              157,707                 150,496
       Net unrealized loss on marketable securities                                      (691)                   (541)
       Cumulative translation adjustment                                                  238                      67
                                                                                  ------------            ------------

             Total stockholders' equity                                               167,173                 160,472
                                                                                  ------------            ------------

             Total liabilities and stockholders' equity                             $ 224,340                $210,891
                                                                                  ============            ============

    See accompanying notes to condensed consolidated financial statements.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In thousands)

                                                                         Nine Months Ended
                                                              ----------------------------------------
                                                               September 26,          September 27,
                                                                    1997                  1996
                                                              -----------------     ------------------
Net cash provided by (used in) operating activities                    $ 8,592              $ (21,461)

Cash flows from investing activities:

     Capital expenditures                                               (8,184)                (7,860)

     Purchases of marketable securities                                (59,479)               (51,342)

     Proceeds from sale of marketable securities                        55,558                 81,587

     Purchases of investment securities                                 (3,650)                     -

     Proceeds from sale of investment securities                             -                  1,070

     Purchases of other long-term assets                                     -                 (1,625)
                                                              -----------------     ------------------

        Net cash provided by (used in) investing activities            (15,755)                21,830

Cash flows from financing activities:

     Net proceeds from issuance of common stock                          2,443                  2,650

     Net borrowings (payments) under line of credit agreement           (3,816)                 2,030

     Purchases of treasury stock                                        (2,974)                     -
                                                              -----------------     ------------------

        Net cash provided by (used in) financing activities             (4,347)                 4,680

Effect of foreign exchange rate changes on cash                            346                    (56)
                                                              -----------------     ------------------

Net decrease in cash and cash equivalents                              (11,164)                 4,993

Cash and cash equivalents at beginning of year                          16,521                  5,023
                                                              -----------------     ------------------

        Cash and cash equivalents at end of period                     $ 5,357               $ 10,016
                                                              =================     ==================


Supplemental disclosures of cash flow information

     Cash paid during the period for:

        Interest                                                       $ 1,325                $ 1,303

        Income taxes                                                   $ 1,909               $ 11,967

    See accompanying notes to condensed consolidated financial statements.

                              EVANS & SUTHERLAND
                             COMPUTER CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)



1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. This report on Form 10-Q for the three months and nine months ended September 26, 1997 should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 27, 1996.

The accompanying unaudited condensed consolidated balance sheets and statements of operations and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of operations for the interim period ended September 26, 1997 are not necessarily indicative of the results to be expected for the full year.

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


2.  INVENTORIES

Inventories consist of the following:
                                           September 26,    December 27,
                                               1997            1996
                                          -------------    ------------
                                           (Unaudited)
Raw materials and supplies                      $12,671         $ 8,117
Work-in-process                                  11,352          11,211
Finished Goods                                    2,915             874
                                                -------         -------

                                                $26,938         $20,202
                                                =======         =======

4.  STOCK REPURCHASE PROGRAM

On September 19, 1996, the Company announced that its board of directors had authorized the repurchase of up to 500,000 shares of its common stock, either in the open market or in private transactions. As of November 6, 1997, the Company has repurchased and retired 152,000 shares since the announcement of the repurchase program.

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

E&S is organized into six business units. Each business unit develops and markets its products for a worldwide customer base. These business units can be grouped into two areas: core businesses and new start-ups. The core businesses are the simulation-related units in which E&S has an established market presence with significant market share, and has historically been profitable. The start-ups are in high growth markets where E&S has superior technology which can be applied to new applications.

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

RESULTS OF OPERATIONS
---------------------

The following table summarizes changes in operations for the periods indicated and presents the percentage of increase (decrease) by listed items compared to the indicated prior period (unaudited):

                                                Quarters               Nine Months
                                          Ended Sept. 26, 1997     Ended Sept. 26, 1997
                                           and Sept. 27, 1996       and Sept. 27, 1996
                                          --------------------     --------------------
                                               (Unaudited)             (Unaudited)

Net Sales                                  $4,739     14.1%        $18,695     20.5%
Cost of Sales                               2,219     13.1%         10,832     22.9%
                                          -------                  -------
          Gross Profit                      2,520     15.0%          7,863     17.9%
                                          -------                  -------

Expenses:
     Marketing, general & administrative    1,047     13.7%          2,959     13.3%
     Research & development                   847     17.0%          2,621     16.6%
                                          -------                  -------
          Total expenses                    1,894     15.0%          5,580     14.7%
                                          -------                  -------
          Operating earnings                  626     15.1%          2,283     38.2%

Other income, net                            (825)   (72.1%)        (1,385)   (47.1%)
                                          -------                  -------

          Earnings before income taxes       (199)    (3.8%)           898     10.1%

Income tax expense                           (738)   (36.6%)          (779)   (23.0%)
                                          -------                  -------
          Net earnings                     $  539     16.4%        $ 1,677     30.3%
                                          =======                  =======

SALES
-----

Sales for the third quarter of 1997 increased 14.1% to $38.5 million compared to $33.7 million for the third quarter of 1996. Sales for the nine month period ended September 26, 1997 increased 20.5% to $110.0 million compared to $91.3 million for the nine month period ended September 27, 1996. Domestic sales for the third quarter increased approximately 47% over the third quarter of 1996 as a result of increased sales to the civil airline market and of the REALImage product. Foreign sales for the third quarter increased approximately 2% over the third quarter of 1996.

COST OF SALES
-------------

Cost of sales as a percentage of sales was 49.8% for the third quarter of 1997 compared to 50.3% for the third quarter 1996. For the nine month period ended September 26, 1997, cost of sales as a percentage of sales was 52.9% compared to 51.8% for the nine month period ended September 27, 1996. The decrease in cost of sales as a percentage of sales for the third quarter is due primarily to lower cost of sales as a percentage of sales in the non-simulation business units in 1997 compared to 1996. This is primarily due to royalties and commissions of REALImage product that have relatively low associated costs.

EXPENSES
--------

Total expenses for the third quarter of 1997 increased 15.0% to $14.5 million compared to $12.6 million for the third quarter of 1996, and increased as a percentage of sales to 37.7% from 37.4% for the respective periods. Total expenses for the nine month period ended September 26, 1997 increased 14.7% to $43.6 million compared to $38.0 million for the nine month period ended September 27, 1996, but decreased as a percentage of sales to 39.6% from 41.6% for the respective periods.

Marketing, General, and Administrative:  Marketing, general, and administrative
---------------------------------------
expenses for the third quarter of 1997 increased 13.7% to $8.7 million compared to $7.6 million for the third quarter of 1996, but stayed constant as a percentage of sales at 22.6% for the respective periods. Marketing, general, and administrative expenses for the nine month period ended September 26, 1997 increased 13.3% to $25.2 million compared to $22.2 million for the nine month period ended September 27, 1996, but decreased as a percentage of sales to 22.9% from 24.3% for the respective periods. The increase in marketing, general, and administrative expenses during the third quarter is primarily due to increased labor costs related to increased headcount and wages, travel costs, tradeshow activity, and marketing and administrative costs related to the start-up of the new business units.

Research and Development:  Research and development expenses for the third
-------------------------
quarter of 1997 increased 17.0% to $5.8 million compared to $5.0 million for the third quarter of 1996, and increased as a percentage of sales to 15.1% from 14.8% for the respective periods. Research and development expense for the nine month period ended September 26, 1997 increased 16.6% to $18.4 million compared to $15.8 million for the nine month period ended September 27, 1996, but decreased as a percentage of sales to 16.7% from 17.3% for the respective periods. The increase in research and development expenses during the third quarter is primarily due to increased activity related to the development of the next generation of the image generator product, Harmony.

OTHER INCOME, NET
-----------------

Other income for the third quarter of 1997 decreased 72.1% to $0.3 million compared to $1.1 million for the third quarter of 1996. For the nine month period ended September 26, 1997, other income decreased 47.1% to $1.6 million compared to $2.9 million for the nine month period ended September 27, 1996.
The decrease in other income for the third quarter and nine month period is due to a decrease in interest income due to lower average cash and marketable securities balances and gains recognized on the sale of investment securities in 1996.

INCOME TAXES
------------

The Company's combined federal, state, and foreign effective income tax rate was 26.6% for the first nine months of 1997. The tax rate for the same period in 1996 was 38.0%. These rates are calculated based on an estimated annual effective tax rate applied to income before income taxes. The improvement in 1997 over 1996 is attributable to utilization of foreign loss carryforwards against U.S. taxable income and increased benefit of the foreign sales corporation.

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

Working capital at September 26, 1997 was $129.4 million compared to $126.9 million at December 27, 1996. This includes cash, cash equivalents, and marketable securities of $55.8 million and $63.0 million at September 26, 1997 and December 27, 1996, respectively. The Company's operations provided $8.6 million of cash during the first nine months of 1997, compared to $21.5 million of cash used in operations during the first nine months of 1996. Cash was also provided from proceeds of sales of marketable securities and proceeds from employee stock purchase and option plans. Cash was principally used to purchase marketable securities, capital equipment, investment securities and treasury stock, and to make payments on the line of credit.

On September 19, 1996, the Company announced that its Board of Directors had authorized a plan that allows the Company to repurchase up to 500,000 shares of its common stock. As of November 6, 1997, the Company has repurchased and retired 152,000 shares of its common stock.

Management believes that existing cash and marketable securities balances, borrowings available under the line of credit and cash generated from operations will be adequate to meet the Company's anticipated cash requirements through September 1998.

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

                          PART II - OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a) Exhibits

           Regulation S-K
           Exhibit No.       Description
           -----------       -----------

           11                Earnings Per Share Calculation

           27                Financial Data Schedule


           (b) There were no reports on Form 8-K filed for the three-month period ended September 26, 1997.



                                   SIGNATURES



           Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      EVANS & SUTHERLAND COMPUTER CORPORATION
                                      ---------------------------------------
                                                     Registrant



Date  NOVEMBER 10, 1997                                  /S/
      -----------------                      -------------------------------
                                             JOHN T. LEMLEY, VICE PRESIDENT
                                              AND CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL OFFICER)