Form 10-K
period 1997-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 1998-03-31
CIK 276283

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                  For the Transition Period from _____ to _____

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

           Securities Registered Pursuant to Section 12(g) of the Act:
                                 Title of Class
                          Common Stock, $.20 par value
                       6% Convertible Debentures Due 2012
                         Preferred Stock Purchase Rights

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 27, 1998 was approximately $186,775,000.

       The Registrant had issued and outstanding 8,925,444 shares of its common stock on February 27, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Those sections or portions of the Registrant's 1997 Proxy Statement for its Annual Meeting of Shareholders to be held on May 21, 1998 are incorporated by reference into Part III hereof.

================================================================================

                                    FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Evans & Sutherland Computer Corporation (Evans & Sutherland, E&S(R), or the Company) was founded by Drs. David C. Evans and Ivan E. Sutherland and incorporated under the laws of the State of Utah on May 10, 1968. E&S became a publicly owned company in 1978. The Company has its principal executive and operations facilities in Salt Lake City, Utah, on a 36-acre campus in the University of Utah Research Park. The Company also has offices in Boston, Massachusetts; Dallas, Texas; Orlando, Florida; Beijing, China; Dubai, United Arab Emirates; Horsham, England; and Munich, Germany.

         A leader in computer graphics since 1968, E&S develops and manufactures hardware and software for visual systems that produce vivid and highly realistic 3D (three-dimensional) graphics and synthetic environments. The Company's product offerings include a full range of high-performance visual systems for simulation, training, and virtual reality applications, as well as graphic accelerator products for personal computer workstations.

RECENT DEVELOPMENTS AND STRATEGIC ACTIVITIES

         Evans & Sutherland continues to follow a three-point growth strategy, consisting of growing existing businesses, developing new businesses internally, and selectively acquiring businesses. E&S formed the Digital Studio business unit during 1997, repositioned the Digital Theater business unit (formerly Education and Entertainment), and announced several new products utilizing the Company's Symphony(TM) strategy. E&S also made a strategic minority investment in a technology company. A summary of recent developments and key strategic activities that occurred in the past year are summarized below.

         The Company formed its Digital Studio business unit on January 8, 1997. The unit provides affordable, state-of-the-art, real-time systems for digital content production in the television, film, video, corporate training, and multimedia industries. Digital Studio products are built around an open-systems architecture and the Windows NT operating environment. The business unit's MindSet(TM) Virtual Studio System and FuseBox(TM) software is in use at broadcast and video studios throughout the world.

     E&S announced several new products in its Symphony strategy, which is a full range of hardware and software products based on Intel/NT open systems architectures. Harmony(TM) is the highest performance system of the Symphony strategy. It is intended for applications that demand superior image quality and deterministic real-time control. At the same time, Harmony delivers superior price/performance, making it the technology of choice for complex training requirements. The first customer shipment of the Harmony system is planned for the second quarter of 1998. For low-end applications, E&S shipped its first Rhythm(TM) system in 1997, a single-channel image generator on a card with on-board CPU and REALimage(TM) graphics rendering technology. iNTegrator(TM) is the software suite that creates and controls the synthetic environments displayed by the hardware.

         Continuing with its commitment to invest in innovative, emerging technologies, on September 26, 1997, E&S invested in Silicon Light Machines
(SLM), a privately held company. The investment provides additional funds to SLM to further develop and commercialize its patented digital high-resolution display technology, called Grating Light Valve(TM) (GLV(TM)) technology. Commercialization of the technology is expected to benefit display systems used by E&S in government and commercial simulation and in digital theater applications. James R. Oyler, President and Chief Executive Officer of E&S, was also appointed to SLM's board of directors.

         In December 1997, the Entertainment & Education business unit was renamed Digital Theater. The change reflects the business unit's increased focus on hardware, software and content development for digital theater venues including entertainment centers, planetariums, science centers, and universities.

         Evans & Sutherland's high quality electronics manufacturing and software development was recognized by earning ISO 9001 certification, which acknowledges that the Company's processes comply with international quality standards as defined by the International Standards Organization (ISO). The Company's operations in Salt Lake City, Utah received certification for its manufacturing and research and development during 1996, and the ISO 9001 certification was expanded to include all Salt Lake City operations in July 1997. In addition, the Company's operations in Horsham, England earned ISO 9001 certification in February 1998; the Company's operations in Munich, Germany are expected to earn certification later this year.

         On December 31, 1997, the Company wrote-down to fair market value its investment in Iwerks Entertainment, Inc. The write-down amounted to $1.5 million and was due to a decline in fair value considered to be other than temporary. In addition, the Company wrote down its investments in non-marketable securities $8.1 million.

         On February 18, 1998, the Company's Board of Directors authorized the repurchase of up to 600,000 shares of the Company's common stock, including the 327,000 shares still available from the repurchase authorization approved by the board on November 11, 1996. Subsequent to February 18, 1998, the Company has repurchased 189,000 shares of its common stock; thus, 411,000 shares currently remain available for repurchase. Stock may be acquired in the open market or through negotiated transactions. Under the program, repurchases may be made from time to time, depending on market conditions, share price, and other factors. These repurchases are to be used primarily to meet current and near-term requirements for the Company's stock-based benefit plans.

BUSINESS UNITS AND STRATEGY

         E&S is organized into six business units. Each business unit develops and markets its products to a worldwide customer base. These business units can be grouped into two areas: core businesses and new businesses. The core businesses are the simulation-related units in which E&S has an established market presence with significant market share and which represent the majority of the Company's revenues and earnings. The new businesses are in high growth markets where E&S has superior technology which can be directed to new applications. The Company's business units are further described below.

Core Businesses

Government Simulation

Government Simulation provides visual systems for flight and ground training and related services to the U.S. and international armed forces, NASA, and aerospace companies. E&S remains the industry leader for visual systems sales to the U.S. and 22 foreign governments for the purpose of training vehicle operators. 1997 marked a record year for sales, profitability, and backlog.

During 1997, the business unit was awarded a $35 million long-term contract to supply six visual systems for the Medium Support Helicopter Aircrew Training Facility (MSHATF) being built for the U.K. Royal Air Force. The visual systems will be based on the Company's new Harmony image generator technology.

Evans & Sutherland anticipates continued growth in this marketplace as simulation training increases in value as an alternative to other training methods, and as simulation training technology and cost-effectiveness improve. Future customer demands will include lower-cost PC-based systems, more open systems with interoperable databases, and custom display systems, all of which E&S is well positioned to provide.

Commercial Simulation

Commercial Simulation is the world's leading independent supplier of visual systems for flight simulators for commercial airlines. The continued strength in sales of commercial aircraft contributed to a record sales year for this business unit. It captured approximately 75 percent of the worldwide available market for visual systems installed in full-flight training simulators for civil airlines, training centers, simulator manufacturers, and airframe manufacturers. Commercial Simulation won contracts for multi-unit orders from major airlines around the world, and sold its first system to the Airbus Beijing Training Center in China.

The business unit's hardware platform, consisting of an ESIG(R) 3350GT image generator and ESCP 2000 raster/calligraphic projectors, continues to set the standard for image quality, reliability, and ease-of-use. Its systems have been approved by all major aviation regulatory agencies. In the future, the Company believes it will enhance its industry-leading position by using E&S Harmony image generators and advanced display products, and by expanding its product base to include other flight simulator products.

New Businesses

Board Products

Board Products (formerly Display Systems) supplies high-performance, high-margin board-level products for simulation, avionics, and vehicle displays. Board Products is transitioning from a project-oriented model to being a product-based business, with desktop simulation solutions as its principal target.

The Company believes that the Board Product's Rhythm board, a member of the Company's Symphony line of products, is the highest density image generator in the world. It combines the Company's powerful REALimage graphics technology with an onboard processor to create a compact and very cost-effective, low-end simulation solution. Board Products intends to develop full-capability board level image generators and advanced display products, and to participate more fully in the in-vehicle training marketplace.

Desktop Graphics

Desktop Graphics provides REALimage graphics accelerator technology for the world's leading manufacturers of NT-based personal computer workstations. Since inaugural shipments in June 1997, REALimage graphics acceleration technology has been selected by 12 manufacturers of Windows NT-based computers, earning it the majority of new-system design wins. In March 1998, volume production of the third-generation REALimage chip design began, thereby keeping pace with introductions of new, more powerful processors from Intel. The Company plans two technology upgrades per year.

Real Image Technology(TM) supports the full range of professional OpenGL graphics applications, including design engineering, simulation, digital content creation, visualization, animation, and entertainment, among others.

Digital Studio

Digital Studio provides virtual studio products and services for digital content production in the television, film, video, corporate training, and multimedia industries at a fraction of the price of traditional proprietary technology. MindSet Virtual Studio System and FuseBox control software enable the use of virtual sets with live talent for the video. The MindSet system is in use at broadcast, production, postproduction, and educational institutions throughout the world. In December 1997, E&S announced an order from China Central Television (CCTV).

As the first Windows NT-based virtual set system, MindSet earned immediate distinction at the 1997 National Association of Broadcasters annual conference by being cited as one of the ten best "Prime Time" digital products on exhibit. It also received an "Editors' Choice" Award from AV Video Multimedia Magazine, and a "1997 Product Innovation Award" from Computer Graphics World Magazine.

The Company is discussing potential alliances with industry-leading providers of physical studio sets, weather information and data, and virtual set content for the television broadcast industry. The Company believes that, once signed, these and similar agreements will improve customer acceptance of its system and accelerate market penetration.

Digital Theater

Digital  Theater  focuses on hardware,  software,  and content  development  for digital theater venues, and is the world's leading supplier of digital planetarium projection systems (Digistar(R) II). Digital Theater is dedicated entirely to the emerging, large format digital theater marketplace. Efforts are focused on hardware, software, and content development. That focus is all-inclusive, from fundamental technology to building a portfolio of content for digital theater presentations.

Digital Theater's highest performance system, StarRider Digital Theater, is designed to display full-color, computer-generated 3D images, in either playback or real-time mode, onto a domed surface. Exploration Place in Wichita, Kansas was first to select StarRider; followed by Chicago's prestigious Adler Planetarium; both are scheduled to open in 1999.

NEW PRODUCT STRATEGY

         Building upon 30 years of expertise in the computer graphics industry, Evans & Sutherland's new Symphony family of products is designed to meet the needs of developers and users of highly realistic synthetic environments. At the core of its technology is an open architecture based on Intel and Microsoft hardware and software standards, with front-end computation controlled by the Windows NT(R) operating system. The product strategy scales easily with technology improvements, and supports leading and widely available graphics software.

         Industry standard technologies used in the Company's Symphony family of products include:

1. Windows NT: The operating system for hosting modeling software and tools, as well as administrative and control functions in the new E&S products.

2. Pentium(R) Processors: The leading processors used in most NT workstations are also used for geometry processing in the Company's new image generators. Future generations of E&S products will track or mirror the performance improvements of Intel processors, which are increasing at the fastest rate in the industry. E&S is working with Intel to deliver its high-performance REALimage graphics technology when systems based on Intel's Merced processor become available, currently expected in 1999.

3. OpenGL(R): Image database elements are rendered through the OpenGL graphics library and Applications Programming Interface (API). However, new E&S products are structured in a completely modular fashion to allow future use of Direct3D(R) and other graphics API's as they become accepted for professional applications.

4. PCI(R) and AGP(R): REALimage is compatible with PCI and Intel's Accelerated Graphics Port (AGP), offering a full graphics feature set and OpenGL compatibility to workstation users with either requirement.

PRODUCTS AND MARKETS

         Evans & Sutherland provides a broad line of visual system products and related services for use in simulators and trainers for military, commercial, and entertainment applications. The Company's product offerings include: (1) visual system components and technology, such as Harmony and ESIG image generators and REALimage controller chip technology; (2) fully integrated systems, such as the StarRider(TM) domed theater system or the MindSet virtual set; and (3) related services, such as system integration and database creation. These offerings, described below, are used in a wide variety of applications. The product and service offerings are all grounded in Evans & Sutherland's graphics technology. The Company's new products are based on open systems architecture and the Windows NT operating environment. The goal has been to continuously improve the core technology and offer it more broadly in existing markets, as well as extend it into new markets. E&S products are sold worldwide.

         Generally, E&S products consist of four major components. These components are available as subsystems, but are commonly sold as part of a complete visual system delivered to an operator or prime contractor.

1. Image generators (IG) create a computer-generated image and send this image to a display device, such as a projector or CRT. Primary E&S IG offerings include ESIG, Liberty(R), Harmony, and REALimage technology. REALimage graphics technology is currently manufactured and sold by Mitsubishi as part of a chipset.

2. Display systems consist of a combination of projectors, display screens, CRT screens, and specialized optics. These display systems are offered in a broad range of configurations, from onboard instrument displays to domes offering 360-degree field of view, depending on the applications.

3. Databases of the synthetic environment are offered as standard options or as custom creations. Military databases are commonly customized and often cover large areas of terrain. E&S provides database development as well as database tools, such as EaSIEST(R) and iNTegrator. Databases developed using iNTegrator are a key element of the Symphony product family. These can be run on a full range of image generators, from REALimage-powered desktop graphics accelerators to high-end Harmony systems.

4. System integration, installation, and support services are also key elements of most all systems and components sold.

         These components and subsystems are often integrated and sold as complete systems solutions. For example, the Digistar II and StarRider systems consist of E&S developed image generators, databases of synthetic worlds, and display systems. These are integrated by E&S with components from other suppliers, such as audience participation systems or the dome itself. E&S combines and installs all these components into a complete system solution for the planetarium and science center market.

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

MARKETING

         Evans & Sutherland's products are marketed worldwide by the Company or its agents. The Company's products and services are sold directly to end users by E&S as a prime contractor, through subcontractors or other prime contractors, and through system original equipment manufacturers (OEM). E&S continues to develop and form both domestic and international marketing alliances, which are proving to be an effective method of reaching specific markets. In addition, the Company has OEM agreements for its visual system products with companies such as STN Atlas Elektronik GmbH in Germany, and Mitsubishi Precision Co., Ltd. in Japan, and a non-exclusive partnership with Mitsubishi Electronics to manufacture and sell REALimage-based chipsets. In most cases where E&S sells through OEM suppliers, the sales, marketing, and product support functions are provided by those OEM suppliers.

SIGNIFICANT CUSTOMERS

         Worldwide customers using E&S products include most major airlines, U.S. and international armed forces, NASA, aerospace companies, film and video studios, laboratories, museums, planetariums, science centers, and location-based entertainment centers.

         Customers accounting for more than 10% of the Company's net sales in 1997 included the U.S. government and Thomson Training and Simulation, Ltd. (Thomson). In 1996, the U.S. government, Thomson, Hughes Training, Inc. (Hughes), recently acquired by Raytheon, and Rikei Corporation (Rikei) each accounted for more than 10% of the Company's sales, and in 1995, the U.S. government, Hughes, and Loral Corporation (Loral), now Lockheed Martin Information Systems, Inc., each accounted for more than 10% of the Company's sales. Sales to the U.S. government and prime contractors under U.S. government contracts were $45.5 million in 1997 (29% of total sales), $25.8 million in 1996 (20% of total sales), and $54.7 million in 1995 (48% of total sales). A portion of these sales is also included in sales to Hughes and Loral. Sales to Thomson were $19.3 million in 1997 (12% of total sales), $15.8 million in 1996 (12% of total sales), and $4.0 million in 1995 (4% of total sales). Sales to Hughes were $14.0 million in 1997 (9% of total sales), $14.9 million in 1996 (11% of total sales), and $11.0 million in 1995 (10% of total sales). Sales to Rikei were $8.1 million in 1997 (5% of total sales), $14.3 million in 1996 (11% of total sales), and $8.8 million in 1995 (8% of total sales). Sales to Loral were $6.9 million in 1996 (5% of total sales) and $34.3 million in 1995 (30% of total sales). See footnote 13 of "Notes to Consolidated Financial Statements" in Part II of this report.

COMPETITIVE CONDITIONS

         Primary competitive factors for the Company's products are performance, price, service, and product availability. Because competitors are constantly striving to improve their products, E&S must ensure that it continues to offer products with the best performance at a competitive price. Prime contractors, including CAE Electronics, Ltd. (CAE), Lockheed Martin, and Thomson, offer competing visual systems in the government simulation market. The Company believes it is able to compete effectively in this environment and will continue to be able to do so into the foreseeable future. In 1997, the Commercial
Simulation  business  unit was awarded  several  highly  competitive  orders and gained market share against CAE and FlightSafety International, Inc., the principal competitors in the commercial simulation market. In both the government and commercial simulation markets, competition for graphics computers also comes from Silicon Graphics, Inc.

         The Desktop Graphics business unit competes against companies like Intergraph, Inc. as a system OEM that uses its own chip design, and 3Dlabs Inc., Ltd. that sells chipsets to board manufacturers. Digital Studio competitors consist primarily of smaller companies. This market is still in its infancy and may experience significant change. Board Products is also in a highly fragmented market where consultive engineering is the primary mechanism for winning orders. In the Digital Theater business, the Company's DIGISTAR II digital planetarium product competes with traditional optical-mechanical products. Competitors include Minolta Planetarium Co. Ltd., Goto Optical Mfg. Co., Carl Zeiss Inc., and Spitz Inc. See "Competitive Environment" under "Factors That May Affect Future Results" under Item 7 "Managements Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this report.

BACKLOG

         The Company's backlog was $154.9 million on December 31, 1997, compared with $127.4 million on December 27, 1996, and $76.8 million on December 29, 1995. The predominant portion of the backlog as of December 31, 1997 was for visual simulation products. It is anticipated that most of the 1997 backlog will be converted to revenue in 1998.

INTERNATIONAL SALES

         Sales of product known to be ultimately installed outside the U.S. are considered international sales by the Company and were $94.6 million, $88.4 million, and $44.5 million in 1997, 1996, and 1995, respectively. International Sales represented 59%, 68%, and 39% of total sales in 1997, 1996, and 1995, respectively. To take full advantage of this sales pattern, the Company operated a wholly-owned Foreign Sales Corporation subsidiary through fiscal year 1997, the use of which resulted in tax benefits in 1997 of approximately $0.2 million. For additional information, see footnote 13 of "Notes to Consolidated Financial Statements" in Part II of this report. See "International Business" under "Factors That May Affect Future Results" under Item 7 "Managements Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this report.

DEPENDENCE ON SUPPLIERS

         Most parts and assemblies used by E&S are readily available through multiple sources in the open market; however, a limited number are available only from a single source. In these instances the Company stocks a substantial inventory and/or attempts to develop alternative components or sources where appropriate. See "Period to Period Fluctuations" under "Factors That May Affect Future Results" under Item 7 "Managements Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this report.

PATENTS AND TRADEMARKS

         E&S owns a number of patents and trademarks and is a licensee under several others. Several patent applications are presently pending in the United States, Japan, and several European countries. E&S copyrights chip masks designed by the Company and has instituted copyright procedures for these masks in Japan. E&S does not rely on, and is not dependent on, patent and trademark ownership to maintain its competitive position. In the event any or all patents and/or trademarks were held to be invalid, management believes the Company would not suffer significant long-term damage. However, E&S actively pursues patents on its new technology.

RESEARCH & DEVELOPMENT

         The Company's research and development expenses were $25.5 million, $21.8 million, and $19.4 million in 1997, 1996, and 1995, respectively. As a percentage of sales, research and development expenses were 16%, 17%, and 17% in 1997, 1996, and 1995, respectively. The Company continues to fund substantially all research and development efforts internally. It is anticipated that high levels of research and development will continue in order to ensure that the Company maintains technical excellence, leadership, and market competitiveness. See "Research and Development" and "Product Development and Introduction" under "Factors That May Affect Future Results" under Item 7 "Managements Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this report.

ENVIRONMENTAL STANDARDS

         The Company believes its facilities and operations are within standards fully acceptable to the Environmental Protection Agency and that all facilities and procedures are in accordance with environmental rules and regulations, and international, federal, state, and local laws.

EMPLOYEES

         As of February 28, 1998, Evans & Sutherland and its subsidiaries employed a total of 831 persons. The Company believes its relations with its employees are good. None of the Company's employees are subject to collective bargaining agreements.

SEASONALITY

         E&S believes there is no inherent seasonal pattern to its business. Sales volume fluctuates quarter-to-quarter due to relatively large and nonrecurring individual sales and customer-established shipping dates. Although the Company's volume has been skewed toward the fourth quarter, the Company has worked diligently to smooth quarter-to-quarter revenues and expects further success in achieving this goal. See "Period to Period Fluctuations" under "Factors That May Affect Future Results" under Item 7 "Managements Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this report.

ITEM 2.         PROPERTIES

         Evans & Sutherland's principal executive, manufacturing, engineering, and operations facilities are located in the University of Utah Research Park, in Salt Lake City, Utah, where it owns six buildings totaling approximately 440,000 square feet. E&S occupies four buildings and leases out the remaining two buildings. The buildings are located on land leased from the University of Utah on 40-year land leases. Two buildings have options to renew the land leases for an additional 40 years, and four have options to renew the land leases for 10 years. The Company also owns 46 acres of land in North Salt Lake. E&S has no encumbrance on any of the real property. The Company and its subsidiaries hold leases on several sales, service, and production facilities located throughout the United States, Europe, and Asia.

ITEM 3.         LEGAL PROCEEDINGS

         Neither the Company nor any of its subsidiaries is a party to any material legal proceeding. However, the Company is involved in ordinary routine litigation incidental to its business.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

EXECUTIVE OFFICERS

         The following sets forth certain information regarding the executive officers of the Company as of March 31, 1998:

Name                          Age       Position
-----------                   ---      ---------------------------------------
Stewart Carrell               64       Chairman of the Board of Directors
James R. Oyler                52       President and Chief Executive Officer
John T. Lemley                54       Vice President and Chief Financial
                                       Officer
Stuart J. Anderson            58       Vice President and General Manager of
                                       Commercial Simulation
Gene R. Chidester             49       Vice President of Manufacturing
Bruce E. Erickson             53       Vice President and General Manager of
                                       Digital Studio
Charles R. Maule              47       Vice President and General Manager of
                                       Desktop Graphics
Mark C. McBride               36       Vice President, Corporate Controller and
                                       Corporate Secretary
C. Grant Schultz              54       Vice President and Treasurer
Ronald R. Sutherland          59       Vice President and General Manager of
                                       Government Simulation
Allen H. Tanner               44       Vice President and General Manager of
                                       Board Products
Stanley E. Walker             44       Vice President and General Manager of
                                       Digital Theater


Mr. Carrell was elected Chairman of the Board of Directors of the Company on March 7, 1991. He has been a member of the Board for 14 years. He also serves as the Chairman of Seattle Silicon Corporation, and he is a director of Tripos, Inc. From mid-1984 until October 1993, Mr. Carrell was Chairman and Chief Executive Officer of Diasonics, Inc., a medical imaging company. From November 1983 until early 1987, Mr. Carrell was also a General Partner in Hambrecht & Quist LLC, an investment banking and venture capital firm.

Mr. Oyler was appointed President and Chief Executive Officer of the Company and a member of the Board of Directors in December 1994. He is also a director of Ikos Systems, Inc. and Silicon Light Machines. Previously, Mr. Oyler served as President of AMG, Inc. from mid-1990 through 1994 and as Senior Vice President of Harris Corporation from 1976 through mid-1990. He has three years of service with the Company.

Mr. Lemley joined the Company in November 1995 as Vice President and Chief Financial Officer. Prior to coming to the Company, he was Senior Vice President and Chief Financial Officer at Megahertz Corporation. Previously, he was with Medtronic, Inc., where he was Corporate Controller and Acting Chief Financial Officer. Prior to Medtronic, Mr. Lemley spent 17 years in a variety of financial management positions with Hewlett Packard Company. He has two years of service with the Company.

Mr. Anderson has been Vice President and General Manager of Commercial Simulation since 1994. Prior to joining the Company, he served as General Manager of Business Development for Hughes Rediffusion Simulation Ltd. from 1992 to 1994, and numerous other positions with Rediffusion Simulation beginning in 1961. He has three years of service with the Company.

Mr. Chidester has been Vice President of Manufacturing since 1994. He previously served as Director of Graphics Workstation Manufacturing and has nine years of service with the Company.

Mr. Erickson was appointed Vice President and General Manager of Digital Studio on January 1, 1997. He previously served as Vice President of New Market Development in the Government Simulation business unit, Vice President of the Government Business Group, and in other capacities with E&S. He has 11 years of service with the Company.

Mr. Maule has been Vice President and General Manager of Desktop Graphics since February 1996. Prior to joining the Company, he was Vice President of Marketing and Strategy for Concurrent Computer Corporation from October 1994 to February 1996. Previously, Mr. Maule served as Director of Business Development for Lockheed Missiles & Space Company from November 1992 to September 1994. He has two years of service with the Company.

Mr. McBride has been Vice President and Corporate Controller since September 1996 and was appointed Corporate Secretary in March 1998. Prior to joining the Company, he was Senior Vice President and Chief Financial Officer at HealthRider, Inc. from September 1993 to September 1996. From August 1985 to September 1993, he was employed by Price Waterhouse LLP, independent accountants, in various capacities, ending with Senior Manager. Mr. McBride is a Certified Public Accountant. He has one year of service with the Company.

Mr. Schultz has been Vice President and Treasurer since 1996. He previously served as Corporate Controller. He has 22 years of service with the Company.

Mr. Sutherland has been Vice President and General Manager of Government Simulation since 1994. He previously served as Executive Vice President of the Government Sector, and Vice President of Simulation Products. He has 16 years of service with the Company.

Mr. Tanner joined the Company in March 1996 as Vice President and General Manager of Board Products. Prior to joining the Company, he was President of Terabit Computer Specialty Company, Inc. between 1979 and 1996. Terabit was acquired by E&S in March 1996. He has two years of service with the Company.

Mr. Walker joined the Company in July 1997 as Vice President and General Manager of Digital Theater. Prior to joining E&S, he served seven years with MCA Universal Studios as Senior Project Director and in a variety of other project and technical management positions. He has less than one year of service with the Company.

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

                                                  HIGH                  LOW

        1997:
        First Quarter                            28  3/8               22
        Second Quarter                           29  3/4               22  1/8
        Third Quarter                            33  1/2               26
        Fourth Quarter                           37                    28  1/4

        1996:
        First Quarter                            25                    19
        Second Quarter                           29                    21
        Third Quarter                            23  3/4               19  1/2
        Fourth Quarter                           26  1/4               20


APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         On March 27, 1998, there were 833 shareholders of record of the Company's common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders.

DIVIDENDS

         Evans & Sutherland has never paid a cash dividend on its common stock, retaining its earnings for the operation and expansion of its business. The Company intends for the foreseeable future to continue the policy of retaining its earnings to finance the development and growth of its business.

ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA

                (In thousands, except per share amounts)

                                       1997            1996             1995            1994           1993
                                    ---------       ----------       ---------       ----------     -------
FOR THE YEAR

Net sales                            $159,353       $ 130,564        $113,194        $ 113,090      $ 142,253

Gross profit                           75,214          64,629          50,426           52,464         76,575

Operating expenses                     60,825          53,110          50,825           68,976         79,811

Gain from sale of business unit             -               -          23,506                -              -

Operating earnings (loss)              14,389          11,519          23,107          (16,512)        (3,236)

Earnings (loss) before income
   taxes, extraordinary gain,
   and accounting change                6,838          16,029          33,580          (11,384)         2,831

Earnings (loss) before
   extraordinary gain and
   accounting change                    5,080          10,352          20,484           (5,559)         1,826

Net earnings (loss)                     5,080          10,352          20,811           (3,700)         4,093

Diluted earnings (loss) per
   common share:

     Earnings (loss) before
     extraordinary gain and
     accounting change                   0.53            1.12            2.33            (0.65)          0.22

     Net earnings (loss)                 0.53            1.12            2.37            (0.43)          0.49

Diluted weighted average number
   of common shares outstanding         9,502           9,222           8,785            8,520          8,287




AT END OF THE YEAR

Current assets                       $179,698         $159,213       $161,004          $127,051       $161,188
Current liabilities                    50,741           32,290         42,593            30,980         40,516
Current ratio                             3.5              4.9            3.8               4.1            4.0
Working capital                       128,957          126,923        118,411            96,071        120,672
Net fixed assets                       44,368           42,671         40,855            44,823         48,247
Total assets                          234,390          210,891        211,002           180,764        216,187
Long-term debt                         18,015           18,015         18,015            20,375         37,066
Stockholders' equity                  165,634          160,472        148,491           127,118        137,030
Stockholders' equity
   per outstanding share                18.27            17.72          17.04             14.86          16.41


QUARTERLY FINANCIAL DATA  (Unaudited)

(In thousands, except per share amounts)


1997                                                                       Quarter Ended
                                                    March 28           June 27         Sep. 26          Dec. 31
                                                   ------------     ------------     -----------     ----------

Net sales                                           $  33,642         $ 37,907        $  38,451        $ 49,353

Gross profit                                           15,128           17,424           19,284          23,378

Operating expenses                                     13,690           15,378           14,501          17,256

Operating profit                                        1,438            2,046            4,783           6,122

Other income (expense), net                               577              661              319          (9,108)

Earnings (loss) before income taxes                     2,015            2,707            5,102          (2,986)

Net earnings (loss)                                     1,411            1,975            3,825          (2,131)

Diluted earnings (loss) per common share                 0.15             0.21             0.40           (0.23)



1996                                                                       Quarter Ended
                                                    March 29           June 28         Sep. 27          Dec. 27
                                                   ------------     ------------     -----------     ----------

Net sales                                           $  26,686         $ 30,907        $  33,712        $ 39,259

Gross profit                                           12,494           14,715           16,764          20,656

Operating expenses                                     12,003           13,379           12,607          15,121

Operating profit                                          491            1,336            4,157           5,535

Other income, net                                         726            1,072            1,144           1,568

Earnings before income taxes                            1,217            2,408            5,301           7,103

Net earnings                                              755            1,493            3,286           4,818

Diluted earnings per common share                        0.08             0.16             0.35            0.52


ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions should be read in conjunction with the Company's Consolidated Financial Statements contained herein under Item 8 of this report.

ITEMS FROM THE CONSOLIDATED STATEMENTS OF OPERATION (as a percent of sales)

                                                                       Year-Ended     Year-Ended     Year-Ended
                                                                        Dec. 31,       Dec. 27,        Dec. 29,
                                                                          1997            1996           1995
                                                                      -----------    -----------    ---------

Net sales                                                                100.0  %        100.0 %        100.0 %
Cost of sales                                                             52.8            50.5           55.5
                                                                        ------         -------         ------
   Gross profit                                                           47.2            49.5           44.5
Expenses:
   Marketing, general and administrative                                  22.2            24.0           27.1
   Research and development                                               16.0            16.7           17.2
   Write-off of acquired research and development                            -               -            0.6
                                                                        ------         -------         ------
     Total expenses                                                       38.2            40.7           44.9
                                                                        ------         -------         ------
Gain from sale of business unit                                              -               -           20.8
Operating earnings                                                         9.0             8.8           20.4
Other income (expense), net                                               (4.7)            3.5            9.3
                                                                        --------       -------         ------
Earnings before income taxes and extraordinary gain                        4.3            12.3           29.7
Income tax expense                                                         1.1             4.4           11.6
                                                                        ------         -------         ------
Earnings before extraordinary gain                                         3.2             7.9           18.1
Extraordinary gain from repurchase of convertible
   debentures, net of income taxes                                           -               -            0.3
                                                                        ------         -------         ------
Net earnings                                                               3.2  %          7.9 %         18.4 %
                                                                        ======         =======         ======


RESULTS OF OPERATIONS

SUMMARY

         Evans & Sutherland experienced another good year in 1997. Orders, sales, and backlog all reached record levels. Net sales increased 22% and operating earnings increased 25% over the prior year. Net earnings, however, decreased 51% resulting from a write-down of investments in non-marketable securities in accordance with Statement of Financial Accounting Standards No. 115.

SALES

         In 1997, sales increased 22% ($159.4 million compared to $130.6 million in 1996). The improvement was primarily due to increased market share and strong activity in both domestic and international markets. U.S. sales increased 53% ($64.8 million compared to $42.2 million in 1996), primarily due to a 76% increase in sales to the U.S. government ($45.5 million compared to $25.8 million in 1996). International sales increased 7% ($94.6 million compared to $88.4 million in 1996), resulting from strong sales growth of 46% in Europe ($59.2 million compared to $40.5 million in 1996), partially offset by a sales decrease in the Pacific Rim region of 37% ($27.8 million compared to $44.3 million in 1996). Based on currently booked orders, E&S expects continued worldwide revenue growth in 1998.

         In 1996, sales increased 15% ($130.6 million compared to $113.2 million in 1995). The improvement over 1995 was primarily due to increased market share and strong international activity. International sales increased 99% ($88.4 million compared to $44.5 million in 1995) and U.S. sales decreased 39% ($42.2 million compared to $68.7 million in 1995). Strong growth in the international markets was primarily due to a 219% increase in sales in the Pacific Rim region ($44.3 million compared to $13.9 million in 1995) and a 43% sales increase in Europe ($40.5 million compared to $28.4 million in 1995).

COSTS AND EXPENSES

         Cost of Sales, as a percent of sales, were 53%, 51%, and 56%, respectively, in 1997, 1996, and 1995. In 1997, the increase in the cost of sales percentage was due primarily to increased competition and lower margin contracts resulting from contracts in which the Company was functioning as the prime contractor. As forecast last year, this trend is expected to continue to reduce overall gross margins in 1998 and beyond. In 1996, the decrease in the cost of sales percentage was due primarily to product mix and, in part, to the Company-wide restructuring that occurred in 1994 and 1995 which eliminated non-profitable product lines and included a write-down of inventory.

         Total operating expenses increased 15% in 1997 ($60.8 million compared to $53.1 million in 1996), but decreased as a percent of sales (38% compared to 41% in 1996), continuing the trend begun in 1996. The trend of operating expenses increasing in total but being lower as a percent of sales is expected to continue in 1998. In 1996, total operating expenses increased 6% ($53.1 million compared to $50.1 million in 1995, excluding the write-off of acquired research and development in 1995), but decreased as a percent of sales (41% compared to 44% in 1995).

         Marketing, general, and administrative expenses increased 13% in 1997 ($35.3 million compared to $31.4 million in 1996), but decreased as a percent of sales (22% compared to 24% in 1996). In 1996, these expenses increased 2% ($31.4 million compared to $30.7 million in 1995), but decreased as a percent of sales (24% compared to 27% in 1995). The increase in these expenses in both 1997 and 1996 is due primarily to increased marketing costs related to tradeshow activity and additional marketing and administrative expenses related to the operation of the new business units.

         Research and development expenses increased 17% in 1997 ($25.5 million compared to $21.8 million in 1996), but decreased as a percent of sales (16.0% compared to 16.7% in 1996). In 1996, research and development expenses increased 12% ($21.8 million compared to $19.4 million in 1995), but slightly decreased as a percent of sales (16.7% compared to 17.2% in 1995). The increase in these expenses in both 1996 and 1997 is due primarily to increased activity related to the introduction of several new products, and additional expenses related to the new business units. Management intends to continue to reduce research and development, as a percent of sales, over the next few years. However, high levels of research and development will continue in support of essential product development to ensure that the Company maintains technical excellence and market competitiveness. The Company continues to fund substantially all research and development costs internally.

OTHER INCOME (EXPENSE), NET

         Other income (expense), net, was $7.6 million of expense in 1997 and $4.5 million of income in 1996. This change was due primarily to a write-down of the Company's investments in certain marketable and non-marketable securities of $9.6 million during 1997. There were no gains from sales of investment securities in 1997 compared to a $1.9 million gain in 1996. In addition, interest income decreased 17% ($3.2 million in 1997 compared to $3.9 million in 1996). In 1996, other income, net, decreased 57% ($4.5 million compared to $10.5 million in 1995) due primarily to a lower gain on sale of investment securities ($1.9 million versus $7.1 million in 1995) and a decrease in interest income
($3.9 million versus $4.8 million in 1995). In 1996, cash and marketable securities balances were lower compared to 1995, primarily as the result of proceeds received from the sale of CDRS in April 1995.

EXTRAORDINARY GAIN

         Evans & Sutherland realized extraordinary gains in 1995 from repurchase of its 6% Subordinated Convertible Debentures at less than par. There were no repurchases of debentures by the Company in 1997 or 1996. The current face amount of debentures outstanding is $18.0 million.

INCOME TAXES

         Provision for income taxes was 26%, 35%, and 39% of pre-tax earnings for 1997, 1996, and 1995 respectively. In 1998, the Company expects the income tax rate to approximate 1996 levels.

 LIQUIDITY AND CAPITAL RESOURCES

         Funds to support the Company's operations generally come from net cash provided by operating activities, sale of marketable securities available-for-sale, and proceeds from employee stock purchase and option plans. The Company also has cash equivalents and short-term marketable securities which can be used as needed.

         During 1997, net cash from operating activities provided $14.3 million and proceeds from employee stock purchases contributed $3.1 million. The major uses of cash during the year included purchases of capital equipment for $10.8 million, payments for repurchases of common stock of $4.6 million, the purchase of investment securities of $4.2 million, and net payments under notes payable to banks of $3.8 million. The net result was a decrease in cash and marketable securities of $5.9 million to $57.1 million at December 31, 1997 from $63.0 million at December 27, 1996. At December 31, 1997, the Company has unsecured revolving line of credit agreements with foreign banks totaling $11.1 million of which approximately $10.3 million was unused and available. At the end of 1997, there were no material capital commitments. The Company believes that through internal cash generation, plus its cash equivalents, marketable securities and available borrowings under its line of credit agreements, it has sufficient resources to cover its cash needs during fiscal year 1998.

EFFECTS OF INFLATION

         The effects of inflation were not considered material during fiscal years 1997, 1996, and 1995, and are not expected to be material for fiscal year 1998.

THE YEAR 2000 ISSUE

         Beginning in 1996, Evans & Sutherland initiated the review and assessment of all its computerized hardware and internal-use software systems in order to ensure that such systems will function properly in the year 2000 and beyond. During the last two years, the Company's computerized information systems have been substantially replaced and are believed to be Year 2000 compliant. It is possible, however, that software programs acquired from third parties and incorporated into other applications utilized by the Company may not be fully Year 2000 compliant. E&S intends to continue testing, replacing, or enhancing its internal applications through the end of 1999 to ensure that risks related to such software are minimized. Management does not believe that costs associated with Year 2000 compliance efforts will have a material impact on the Company's financial results or operations.

OUTLOOK

         Looking forward, the Company expects good revenue and earnings growth in 1998. The biggest challenge facing the Company is maintaining gross margin levels, especially in the government business where continuing worldwide pressure on defense budgets is severe and in contracts in which the Company functions as the prime contractor. These pressures are expected to be partially offset by continued profit improvement in the Company's new businesses. New product startup expenses are expected to continue to depress earnings in the first quarter of 1998 with anticipated recovery as new products enter volume production.

         An important indicator for the Company is its continued strong performance in winning new orders. Record bookings in 1997 of over $186 million resulted in a record year-end backlog of $155 million, most of which is expected to be converted to revenue in 1998.

         The Company's investments in internal infrastructure is also beginning to produce results, contributing to an increase in productivity of 18% in 1997 as measured by revenue per employee. In addition, order fulfillment time was reduced, resulting in improvements in on-time deliveries to customers. The complete reengineering of supply-chain processes contributed to this improvement, as well as to improved inventory turns and overall product quality. Corporate development activities, including mergers, acquisitions, and strategic investments, continue to be an important part of the Company's strategic growth plan.

         The foregoing contains forward-looking statements that involve risks and uncertainties, including but not limited to quarterly fluctuations in results, the timely availability and customer acceptance of new products, the impact of competitive products and pricing, general market trends and conditions, and other risks detailed below in "Factors That May Affect Future Results". Actual results may vary materially from projected results.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Evans & Sutherland's domestic and international businesses operate in highly competitive markets that involve a number of risks, some of which are beyond the Company's control. While E&S management is optimistic about the Company's long-term prospects, the following discussion highlights some risks and uncertainties that should be considered in evaluating its growth outlook.

Overview

         The  high-tech  nature of the  Company's  business  is  subject to both national and worldwide economic and political influences such as recession, political instability, the economic strength of governments, and rapid changes in technology. The Company's operating results are dependent on its ability to rapidly develop, manufacture, and market innovative products that meet customers needs. Inherent in this process is a number of risks that the Company must manage in order to achieve favorable operating results. The process of developing new high technology products is complex, expensive, and uncertain, requiring innovative designs and features that anticipate customer needs, competing solutions, and technological trends. The products, once developed, must be manufactured and distributed in sufficient volumes and quality at acceptable costs and competitive prices. Furthermore, portions of the manufacturing operations are dependent on the ability of suppliers to deliver high quality components and subassemblies in time to meet critical manufacturing and distribution schedules. Constraints in these supply lines and insufficient quality could adversely affect the Company's operating results until alternate sourcing can be developed. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in the forward-looking statements contained in this report.

Competitive Environment

         The computer industry is highly competitive, with rapid technological advances and constantly improving price/performance. As most areas in which E&S operates continue to grow, the Company is experiencing increased competition, and it expects this trend to continue. In recent years, domestic and worldwide political, economic, and technological developments have strongly affected these markets, requiring adaptation by market participants. Since 1994, E&S has followed a three-point growth strategy, consisting of growing existing businesses, developing new businesses internally, and selectively acquiring businesses. These strategies have broadened the Company's business portfolio, creating opportunities for increased efficiency and market competitiveness, improved access to new markets, and reduced exposure to airline industry and defense budget reductions. In addition, E&S continues to undertake cost reduction efforts throughout all business units while monitoring and adjusting employment levels consistent with changing business requirements.

         Evans & Sutherland's executive management and Board of Directors continue to review and monitor the Company's strategic plans in connection with its three-point growth strategy. These plans include assessing business combinations and joint ventures with companies engaged in similar or closely related businesses, building market share in core businesses, and divesting less well-positioned and non-core businesses to remain competitive.

Period to Period Fluctuations

         The Company's operating results may fluctuate for a number of reasons. Delivery cycles and contract lengths are typically long for its core simulation-related businesses, which make up the largest share of the Company's revenues and earnings. Well over half of each quarter's revenues result from orders booked in previous quarters. Because the Company plans its operating expenses, many of which are relatively fixed in the short term, on expected revenue, even a small revenue shortfall or shift may cause a period's results to be below expectations. Such a revenue shortfall could arise from any number of factors, including delays in the availability of products, delays from chip suppliers, discontinuance of key components from suppliers, other supply constraints, transit interruptions, overall economic conditions, or natural disasters. The timing of customer acceptance of certain large-scale commercial or government contracts may also have a significant effect on periodic operating results. U.S. and international government defense budgets may require the Company to delay or even cancel production due to lack of available funding.

         Gross margins are heavily influenced by mix considerations, including the mix of lower-margin prime contracts versus sub-contracts, new products and markets versus established products and markets, the mix of high-end products versus low-end products, as well as the mix of configurations within these product categories.
Future margins may not duplicate historical margins or growth rates.

         The Company's stock price, like that of other technology companies, is subject to significant volatility. If revenues or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on the Company's stock price. The stock price may also be affected by broader market trends unrelated to the Company's performance.

Research and Development

         E&S commits a significant investment in long-term research and development. Developing new products and software is expensive and the investment in product development often involves a long payback cycle. While the Company has every reason to believe these investments will ultimately be rewarded with revenue-generating products, customer acceptance ultimately dictates the success of development and marketing efforts. The Company plans to continue significant investments in software research and development and related product opportunities from which significant revenue is not anticipated for a number of years. Management expects total spending for research and development in 1998 to increase over spending in 1997 in absolute dollars, but not to increase as a percentage of sales.

Product Development and Introduction

         The Company's continued success depends on its ability to develop technologically complex and innovative products. Product transitions are a recurring part of the Company's business. A number of risks are inherent in this process. During fiscal 1998, for example, the Company is heavily committed to meeting delivery schedules for its Harmony and iNTegrator products. While E&S has every expectation to meet these schedules, the Company has customer contracts that include liquidated damages if delivery schedules are not met.

         The development of new technology and products is increasingly complex and uncertain, which increases the risk of delays. The introduction of a new product requires close collaboration and continued technological advancement involving multiple hardware and software design and manufacturing teams within the Company as well as teams at outside suppliers of key components, such as chipsets. The failure of any one of these elements could cause the Company's new products to fail to meet specifications or to miss the aggressive timetables that the Company establishes. As the variety and complexity of the Company's product families increase, the process of planning production and inventory levels also becomes increasingly complex. In addition, the extent to which a new product gains rapid acceptance is strongly affected by the availability of key applications optimized for the new systems. There is no assurance that acceptance of the Company's new systems will not be affected by delays in this process.

         Product life-cycles place a premium on Evans & Sutherland's ability to manage the transition from current products to new products. The Company may announce new products, while the product is in the final stages of development. The Company's results could be adversely affected by such factors as development delays, the release of products late to manufacturing, quality or yield problems experienced by production or suppliers, variations in product costs, delays in customer purchases of existing products in anticipation of the introduction of new products, and excess inventories of older products and components.

U.S. Government Contracts

         In 1997, 29% of the Company's sales were made to agencies of the U.S. government, either directly or through prime contractors or subcontractors, for which there is intense competition. Accordingly, a significant portion of the Company's sales are subject to inherent risks, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, and the availability of funds. These risks also include technological uncertainties and obsolescence, and dependence on annual Congressional appropriation and allotment of funds. In the past, some of the Company's programs have been delayed, curtailed, or terminated. Although E&S cannot predict such uncertainties, in the opinion of management there are no spending reductions or funding limitations pending that would impact Company contracts.

         Other characteristics of the industry are complexity of designs, the difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work, and the rapidity with which product lines become obsolete due to technological advances and other factors characteristic of the industry. Earnings may vary materially on some contracts depending upon the types of government long-term contracts undertaken, the costs incurred in their performance, and the achievement of other performance objectives. Due to the intense competition for available U.S. government business, maintaining or expanding government business increasingly requires E&S to commit additional working capital for long-term programs and additional investments in Company-funded research and development.

         As a U.S. government contractor or sub-contractor, Evans & Sutherland's contracts and operations are subject to government oversight. The government may investigate and make inquiries of the Company's business practices and conduct audits of contract performance and cost accounting. These investigations may lead to claims against the Company. Under U.S. government procurement regulations and practices, an indictment of a government contractor could result in that contractor being fined and/or suspended for a period of time from eligibility for bidding on, or for award of, new government contracts; a conviction could result in debarment for a specified period of time. Although the outcome of such investigations and inquiries cannot be predicted, in the opinion of management there are no claims, audits, or investigations pending against E&S that are likely to have a material adverse effect on either the Company's business or its consolidated financial position or results of operations.

International Business

         Evans & Sutherland's international business accounted for 59% of the Company's 1997 sales. International business involves additional risks, such as exposure to currency fluctuations and changes in foreign economic and political environments, such as those currently affecting Asian markets. International transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and widely differing legal systems, customs, and mores in foreign countries. In addition, international sales often include sales to various foreign government armed forces, with many of the same inherent risks associated with U.S. government sales identified above. E&S expects that international sales will continue to be a significant portion of the Company's overall business in the foreseeable future.

Commercial Airline Business

         The Company's commercial simulation (airline) business has strengthened since its decision in 1994 to pursue a new strategy of supplying complete systems instead of just components. Characteristics of the commercial simulation market include uncertainty of economic conditions, dependence upon the strength of the commercial airline industry, air pilot training requirements, competition, timely performance by subcontractors on contracts in which E&S is the prime contractor, and changes in technology.

New Businesses

         As E&S develops and grows its new businesses, there are certain uncertainties and risks associated with each business unit. These risks include:
(a) developing strong partner relationships with board manufacturers, as well as intense competitive pressures for the Desktop Graphics business; (b) acceptance of new technology and increasing market size and demand in a developing new market for the Digital Theater business; (c) the technical feasibility and uncertain market acceptance in a developing new market for the Digital Studio business; and (d) changes in technology and intense competition for the Board Products business. Risks also include technological uncertainties and obsolescence, uncertainty of economic conditions, commitment of working capital, market acceptance, and other risks inherent in new businesses.

Private Finance Initiative

         The Private Finance Initiative (PFI) is designed to increase the involvement of the private sector in the provision of services which have traditionally been provided by the public sector. PFI requires the private sector to use its own capital to invest in assets which then are used to provide a long term service such as simulation training to its public sector customer. The number of programs being developed as PFIs is increasing worldwide. E&S is currently involved in proposals to international military customers where it would be an equity partner of the PFI prime contractor and program manager. PFI programs, however, are subject to inherent risks, including the commitment of working capital and fixed assets, long cycles in which to receive a return on investment, and termination or default of contracts. These risks also include technological uncertainties and obsolescence, uncertainty of economic conditions, changes in U.S. and international government policies and requirements that may reflect rapidly changing military and political developments, and the availability of funds.

Forward Looking Statements

         This annual report contains both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, technology, and other risks detailed in this filing. Although the Company believes it has the product offerings and resources for continuing success, future revenue and margin trends cannot be reliably predicted. Factors external to the Company can result in volatility of the Company's common stock price. Because of the foregoing factors, recent trends are not necessarily reliable indicators of future stock prices or financial performance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following constitutes a list of Financial Statements included in Part II of this report:

               Report of Management

               Independent Auditors' Report

               Consolidated Balance Sheets - December 31, 1997 and December 27, 1996.

               Consolidated Statements of Operations - Years ended December 31, 1997, December 27, 1996, and December 29, 1995.

               Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997, December 27, 1996, and December 29, 1995.

               Consolidated Statements of Cash Flows - Years ended December 31, 1997, December 27, 1996, and December 29, 1995.

               Notes to Consolidated Financial Statements - Years ended December 31, 1997, December 27, 1996, and December 29, 1995.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans & Sutherland Computer Corporation and subsidiaries as of December 31, 1997 and December 27, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP

February 11, 1998
Salt Lake City, Utah

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                     December 31, 1997 and December 27, 1996
                      (In thousands, except share amounts)

                                       Assets                                                    1997       1996
                                       ------
                                                                                               --------   --------
Current assets:
    Cash and cash equivalents                                                                 $  8,176   $ 16,521
    Marketable securities                                                                       48,928     46,454
    Accounts receivable, less allowance for doubtful
      receivables of $851 in 1997 and $563 in 1996                                              36,066     34,842
    Inventories (note 3)                                                                        26,885     20,202
    Costs and estimated earnings in excess of
      billings on uncompleted contracts (note 4)                                                51,799     34,166
    Deferred income taxes (note 9)                                                               4,224      4,841
    Prepaid expenses and deposits                                                                3,620      2,187
                                                                                               --------   --------

                  Total current assets                                                         179,698    159,213

Property, plant and equipment (note 5)                                                          44,368     42,671
Investment securities (note 2)                                                                   5,000      7,057
Deferred income taxes (note 9)                                                                   3,802          -
Other assets                                                                                     1,522      1,950
                                                                                               --------   --------

                                                                                              $234,390   $210,891
                                                                                               ========   ========
                        Liabilities and Stockholders' Equity
                        ------------------------------------

Current liabilities:
    Notes payable to banks (note 6)                                                           $    950   $  5,334
    Accounts payable                                                                            14,353      6,370
    Accrued expenses (note 7)                                                                   18,061     13,933
    Customer deposits                                                                            6,574      2,058
    Income taxes payable (note 9)                                                                4,462          -
    Billings in excess of costs and estimated
      earnings on uncompleted contracts (note 4)                                                 6,341      4,595
                                                                                               --------   --------

                  Total current liabilities                                                     50,741     32,290

Long-term debt (note 8)                                                                         18,015     18,015
Deferred income taxes (note 9)                                                                       -        114

Commitments and contingencies (notes 11 and 17)

Stockholders' equity (notes 10 and 15):
    Preferred stock, no par value;  authorized 10,000,000
      shares; no shares issued and outstanding                                                       -          -
    Common stock, $.20 par value;  authorized 30,000,000 shares; issued
      and outstanding 9,066,743 shares in 1997 and 9,056,871 shares in 1996                      1,813      1,811
    Additional paid-in capital                                                                   8,025      8,639
    Retained earnings                                                                          155,576    150,496
    Net unrealized loss on marketable and investment securities                                    (68)      (541)
    Cumulative translation adjustment                                                              288         67
                                                                                               --------   --------

                  Total stockholders' equity                                                   165,634    160,472
                                                                                               --------   --------

                                                                                              $234,390   $210,891
                                                                                               ========   ========

          See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
              Years ended December 31, 1997, December 27, 1996, and
                                December 29, 1995
                    (In thousands, except per share amounts)


                                                                                      1997         1996         1995
                                                                                    ----------   ----------   ----------
Net sales (notes 12 and 13)                                                        $ 159,353    $ 130,564     $ 113,194
Cost of sales                                                                         84,139       65,935        62,768
                                                                                    ----------   ----------   ----------
          Gross profit
                                                                                      75,214       64,629        50,426
                                                                                    ----------   ----------   ----------
Expenses:
    Marketing, general and administrative                                             35,333       31,357        30,714
    Research and development                                                          25,492       21,753        19,406
    Write-off of acquired research and development                                         -            -           705
                                                                                    ----------   ----------   ----------
                                                                                      60,825       53,110        50,825
Gain from sale of business unit (note 18)                                                  -            -        23,506
                                                                                    ----------   ----------   ----------
          Operating earnings                                                          14,389       11,519        23,107

Other income (expense):
    Interest income                                                                    3,239        3,892         4,752
    Interest expense                                                                  (1,300)      (1,434)       (1,477)
    Loss on write down of investment securities                                       (9,575)           -             -
    Gain on sale of marketable and investment securities                                   -        1,868         7,126
    Other                                                                                 85          184            72
                                                                                    ----------   ----------   ----------

                                                                                      (7,551)       4,510        10,473
                                                                                    ----------   ----------   ----------

          Earnings before income taxes and extraordinary gain                          6,838       16,029        33,580
Income tax expense (note 9)                                                            1,758        5,677        13,096
                                                                                    ----------   ----------   ----------

          Earnings before extraordinary gain                                           5,080       10,352        20,484

Extraordinary gain from repurchase of convertible debentures,
   net of income taxes of $209 in 1995 (note 8)                                            -            -           327
                                                                                    ----------   ----------   ----------
          Net earnings                                                             $   5,080    $  10,352     $  20,811
                                                                                    ==========   ==========   ==========

Basic earnings per common share:
    Before extraordinary gain                                                      $     .56    $    1.16    $    2.37
    Extraordinary gain from repurchase of convertible debentures                          -            -           .04
                                                                                    ----------   ----------   ----------
                                                                                   $     .56    $    1.16    $    2.41
                                                                                    ==========   ==========   ==========
Diluted earnings per common share:
    Before extraordinary gain                                                      $     .53    $    1.12    $    2.33
    Extraordinary gain from repurchase of convertible debentures                          -            -           .04
                                                                                    ----------   ----------   ----------

                                                                                   $     .53    $    1.12    $    2.37
                                                                                    ==========   ==========   ==========

           See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Stockholders'
            Equity Years ended December 31, 1997, December 27, 1996,
                              and December 29, 1995
                      (In thousands, except share amounts)

                                                                                     1997       1996        1995
                                                                                    --------   --------    --------

Common stock:
    Beginning of year                                                              $  1,811   $  1,743    $  1,710
    Par value of shares issued for cash (183,007 shares in
      1997, 195,571 shares in 1996, and 181,734 shares in 1995)                          37         39          36
    Par value of shares issued to acquire Terabit (149,215
      shares in 1996)                                                                     -         30           -
    Par value of shares purchased and retired (173,135 shares
      in 1997, 3,235 shares in 1996, and 18,520 shares in 1995)                         (35)        (1)         (3)
                                                                                    --------   --------    --------

    End of year                                                                       1,813      1,811       1,743
                                                                                    --------   --------    --------
Additional paid-in capital:
    Beginning of year                                                                 8,639      5,112       2,850
    Proceeds in excess of par value of shares issued for cash                         3,104      2,746       2,504
    Compensation expense on employee stock purchase plan                                102         90          74
    Tax benefit from issuance of common stock to employees                              770        691           -
    Retirement of treasury stock                                                     (4,590)       (51)       (316)
    Terabit acquisition                                                                   -         51           -
                                                                                    --------   --------    --------

    End of year                                                                       8,025      8,639       5,112
                                                                                    --------   --------    --------
Retained earnings:
    Beginning of year                                                               150,496    140,062     119,251
    Terabit acquisition                                                                   -         82           -
    Net earnings                                                                      5,080     10,352      20,811
                                                                                    --------   --------    --------

    End of year                                                                     155,576    150,496     140,062
                                                                                    --------   --------    --------

Net unrealized (loss) gain on investment securities:
    Beginning of year                                                                  (541)     1,694       2,847
    Fair value adjustment of marketable securities                                      473     (2,235)     (1,153)
                                                                                    --------   --------    --------

    End of year                                                                         (68)      (541)      1,694
                                                                                    --------   --------    --------

Cumulative translation adjustment:
    Beginning of year                                                                    67       (120)        460
    Translation adjustment                                                              221        187        (580)
                                                                                    --------   --------    --------
    End of year                                                                         288         67        (120)
                                                                                    --------   --------    --------

          Total stockholders' equity                                               $165,634   $160,472    $148,491
                                                                                    ========   ========    ========

          See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              Years ended December 31, 1997, December 27, 1996, and
                                December 29, 1995
                                 (In thousands)

                                                                                         1997        1996        1995
                                                                                       ---------   ---------   ---------
Cash flows from operating activities:
   Net earnings                                                                       $   5,080    $ 10,352   $  20,811
   Adjustments to reconcile net earnings to net cash provided by (used
     in)  operating activities:
       Depreciation and amortization                                                     10,041       9,120       9,950
       Provision for losses on accounts receivable                                          370         335         158
       Provision for write down of inventory                                              1,009        (535)      7,988
       Provision for warranty expense                                                       726         673         470
       Deferred income taxes                                                             (3,299)      1,283         414
       Loss on write down of investment securities                                        9,575           -           -
       Gain on sale of marketable and investment securities                                   -      (1,868)     (7,126)
       Gain on repurchase of convertible debentures                                           -           -        (536)
       Gain on sale of business unit                                                          -           -     (23,506)
       Other, net                                                                           169          69         (93)
       Changes in assets and  liabilities  net of effects  of  purchase/sale  of businesses:
          Accounts receivable                                                            (2,935)     (7,406)     (6,117)
          Inventories                                                                    (8,641)     (3,093)     (7,695)
          Costs  and  estimated  earnings  in excess of  billings  on  uncompleted
            contracts, net                                                              (15,060)    (19,036)      8,530
          Prepaid expenses and deposits                                                  (1,430)       (745)       (423)
          Accounts payable and accrued expenses                                           9,232       3,790      (3,912)
          Customer deposits                                                               4,496      (3,489)     (3,472)
          Income taxes                                                                    4,958     (11,180)     12,169
                                                                                       ---------   ---------   ---------

                  Net cash provided by (used in) operating activities                    14,291     (21,730)      7,610
                                                                                       ---------   ---------   ---------

Cash flows from investing activities:
   Purchases of marketable securities                                                   (80,443)    (57,354)   (145,047)
   Proceeds from sale of marketable securities                                           77,858      97,262      85,147
   Purchase of investment securities                                                     (4,208)     (1,447)     (3,000)
   Proceeds from sale of investment securities                                                -       1,886       7,930
   Purchases of property, plant, and equipment                                          (10,804)    (10,521)     (5,846)
   Increase in other assets                                                                   -      (1,463)          -
   Proceeds from sale of business unit                                                        -           -      31,488
   Payment for acquisition, net of cash acquired                                              -           -         (93)
                                                                                       ---------   ---------   ---------

                  Net cash provided by (used in) investing activities                   (17,597)     28,363     (29,421)
                                                                                       ---------   ---------   ---------

Cash flows from financing activities:
   Net borrowings (payments) under notes payable to banks                                (3,827)      1,904       1,758
   Net proceeds from issuance of common stock                                             3,141       3,594       2,295
   Payments for repurchases of common stock                                              (4,625)          -           -
   Payments for repurchase of convertible debentures                                          -           -      (1,831)
                                                                                       ---------   ---------   ---------

                  Net cash provided by (used in) financing activities                    (5,311)      5,498       2,222
                                                                                       ---------   ---------   ---------

Effect of foreign exchange rate changes on cash                                             272        (633)       (601)
                                                                                       ---------   ---------   ---------

Net change in cash and cash equivalents                                                  (8,345)     11,498     (20,190)
Cash and cash equivalents at beginning of year                                           16,521       5,023      25,213
                                                                                       ---------   ---------   ---------

Cash and cash equivalents at end of year                                              $   8,176    $ 16,521    $  5,023
                                                                                       =========   =========   =========

Supplemental Disclosures of Cash Flow Information Cash paid during the year for:
   Interest                                                                           $   1,351    $  1,385    $  1,500
   Income taxes                                                                           1,915      14,736       1,134

          See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               December 31, 1997, December 27, 1996, and December
                                    29, 1995
               (In thousands, except share and per share amounts)


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Description of Business

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

       The Company changed its fiscal year end from the last Friday in December to a calendar year end in 1997. The fiscal year ends for the years included in the accompanying consolidated financial statements are the periods ended December 31, 1997, December 27, 1996, and December 29, 1995. Unless otherwise specified, all references to a year are to the fiscal year ended in the year stated.

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

       Revenue from software license rights is recognized when the product has been delivered, provided that the Company has no additional performance obligations. Revenues from service contracts are recognized ratably over the related contract period.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Cash and Cash Equivalents

       The Company considers all highly liquid financial instruments purchased with an original maturity to the Company of three months or less to be cash equivalents. Cash equivalents consist of debt securities of $6,920 and $11,902 at December 31, 1997 and December 27, 1996, respectively.

       Inventories

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

       Warranty Reserve

       The Company provides a warranty reserve for estimated future costs of servicing products under warranty agreements extending for periods from 90 days to one year. Anticipated costs for product warranty are based upon estimates derived from experience factors and are recorded at the time of sale or over the contract period for long-term contracts.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Stock-Based Compensation

       Effective January 1, 1996, the Company adopted the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation. SFAS 123 encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB
       25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123.

       Income Taxes

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

       Foreign Currency Translation

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

       Earnings Per Common Share

       In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 became effective for financial statements with interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted SFAS 128. SFAS 128 establishes a different method of computing earnings per common share than was previously required under the provisions of Accounting Principles Board Opinion No. 15. SFAS 128 requires the presentation of basic and diluted earnings per common share. Basic earnings per common share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per common share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Prior periods have been restated for presentation in accordance with SFAS 128.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Earnings Per Common Share (continued)

     In calculating earnings per common share, the earnings were the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted average number of common shares for 1997, 1996, and 1995, is summarized as follows (in thousands):

                                                                              1997        1996        1995
                                                                            ---------   ---------   ---------

           Basic  weighted   average  number  of  common  shares
              outstanding during the year                                      9,060       8,944       8,639
           Weighted  average  number  of  common  stock  options
              outstanding during the year                                        442         278         146
                                                                            =========   =========   =========
           Diluted  weighted  average  number of  common  shares
              outstanding during the year                                      9,502       9,222       8,785
                                                                            =========   =========   =========

       Estimates

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

       Reclassifications

       Certain   reclassifications   have   been  made  in  the  1996  and  1995
       consolidated financial statements to conform with classifications adopted in 1997.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)    MARKETABLE AND INVESTMENT SECURITIES

       The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for securities by major security type and class of security at 1997 and 1996, are summarized as follows:

                                                                                    Gross       Gross
                                                                                 unrealized   unrealized
                                                                     Amortized     holding     holding      Fair
                                                                        cost        gains       losses     value
                                                                     ---------   ----------  ----------   --------
         Year ended 1997:
             U.S. government securities:
                Maturing in one year or less                        $   3,179   $       -   $        3   $   3,176
                Maturing between one and three years                    1,509           7            -       1,516
             State and municipal securities:
                Maturing in one year or less                           14,714          17           10      14,721
                Maturing between one and three years                    9,389          42           14       9,417
             Corporate debt securities:
               Maturing in one year or less                             2,501           1            -       2,502
               Maturing between one and three years                    16,045           -          149      15,896
             Marketable securities                                      1,700           -            -       1,700
                                                                     ---------   ----------  ----------   --------

                                                                    $  49,037   $      67   $      176   $  48,928
                                                                     =========   ==========  ==========   ========
         Year ended 1996:
             U.S. government securities:
                Maturing in one year or less                        $   2,081   $       3   $        -   $   2,084
                Maturing between one and three years                   16,253           5           80      16,178
             State and municipal securities:
                Maturing in one year or less                            2,005          10            -       2,015
                Maturing between one and three years                   16,058          47            1      16,104
             Corporate debt securities - Maturing between one
               and three years                                          4,004           -            -       4,004
             Marketable securities                                      6,051          18            -       6,069
                                                                     ---------   ----------   ---------   --------

                                                                    $  46,452   $      83   $       81   $  46,454
                                                                     =========   ==========  ==========   ========


       Long-term investment securities are summarized as follows:

                                                                                    Gross       Gross
                                                                                 unrealized  unrealized
                                                                                   holding     holding     Market
                                                                        Cost        gains       losses     value
                                                                     ---------   ----------  ----------   --------
         Year ended 1997:
             Marketable securities:
                Iwerks Entertainment, Inc.                          $     500   $       -   $       -     $    500
                                                                     =========   ==========  ==========   ========

         Year ended 1996:
             Marketable securities:
                Iwerks Entertainment, Inc.                          $   2,000   $       -   $     868     $  1,132
                                                                     =========   ==========  ==========   ========

       The Company has investments in nonmarketable securities of four companies in 1997 and three companies in 1996. These investments are recorded at cost, adjusted for declines in fair value that are considered other than temporary, and total $4,500 and $5,925 at December 31, 1997 and December 27, 1996, respectively. Each of the investments in nonmarketable securities represent less than 20 percent of the outstanding voting shares of the respective companies.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (3)   INVENTORIES

       Inventories are summarized as follows:
                                                           1997        1996
                                                        ---------   ---------

         Raw materials and supplies                    $  13,674   $   8,117
         Work-in-process                                  10,040      11,211
         Finished goods                                    3,171         874
                                                        ---------   ---------
                                                       $  26,885   $  20,202
                                                        =========   =========


(4)    LONG-TERM CONTRACTS

       Comparative   information  with  respect  to  uncompleted  contracts  are summarized as follows:

                                                             1997        1996
                                                         ---------   ---------

         Accumulated costs and estimated
            earnings on uncompleted contracts           $ 217,354   $ 160,069
         Less billings                                    171,896     130,498
                                                         ---------   ---------

                                                        $  45,458   $  29,571
                                                         =========   =========
         Costs and estimated earnings in excess of
            billings on uncompleted contracts           $  51,799   $  34,166
         Billings in excess of costs and estimated
            earnings on uncompleted contracts              (6,341)     (4,595)
                                                         =========   =========
                                                        $  45,458   $  29,571
                                                         =========   =========


(5)    PROPERTY, PLANT, AND EQUIPMENT

       The cost and estimated useful lives of property, plant, and equipment are summarized as follows:

                                            Estimated
                                          useful lives       1997        1996
                                          ------------    ---------   ---------

         Land                                 -          $   1,436   $   1,436
         Buildings and improvements        40 years         38,152      35,970
         Machinery and equipment          3 to 8 years      79,372      74,005
         Office furniture and equipment    8 years           2,178       2,052
         Construction-in-process              -              2,030       1,895
                                                          ---------   ---------
                                                           123,168     115,358
         Less accumulated depreciation and
            amortization                                   (78,800)    (72,687)
                                                          ---------   ---------

                                                         $  44,368   $  42,671
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

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (6)   NOTES PAYABLE TO BANKS

       The following is a summary of notes payable to banks:
                                                              1997        1996
                                                           --------    --------

          Balance at end of year                           $    950    $  5,334
          Weighted average interest rate at end of year         8.0%        7.5%
          Maximum balance outstanding during the year      $  3,441    $  5,553
          Average balance outstanding during the year      $  1,845    $  4,833
          Weighted average interest rate during the year        7.6%        7.6%

       The average balance outstanding and weighted average interest rate are computed based on the outstanding balances and interest rates at month-end during each year.

       The Company has unsecured revolving line of credit agreements with foreign banks totaling $11,107 at December 31, 1997, of which approximately $10,271 was unused and available. The Company also has a $5,000 unsecured line for letters of credit with a U.S. bank. Letters of credit totaling $4,691 were outstanding at December 31, 1997 and no amounts were outstanding at December 31, 1996.


(7)    ACCRUED EXPENSES

       Accrued expenses consist of the following:
                                                             1997        1996
                                                           --------    --------

           Pension plan obligation (note 14)              $  5,305    $  3,781
           Compensation and benefits                         7,497       5,671
           Other                                             5,259       4,481
                                                           --------    --------

                                                          $ 18,061    $ 13,933
                                                           ========    ========


(8)    LONG-TERM DEBT

       Long-term debt is comprised of six percent convertible subordinated debentures due in 2012. The six percent convertible subordinated debentures are convertible at the bondholders option at any time prior to maturity, subject to adjustment. The debentures are redeemable at the Company's option, in whole or in part, at par. The debentures are subordinated to all existing and future superior indebtedness.

       During 1995, the Company repurchased $2,360 of convertible debentures on the open market. These purchases resulted in an extraordinary gain of approximately $536. This extraordinary gain is shown net of income taxes in the accompanying consolidated statements of operations.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (9)   INCOME TAXES

       Components of income tax expense (benefit) attributable to earnings before income taxes and extraordinary gain:
                                                              Share
                                                               and
                                                              stock
                                                             option
                                     Current     Deferred    benefit     Total
                                    ---------   ---------    -------   --------
         1997:
             Federal               $   5,327    $ (4,476)   $    663   $  1,514
             State                       858        (721)        107        244
                                   ---------    ---------    -------   --------
                                   $   6,185    $ (5,197)   $    770   $  1,758
                                   =========    =========    =======   ========

         1996:
             Federal               $   3,130    $  1,200    $    595   $  4,925
             State                       474         182          96        752
                                   ---------    --------     -------   --------

                                   $   3,604    $  1,382    $    691   $  5,677
                                   =========    ========     =======   ========

         1995:
             Federal               $  11,085    $   202     $      -   $ 11,287
             State                     1,654         31            -      1,685
             Foreign                     124          -            -        124
                                   ---------    -------     --------   --------

                                   $  12,863   $    233     $      -   $ 13,096
                                   =========   =========    ========   ========

       The actual tax expense differs from the expected tax expense (benefit) as computed by applying the U.S. federal statutory tax rate of 34 percent for 1997 and 1996 and 35 percent for 1995 as a result of the following:

                                                                                     1997       1996        1995
                                                                                   --------   --------    --------
         Tax at U.S. federal statutory rate                                       $ 2,325    $ 5,450     $11,753
         Losses (gains) of foreign subsidiaries                                      (115)      (165)        217
         Earnings of foreign sales corporation                                       (228)      (368)       (344)
         State taxes (net of federal income tax benefit)                              161        496       1,075
         Research and development and foreign tax credits                               -          -        (124)
         Foreign taxes                                                                  -          -         124
         Other, net                                                                  (385)       264         395
                                                                                  ========   ========    ========
                                                                                  $ 1,758    $ 5,677     $13,096
                                                                                  ========   ========    ========

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (9)   INCOME TAXES (continued)

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and December 27, 1996, are presented below:

                                                                       Domestic                  Foreign
                                                                  -------------------      -------------------
                                                                    1997       1996          1997        1996
                                                                  --------   --------      --------    -------
         Deferred tax assets:
             Warranty, vacation, and other accruals              $  1,740   $  1,839      $      -    $      -
             Inventory reserves and other inventory-related
               temporary basis differences                            944      2,067             -           -
             Pension accrual                                        1,626        992             -           -
             Long-term contract related temporary differences         496        461             -           -
             Net operating loss carryforwards                         111        147           721       2,276
             Unrealized loss on marketable equity securities           41        325             -           -
             Write-down of investment securities                    3,591          -             -           -
             Other                                                    342        324             -           -
                                                                  --------   --------      --------    -------


                   Total gross deferred tax assets                  8,891      6,155           721       2,276

                   Less valuation allowance                           153        189           721       2,276
                                                                  --------   --------      --------   --------

                   Total deferred tax assets                        8,738      5,966             -           -
                                                                  --------   --------      --------    -------

         Deferred tax liabilities:
             Plant and equipment, principally
               due to differences in
               depreciation and capitalized interest             $   (652)      (993)            -           -
             Other                                                    (60)      (246)            -           -
                                                                  --------   --------      --------    -------

                   Total gross deferred tax liabilities              (712)    (1,239)            -           -
                                                                  --------   --------      --------    -------

                   Net deferred tax asset                        $  8,026   $  4,727      $      -    $      -
                                                                  ========   ========      ========    =======

                                                                    1997       1996
                                                                  --------   --------

         Net current deferred tax asset                          $  4,224   $  4,841
         Net non-current deferred tax asset (liability)             3,802       (114)
                                                                  --------   --------

                   Net deferred tax asset                        $  8,026   $  4,727
                                                                  ========   ========

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (9)   INCOME TAXES (continued)

       Certain reclasses have been made during 1997 between beginning deferred tax assets and liabilities and the current tax payable accounts. These reclass entries were made to adjust the beginning deferred tax assets to the tax return amounts.

       Management believes the existing net deductible temporary differences will reverse during the periods in which the Company generates net taxable income. The Company has a strong taxable earnings history. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset may not be realized. The Company has established a valuation allowance primarily for net operating loss and tax credit carryforwards from an acquired subsidiary and foreign subsidiaries as a result of the uncertainty of realization. The Company's beginning valuation allowance changed during 1997 for domestic and foreign purposes by $36 and $1,555, respectively. The change in the foreign valuation allowance is primarily attributable to adjusting the gross asset to its expected value when it may be utilized.


(10)   STOCK OPTION, PURCHASE, AND BONUS PLANS

       Stock Option Plans - Under two fixed option plans, the Company grants options to officers and employees to acquire shares of the Company's common stock at a purchase price generally equal to the fair market value on the date of grant. Options generally vest ratably over three to four years and expire ten years from date of grant. The Company grants options to its directors under its Director Plan. Option grants are limited to 10,000 shares per director in each fiscal year. Options generally vest ratably over four years and expire ten years from the date of grant. Shareholders authorized an additional 450,000, 150,000, and 350,000 shares to be granted under the plans during 1997, 1996, and 1995, respectively. In addition, 180,000 authorized shares from the stock bonus plan were transferred to the stock option plan during 1995 and the stock bonus plan was eliminated. At December 31, 1997, options to purchase 268,000 shares of common stock were authorized and reserved for future grant. A summary of activity follows (shares in thousands):

                                                          1997                    1996                   1995
                                                 ---------------------   --------------------   ---------------------
                                                             Weighted-              Weighted-               Weighted-
                                                  Number      average     Number     average     Number      average
                                                    of        exercise      of       exercise      of        exercise
                                                  shares       price      shares      price      shares       price
                                                 --------   ----------   --------   ---------   --------    ---------
        Options  outstanding  at  beginning
           of year                                 1,309   $   18.14         842   $  14.45         815    $  13.22
        Options granted                              570       24.55         724      21.32         291       16.93
        Options exercised                           (159)      16.21        (169)     13.44        (139)      13.71
        Options canceled                             (80)      21.78         (88)     18.20        (125)      13.00
                                                 --------                --------                --------

        Options outstanding at end of year         1,640   $   20.38       1,309   $  18.14         842    $  14.45
                                                 ========                ========               ========

        Options exercisable at end of year           597   $   16.40         271   $  14.67         312    $  13.78
                                                 ========                ========               ========

        Weighted-average   fair   value  of
           options granted during the year                 $    8.81               $   7.15                $   5.65

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (10)  STOCK OPTION, PURCHASE, AND BONUS PLANS (continued)

       The following table summarizes information about fixed stock options outstanding at December 31, 1997 (options in thousands):

                                           Options outstanding                          Options exercisable
                            --------------------------------------------------    --------------------------------
                                 Number        Weighted-average
                                  out-            remaining     Weighted-average       Number       Weighted-average
              Range of        standing at        contractual       exercise        exercisable at      exercise
              exercise        December 31,           life           price           December 31,        price
               prices             1997                                                  1997
           --------------   ---------------    --------------   --------------    ---------------   --------------
       $    12.22 - 15.25               348         7.06             $12.96                  297           $12.63
            15.39 - 20.75               174         6.06              19.08                  129            18.66
            20.88 - 20.88               375         8.10              20.88                  116            20.88
            21.00 - 22.38               348         8.87              22.12                   39            21.75
            22.50 - 32.88               395         9.30              25.48                   16            22.76
                            ---------------                                       ---------------

            12.22 - 32.88             1,640         8.12              20.38                  597            16.40
                            ===============                                       ===============

       The Company accounts for these plans under APB 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net earnings and earnings per common share would have been changed to the following pro forma amounts (earnings per common share amounts have been restated in 1996 and 1995 to reflect the Company's adoption of SFAS 128):


                                                                                 1997       1996        1995
                                                                                -------     ------     -------
        Net earnings                                           As reported    $   5,080   $  10,352  $  20,811
                                                               Pro forma          2,545       8,570     20,319

        Basic earnings per common share                        As reported         0.56        1.16      2.41
                                                               Pro forma           0.28        0.96      2.35

        Diluted earnings per common share                      As reported         0.53        1.12      2.37
                                                               Pro forma           0.27        0.93      2.31


       Pro forma net earnings reflects only options granted subsequent to December 29, 1994. Therefore, the effect that calculating compensation cost for stock-based compensation under SFAS 123 has on the pro forma net earnings as shown above may not be representative of the effects on reported net earnings for future years.

       The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996, and 1995, respectively: risk-free interest rates of 5.7 percent, 6.1 percent, and
       5.7 percent, expected average lives of 2.6 years for 1997 and 2.3 years for both 1996 and 1995; and expected volatility of 47 percent for 1997 and 49 percent for both 1996 and 1995.

       Stock Purchase Plan - The Company has an employee stock purchase plan whereby qualified employees are allowed to purchase limited amounts of the Company's common stock at 85 percent of the market value of the stock at the time of the sale. A total of 500,000 shares are authorized under the plan.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (11)  LEASES

       The Company leases certain of its buildings and related improvements to third parties under noncancelable operating leases. Cost and accumulated depreciation of the leased buildings and improvements at December 31, 1997 were $8,133 and $2,616, respectively. Rental income for all operating leases for 1997, 1996, and 1995 was $1,144, $770, and $431, respectively.

       The Company occupies real property and uses certain equipment under lease arrangements which are accounted for primarily as operating leases. Rental expenses for all operating leases for 1997, 1996, and 1995 were $1,718, $1,506, and $1,770, respectively.

       At December 31, 1997, the future minimum rental income and commitment under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                                       Rental
                                                            Rental     commit-
                                                            income      ment
                                                           --------   ---------
           Fiscal year(s):
               1998                                        $    915   $  1,264
               1999                                             755      1,151
               2000                                             725      1,014
               2001                                             682        867
               2002                                             647        772
               Thereafter                                     2,347      9,343
                                                           --------   ---------

                                                           $  6,071   $ 14,411
                                                           ========   =========

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (12)  INDUSTRY SEGMENT AND FOREIGN OPERATIONS

       The Company operates in a single industry segment, the visual simulation and computer graphics marketplace. A summary of operations by geographic area follows:

                                                                              1997        1996        1995
                                                                           ---------    ---------   ----------
           Net sales:
               U.S. operations                                            $ 138,910    $ 121,759   $ 110,004
               European operations                                           35,943       16,625       4,618
               Eliminations                                                 (15,500)      (7,820)     (1,428)
                                                                           ---------    ---------   ---------

                  Total net sales                                         $ 159,353    $ 130,564   $ 113,194
                                                                           =========    =========   =========

           Operating earnings (loss):
               U.S. operations                                            $   7,433    $   9,943   $  25,866
               European operations                                            7,702        1,730      (2,953)
               Eliminations                                                    (746)        (154)        194
                                                                           ---------    ---------   ---------
                  Total operating earnings                                $  14,389    $  11,519   $  23,107
                                                                           =========    =========   =========


           Identifiable assets:
               U.S. operations                                            $ 138,888    $ 120,466   $  94,233
               European operations                                           23,741       14,547       3,483
               Eliminations                                                    (877)        (159)          -
                                                                           ---------    ---------   ---------

                  Total identifiable assets                                 161,752      134,854      97,716
               Corporate assets                                              72,638       76,037     113,286
                                                                           ---------    ---------   ---------

                     Total assets                                         $ 234,390    $ 210,891   $ 211,002
                                                                           =========    =========   =========

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


 (13)  SALES TO FOREIGN AND MAJOR CUSTOMERS

       Sales to foreign customers are summarized as follows:
                                                   1997       1996        1995
                                                --------   --------    --------

          Sales to foreign end-users:
             Europe (excluding Great Britain)   $ 47,168   $ 26,621    $ 16,801
             Pacific Rim                          27,789     44,262      13,888
             Great Britain                        12,008     13,913      11,612
             Other                                 7,677      3,572       2,202
                                                --------   --------    --------

                Total                           $ 94,642   $ 88,368    $ 44,503
                                                ========   ========    ========

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (13)  SALES TO FOREIGN AND MAJOR CUSTOMERS (continued)

       Customers comprising 10 percent or greater of the Company's net sales are summarized as follows:

                                                   1997       1996        1995
                                                --------   --------    --------

          Thomson Training & Simulation Ltd.        12%        12%          4%
          Hughes Training Incorporated               9%        11%         10%
          Rikei Corporation                          5%        11%          8%
          Loral Corporation                          -          5%         30%

       The Company's products are sold to agencies of the United States Government through prime contractors or subcontractors thereof. The percentage of net sales to total sales attributed to the U.S. Government either directly or through prime contractors or subcontractors for 1997, 1996, and 1995 was 29 percent, 20 percent, and 48 percent, respectively, of which 22 percent, 30 percent, and 34 percent of those sales are also included as sales to the customers above, respectively.

       The outstanding accounts receivable from agencies of the United States Government either directly or through prime contractors or subcontractors was $9,478 or 26% of gross receivables at December 31, 1997 and $9,091 or 26% of gross receivables at December 27, 1996. The amount included in costs and estimated earnings in excess of billings on uncompleted contracts from agencies of the the United States Government either directly or through prime contractors or subcontractors was $21,371 or 41% of costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 1997 and $12,766 or 37% of costs and estimated earnings in excess of billings on uncompleted contracts at December 27, 1996. The outstanding accounts receivable from another customer was $5,464 or 15% of gross accounts receivable at December 31, 1997 and $5,306 or 15% of gross accounts receivable at December 27, 1996.


(14)   EMPLOYEE BENEFIT PLANS

       Pension Plan (Plan) - The Company has a defined benefit pension plan covering substantially all employees who have attained age 21 with service in excess of one year. Benefits at normal retirement age (65) are based upon the employee's years of service and the employee's highest compensation for any consecutive five of the last ten years of employment. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes.

       Supplemental Executive Retirement Plan (SERP) - Effective July 1, 1995, the Company introduced a non-qualified SERP which will be phased in over three years. The SERP, which is unfunded, provides eligible executives defined pension benefits, outside the Company's pension plan, based on average earnings, years of service, and age at retirement.

       Net annual Plan and SERP expense is summarized as follows:

                                                             1997                 1996                 1995
                                                       ------------------   ------------------   ------------------
                                                         Plan     SERP        Plan      SERP       Plan      SERP
                                                       -------   --------   -------    -------   -------    -------
         Benefits for services  rendered during the
            year                                      $ 2,025   $   327    $ 1,989    $   265   $ 1,594    $    91
         Interest on projected benefit obligation       2,008       252      1,776         98     1,763         44
         Actual return on plan assets                  (4,848)        -     (3,546)         -    (4,978)         -
         Net amortization and deferral                  1,707       221        875         86     2,419         36
                                                       -------   --------   -------    -------   -------    -------

                                                      $   892   $   800    $ 1,094    $   449   $   798    $   171
                                                       =======   ========   =======    =======   =======    =======

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (14)  EMPLOYEE BENEFIT PLANS (continued)

       The following assumptions were used in accounting for the Plan and SERP at the end of each year:

                                                                                 1997       1996       1995
                                                                                -------    --------   --------
         Discount rates used in determining benefit obligations                  7.00%      7.50%      7.00%
         Rates of increase in compensation levels                                4.50       4.50       4.50
         Expected long-term rate of return on plan assets                        9.00       9.00       9.00


       The following summarizes the funded status and amounts recognized in the Company's consolidated financial statements:

                                                        1997                   1996                   1995
                                                 -------------------    -------------------   --------------------
                                                   Plan       SERP        Plan       SERP       Plan        Plan
                                                 --------   --------    --------   --------   --------    --------
         Actuarial present value of benefit
           obligations:
             Vested benefits                    $(21,321)  $ (2,315)   $(15,033)  $ (1,176)  $(16,183)   $      -
             Nonvested benefits                  (1,064)        (73)      (610)       (580)     (732)        (900)
                                                 --------   --------    --------   --------   --------    --------

         Accumulated benefit obligation          (22,385)    (2,388)    (15,643)    (1,756)   (16,915)       (900)
         Effect  of   projected   future
            salary increases                     (13,827)    (2,875)    (10,135)    (1,598)   (12,548)       (503)
                                                 --------   --------    --------   --------   --------    --------

         Projected benefit obligation            (36,212)    (5,263)    (25,778)    (3,354)   (29,463)     (1,403)

         Plan assets at fair value                36,767          -      32,912          -     29,174           -
                                                 --------   --------    --------   --------   --------    --------
         Projected  benefit   obligation
            below  (in  excess  of) plan assets     555      (5,263)     7,134      (3,354)     (289)      (1,403)
         Unrecognized net (gain) loss            (3,954)      2,895     (9,116)      1,726    (1,657)         138
         Unrecognized prior service cost            165         948       (440)      1,008      (512)       1,094
         Unrecognized   net   transition
            obligation                              317           -        397           -       476            -
                                                --------   --------    --------   --------   --------     --------

         Accrued pension plan obligation         (2,917)     (1,420)    (2,025)       (620)   (1,982)        (171)

         Additional minimum liability                 -        (968)         -      (1,136)        -            -
                                                --------   --------    --------   --------   --------    ---------

                   Total liability              $(2,917)   $ (2,388)   $(2,025)   $ (1,756)  $(1,982)    $   (171)
                                                ========   ========    ========   ========   ========    =========

       The additional minimum liability is offset by an equal intangible asset recorded in other assets in the consolidated financial statements.

       Deferred Savings Plan - The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan covers all employees of the Company who have at least one year of service and who are age 18 or older. The Company makes matching contributions of 50 percent of each employee's contribution not to exceed six percent of the employee's compensation. The Company's contributions to this plan for 1997, 1996, and 1995 were $957, $948 and $836, respectively.

       Life Insurance - The Company purchases company-owned life insurance policies insuring the lives of certain employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as supplemental retirement benefits. At December 31, 1997 and December 27, 1996, the investment in the policies was $1,104 and $643, respectively, and net life insurance expense was $135, $91, and $57 for 1997, 1996, and 1995, respectively.

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

       In connection with this preferred stock, the Company issued one warrant to each common stockholder that would be exercisable contingent upon certain conditions and would allow the holder to purchase 1/100th of a preferred share per warrant. The warrants attached to the shares outstanding on November 30, 1988 and to all new shares issued after that date; the warrants outstanding at December 31, 1997 and December 27, 1996 are equal to the shares of common stock outstanding of 9,066,743 and 9,056,871, respectively. At December 31, 1997 and December 27, 1996, the warrants were not exercisable and no shares of preferred stock have been issued.


(16)   DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amount of cash and cash equivalents, receivables, notes payable to bank, accounts payable, and accrued expenses approximates fair value because of their short maturity. The fair value of the Company's long-term debt instruments ($15,673 at December 31, 1997 and $15,498 at December 27, 1996) is based on quoted market prices.


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


(18)   BUSINESSES SOLD, ACQUIRED, AND SPIN-OFF

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


 (18)  BUSINESSES SOLD, ACQUIRED, AND SPIN-OFF (continued)

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

       On April 12, 1995, the Company sold its CDRS business unit to Parametric Technology Corporation (PTC), a Massachusetts Corporation. The proceeds from the sale net of direct expenses of $1,591 was approximately $31,488 resulting in a gain of $23,506 summarized as follows:

              Proceeds                                              $   31,488
              Assets and liabilities sold:
                  Accounts receivable                 $     (961)
                  Inventory                                 (466)
                  Net property, plant, and equipment      (1,228)
                  Liabilities                                387        (2,268)
                                                      -----------
              Provision for expenses                                    (2,414)
              Write-off of inventory                                    (3,300)
                                                                    -----------

                                                                    $   23,506
                                                                    ===========

       On October 3, 1995, the Company acquired all of the outstanding common stock of Xionix Simulation, Inc. (Xionix) for $1,080. Xionix manufactures low-cost flight-system trainers. This business combination was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. Operations of Xionix are included in the accompanying consolidated financial statements from the date of acquisition, and are not material in relation to the Company's consolidated financial statements; pro forma financial information has therefore not been presented. The Company allocated $705 of the Xionix purchase price to in-process research and development which has no alternative future use and this amount was written off during 1995.


(19)   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130., Reporting Comprehensive Income and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements, which are effective for periods beginning after December 15, 1997 expand or modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operation, or cash flows.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                                     "None"

                                    FORM 10-K

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding directors of the Company is incorporated by reference from "Election of Directors" in the Proxy Statement to be delivered to shareholders in connection with the 1998 Annual Meeting of Shareholders to be held on May 21, 1998.

         Information required by item 405 of Regulation S-K is incorporated by reference from "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement to be delivered to shareholders in connection with the 1998 Annual Meeting of Shareholders to be held on May 21, 1998.

         Information concerning current executive officers of the Company is incorporated by reference to the section in Part I hereof found under the caption "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding this item is incorporated by reference from "Executive Compensation" in the Proxy Statement to be delivered to shareholders in connection with the 1998 Annual Meeting of Shareholders to be held on May 21, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT

         Information regarding this item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be delivered to shareholders in connection with the 1998 Annual Meeting of Shareholders to be held on May 21, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding this item is incorporated by reference from "Executive Compensation - Summary Compensation Table", "Report of the
Compensation and Stock Options Committee of the Board of Directors", and "Termination of Employment and Change of Control Arrangements", in the Proxy Statement to be delivered to shareholders in connection with the 1998 Annual Meeting of Shareholders to be held on May 21, 1998.

                                    FORM 10-K

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K

         The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be included in this report:

1.       Financial Statements - Included in Part II, Item 8 of this report:

         Report of Management

         Report of Independent Auditors

         Consolidated Balance Sheets - December 31, 1997 and December 27, 1996.

         Consolidated Statements of Operations - Years ended December 31, 1997, December 27, 1996, and December 29, 1995.

         Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997, December 27, 1996, and December 29, 1995.

         Consolidated Statements of Cash Flows - Years ended December 31, 1997, December 27, 1996, and December 29, 1995.

         Notes to Consolidated Financial Statements - Years ended December 31, 1997, December 27, 1996, and December 29, 1995.

2. Financial Statement Schedules - included in Part IV of this report:

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

         3.1.1 Amendments to Articles of Incorporation filed as Exhibit 3.1.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1988, and incorporated herein by this reference.

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

         23.1     Consent of Independent Accountants.

         24.1 Powers of Attorney for Messrs. Stewart Carrell, Gerald Casilli, Henry N. Christiansen, Peter O. Crisp, John T. Lemley, Gary E. Meredith, James R. Oyler, Ivan E. Sutherland, and John E. Warnock.

         27 Financial Data Schedule (filed as part of electronic filing only).

          No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

TRADEMARKS USED IN THIS FORM 10-K

         Digistar, E&S, EaSIEST, ESIG, FuseBox, Harmony, iNTegrator, Liberty, Melody, MindSet, Real Image Technology, REALimage, Rhythm, StarRider, Symphony, and Universal 3D Architecture are trademarks or registered trademarks of Evans & Sutherland Computer Corporation. All other product, service, or trade names or marks are the properties of their respective owners.

                                                                    Schedule II



            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

     Years ended December 31, 1997, December 27, 1996, and December 29, 1995

                             (Dollars in thousands)



Allowance for doubtful receivables
----------------------------------
                                                                                         Receivables
                                                                          Additions        charged
                                                        Balance at       charged to      (recovered)      Balance
                                                        beginning of       cost and         against        at end
                                                           year           expenses        allowance        of year
                                                       --------------   --------------   -------------    ----------


Year ended December 31, 1997                          $          563   $          370   $          82    $       851
                                                       ==============   ==============   =============    ==========

Year ended December 27, 1996                          $          172   $          335   $         (56)   $       563
                                                       ==============   ==============   =============    ==========

Year ended December 29, 1995                          $          144   $          158   $         130    $       172
                                                       ==============   ==============   =============    ==========


Deferred tax asset valuation allowance
--------------------------------------
                                                         Balance at                         Charges       Balance
                                                        beginning of    Additions and       against       at end
                                                            year         adjustments       allowance      of year
                                                       --------------   --------------   -------------    ----------

Year ended December 31, 1997              Domestic    $          189   $            -   $          36    $       153
                                                       ==============   ==============   =============    ==========

                                          Foreign     $        2,276   $            -   $       1,555    $       721
                                                       ==============   ==============   =============    ==========


Year ended December 27, 1996              Domestic    $          520   $            -   $         331    $       189
                                                       ==============   ==============   =============    ==========

                                          Foreign     $        2,276   $            -   $           -    $     2,276
                                                       ==============   ==============   =============    ==========


Year ended December 29, 1995              Domestic    $          520   $            -   $           -    $       520
                                                       ==============   ==============   =============    ==========

                                          Foreign     $        2,276   $            -   $           -    $     2,276
                                                       ==============   ==============   =============    ==========


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EVANS & SUTHERLAND COMPUTER CORPORATION


March 31, 1998                       By:            /S/
                                            -------------------------
                                            JAMES R. OYLER, PRESIDENT

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        /S/             *       Chairman of the                  March 31, 1998
----------------------
STEWART CARRELL                 Board of Directors


        /S/                     Director and President           March 31, 1998
----------------------
JAMES R. OYLER                  (Chief Executive Officer)


        /S/                     Vice President and Chief         March 31, 1998
----------------------
JOHN T. LEMLEY                  Financial Officer
                                (Principal Financial Officer)

        /S/                     Vice President and               March 31, 1998
----------------------
MARK C. MCBRIDE                 Corporate Controller
                                (Principal Accounting Officer)

        /S/             *       Director                         March 31, 1998
----------------------
GERALD S. CASILLI


        /S/             *       Director                         March 31, 1998
----------------------
PETER O. CRISP


        /S/             *       Director                         March 31, 1998
----------------------
HENRY N. CHRISTIANSEN


        /S/             *       Director                         March 31, 1998
----------------------
IVAN E. SUTHERLAND


        /S/             *       Director                         March 31, 1998
----------------------
JOHN E. WARNOCK



By:        /S/           *                                       March 31, 1998
   -------------------
      JOHN T. LEMLEY
      Attorney-in-Fact