Form 10-Q
period 1998-03-27
EVANS & SUTHERLAND COMPUTER CORP
filed 1998-05-11
CIK 276283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 27, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                               Outstanding Shares at May 1, 1998
----------------------------------            ---------------------------------

 Common Stock, $0.20 par value                             8,938,067

                                    Form 10-Q

                     Evans & Sutherland Computer Corporation

                          QUARTER ENDED March 27, 1998



                                                                                                     Page No.

                         PART I - FINANCIAL INFORMATION

ITEM 1.         Financial Statements

                Condensed Consolidated Statements of Operations - Three Months
                    Ended March 27, 1998 and March 28, 1997                                               3

                Condensed Consolidated Balance Sheets - March 27, 1998 and
                    December 31, 1997                                                                     4

                Condensed Consolidated Statements of Cash Flows - Three
                    Months Ended March 27, 1998 and March 28, 1997                                        5

                Notes to Condensed Consolidated Financial Statements                                      6


ITEM 2.         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                      8




                           PART II - OTHER INFORMATION


ITEM 6.         Exhibits and Reports on Form
8-K                                                                                                      13


Signature Page                                                                                           13


                         PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                      Three Months Ended
                                                -------------------------------

                                                    March 27,        March 28,
                                                      1998             1997
                                                --------------   --------------

Net sales                                            $ 42,421         $ 33,642

Cost of sales                                          25,296           18,514
                                                --------------   --------------

      Gross profit                                     17,125           15,128
                                                --------------   --------------

Expenses:

  Marketing, general and administrative                 8,641            7,844

  Research and development                              6,677            5,846
                                                --------------   --------------

      Total expenses                                   15,318           13,690
                                                --------------   --------------

      Operating earnings                                1,807            1,438

Other income, net                                         546              577
                                                --------------   --------------

      Earnings before income taxes                      2,353            2,015

Income taxes                                              764              604
                                                --------------   --------------

    Net earnings                                      $ 1,589          $ 1,411
                                                ==============   ==============

Earnings per common share (note 1):
    Basic                                              $ 0.18           $ 0.16
    Diluted                                            $ 0.17           $ 0.15

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)


                                                                                     March 27,              December 31,
                                                                                        1998                    1997
                                                                                 -------------------      -----------------
   Assets                                                                           (Unaudited)
   ------

   Current assets:
     Cash and cash equivalents                                                            $  11,596              $   8,176
     Marketable securities                                                                   31,419                 48,928
     Accounts receivable, less allowance for doubtful
      receivables of $889 in 1998 and $851 in 1997                                           34,735                 36,066
     Inventories (note 2)                                                                    28,354                 26,885
     Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                               59,679                 51,799
     Deferred income taxes                                                                    5,163                  4,224
     Prepaid expenses and deposits                                                            3,868                  3,620
                                                                                 -------------------      -----------------

         Total current assets                                                               174,814                179,698

   Property, plant, and equipment, at cost                                                  124,877                123,168
     Less accumulated depreciation and amortization                                          80,675                 78,800
                                                                                 -------------------      -----------------

         Net property, plant, and equipment                                                  44,202                 44,368

   Investment securities                                                                      5,230                  5,000
   Deferred income taxes                                                                      3,687                  3,802
   Other assets                                                                               1,505                  1,522
                                                                                 -------------------      -----------------

         Total assets                                                                     $ 229,438              $ 234,390
                                                                                 ===================      =================


   Liabilities and Stockholders' Equity
   ---------------------------------

   Current liabilities:
     Notes payable to banks                                                               $       -             $      950
     Accounts payable                                                                        13,635                 14,353
     Accrued expenses                                                                        16,616                 18,061
     Customer deposits                                                                        8,818                  6,574
     Income taxes payable                                                                     3,233                  4,462
     Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                                6,504                  6,341
                                                                                 -------------------      -----------------

         Total current liabilities                                                           48,806                 50,741

   Long-term debt                                                                            18,015                 18,015

   Stockholders' equity:
     Common stock,  $.20 par value; authorized 30,000,000 shares;
      issued and outstanding 8,934,036 shares at March 27,
      1998 and 9,066,743 shares at December 31, 1997                                          1,787                  1,813
     Additional paid-in capital                                                               3,213                  8,025
     Retained earnings                                                                      157,164                155,576
     Net unrealized gain (loss) on marketable securities                                        110                    (68)
     Cumulative translation adjustment                                                          343                    288
                                                                                 -------------------      -----------------

         Total stockholders' equity                                                         162,617                165,634
                                                                                 -------------------      -----------------

         Total liabilities and stockholders' equity                                       $ 229,438              $ 234,390
                                                                                 ===================      =================

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In thousands)

                                                                                                 Three Months Ended
                                                                                        ------------------------------------

                                                                                         March 27,             March 28,
                                                                                            1998                  1997
                                                                                        -------------        ---------------

Net cash provided by (used in) operating activities                                          $(6,314)               $ 3,969

Cash flows from investing activities:

     Capital expenditures                                                                     (1,907)                (2,851)

     Purchases of marketable securities                                                            -                 (9,211)

     Proceeds from sale of marketable securities                                              17,680                  4,131

     Purchases of investment securities                                                         (125)                     -
                                                                                        -------------        ---------------

        Net cash provided by (used in) investing activities                                   15,648                 (7,931)

Cash flows from financing activities:

     Net proceeds from issuance of common stock                                                  998                    377

     Net payments under line of credit agreement                                                (942)                  (616)

     Purchase of treasury stock                                                               (5,837)                     -
                                                                                        -------------        ---------------

        Net cash used in financing activities                                                 (5,781)                  (239)

Effect of foreign exchange rate changes on cash                                                 (133)                   199
                                                                                        -------------        ---------------

Net increase (decrease) in cash and cash equivalents                                           3,420                 (4,002)

Cash and cash equivalents at beginning of period                                               8,176                 16,521
                                                                                        -------------        ---------------

        Cash and cash equivalents at end of period                                          $ 11,596               $ 12,519
                                                                                        =============        ===============


Supplemental disclosures of cash flow information

     Cash paid during the period for:

        Interest                                                                               $ 573                  $ 607

        Income taxes                                                                         $ 2,897                   $ 17


                   EVANS & SUTHERLAND COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)




       1.  SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. This report on Form 10-Q for the three months ended March 27, 1998 should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997.

       The accompanying unaudited condensed consolidated balance sheets, statements of operations and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of operations for the interim period ended March 27, 1998 are not necessarily indicative of the results to be expected for the full year.


       Earnings Per Common Share

     Earnings per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents.

       Basic earnings per common share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

       In calculating earnings per common share, the earnings were the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the first quarters of 1998 and 1997, is summarized as follows (in thousands):

                                                                      Quarter Ended            Quarter Ended
                                                                         March 27,               March 28,
                                                                           1998                    1997
                                                                      -------------            -------------
                                                                                   (Unaudited)
       Basic weighted-average number of common shares
          outstanding during the period                                    9,079                     9,067
       Weighted-average number of common stock options
          outstanding during the period                                      381                       373
                                                                      -------------            -------------
       Diluted weighted-average number of common shares
          outstanding during the period                                   9,460                     9,440
                                                                      =============            =============

                     EVANS & SUTHERLAND COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


       2.  INVENTORIES

       Inventories consist of the following:

                                           March 27,              December 31,
                                             1998                    1997
                                          -----------             ----------
                                          (Unaudited)
       Raw materials and supplies         $    16,185             $   13,674
       Work-in-process                          8,703                 10,040
       Finished goods                           3,466                  3,171
                                          -----------             ----------

                                          $    28,354             $   26,885
                                          ===========             ==========


       3.   COMPREHENSIVE EARNINGS

       The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive earnings and its components in financial statements. The components of the Company's comprehensive earnings are as follows:

                                                                            Quarter Ended             Quarter Ended
                                                                              March 27,                 March 28,
                                                                                1998                      1997
                                                                             ----------                ----------
                                                                                          (Unaudited)

           Net earnings                                                      $   1,589                 $    1,411
           Unrealized gain (loss) on marketable securities, net of
               income taxes and reclassification adjustments                       178                       (291)
           Foreign currency translation adjustments, net of
              income taxes                                                          55                        167
                                                                             ---------                 ----------
           Comprehensive earnings                                            $   1,822                 $    1,287
                                                                             =========                 ==========


       4.   PENDING ACQUISITION

       On April 22, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with AccelGraphics, Inc. (AGI) whereby the Company will acquire 100% of AGI's issued and outstanding common stock for cash and shares of the Company's common stock for approximately $52 million (the "Merger"). The Merger will be accounted for by the Company using the purchase method of accounting in accordance with generally accepted accounting principles. The purchase price was determined through arms-length negotiations based upon the market value of AGI's common stock. The merger is expected to be completed in June 1998. Completion of the merger is subject to a number of conditions, including certain regulatory approvals and approval by a majority of AGI's shareholders.

       There can be no assurance that the AGI acquisition will be consummated nor can there be any assurance that the Company will be successful in integrating the two separate companies, retaining AGI employees, or that the Merger will not be viewed as disadvantageous to existing AGI customers and/or existing E&S distributors that may consider themselves as competitors of the combined entity and thus adversely affect the Company's future operating results.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this form. All data in the tables are in thousands except for percentages. Except for the historical information contained herein, this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those indicated by such forward-looking statements.

OVERVIEW

Evans & Sutherland Computer Corporation (E&S(R) or the Company) develops and manufactures hardware and software for visual systems that produce vivid and highly realistic three-dimensional (3-D) graphics and synthetic environments. The Company's product offerings include a full range of high-performance visual systems for simulation, training, and virtual reality applications, as well as graphic accelerator products for personal computer workstations.

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

Core businesses:

         Government Simulation

         Government Simulation provides visual systems for flight and ground training and related services to U.S. and international armed forces, NASA, and aerospace companies. E&S remains an industry leader for visual systems sales to various U.S. government agencies and more than 20 foreign governments for the primary purpose of training vehicle operators.

         E&S anticipates continued growth in this marketplace as simulation training increases in value as an alternative to other training methods, and as simulation training technology and cost-effectiveness improve. Future customer demands will include lower-cost PC-based systems, more open systems with interoperable databases, and custom display systems, all of which E&S believes it is well positioned to provide.

         Commercial Simulation

         Commercial Simulation is a leading independent supplier of visual systems for flight simulators for commercial airlines.

         The business unit's hardware platform, consisting of an ESIG(R) 3350GT image generator and ESCP 2000 raster/calligraphic projectors, provides high image quality, reliability, and ease-of use. E&S's Commercial
         Simulation systems have been approved by major aviation regulatory agencies. In the future, the Company believes it will enhance its industry position by using E&S Harmony(TM) image generators and advanced display products, and by expanding its product base to include other flight simulator products.


New businesses:

         Board Products

         Board Products (formerly Display Systems) supplies high-performance, high-margin board-level products for simulation, avionics, and vehicle displays. Board Products is transitioning from a project-oriented model to being a product-based business, with desktop simulation solutions as its principal target.

         The Board Product's Rhythm(TM) board, a member of the Company's Symphony(TM) line of products, combines the Company's REALimage(TM) graphics technology with an onboard processor to create a compact and cost-effective, low-end simulation solution. Board Products intends to develop full-capability board level image generators and advanced display products, and to participate more fully in the in-vehicle training marketplace.

         Desktop Graphics

         Desktop Graphics provides REALimage graphics accelerator technology for workstation manufacturers and NT-based personal computers. Since inaugural shipments in June 1997, REALimage graphics acceleration technology has been selected by 12 manufacturers of Windows NT-based computers. In March 1998, volume production of the third-generation REALimage chip design began, thereby keeping pace with introductions of new, more powerful processors from Intel. The Company plans two technology upgrades this year.

         Real Image Technology(TM) supports the full range of professional OpenGL graphics applications, including, among others, design engineering, simulation, digital content creation, visualization, animation, and entertainment.

         Digital Studio

         Digital Studio provides virtual studio products and services for digital content production in the television, film, video, corporate training, and multimedia industries at a lower cost than traditional proprietary technology. MindSet(TM) Virtual Studio System and FuseBox(TM) control software enable the use of virtual sets with live talent for video. The MindSet system is in use at broadcast, production, postproduction, and educational institutions worldwide.

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


         Digital Theater

         Digital Theater focuses on hardware, software, and content development for digital theater venues, and is a leading supplier of digital planetarium projection systems (Digistar(R) II). Digital Theater is dedicated to the emerging, large format digital theater marketplace. Efforts are focused on hardware, software, and content development.

         Digital Theater's highest performance system, StarRider(TM) Digital Theater, is designed to display full-color, computer-generated 3-D images, in either playback or real-time mode, onto a domed surface. StarRider was recently selected by two prestigious planetariums and are scheduled for completion in 1998 and 1999.

RESULTS OF OPERATIONS

The following table summarizes changes in results of operations for the periods indicated and presents the percentage of increase (decrease) by listed items compared to the indicated prior period:

                                                   Increase (decrease) between
                                                      First Quarter 1998 and
                                                        First Quarter 1997
                                                 ------------------------------
                                                             (Unaudited)

Net sales                                                   $ 8,779       26.1%
Cost of sales                                                 6,782       36.6%
                                                            ------------------
          Gross profit                                        1,997       13.2%
                                                            ------------------

Expenses:
     Marketing, general & administrative                        797       10.2%
     Research & development                                     831       14.2%
                                                            ------------------

          Total expenses                                      1,628       11.9%
                                                            ------------------

          Operating earnings                                    369       25.7%

Other income, net                                               (31)      (5.4%)
                                                            ------------------

          Earnings before income taxes                          338       16.8%

Income taxes                                                    160       26.5%
                                                            ------------------

          Net earnings                                      $   178       12.6%
                                                            ==================


Sales
-----
Sales for the first quarter of 1998 increased 26.1% to $42.4 million compared to $33.6 million for the first quarter of 1997. The increased sales in 1998 for the first quarter over the corresponding period in 1997 were primarily due to the record backlog going into 1998. This increase reflects improvements in the Company's Commercial Simulation and Desktop Graphics business units. Commercial Simulation's revenues increased significantly in the first quarter of 1998 as compared to the first quarter of 1997 in addition to increased market share through significant orders. Domestic sales for the first quarter of 1998 increased 87% to $28.4 million as compared to $15.2 million for the first quarter of 1997. Foreign sales for the first quarter of 1998 decreased 24% to $14.0 million compared to $18.4 million for the first quarter of 1997.

Cost of Sales
-------------
Cost of sales, as a percentage of sales, was 59.6% for the first quarter of 1998 compared to 55.0% for the first quarter 1997. The increase in cost of sales, as a percentage of sales, for the first quarter is primarily due to product mix, timing of shipments and completed contracts, and lower margin government simulation contracts in which the Company served as the prime contractor. These higher costs were partially offset by lower cost of sales as a percentage of sales on its Commercial Simulation and Desktop Graphics business units. Royalties and commissions generated by Desktop Graphics have relatively low associated costs. The Company's Board Products business unit also had higher cost of sales as a percentage of sales in the first quarter of 1998 as compared to the first quarter of 1997 reflecting the effects of certain design changes, among other factors.

Expenses
--------
Total expenses for the first quarter of 1998 increased 11.9% to $15.3 million compared to $13.7 million for the first quarter of 1997, but decreased as a percentage of sales to 36.1% from 40.7% for the respective periods.

Marketing, General, and Administrative: Marketing, general, and administrative expense for the first quarter of 1998 increased 10.2% to $8.6 million compared to $7.8 million for the first quarter of 1997, but decreased as a percentage of sales to 20.4% from 23.3% for the respective periods. The increase in marketing, general, and administrative expense during the first quarter is primarily due to increased labor costs related to increased headcount, wages and incentive bonuses due to higher profitability, consulting and professional services, travel costs and administrative costs related to the growth in operations.

Research and Development: Research and development expense for the first quarter of 1998 increased 14.2% to $6.7 million compared to $5.8 million for the first quarter of 1997, but decreased as a percentage of sales to 15.7% from 17.4% for the respective periods. The increase in research and development expense during the first quarter is primarily due to increased headcount and activity related to the development of the Company's Symphony line of products.

Other Income, Net
-----------------
Other income for the first quarter of 1998 decreased 5.4% to $0.5 million compared to $0.6 million for the first quarter of 1997. The decrease in other income for the first quarter is primarily due to a decrease in interest income due to lower average cash and marketable securities balances.

Income Taxes
------------
The Company's combined federal, state and foreign effective income tax rate was 32.5% for the first quarter of 1998. The tax rate for the same period in 1997 was 30.0%. These rates are calculated based on an estimated annual effective tax rate applied to income before income taxes.


LIQUIDITY & CAPITAL RESOURCES

Working capital at March 27, 1998 was $126.0 million compared to $129.0 million at December 31, 1997. This includes cash, cash equivalents and marketable securities of $43.0 million and $57.1 million at March 27, 1998 and December 31, 1997, respectively. The Company's operations used $6.3 million during the first quarter of 1998, compared to $4.0 million of cash provided by operations during the first quarter of 1997. Cash was primarily provided from proceeds of sales of marketable securities and proceeds from employee stock purchase and option plans. Cash was principally used to repurchase and retire shares of the Company's common stock, the purchase of capital equipment, and repayments of borrowings under the Company's lines of credit.

At March 27, 1998, the Company had unsecured credit facilities with foreign banks with total availability of approximately $11 million, for which there were no borrowings outstanding, and a $5 million unsecured line for letters of credit with a U.S. bank.

Management believes that existing cash and marketable securities balances, borrowings available under its credit facilities and cash generated from operations will be sufficient to meet the Company's anticipated operating requirements for the next twelve months. The Company's cash and marketable securities are available for strategic investments, mergers and acquisitions, other potential cash needs as they may arise, and to fund the continuation of its stock repurchase plan - see "Subsequent Events".

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

The Company has not paid dividends on its common Stock in the past and has no present intention to do so in the future.

SUBSEQUENT EVENTS

On April 22, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with AccelGraphics, Inc. (AGI) whereby the Company will acquire 100% of AGI's issued and outstanding common stock for cash and shares of the Company's common stock for approximately $52 million (the "Merger"). The Merger will be accounted for by the Company using the purchase method of accounting in accordance with generally accepted accounting principles. The purchase price was determined through arms-length negotiations based upon the market value of AGI's common stock. The Merger is expected to be completed in June 1998. Completion of the Merger is subject to a number of conditions, including certain regulatory approvals and approval by a majority of AGI's shareholders.

AGI is a provider of high-performance, cost-effective, three-dimensional (3-D) graphics subsystem products for the professional Windows NT and Windows 95 markets. AGI sells its products through original equipment manufacturers and a worldwide network of value added resellers and distributors. AGI incorporates the Company's REALimage graphics technology into certain of its graphics subsystem products.

Under the terms of the Merger Agreement, in aggregate, 48% of the total merger consideration will be paid in the form of cash and, in aggregate, 52% of the total merger consideration will be paid in the form of shares of the Company's common stock. In addition, all outstanding options to purchase AGI common stock under the stock option plans of AGI (other than options which have an exercise price in excess of $6.00 per share which shall be cancelled upon the closing of the Merger Agreement) shall be assumed by the Company and deemed to constitute an option to acquire the Company's common stock on the same terms and conditions as the holder of such option would have been entitled to receive pursuant to the Merger had such holder exercised such option in full immediately prior to the effective date.

There can be no assurance that the AGI acquisition will be consummated nor can there be any assurance that the Company will be successful in integrating the two separate companies, retaining AGI employees, or that the Merger will not be viewed as disadvantageous to existing AGI customers and/or existing E&S distributors that may consider themselves as competitors of the combined entity and thus adversely affect the Company's future operating results.


FORWARD-LOOKING STATEMENTS

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


TRADEMARKS USED IN THIS FORM 10-Q

Digistar, E&S, ESIG, FuseBox, Harmony, MindSet, REALImage Technology, Real Image, Rhythm, StarRider and Symphony are trademarks or registered trademarks of Evans & Sutherland Computer Corporation. All other product, service, or trade names or marks are the properties of their respective owners.

                           PART II - OTHER INFORMATION



Item 6.       EXHIBITS AND REPORTS ON FORM 8-K


         (a)   Exhibits

         Regulation S-K
         Exhibit No.                Description


           2.1 Agreement and Plan of Merger, dated April 22, 1998, among the Company, E&S Merger Corp., and AccelGraphics, Inc., filed as Annex I to the Company's Registration Statement on Form S-4, SEC File No.
                                    333-51041, and incorporated herein by this reference.

          11                        Earnings Per Share Calculation

          27 Financial Data Schedule (filed as part of electronic filing only)

          99.1 Voting Agreement, dated April 22, 1998, between the Company and certain stockholders of AccelGraphics, Inc., filed as Annex III to the Company's Registration Statement on Form S-4, SEC File No. 333-51041, and incorporated herein by this reference.

         (b) There were no reports on Form 8-K filed for the three-month period ended March 27, 1998.




                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         EVANS & SUTHERLAND COMPUTER CORPORATION
                                                                      Registrant





Date       May 11, 1998                          /S/  John T.Lemley
           ------------                          --------------------------
                                                 John T. Lemley, Vice President
                                                 and Chief Financial Officer
                                                 (Principal Financial Officer)