Form 10-K/A
period 1997-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 1998-05-13
CIK 276283

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

                 For the Transition Period from ______ to ______

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

                                 Title of Class
                       ----------------------------------
                          Common Stock, $.20 par value
                       6% Convertible Debentures Due 2012
                         Preferred Stock Purchase Rights

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No  [ ]

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

This Form 10-K/A for Evans & Sutherland Computer Corporation (the Company") is being filed pursuant to Regulation S-K Item 601 (c) (2) (iii) to amend the Financial Data Schedules for the two fiscal years and the interim periods for the fiscal year ended December 31, 1997 due to the Company's adoption of Statement of Financial Accounting Standards No. 128 "Earnings Per Share." The Company adopted this new standard in the fourth quarter of 1997 and has restated EPS for all prior periods. Accordingly, Exhibit 27 to the Form 10-K of the Company is being replaced by Exhibits 27.1, 27.2 and 27.3 included in this Form 10-K/A.



                                  EXHIBIT INDEX


         27.1 Restated Financial Data Schedule as of and for the year ended December 29, 1995.

         27.2 Restated Financial Data Schedule as of and for the year ended December 27, 1996.

         27.3              Restated  Financial  Data  Schedule as of and for the
                           periods   ended  March  28,  1997;   June  27,  1997,
                           September 26, 1997 and December 31, 1997.




                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       EVANS & SUTHERLAND COMPUTER CORPORATION


DATE:  MAY 13, 1998                  BY:      /S/ JOHN T. LEMLEY
                                        -------------------------------------
                                              John T. Lemley, Vice President
                                              and Chief Financial Officer
                                              (Principal Financial Officer)