Form 10-Q
period 1998-06-26
EVANS & SUTHERLAND COMPUTER CORP
filed 1998-08-10
CIK 276283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 26, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                           Outstanding Shares at July 31, 1998

  Common Stock, $0.20 par value                          10,080,830

                                    Form 10-Q

                     Evans & Sutherland Computer Corporation

                           QUARTER ENDED June 26, 1998





                         PART I - FINANCIAL INFORMATION                                            Page No.

ITEM 1.         Financial Statements

                Condensed Consolidated Statements of Operations - Three Months
                    and Six Months Ended June 26, 1998 and June 27, 1997                               3

                Condensed Consolidated Balance Sheets - June 26, 1998 and
                    December 31, 1997                                                                  4

                Condensed Consolidated Statements of Cash Flows - Six
                    Months Ended June 26, 1998 and June 27, 1997                                       5

                Notes to Condensed Consolidated Financial Statements                                   6


ITEM 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                9


                           PART II - OTHER INFORMATION


ITEM 4.         Submission of Matters to a Vote of Security Holders                                   14

ITEM 6.         Exhibits and Reports on Form 8-K                                                      15


Signature Page                                                                                        15


                         PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                           Three Months Ended                      Six Months Ended
                                                   ----------------------------------    -----------------------------------

                                                      June 26,           June 27,           June 26,           June 27,
                                                        1998               1997               1998               1997
                                                   ---------------    ---------------    ----------------   ----------------
Net sales                                                $ 43,638           $ 37,907            $ 86,059           $ 71,549

Cost of sales                                              24,359             20,483              49,655             38,997
                                                   ---------------    ---------------    ----------------   ----------------

      Gross profit                                         19,279             17,424              36,404             32,552
                                                   ---------------    ---------------    ----------------   ----------------

Expenses:

  Marketing, general and administrative                     9,326              8,632              17,967             16,476
  Research and development                                  6,808              6,746              13,485             12,592
  Write-off of acquired research
     and development (note 4)                              27,925                  -              27,925                  -
                                                   ---------------    ---------------    ----------------   ----------------

      Operating expenses                                   44,059             15,378              59,377             29,068
                                                   ---------------    ---------------    ----------------   ----------------

      Operating earnings (loss)                           (24,780)             2,046             (22,973)             3,484

Other income, net                                             572                661               1,118              1,238
                                                   ---------------    ---------------    ----------------   ----------------

      Earnings (loss) before income taxes                 (24,208)             2,707             (21,855)             4,722

Income tax expense                                          1,208                732               1,972              1,336
                                                   ---------------    ---------------    ----------------   ----------------

      Net earnings (loss)                               $ (25,416)           $ 1,975           $ (23,827)           $ 3,386
                                                   ===============    ===============    ================   ================

Earnings (loss) per share (note 1):
      Basic                                               $ (2.84)            $ 0.22             $ (2.64)            $ 0.37
      Diluted                                             $ (2.84)            $ 0.21             $ (2.64)            $ 0.36


Weighted average common and common
    equivalentcsharestoutstanding:
      Basic                                                 8,939              9,017               9,009              9,042
      Diluted                                               8,939              9,394               9,009              9,414


                     EVANS & SUTHERLAND COMPUTER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                                                      June 26,             December 31,
                                                                                        1998                   1997
                                                                                   ---------------       ------------------
                                                                                     (Unaudited)
   Assets
   ------

   Current assets:
     Cash and cash equivalents                                                           $ 17,649                  $ 8,176
     Marketable securities                                                                 16,535                   48,928
     Accounts receivable, less allowance for doubtful
       receivables of $1,940 in 1998 and $851 in 1997                                      43,228                   36,066
     Inventories (note 2)                                                                  30,580                   26,885
     Costs and estimated earnings in excess of billings
       on uncompleted contracts                                                            63,747                   51,799
     Deferred income taxes                                                                  6,564                    4,224
     Prepaid expenses and deposits                                                          4,529                    3,620
                                                                                   ---------------       ------------------

         Total current assets                                                             182,832                  179,698

   Property, plant, and equipment, at cost                                                129,880                  123,168
     Less accumulated depreciation and amortization                                        83,110                   78,800
                                                                                   ---------------       ------------------

         Net property, plant, and equipment                                                46,770                   44,368

   Investment securities                                                                    3,228                    5,000
   Goodwill, net (note 4)                                                                   7,921                        -
   Deferred income taxes                                                                    5,123                    3,802
   Other assets                                                                             1,564                    1,522
                                                                                   ---------------       ------------------

         Total assets                                                                   $ 247,438                $ 234,390
                                                                                   ===============       ==================


   Liabilities and Stockholders' Equity
   ---------------------------------

   Current liabilities:
     Notes payable to banks                                                               $ 5,000                    $ 950
     Current portion of long-term debt                                                        401                        -
     Accounts payable                                                                      17,440                   14,353
     Accrued expenses                                                                      25,879                   18,061
     Customer deposits                                                                      5,223                    6,574
     Income taxes payable                                                                     771                    4,462
     Billings in excess of costs and estimated earnings
       on uncompleted contracts                                                             8,404                    6,341
                                                                                   ---------------       ------------------

         Total current liabilities                                                         63,118                   50,741

   Long-term debt, less current portion                                                    18,443                   18,015

   Stockholders' equity:
     Common stock,  $.20 par value; authorized 30,000,000 shares;
       issued and outstanding 10,058,367 shares at June 26,
       1998 and  9,066,743 shares at December 31, 1997                                      2,012                    1,813
     Additional paid-in capital                                                            31,840                    8,025
     Retained earnings                                                                    131,749                  155,576
     Net unrealized loss on marketable securities                                            (103)                     (68)
     Cumulative translation adjustment                                                        379                      288
                                                                                   ---------------       ------------------

         Total stockholders' equity                                                       165,877                  165,634
                                                                                   ---------------       ------------------

         Total liabilities and stockholders' equity                                     $ 247,438                $ 234,390
                                                                                   ===============       ==================

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In thousands)


                                                                                                  Six Months Ended
                                                                                       ------------------------------------

                                                                                         June 26,              June 27,
                                                                                           1998                  1997
                                                                                       --------------       ---------------

Net cash provided by (used in) operating activities                                        $ (14,215)             $ 12,657
                                                                                       --------------       ---------------

Cash flows from investing activities:

     Capital expenditures                                                                     (5,947)               (5,929)

     Purchases of marketable securities                                                       (3,700)              (36,046)

     Proceeds from sale of marketable securities                                              38,501                25,601

     Acquisition of businesses, less cash acquired                                            (7,603)                    -

     Proceeds from sale of investment securities                                               3,341                     -

     Purchases of investment securities                                                         (310)                    -
                                                                                       --------------       ---------------

        Net cash provided by (used in) investing activities                                   24,282               (16,374)
                                                                                       --------------       ---------------

Cash flows from financing activities:

     Net proceeds from issuance of common stock                                                1,256                   704

     Net borrowings (payments) under line of credit agreement                                  4,142                (1,550)

     Purchases of treasury stock                                                              (5,837)               (2,190)
                                                                                       --------------       ---------------

        Net cash used in financing activities                                                   (439)               (3,036)
                                                                                       --------------       ---------------

Effect of foreign exchange rate changes on cash                                                 (155)                  192
                                                                                       --------------       ---------------

Net increase (decrease) in cash and cash equivalents                                           9,473                (6,561)

Cash and cash equivalents at beginning of year                                                 8,176                16,521
                                                                                       --------------       ---------------

Cash and cash equivalents at end of period                                                  $ 17,649               $ 9,960
                                                                                       ==============       ===============


Supplemental disclosures of cash flow information

     Cash paid during the period for:

        Interest                                                                               $ 596                 $ 664

        Income taxes                                                                         $ 6,943               $ 1,900


                     EVANS & SUTHERLAND COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)



       1.  SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation
       ---------------------

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. This report on Form 10-Q for the three months and six months ended June 26, 1998 should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997.

       The accompanying unaudited condensed consolidated balance sheets, statements of operations and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of operations for the interim three and six month periods ended June 26, 1998 are not necessarily indicative of the results to be expected for the full year.


       Earnings (Loss) Per Common Share
       --------------------------------

       Earnings (loss) per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents.

       Basic earnings (loss) per common share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

       In calculating earnings (loss) per common share, the earnings (loss) were the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the three months and six months ended June 26, 1998 and June 27, 1997, is summarized as follows (in thousands):


                                                         Three Months Ended             Six Months Ended
                                                       June 26,       June 27,       June 26,       June 27,
                                                         1998           1997           1998           1997
                                                      ------------------------      ------------------------
                                                            (Unaudited)                    (Unaudited)

         Basic weighted-average number
             of common shares outstanding
             during the period                           8,939          9,017          9,009          9,042
         Weighted-average number of
             common stock options outstanding
             during the period                               -            377              -            372
                                                       -------        -------        -------        -------
         Diluted weighted-average number
             of common shares outstanding
             during the period                           8,939          9,394          9,009          9,414
                                                       =======        =======        =======        =======



                     EVANS & SUTHERLAND COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)



       2.  INVENTORIES

           Inventories consist of the following:

                                                   June 26,         December 31,
                                                    1998                1997
                                                 ----------         -----------
                                                 (Unaudited)
           Raw materials and supplies            $   22,343         $   13,674
           Work-in-process                            4,323             10,040
           Finished goods                             3,914              3,171
                                                 ----------         -----------

                                                 $   30,580         $   26,885
                                                 ==========         ==========


       3.   COMPREHENSIVE EARNINGS (LOSS)

       The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive earnings (loss) and its components in financial statements. The components of the Company's comprehensive earnings (loss) are as follows:

                                                             Three Months Ended                 Six Months Ended
                                                           June 26,      June 27,            June 26,       June 27,
                                                            1998           1997                1998           1997
                                                          -----------------------           ------------------------
                                                                (Unaudited)                        (Unaudited)

           Net earnings (loss)                            $(25,416)     $  1,975            $ (23,827)     $  3,386
           Unrealized gain (loss) on marketable
              securities, net of income taxes and
              reclassification adjustments                    (213)          100                  (35)         (191)
           Foreign currency translation
              adjustments, net of income taxes                  37            45                   91           212
                                                          ---------     ---------           ----------     ---------
           Comprehensive earnings (loss)                  $(25,592)     $  2,120            $ (23,771)     $  3,407
                                                          =========     =========           ==========     =========


       4.   BUSINESS ACQUISITIONS

          On June 26, 1998, the Company acquired all of the outstanding stock of AccelGraphics, Inc. (AGI) for approximately $23.7 million in cash and 1,109,303 shares of the Company's common stock. AGI is based in Milpitas, California, and is a provider of high-performance, cost-effective, three-dimensional graphics subsystem products for the professional Windows NT and Windows 95 markets. The acquisition was accounted for by the purchase method and, accordingly, the results of operations of AGI will be included in the Company's consolidated financial statements from June 26, 1998 forward. The excess of the purchase price over the fair value of the net identifiable assets acquired of $7.5 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. In connection with the acquisition, the Company wrote off $26.8 million of in-process research and development on the date of acquisition.

          Also on June 26, 1998, the Company acquired the assets and assumed certain liabilities of Silicon Reality, Inc. (SRI) for a purchase price of approximately $1.5 million. SRI is based in Federal Way, Washington, and designs and produces three-dimensional graphics hardware and software products for the personal computer marketplace. This acquisition was accounted for by the purchase method and, accordingly, the results of operations of SRI will be included in the Company's consolidated financial statements from June 26, 1998 forward. The excess of the purchase price over the fair value of the net identifiable assets acquired of $0.4 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. In connection with the acquisition, the Company wrote-off $1.1 million of in-process research and development on the date of acquisition.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)



       The following unaudited pro forma financial information presents the combined results of operations of the Company, AGI, and SRI as if the acquisitions had occurred as of the beginning of 1998 and 1997, after giving effect to certain adjustments, including, but not limited to, amortization of goodwill, reversal of in-process research and development charges recorded in 1998, and decreased interest income and the corresponding tax effect as a result of the reduction in cash and marketable securities that would have occurred to acquire these companies.

                                                        Six  Months Ended
                                               June 26, 1998       June 27, 1997
                                             -----------------------------------
                                                          (Unaudited)

             Net sales                       $     102,796         $     94,639

             Net earnings (loss)             $      (4,821)        $      3,716

             Earnings (loss) per share:
                  Basic                      $       (0.48)        $       0.37
                  Diluted                    $       (0.48)        $       0.35



       There can be no assurance that that the Company will be successful in integrating these separate companies, retaining key employees, or that these acquisitions will not be viewed as disadvantageous to existing AGI or SRI customers and/or existing E&S distributors that may consider themselves as competitors of the combined entity and thus adversely affect the Company's future operating results.


       5.   SUBSEQUENT EVENT

       On July 22, 1998, Intel Corporation purchased 901,408 shares of a series of Preferred Stock, no par value, of the Company plus a warrant to purchase an additional 378,462 shares at $33.28 per share for approximately $24 million. These preferred shares have certain liquidation and conversion rights, in addition to other rights and preferences. In addition, the Company entered into an agreement to accelerate development of high-end graphics and video subsystems for Intel-based workstations and a cross-license agreement.

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

OVERVIEW

Evans & Sutherland Computer Corporation (E&S(R) or the Company) develops and manufactures hardware and software for visual systems that produce vivid and highly realistic three-dimensional (3-D) graphics and synthetic environments. The Company's product offerings include a full range of high-performance visual systems for simulation, training and virtual reality applications, as well as graphic accelerator products for personal computer workstations.

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

Core businesses:

         Government Simulation

         Government Simulation provides visual systems for flight and ground training and related services to U.S. and international armed forces, NASA, and aerospace companies. E&S remains an industry leader for visual systems sales to various U.S. government agencies and more than 20 foreign governments for the primary purpose of trainng vehicle operators.

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


         Desktop Graphics

         Desktop Graphics provides REALimage graphics accelerator technology for workstation manufacturers and NT-based personal computers. Since inaugural shipments in June 1997, 12 manufacturers of Windows NT-based computers have selected REALimage graphics acceleration technology. In March 1998, volume production of the third-generation REALimage chip design began, thereby keeping pace with introductions of new, more powerful processors from Intel. The Company plans two technology upgrades this year. REALimage technology supports the full range of professional OpenGL graphics applications, including, among others, design engineering, simulation, digital content creation, visualization, animation, and entertainment.

         On June 26, 1998, the Company acquired AccelGraphics, Inc.(AGI), a provider of high-performance, cost-effective, three-dimensional ("3D") graphics subsystem products for the professional Windows NT and Windows 95 markets, and Silicon Reality Inc. (SRI), a designer and producer of 3D graphics hardware and software products for the personal computer marketplace, to expand the Company's Desktop Graphics development, integration and distribution within the desktop graphics marketplace. AGI pioneered the development of professional 3D graphics subsystems for use with Microsoft's Windows NT operating system ("NT"). A 3D graphics subsystem integrates graphics acceleration chips (including E&S's REALimage graphics accelerator chips), specialized hardware, firmware, software and memory. AGI's 3D graphics subsystems, when included in an Intel Pentium, Pentium Pro, Pentium Pro II or Digital Alpha based computer, create a class of computer system called a "Personal Workstation." Personal Workstations, which often sell for less than $10,000, provide capabilities and performance comparable to more expensive 3D graphics RISC/UNIX workstations.

         AGI currently offers three distinct 3D graphics subsystem product lines. AGI's products include a family of 3D graphics subsystems for applications based on OpenGL and other 3D application programming interfaces, such as Autodesk's Heidi and Microsoft's DirectX. Through AGI's extensive experience in 3D algorithms, the interaction of 3D applications with OpenGL and overall 3D graphics system integration, AGI delivers robust, well-integrated subsystem solutions to the professional 3D graphics market. AGI sells its products through original equipment manufacturers and a worldwide network of value added resellers and distributors.

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


RESULTS OF OPERATIONS

The following table summarizes changes in results of operations for the periods indicated and presents the percentage of increase (decrease) by listed items compared to the indicated prior period:

                                              Increase (decrease)              Increase (decrease)
                                          between Second Quarter 1998      between First Six Months of
                                                                                       1998
                                            and Second Quarter 1997        and First Six Months of 1997
                                         -------------------------------  -------------------------------
                                                  (Unaudited)                      (Unaudited)
Net sales                                     $    5,731          15.1%       $    14,510          20.3%

Cost of sales                                      3,876          18.9%            10,658          27.3%
                                              -----------                     ------------

       Gross profit                                1,855          10.6%             3,852          11.8%

 Expenses:

  Marketing, general and administrative              694           8.0%             1,491           9.0%
  Research and development                            62           0.9%               893           7.1%
  Write-off of acquired research and
    development                                   27,925             -             27,925             -
                                             ------------                     ------------

       Operating expenses                         28,681         186.5%            30,309         104.3%
                                             ------------                     ------------

          Operating earnings (loss)             (26,826)     (1,311.1%)          (26,457)       (759.4%)

Other income, net                                   (89)        (13.5%)             (120)         (9.7%)
                                             ------------                     ------------

       Earnings (loss) before income taxes       (26,915)       (994.3%)          (26,577)       (562.8%)

Income tax expense                                   476          65.0%               636          47.6%
                                             ------------                     ------------

       Net earnings (loss)                   $   (27,391)     (1,386.9%)      $   (27,213)       (803.7%)
                                             ============                     ============

Sales
-----
Sales for the second quarter of 1998 increased 15.1% to $43.6 million compared to $37.9 million for the second quarter of 1997. Sales for the six month period ended June 26, 1998 increased 20.3% to $86.1 million compared to $71.5 million for the six month period ended June 27, 1997. The quarter-to-date and year-to-date increases in sales during 1998 were primarily due to strong backlog levels going into 1998 and revenue growth in the Company's Commercial Simulation and Desktop Graphics business units. Domestic sales for the second quarter of 1998 increased 45% to $11.6 million as compared to $8.0 million for the second quarter of 1997, while foreign sales for the second quarter of 1998 decreased 3% to $16.8 million compared to $17.4 million for the second quarter of 1997. Domestic sales for the first six months of 1998 increased 53% to $27.9 million as compared to $18.2 million for the first six months of 1997, while foreign sales for the first six months of 1998 decreased 24.3% to $21.6 million compared to $28.5 million for the first six months of 1997.

Cost of Sales
-------------
Cost of sales, as a percentage of sales, was 55.8% for the second quarter of 1998 compared to 54.0% for the second quarter 1997. For the six month period ended June 26, 1998, cost of sales as a percentage of sales was 57.7% compared to 54.5% for the six month period ended June 27, 1997. The increase in cost of sales, as a percentage of sales, for the second quarter and for the first six months of 1998, as compared to the same periods in 1997, is primarily due to product mix, timing of shipments and completed contracts, and lower margin government simulation contracts in which the Company served as the prime contractor. These higher costs were partially offset by lower cost of sales as a percentage of sales on its Commercial Simulation and Desktop Graphics business units. Royalties and commissions generated by Desktop Graphics have relatively low associated costs. The Company's Board Products business unit also had higher cost of sales as a percentage of sales in the second quarter of 1998 as compared to the second quarter of 1997 reflecting the effects of certain design changes, among other factors.

Expenses
--------
Total expenses for the second quarter of 1998 increased 186.5% to $44.1 million compared to $15.4 million for the second quarter of 1997, but decreased as a percentage of sales, excluding the write-off of acquired research and development, to 37.0% from 40.6% for the respective periods. Total expenses for the first six months of 1998 increased 104.3% to $59.4 million compared to $29.1 million for the first six months of 1997, but decreased as a percentage of sales, excluding the write-off of acquired research and development, to 36.5% from 40.6% for the respective periods.

Marketing, General, and Administrative: Marketing, general, and administrative expense for the second quarter of 1998 increased 8.0% to $9.3 million compared to $8.6 million for the second quarter of 1997, but decreased as a percentage of sales to 21.4% from 22.8% for the respective periods. Marketing, general, and administrative expenses for the first six months of 1998 increased 9.0% to $18.0 million compared to $16.5 million for the first six months of 1997, but decreased as a percentage of sales to 20.9% from 23.0% for the respective periods. The increases in marketing, general, and administrative expenses during the second quarter and the first six months of 1998 are primarily due to increased labor costs related to increased headcount, wages and incentive bonuses due to higher profitability, consulting and professional services, travel costs, and administrative costs related to the growth in operations.

Research and Development: Research and development expense for the second quarter of 1998 increased 0.9% to $6.8 million compared to $6.7 million for the second quarter of 1997, but decreased as a percentage of sales to 15.6% from 17.8% for the respective periods. Research and development expense for the first six months of 1998 increased 7.1% to $13.5 million compared to $12.6 million for the first six months of 1997, but decreased as a percentage of sales to 15.7% from 17.6% for the respective periods. The increases in research and development expense during the second quarter and the first six months of 1998 are primarily due to increased headcount and activity related to the development of the Company's Symphony line of products.

Write-off of Acquired Research and Development
----------------------------------------------
The write-off of acquired research and development of $27.9 million represents management's estimated value of incomplete research and development projects acquired through business and asset purchases made during the second quarter of 1998.

Other Income, Net
-----------------
Other income, net, for the second quarter of 1998 decreased 13.5% to $0.6 million compared to $0.7 million for the second quarter of 1997. Other income, net, for the first six months of 1998 decreased 9.7% to $1.1 million compared to $1.2 million for the first six months of 1997. The decreases in other income for the second quarter and first six months of 1998 are primarily due to a decrease in interest income due to lower average cash and marketable securities balances.

Income Taxes
------------
The Company's combined federal, state and foreign effective income tax rate was 32.5% of earnings before income taxes excluding acquisition expenses related to the write-off of in-process research and development of $27.9 million for the second quarter and the first six months of 1998. The tax rate for these same periods in 1997 was 27.0% and 28.3%, respectively. These rates are calculated based on an estimated annual effective tax rate applied to income before income taxes.

LIQUIDITY & CAPITAL RESOURCES

Working capital at June 26, 1998 was $119.7 million compared to $129.0 million at December 31, 1997. This includes cash, cash equivalents and marketable securities of $34.2 million and $57.1 million at June 26, 1998 and December 31, 1997, respectively. The Company's operations used $14.2 million during the first six months of 1998, compared to $12.7 million of cash provided by operations during the first six months of 1997. Cash was primarily provided from net proceeds of sales of marketable and investment securities, net borrowings under line of credit agreements, and proceeds from employee stock purchase and option plans. Cash was principally used to acquire new businesses, to repurchase and retire shares of the Company's common stock, and to purchase capital equipment.

At June 26, 1998, the Company had unsecured credit facilities with foreign banks with total availability of approximately $11 million, for which there were approximately $5 million of borrowings outstanding, and a $5 million unsecured line for letters of credit with a U.S. bank.

Management believes that existing cash and marketable securities balances, borrowings available under its credit facilities and cash generated from operations will be sufficient to meet the Company's anticipated operating requirements for the next twelve months. The Company's cash and marketable securities are available for strategic investments, mergers and acquisitions, other potential cash needs as they may arise, and to fund the continuation of its stock repurchase plan.

On February 18, 1998, the Company's Board of Directors authorized the repurchase of up to 600,000 shares of the Company's common stock, including the 327,000 shares still available from the repurchase authorization approved by the board on November 11, 1996. Subsequent to February 18, 1998, the Company has repurchased 264,000 shares of its common stock; thus, 336,000 shares currently remain available for repurchase. Stock may be acquired in the open market or through negotiated transactions. Under the program, repurchases may be made from time to time, depending on market conditions, share price, and other factors. These repurchases are to be used primarily to meet current and near-term requirements for the Company's stock-based benefit plans.

The Company has not paid dividends on its common stock in the past and has no present intention to do so in the future.

SUBSEQUENT EVENTS

On July 22, 1998, Intel Corporation (Intel) purchased 901,408 shares of a series of Preferred Stock, no par value, of the Company plus a warrant to purchase an additional 378,462 shares at $33.28 per share for approximately $24 million. These preferred shares have certain liquidation and conversion rights in addition to other rights and preferences. In addition, the Company entered into an agreement to accelerate development of high-end graphics and video subsystems for Intel-based workstations and a cross-license agreement.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q may be deemed to contain certain forward-looking statements. Any forward-looking statements involve risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization and technology, and other risks detailed in this filing and in the Company's most recent Form 10-K. Although the Company believes it has the product offerings and resources for continuing success, future revenue and margin trends cannot be reliably predicted. Factors external to the Company can result in volatility of the Company's common stock price. Because of the foregoing factors, recent trends are not necessarily reliable indicators of future stock prices or financial performance.

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



                           PART II - OTHER INFORMATION



Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The Company held its Annual Meeting of Stockholders on May 21, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A.

               The Company's Board of Directors is divided into three classes whose terms expire at successive annual meetings. Accordingly, not all directors are elected at each Annual Meeting of Stockholders. Gerald S. Casilli and James R. Oyler were re-elected  as  Directors  and other  continuing  Directors  are:
               Stewart Carrell, Peter O. Crisp, Ivan E. Sutherland and John E. Warnock.

                The matters described below were voted on at the Annual Meeting of Stockholders, and the number of votes cast with respect to each matter and, with respect to the election of directors, for each nominee, were as indicated.

                     1. Election of two directors to serve until the 2001 Annual Meeting of Stockholders.

                            GERALD S. CASILLI
                            For:  7,802,387             Withheld:  44,529

                            JAMES R. OYLER
                            For:  7,799,636             Withheld:  47,280


                     2.  Adoption of the Evans &  Sutherland  1998 Stock  Option
                         Plan.

                         For: 5,338,986  Against: 2,395,332  Abstained: 80,480
                         Unvoted: 1,108,475

                     3. Amendment to the 1989 Stock Option Plan for Non-Employee Directors.

                         For: 7,505,140   Against: 227,625   Abstained: 82,033
                         Unvoted: 1,108,475

                     4. Ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1998.

                         For: 7,769,000   Against: 1,958   Abstained: 75,958
                         Unvoted: 1,076,357

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

          11 Earnings Per Share Calculation (filed as part of electronic filing only)

          27 Financial Data Schedule (filed as part of electronic filing only)


         (b)   Reports on Form 8-K

         The company filed a report on Form 8-K, dated July 13, 1998, relating to the acquisition of 100% of the issued and outstanding capital stock of AccelGraphics, Inc. on June 26, 1998.



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        EVANS & SUTHERLAND COMPUTER CORPORATION
                                                     Registrant





Date       August 10, 1998                      /S/  John T. Lemley
           --------------                      -------------------------
                                               John T. Lemley, Vice President
                                               and Chief Financial Officer
                                               (Principal Financial Officer)