Form 10-Q
period 1998-09-25
EVANS & SUTHERLAND COMPUTER CORP
filed 1998-11-09
CIK 276283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 25, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                           Outstanding Shares at October 30, 1998
-----------------------------------      --------------------------------------
   Common Stock, $0.20 par value                       9,910,236

                                    Form 10-Q

                     Evans & Sutherland Computer Corporation

                        Quarter Ended September 25, 1998




Page No.

                         PART I - FINANCIAL INFORMATION

ITEM 1.         Financial Statements

                Condensed Consolidated Statements of Operations -
                    Three Months and Nine Months Ended September 25,
                    1998 and September 26, 1997............................ 3

                Condensed Consolidated Balance Sheets -
                    September 25, 1998 and December 31, 1997............... 4

                Condensed Consolidated Statements of Cash Flows -
                    Nine Months Ended September 25, 1998 and
                    September 26, 1997..................................... 5

                Notes to Condensed Consolidated Financial
                    Statements............................................. 6


ITEM 2.         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ...................... 9




                           PART II - OTHER INFORMATION


ITEM 2.         Changes in Securities and Use of Proceeds................. 15

ITEM 6.         Exhibits and Reports on Form 8-K.......................... 16


Signature Page............................................................ 17

                         PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                           Three Months Ended                     Nine Months Ended
                                                   ----------------------------------    -----------------------------------

                                                   September 25,      September 26,       September 25,      September 26,
                                                        1998               1997                1998               1997
                                                   ---------------    ---------------    ----------------   ----------------
Net sales                                                $ 47,262           $ 38,451           $ 133,321          $ 110,000

Cost of sales                                              26,625             19,167              76,280             58,164
                                                   ---------------    ---------------    ----------------   ----------------

      Gross profit                                         20,637             19,284              57,041             51,836
                                                   ---------------    ---------------    ----------------   ----------------

Operating expenses:

  Marketing, general and administrative                    11,495              8,679              29,462             25,155
  Research and development                                  8,804              5,822              22,289             18,414
  Write-off of acquired research
     and development (note 4)                                   -                  -              27,925                  -
                                                   ---------------    ---------------    ----------------   ----------------

      Total operating expenses                             20,299             14,501              79,676             43,569
                                                   ---------------    ---------------    ----------------   ----------------

      Operating earnings (loss)                               338              4,783             (22,635)             8,267

Other income, net                                             443                319               1,561              1,557
                                                   ---------------    ---------------    ----------------   ----------------

      Earnings (loss) before income taxes                     781              5,102             (21,074)             9,824

Income tax expense                                            275              1,277               2,247              2,613
                                                   ---------------    ---------------    ----------------   ----------------

      Net earnings (loss)                                   $ 506            $ 3,825           $ (23,321)           $ 7,211
                                                   ===============    ===============    ================   ================

Earnings (loss) per share (note 1):
      Basic                                                $ 0.05             $ 0.42             $ (2.50)            $ 0.80
      Diluted                                              $ 0.05             $ 0.40             $ (2.50)            $ 0.76


Weighted average common and common
    equivalentcsharestoutstanding:
      Basic                                                10,011              9,056               9,343              9,047
      Diluted                                              10,890              9,597               9,343              9,477


     See accompanying notes to condensed consolidated financial statements.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                 September 25,        December 31,
                                                                                     1998                 1997
                                                                                --------------      ----------------
                                                                                 (Unaudited)
   Assets
   ------
   Current assets:
     Cash and cash equivalents                                                        $ 28,192               $ 8,176
     Marketable securities                                                              27,101                48,928
     Accounts receivable, less allowance for doubtful
      receivables of $1,545 in 1998 and $851 in 1997                                    44,273                36,066
     Inventories (note 2)                                                               36,364                26,885
     Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                          52,029                51,799
     Deferred income taxes                                                               6,885                 4,224
     Prepaid expenses and deposits                                                       4,349                 3,620
                                                                                 --------------      ----------------

        Total current assets                                                           199,193               179,698
                                                                                 --------------      ----------------

   Property, plant, and equipment, at cost                                             131,562               123,168
     Less accumulated depreciation and amortization                                     84,447                78,800
                                                                                 --------------      ----------------

        Net property, plant, and equipment                                              47,115                44,368
                                                                                 --------------      ----------------

   Investment securities                                                                 3,214                 5,000
   Goodwill, net (note 4)                                                                7,561                     -
   Deferred income taxes                                                                 5,458                 3,802
   Other assets                                                                          1,514                 1,522
                                                                                 --------------      ----------------

                                                                                        17,747                10,324
                                                                                 --------------      ----------------

        Total assets                                                                 $ 264,055             $ 234,390
                                                                                 ==============      ================


   Liabilities and Stockholders' Equity
   -----------------------------------------------

   Current liabilities:
     Notes payable to banks                                                            $ 3,574                 $ 950
     Current portion of long-term debt                                                     304                     -
     Accounts payable                                                                   14,109                14,353
     Accrued expenses                                                                   28,631                18,061
     Customer deposits                                                                   4,250                 6,574
     Income taxes payable                                                                  719                 4,462
     Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                           8,235                 6,341
                                                                                 --------------      ----------------

        Total current liabilities                                                       59,822                50,741
                                                                                 --------------      ----------------

   Long-term debt, less current portion                                                 18,433                18,015
                                                                                 --------------      ----------------

   Redeemable preferred stock, class B-1, no par value; authorized
     1,500,000 shares; issued and outstanding 901,498 shares at
     September 25, 1998 and no shares at December 31, 1997 (note 5)                     23,149                     -
                                                                                 --------------      ----------------

   Stockholders' equity:
     Common stock,  $.20 par value; authorized 30,000,000 shares;
      issued and outstanding 9,889,302 shares at September 25,
      1998 and 9,066,743 shares at December 31, 1997                                     1,978                 1,813
     Additional paid-in capital                                                         28,036                 8,025
     Retained earnings                                                                 132,255               155,576
     Net unrealized loss on marketable securities                                          (65)                  (68)
     Cumulative translation adjustment                                                     447                   288
                                                                                 --------------      ----------------

        Total stockholders' equity                                                     162,651               165,634
                                                                                 --------------      ----------------

        Total liabilities and stockholders' equity                                   $ 264,055             $ 234,390
                                                                                 ==============      ================

     See accompanying notes to condensed consolidated financial statements.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In thousands)

                                                                                                 Nine Months Ended
                                                                                         ---------------------------------

                                                                                         September 25,       September 26,
                                                                                             1998                1997
                                                                                         --------------      -------------

Net cash provided by (used in) operating activities                                           $ (8,062)           $ 8,592
                                                                                         --------------      -------------

Cash flows from investing activities:

    Capital expenditures                                                                        (8,757)            (8,184)

    Purchases of marketable securities                                                         (15,298)           (59,479)

    Proceeds from sale of marketable securities                                                 39,604             55,558

    Acquisition of businesses, less cash acquired                                               (7,603)                 -

    Proceeds from sale of investment securities                                                  3,341                  -

    Purchases of investment securities                                                            (310)            (3,650)
                                                                                         --------------      -------------

        Net cash provided by (used in) investing activities                                     10,977            (15,755)
                                                                                         --------------      -------------

Cash flows from financing activities:

    Net proceeds from issuance of common stock                                                   1,809              2,443

    Net borrowings (payments) under line of credit and other agreements                          2,386             (3,816)

    Net proceeds from issuance of preferred stock                                               23,149                  -

    Purchases of treasury stock                                                                (10,231)            (2,974)
                                                                                         --------------      -------------

        Net cash provided by (used in) financing activities                                     17,113             (4,347)
                                                                                         --------------      -------------

Effect of foreign exchange rate changes on cash                                                    (12)               346
                                                                                         --------------      -------------

Net increase (decrease) in cash and cash equivalents                                            20,016            (11,164)

Cash and cash equivalents at beginning of year                                                   8,176             16,521
                                                                                         --------------      -------------

Cash and cash equivalents at end of period                                                    $ 28,192            $ 5,357
                                                                                         ==============      =============


Supplemental disclosures of cash flow information

    Cash paid during the period for:

        Interest                                                                               $ 1,177            $ 1,325

        Income taxes                                                                           $ 7,018            $ 1,909

    Non cash items during the period for:
        Depreciation and amortization                                                          $ 8,230            $ 7,148

     See accompanying notes to condensed consolidated financial statements.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)



       1.  SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation
       ---------------------
       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. This report on Form 10-Q for the three months and nine months ended September 25, 1998 should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997.

       The accompanying unaudited condensed consolidated balance sheets, statements of operations and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of operations for the interim three and nine month periods ended September 25, 1998 are not necessarily indicative of the results to be expected for the full year.


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

       In calculating earnings (loss) per common share, the earnings (loss) were the same for both the basic and diluted calculation. Weighted-average shares of 930,287 and 7,308 for the three months ended September 25, 1998 and September 26, 1997, respectively, and 400,882 and 6,164 for the nine months ended September 25, 1998 and September 26, 1997, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period. A reconciliation between the basic and diluted weighted-average number of common shares for the three months and nine months ended September 25, 1998 and September 26, 1997, is summarized as follows (in thousands):


                                                        Three Months Ended               Nine Months Ended
                                                  September 25,    September 26,    September 25,    September 26,
                                                       1998             1997             1998             1997
                                                  ------------------------------    ------------------------------
                                                           (Unaudited)                       (Unaudited)
         Basic weighted-average number
             of common shares outstanding
             during the period                        10,011            9,056           9,343             9,047
         Weighted-average number of dilutive
             common stock options outstanding
             during the period                           235              541               -               430
          Weighted-average number of
             redeemable preferred shares
             outstanding during the period               644                -               -                 -
                                                     -------          -------          -------          -------
         Diluted weighted-average number
             of common shares outstanding
             during the period                        10,890            9,597            9,343            9,477
                                                     =======          =======          =======          =======

                                       6

                     EVANS & SUTHERLAND COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)



       2.  INVENTORIES

          Inventories consist of the following:

                                        September 25,          December 31,
                                            1998                   1997
                                        ------------           ------------
                                        (Unaudited)

          Raw materials                 $    23,315            $    13,674
          Work-in-process                     9,418                 10,040
          Finished goods                      3,631                  3,171
                                        -----------            -----------
                                        $    36,364            $    26,885
                                        ===========            ===========


       3.   COMPREHENSIVE EARNINGS (LOSS)

       The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive earnings (loss) and its components in financial statements. The components of the Company's comprehensive earnings (loss) are as follows:

                                                      Three Months Ended               Nine Months Ended
                                                  September 25,   September 26,    September 25,  September 26,
                                                       1998            1997             1998           1997
                                                  -----------------------------    ----------------------------
                                                           (Unaudited)                     (Unaudited)

           Net earnings (loss)                    $      506        $   3,825      $   (23,321)     $    7,211
           Unrealized gain (loss) on marketable
             securities, net of income taxes and
             reclassification adjustments                 38               41                3            (150)
           Foreign currency translation
             adjustments, net of income taxes             68              (41)             159             171
                                                  ----------        ---------      -----------      ----------

           Comprehensive earnings (loss)          $      612        $   3,825      $   (23,159)     $    7,232
                                                  ==========        =========      ===========      ==========


       4.   BUSINESS ACQUISITIONS

       On June 26, 1998, the Company acquired all of the outstanding stock of AccelGraphics, Inc. (AGI) for approximately $23.7 million in cash and 1,109,303 shares of the Company's common stock. AGI is based in Milpitas, California, and is a provider of high-performance, cost-effective, three-dimensional graphics subsystem products for the professional Windows NT and Windows 95 markets. The acquisition was accounted for by the purchase method and, accordingly, the results of operations of AGI have been included in the Company's consolidated financial statements from June 26, 1998 forward. The excess of the purchase price over the fair value of the net identifiable assets acquired of $7.5 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. In connection with the acquisition, the Company wrote off $26.8 million of in-process research and development on the date of acquisition.

       Also on June 26, 1998, the Company acquired the assets and assumed certain liabilities of Silicon Reality, Inc. (SRI) for a purchase price of approximately $1.5 million. SRI is based in Federal Way, Washington, and designs and produces three-dimensional graphics hardware and software products for the personal computer marketplace. This acquisition was accounted for by the purchase method and, accordingly, the results of operations of SRI have been included in the Company's consolidated financial statements from June 26, 1998 forward. The excess of the purchase price over the fair value of the net identifiable assets acquired of $0.4 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. In connection with the acquisition, the Company wrote-off $1.1 million of in-process research and development on the date of acquisition.

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

                                                   Nine Months Ended
                                        September 25, 1998    September 26, 1997
                                        ------------------    ------------------
                                                      (Unaudited)

            Net sales                     $    150,058             $    137,255

            Net earnings (loss)           $     (4,315)            $      5,740

            Earnings (loss) per share:
                   Basic                  $      (0.43)            $       0.57
                   Diluted                $      (0.43)            $       0.54



       There can be no assurance that the Company will be successful in integrating these separate companies, retaining key employees, or that these acquisitions will not be viewed as disadvantageous to existing AGI or SRI customers and/or existing E&S distributors that may consider themselves as competitors of the combined entity and thus adversely affect the Company's future operating results.


       5.   PREFERRED STOCK

       On July 22, 1998, Intel Corporation purchased 901,408 shares of a series of Class B-1 Preferred Stock, no par value, of the Company plus a warrant to purchase an additional 378,462 shares of the Company's Class B-1 Preferred Stock at an exercise price of $33.28125 per share for approximately $24 million, less transaction costs of approximately $850. These preferred shares have certain liquidation and conversion rights, in addition to other rights and preferences. Intel Corporation has certain contractual rights, including registration rights, a right of first refusal, and a right to require the Company to repurchase the 901,408 shares of Class B-1 Preferred Stock, 378,462 shares underlying the warrant, and shares of Common Stock of the Company issuable upon conversion of the Class B-1 Preferred Stock (the "Intel Shares") for any transaction qualifying as a Corporate Event, as defined below. If Intel Corporation fails to exercise its right of first refusal as to a Corporate Event, Intel Corporation shall, upon the Company's entering into an agreement to consummate a Corporate Event, have the right to sell to the Company any or all of the Intel Shares. A Corporate Event shall mean any of the following, whether accomplished through one or a series of related transactions: (a) certain transactions that result in a greater than 33% change in the total outstanding number of voting securities of the Company immediately after such issuance; (b) an acquisition of the Company or any of its significant subsidiaries by consolidation, merger, share purchase or exchange or other reorganization or transaction in which the holders of the Company's or such significant subsidiary's outstanding voting securities immediately prior to such transaction own, immediately after such transaction, securities representing less than 50% of the voting power of the Company, any such significant subsidiary or the person issuing such securities or surviving such transaction, as the case may be; (c) the acquisition of all or substantially all the assets of the Company of any significant subsidiary; (d) the grant by the Company or any of its significant subsidiaries of an exclusive license for any material portion of the Company's or such significant subsidiary's intellectual property to a person other than Intel Corporation or any of its subsidiaries; or (e) any transaction or series of related transactions that result in the failure of the majority of the members of the Company's Board of Directors immediately prior to the closing of such transaction or series of related transactions failing to constitute a majority of the Board of Directors (or its successor) immediately following such transaction or series of related transactions. In addition, the Company entered into a cross-license agreement and an agreement to accelerate development of high-end graphics and video subsystems for Intel-based workstations.

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

      Desktop Graphics

         Desktop Graphics provides REALimage graphics accelerator technology for workstation manufacturers and NT-based personal computers. Inaugural shipments began in June 1997. In March 1998, volume production of the third-generation REALimage chip design began, thereby keeping pace with introductions of new, more powerful processors from Intel. The Company plans two technology upgrades this year. REALimage technology supports the full range of professional OpenGL graphics applications, including, among others, design engineering, simulation, digital content creation, visualization, animation, and entertainment.

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

         Following the Company's acquisition of AGI, AGI's name was changed to Evans & Sutherland Graphics Corporation (ESGC). ESGC currently offers a range of 3D graphics subsystem product lines. ESGC's products include a family of 3D graphics subsystems for applications based on OpenGL and other 3D application programming interfaces. Through ESGC's extensive experience in 3D algorithms, the interaction of 3D applications with OpenGL and overall 3D graphics system integration, ESGC delivers robust, well-integrated subsystem solutions to the professional 3D graphics market. ESGC sells its products through original equipment manufacturers and a worldwide network of value added resellers and distributors.

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


RESULTS OF OPERATIONS

The following table summarizes changes in results of operations for the periods indicated and presents the percentage of increase (decrease) by listed items compared to the indicated prior period ($ in thousands):

                                              Increase (decrease)              Increase (decrease)
                                           between third quarter 1998    between first nine months of 1998
                                            and third quarter 1997        and first nine months of 1997
                                        -------------------------------   -----------------------------
                                                  (Unaudited)                      (Unaudited)
Net sales                                    $                   22.9%       $                   21.2%
                                                  8,811                          23,321

Cost of sales                                     7,458          38.9%           18,116          31.1%
                                            ------------                    ------------

       Gross profit                               1,353           7.0%            5,205          10.0%

 Expenses:
  Marketing, general and administrative           2,816          32.4%            4,307          17.1%
  Research and development                        2,982          51.2%            3,875          21.0%
  Write-off of acquired research and                  -              -           27,925              -
   development
                                            ------------                    ------------

       Operating expenses                         5,798          40.0%           36,107          82.9%
                                            ------------                    ------------

          Operating earnings (loss)              (4,445)        (92.9%)         (30,902)       (373.8%)

Other income, net                                   124          38.9%                4           0.3%
                                            ------------                    ------------

       Earnings (loss) before income             (4,321)        (84.7%)         (30,898)       (314.5%)
taxes

Income tax expense                               (1,002)        (78.5%)            (366)          14.0%
                                            ------------                    ------------

       Net earnings (loss)                   $  (3,319)         (86.8%)       $(30,532)        (423.4%)
                                            ============                    ============


Sales

     Sales for the third quarter of 1998 increased 22.9% to $47.3 million compared to $38.5 million for the third quarter of 1997. Sales for the nine month period ended September 25, 1998 increased 21.2% to $133.3 million compared to $110.0 million for the nine month period ended September 26, 1997. The quarter-to-date and year-to-date increases in sales during 1998 were primarily due to strong backlog levels going into 1998 and revenue growth in the Company's Government Simulation, Commercial Simulation and Desktop Graphics business units and three months of ESGC sales (formerly AGI, a business acquired at the beginning of the third quarter of 1998). Domestic sales for the third quarter of 1998 increased 77.5% to $24.5 million as compared to $13.8 million for the third quarter of 1997, while foreign sales for the third quarter of 1998 decreased 7.7% to $22.8 million compared to $24.7 million for the third quarter of 1997. Domestic sales for the first nine months of 1998 increased 70.3% to $72.9 million as compared to $42.8 million for the first nine months of 1997, while foreign sales for the first nine months of 1998 decreased 10.1% to $60.4 million compared to $67.2 million for the first nine months of 1997.

Cost of Sales

     Cost of sales as a percentage of sales was 56.3% for the third quarter of 1998 compared to 49.8% for the third quarter of 1997. For the nine month period ended September 25, 1998, cost of sales as a percentage of sales was 57.2% compared to 52.9% for the nine month period ended September 26, 1997. The increase in cost of sales as a percentage of sales for the third quarter and for the first nine months of 1998, as compared to the same periods in 1997, is primarily due to product mix, timing of shipments and completed contracts, and lower margin government simulation contracts in which the Company served as the prime contractor. In addition, cost of sales as a percentage of sales was negatively impacted by the addition of ESGC whose cost of sales as a percentage of sales was 77.1% during the third quarter of 1998.

Operating Expenses

     Total operating expenses for the third quarter of 1998 increased 40.0% to $20.3 million compared to $14.5 million for the third quarter of 1997, and also increased as a percentage of sales, to 42.9% from 37.7% for the respective periods. Total operating expenses for the first nine months of 1998 increased 82.9% to $79.7 million compared to $43.6 million for the first nine months of 1997, but actually decreased as a percentage of sales, excluding the write-off of acquired research and development, to 38.8% from 39.6% for the respective periods. The primary reasons for the increase in operating expenses are growth in overall operations and sales combined with additional operating expenses incurred by ESGC of $2.8 million during the third quarter of 1998.

          Marketing, General, and Administrative: Marketing, general, and administrative expense for the third quarter of 1998 increased 32.4% to $11.5 million compared to $8.7 million for the third quarter of 1997, and increased as a percentage of sales to 24.3% from 22.6% for the respective periods. Marketing, general, and administrative expenses for the first nine months of 1998 increased 17.1% to $29.5 million compared to $25.2 million for the first nine months of 1997, but decreased slightly as a percentage of sales to 22.1% from 22.9% for the respective periods. The increases in marketing, general, and administrative expenses during the third quarter and the first nine months of 1998 are primarily due to increased labor costs related to increased headcount, wages, consulting and professional services, travel costs, and administrative costs related to operational growth. In addition, ESGC incurred additional marketing, general and administrative expenses of $1.8 million during the third quarter of 1998.

          Research and Development: Research and development expense for the third quarter of 1998 increased 51.2% to $8.8 million compared to $5.8 million for the third quarter of 1997, and increased as a percentage of sales to 18.6% from 15.1% for the respective periods. Research and development expense for the first nine months of 1998 increased 21.0% to $22.3 million compared to $18.4 million for the first nine months of 1997, but remained flat as a percentage of sales at 16.7%. The increases in research and development expense during the third quarter and the first nine months of 1998 are primarily due to increased headcount and activity related to the development of the Company's Symphony line of products and the additional research and development activities of ESGC, which totaled approximately $1.0 million during the third quarter of 1998.

Write-off of Acquired Research and Development

     The write-off of acquired research and development of $27.9 million for the nine months ended September 25, 1998 represents management's estimated value of incomplete research and development projects acquired through business and asset purchases made during the second quarter of 1998.

Income Taxes

     The Company's combined federal, state and foreign effective income tax rate was 35.0% of earnings before income taxes for the third quarter of 1998. The effective income tax rate was 32.8% of earnings before income taxes, excluding acquisition expenses related to the write-off of in-process research and development of $27.9 million for the first nine months of 1998. The tax rate for these same periods in 1997 was 25.0% and 26.6%, respectively. These rates are calculated based on an estimated annual effective tax rate applied to income before income taxes.

LIQUIDITY & CAPITAL RESOURCES

Working capital at September 25, 1998 was $139.4 million compared to $129.0 million at December 31, 1997. This includes cash, cash equivalents and marketable securities of $55.3 million and $57.1 million at September 25, 1998 and December 31, 1997, respectively. The Company's operations used $8.1 million during the first nine months of 1998, compared to $8.6 million of cash provided by operations during the first nine months of 1997. Cash was primarily provided from net proceeds for the issuance of 901,408 shares of the Company's Class B-1 Preferred Stock during the third quarter of 1998 (see discussion below), net proceeds of sales of marketable and investment securities, net borrowings under line of credit agreements, and proceeds from employee stock purchase and option plans. Cash was principally used to acquire new businesses, to repurchase and retire shares of the Company's common stock, to purchase marketable securities, and to purchase capital equipment.

At September 25, 1998, the Company had unsecured credit facilities with foreign banks with total availability of approximately $11 million, for which there were approximately $3.6 million of borrowings outstanding, and a $5 million unsecured line for letters of credit with a U.S. bank.

On July 22, 1998, the Company obtained approximately $24.0 million, less transaction costs of approximately $850,000, of financing through the sale of 901,408 shares of the Company's Class B-1 Preferred Stock, no par value, and issued warrants to purchase 378,462 additional shares of the Company's Class B-1 Preferred Stock at an exercise price of $33.28125 per share. The Investor has certain contractual rights, including registration rights, a right of first refusal, and a right to require the Company to repurchase the 901,408 shares of Class B-1 Preferred Stock, 378,462 shares underlying the warrant, and shares of Common Stock of the Company issuable upon conversion of the Class B-1 Preferred Stock (the "Investor Shares") for any transaction qualifying as a Corporate Event, as defined below. If the Investor fails to exercise its right of first refusal as to a Corporate Event, the Investor shall, upon the Company's entering into an agreement to consummate a Corporate Event, have the right to sell to the Company any or all of the Intel Shares. A Corporate Event shall mean any of the following, whether accomplished through one or a series of related transactions:
(a) certain transactions that result in a greater than 33% change in the total outstanding number of voting securities of the Company immediately after such issuance; (b) an acquisition of the Company or any of its significant subsidiaries by consolidation, merger, share purchase or exchange or other reorganization or transaction in which the holders of the Company's or such significant subsidiary's outstanding voting securities immediately prior to such transaction own, immediately after such transaction, securities representing less than 50% of the voting power of the Company, any such significant subsidiary or the person issuing such securities or surviving such transaction, as the case may be; (c) the acquisition of all or substantially all the assets of the Company of any significant subsidiary; (d) the grant by the Company or any of its significant subsidiaries of an exclusive license for any material portion of the Company's or such significant subsidiary's intellectual property to a person other than the Investor or any of its subsidiaries; or (e) any transaction or series of related transactions that result in the failure of the majority of the members of the Company's Board of Directors immediately prior to the closing of such transaction or series of related transactions failing to constitute a majority of the Board of Directors (or its successor) immediately following such transaction or series of related transactions. See "Part II, Item
2. Changes in Securities and Use of Proceeds."

On February 18, 1998, the Company's Board of Directors authorized the repurchase of up to 600,000 shares of the Company's common stock, including the 327,000 shares still available from the repurchase authorization approved by the board on November 11, 1996. On September 8, 1998, the Company's Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's common stock. Subsequent to February 18, 1998, the Company has repurchased 604,000 shares of its common stock; thus, 996,000 shares currently remain available for repurchase. Stock may be acquired in the open market or through negotiated transactions. Under the stock repurchase program, repurchases may be made from time to time, depending on market conditions, share price, and other factors. These repurchases are to be used primarily to meet current and near-term requirements for the Company's stock-based benefit plans.

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

YEAR 2000 ISSUE

The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that store the year portion of the date as just two digits (e.g. 98 for 1998). Systems using this two-digit approach will not be able to determine whether "00" represents the year 2000 or 1900. The problem, if not corrected, will make those systems fail altogether or, even worse, allow them to generate incorrect calculations causing a disruption of normal operations.

The Company has created a company-wide Year 2000 team to identify and resolve Year 2000 issues associated either with the Company's internal systems or the products and services sold by the Company. As part of this effort, the Company is communicating with its main suppliers of technology products and services regarding the Year 2000 status of such products or services. The Company has identified and is testing its main internal systems and expects to complete testing in early 1999. Throughout 1998 and 1999 the Company expects to complete implementation of any needed Year 2000-related modifications to its information systems. The Company is also currently assessing its internal non-information technology systems, and expects to complete testing and any needed modifications to these systems in early 1999.

The Company's total cost relating to these activities has not been and is not expected to be material to the Company's financial position, results of operations, or cash flows. The Company believes that necessary modifications will be made on a timely basis. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of such modifications, or that the Company's suppliers will adequately prepare for the Year 2000 issue. It is possible that any such delays, increased costs, or supplier failures could have a material adverse impact on the Company's operations and financial results, by, for example, impacting the Company's ability to deliver products or services to its customers. The Company expects in mid-1999 to finalize its assessment of and contingency planning for potential operational or performance problems related to Year 2000 issues with its information systems.

The Company's Year 2000 effort has included testing products currently or recently on the Company's price list for Year 2000 issues. Generally, for products that were identified as needing updates to address Year 2000 issues, the Company has prepared or is preparing updates, or has removed or is removing the product from its price list. Some of the Company's customers are using product versions that the Company will not support for Year 2000 issues; the Company is encouraging these customers to migrate to current product versions that are Year 2000 ready.

For third party products which the Company distributes with its products, the Company has sought information from the product manufacturers regarding the products' Year 2000 readiness status. Customers who use the third-party products are directed to the product manufacturer for detailed Year 2000 status information. On its Year 2000 web site at www.es.com/investor/y2k_corp.html, the Company provides information regarding which of its products are Year 2000 ready and other general information related to the Company's Year 2000 efforts. The Company's total costs relating to these activities has not been and is not expected to be material to the Company's financial position or results of operations.

The Company believes its current products, with any applicable updates, are well-prepared for Year 2000 date issues, and the Company plans to support these products for date issues that may arise related to the Year 2000. However, there can be no guarantee that one or more current Company products do not contain Year 2000 date issues that may result in material costs to the Company.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On July 21, 1998, the Company filed a Certificate of Designation, Preferences and Other Rights of the Class B-1 Preferred Stock of the Company designating 1,500,000 shares of Preferred Stock as Class B-1 Preferred Stock, no par value. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of the Class B-1 Preferred Stock are entitled to receive the same cash or other property which the holders of the Class B-1 Preferred Stock would have received if on such date such Class B-1 Preferred Stock holders were the holders of record of the number of shares of common stock into which the shares of Class B-1 Preferred Stock are then convertible. At any time after July 22, 1998, the Class B-1 Preferred Stock entitles the holders to convert any or all of the shares of Class B-1 Preferred Stock into shares of common stock at the current effective conversion ratio of one-for-one, which is subject to adjustment as set forth in the Company's Certificate of Designation, Preferences and Other Rights of the Class B-1 Preferred Stock. The holders of Class B-1 Preferred Stock have no voting rights. If any dividend or other distribution payable in cash or other property is declared on the common stock, the holders of the Class B-1 Preferred Stock on the record date for such dividend or distribution shall be entitled to receive on the date of payment or distribution of such dividend or other distribution the same cash or other property which such holders would have received if on such record date such holders were the holders of record of the number of shares of common stock into which the shares of Class B-1 Preferred Stock are then convertible.

(b)       None.

(c) On July 22, the Company issued 901,408 shares of Class B-1 Preferred Stock, no par value, and warrants to purchase 378,462 shares of the Company's Class B-1 Preferred Stock at an exercise price of $33.28125 per share to an "accredited investor" as defined by Rule 501 of Regulation D promulgated by the Securities and Exchange Commission under the Act for an aggregate consideration of approximately $24.0 million, less transaction costs of approximately $850,000. This transaction was exempt from the registration provision of the Act pursuant to section 4(2) of the Act for transactions not involving a public offering, based on the fact that the securities were offered and sold to one investor who had access to financial and other relevant data concerning the Company, its financial condition, business, and assets. At any time after July 22, 1998, the Class B-1 Preferred Stock entitles the holders to convert any or all of the shares of Class B-1 Preferred Stock into shares of common stock at the current effective conversion ratio of one-for-one, which is subject to adjustment as set forth in the Company's Certificate of Designation, Preferences and Other Rights of the Class B-1 Preferred Stock. See "Liquidity and Capital Resources." The Investor has certain contractual rights, including registration rights, a right of first refusal, and a right to require the Company to repurchase the 901,408 shares of Class B-1 Preferred Stock, 378,462 shares underlying the warrant, and shares of Common Stock of the Company issuable upon conversion of the Class B-1 Preferred Stock (the "Investor Shares") for any transaction qualifying as a

Corporate Event, as defined below. If the Investor fails to exercise its right of first refusal as to a Corporate Event, the Investor shall, upon the Company's entering into an agreement to consummate a Corporate Event, have the right to sell to the Company any or all of the Intel Shares. A Corporate Event shall mean any of the following, whether accomplished through one or a series of related transactions: (a) certain transactions that result in a greater than 33% change in the total outstanding number of voting securities of the Company immediately after such issuance; (b) an acquisition of the Company or any of its significant subsidiaries by consolidation, merger, share purchase or exchange or other reorganization or transaction in which the holders of the Company's or such significant subsidiary's outstanding voting securities immediately prior to such transaction own, immediately after such transaction, securities representing less than 50% of the voting power of the Company, any such significant subsidiary or the person issuing such securities or surviving such transaction, as the case may be; (c) the acquisition of all or substantially all the assets of the Company of any significant subsidiary; (d) the grant by the Company or any of its significant subsidiaries of an exclusive license for any material portion of the Company's or such significant subsidiary's intellectual property to a person other than the Investor or any of its subsidiaries; or (e) any transaction or series of related transactions that result in the failure of the majority of the members of the Company's Board of Directors immediately prior to the closing of such transaction or series of related transactions failing to constitute a majority of the Board of Directors (or its successor) immediately following such transaction or series of related transactions.

(d)      Not required.


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K


         (a)   Exhibits

         Regulation S-K
         Exhibit No.     Description

          3.1            Certificate  of  Designation,  Preferences  and
                         Other Rights of the Class B-1 Preferred Stock of the Company.

          4.1 Certificate of Designation, Preferences and Other Rights of the Class B-1 Preferred Stock of the Company, filed herewith as Exhibit 3.1.

          4.2 Series B Preferred Stock and Warrant purchase Agreement dated as of July 20, 1998, between the Company and Intel Corporation.

          4.3 Warrant to Purchase Series B Preferred Stock dated as of July 22, 1998, between the Company and Intel Corporation.

         11.1 Earnings Per Share Calculation (filed as part of electronic filing only)

         27.1 Financial Data Schedule (filed as part of electronic filing only)


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



                                   EVANS & SUTHERLAND COMPUTER CORPORATION
                                                 Registrant





Date       November 9, 1998                     /S/  John T. Lemley
           ----------------                     -----------------------
                                                John T. Lemley, Vice President
                                                and Chief Financial Officer
                                                (Principal Financial Officer)