Form 10-Q/A
period 1998-06-26
EVANS & SUTHERLAND COMPUTER CORP
filed 1999-02-12
CIK 276283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q/A

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

                                   Form 10-Q/A

                     Evans & Sutherland Computer Corporation

                           QUARTER ENDED June 26, 1998



This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on August 10, 1998, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements. See Note 2 - Restatement of Quarterly Financial Statements in Notes to Condensed Consolidated Financial Statements for a discussion of the basis for such restatement.



                                                                                               Page No.
                         PART I - FINANCIAL INFORMATION

ITEM 1.         Financial Statements

                Condensed Consolidated Statements of Operations - Three Months
                    and Six Months Ended June 26, 1998 (as restated) and
                    June 27, 1997                                                                   3

                Condensed  Consolidated  Balance  Sheets  - June  26,  1998  (as
                    restated) and December 31, 1997                                                 4

                Condensed Consolidated Statements of Cash Flows - Six
                    Months Ended June 26, 1998 and June 27, 1997                                    5

                Notes to Condensed Consolidated Financial Statements                                6


ITEM 2.         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                               11




                           PART II - OTHER INFORMATION


ITEM 4.         Submission of Matters to a Vote of Security Holders                                16

ITEM 6.         Exhibits and Reports on Form 8-K                                                   17


Signature Page                                                                                     17


                        PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                           Three Months Ended                      Six Months Ended
                                                   ----------------------------------    -----------------------------------

                                                      June 26,           June 27,           June 26,           June 27,
                                                        1998               1997               1998               1997
                                                   ---------------    ---------------    ----------------   ----------------
                                                    (Restated - See                       (Restated - See
                                                      Note 2)                                Note 2)
Net sales                                                $ 43,638           $ 37,907            $ 86,059           $ 71,549

Cost of sales                                              24,359             20,483              49,655             38,997
                                                   ---------------    ---------------    ----------------   ----------------

      Gross profit                                         19,279             17,424              36,404             32,552
                                                   ---------------    ---------------    ----------------   ----------------

Expenses:

  Marketing, general and administrative                     9,326              8,632              17,967             16,476
  Research and development                                  6,808              6,746              13,485             12,592
  Acquired in-process technology                           20,780                  -              20,780                  -
                                                   ---------------    ---------------    ----------------   ----------------

      Operating expenses                                   36,914             15,378              52,232             29,068
                                                   ---------------    ---------------    ----------------   ----------------

      Operating earnings (loss)                           (17,635)             2,046             (15,828)             3,484

Other income, net                                             572                661               1,118              1,238
                                                   ---------------    ---------------    ----------------   ----------------

      Earnings (loss) before income taxes                 (17,063)             2,707             (14,710)             4,722

Income tax expense                                          1,208                732               1,972              1,336
                                                   ---------------    ---------------    ----------------   ----------------

      Net earnings (loss)                               $ (18,271)           $ 1,975           $ (16,682)           $ 3,386
                                                   ===============    ===============    ================   ================

Earnings (loss) per share:
      Basic                                               $ (2.04)            $ 0.22             $ (1.85)            $ 0.37
      Diluted                                             $ (2.04)            $ 0.21             $ (1.85)            $ 0.36


Weighted average common and common
    equivalentcsharestoutstanding:
      Basic                                                 8,939              9,017               9,009              9,042
      Diluted                                               8,939              9,394               9,009              9,414


                     EVANS & SUTHERLAND COMPUTER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                    June 26,           December 31,
                                                                                      1998                 1997
                                                                                 ---------------      ----------------
                                                                                  (Restated - See
                                                                                    Note 2)
   Assets                                                                         (Unaudited)
   ------
   Current assets:
     Cash and cash equivalents                                                         $ 17,649               $ 8,176
     Marketable securities                                                               16,535                48,928
     Accounts receivable, less allowance for doubtful
      receivables of $1,940 in 1998 and $851 in 1997                                     43,228                36,066
     Inventories                                                                         30,580                26,885
     Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                           63,747                51,799
     Deferred income taxes                                                                7,555                 4,224
     Prepaid expenses and deposits                                                        4,529                 3,620
                                                                                 ---------------      ----------------

         Total current assets                                                           183,823               179,698

   Property, plant, and equipment, at cost                                              129,880               123,168
     Less accumulated depreciation and amortization                                      83,110                78,800
                                                                                 ---------------      ----------------

         Net property, plant, and equipment                                              46,770                44,368

   Investment securities                                                                  3,228                 5,000
   Goodwill, net                                                                         16,118                   101
   Deferred income taxes                                                                  3,164                 3,802
   Other assets                                                                           1,479                 1,421
                                                                                 ---------------      ----------------

         Total assets                                                                 $ 254,582             $ 234,390
                                                                                 ===============      ================


   Liabilities and Stockholders' Equity
   -------------------------------

   Current liabilities:
     Notes payable to banks                                                             $ 5,000                 $ 950
     Current portion of long-term debt                                                      401                     -
     Accounts payable                                                                    17,440                14,353
     Accrued expenses                                                                    25,879                18,061
     Customer deposits                                                                    5,223                 6,574
     Income taxes payable                                                                   771                 4,462
     Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                            8,404                 6,341
                                                                                 ---------------      ----------------

         Total current liabilities                                                       63,118                50,741

   Long-term debt, less current portion                                                  18,443                18,015

   Stockholders' equity:
     Common stock,  $.20 par value; authorized 30,000,000 shares;
      issued and outstanding 10,058,367 shares at June 26,
      1998 and  9,066,743 shares at December 31, 1997                                     2,012                 1,813
     Additional paid-in capital                                                          31,840                 8,025
     Retained earnings                                                                  138,893               155,576
     Net unrealized loss on marketable securities                                          (103)                  (68)
     Cumulative translation adjustment                                                      379                   288
                                                                                 ---------------      ----------------

         Total stockholders' equity                                                     173,021               165,634
                                                                                 ---------------      ----------------

         Total liabilities and stockholders' equity                                   $ 254,582             $ 234,390
                                                                                 ===============      ================


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

       In calculating earnings (loss) per common share, the earnings (loss) were the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the three months and six months ended June 26, 1998 and June 27, 1997, is summarized as follows (in thousands):


                                                            Three Months Ended                   Six Months Ended
                                                         June 26,         June 27,           June 26,        June 27,
                                                           1998             1997               1998            1997
                                                       -------------    -------------       ------------    ------------
                                                                 (Unaudited)                        (Unaudited)

             Basic weighted-average number of
                common shares outstanding during
                the period                                  8,939            9,017              9,009            9,042
                                                       ----------       ----------          ---------       ----------
             Weighted-average number of common
                stock options outstanding during
                the period                                                     377                                 372
                                                       ----------       ----------          ---------       ----------
             Diluted weighted-average number of
                common shares outstanding during
                the period                                  8,939            9,394              9,009            9,414
                                                       ==========       ==========          =========       ==========

                     EVANS & SUTHERLAND COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)



       2.  RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

       Subsequent to the issuance of the Company's June 26, 1998 condensed consolidated financial statements, the SEC issued guidelines on its views regarding the valuation methodology used in determining acquired in-process technology expensed on the date of acquisition. As a result of these guidelines, the Company has modified its methods used to value the acquired in-process technology and other intangible assets in connection with the acquisitions of AccelGraphics, Inc. and Silicon Reality, Inc. Initial calculations of the value of the acquired in-process technology were based on the cost required to complete each project, the after-tax cash flows attributable to each project, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of each project. Revised calculations of the value of the acquired in-process technology are based on adjusted after-tax cash flows that give explicit consideration to the SEC's views on acquired in-process technology as set forth in its September 15, 1998 letter to the American Institute of Certified Public Accountants. As a result of the revised valuations, the amount of purchase price allocated to in-process technology decreased from $27,925 to $20,780 and the amount ascribed to other intangible assets, goodwill and deferred income taxes increased from $7,921 to $16,032. The Company also reclassified $84 of goodwill from other noncurrent assets.

       The following table outlines the revisions to the previously reported condensed consolidated financial statements:

                                                       Three Months Ended                      Six Months Ended
                                                         June 26, 1998                          June 26, 1998
                                                As Restated        As Previously       As Restated        As Previously
                                                                     Reported                               Reported
                                               ---------------    ----------------    --------------     ----------------
                                                          (Unaudited)                            (Unaudited)
         Acquired in-process technology        $      20,780       $      27,925      $         20,780   $        27,925

         Operating earnings (loss)                   (17,635)            (24,780)              (15,828)          (22,973)

         Earnings (loss) before income taxes         (17,063)            (24,208)              (14,710)          (21,855)

         Income tax expense                            1,208               1,208                 1,972             1,972

         Net earnings (loss)                         (18,271)            (25,416)              (16,682)          (23,827)

         Basic and diluted earnings (loss)
           per share                                   (2.04)              (2.84)                (1.85)            (2.64)




                                                     At June 26, 1998
                                           As Restated             As Previously
                                                                    Reported
                                        ---------------         ----------------
                                                          (Unaudited)

         Deferred tax asset, current     $         7,555         $         6,564

         Goodwill, net                            16,118                   7,921

         Deferred tax asset, noncurrent            3,164                   5,123

         Retained earnings                       138,893                 131,749

         Total stockholders' equity              173,021                 165,877

                     EVANS & SUTHERLAND COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)



       3.  INVENTORIES

           Inventories consist of the following:

                                              June 26,             December 31,
                                                1998                   1997
                                             (Unaudited)
       Raw materials and supplies          $        22,343        $       13,674
       Work-in-process                               4,323                10,040
       Finished goods                                3,914                 3,171
                                           ---------------        --------------

                                           $        30,580        $       26,885
                                           ===============        ==============


       4.   COMPREHENSIVE EARNINGS (LOSS)

       The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive earnings (loss) and its components in financial statements. The components of the Company's comprehensive earnings (loss) are as follows:


                                                           Three Months Ended                    Six Months Ended
                                                      June 26,            June 27,          June 26,          June 27,
                                                        1998                1997              1998              1997
                                                    --------------      --------------    --------------    -------------
                                                               (Unaudited)                         (Unaudited)
         Net earnings (loss)                        $    (25,416)       $       1,975     $   (23,827)      $     3,386
         Unrealized gain (loss) on marketable
            securities, net of income taxes and
            reclassification adjustments                    (213)                 100             (35)             (191)
         Foreign currency translation
            adjustments, net of income taxes                  37                   45              91               212
                                                    --------------      --------------    --------------    -------------
         Comprehensive earnings (loss)              $    (25,592)       $       2,120     $   (23,771)      $      3,407
                                                    ==============      ==============    ==============    =============


       5.  BUSINESS ACQUISITIONS

       On June 26, 1998, the Company acquired all of the outstanding stock of AccelGraphics, Inc. (AGI) for approximately $23,731 in cash and 1,109,303 shares of the Company's common stock valued at $25,695. In addition, the Company converted all outstanding AGI options into options to purchase approximately 351,000 shares of common stock of the Company with a fair value of $3,400 and incurred transaction costs of approximately $1,100. AGI is based in Milpitas, California, and is a provider of high-performance, cost-effective, three-dimensional graphics subsystem products for the professional Windows NT and Windows 95 markets. The acquisition was accounted for by the purchase method and, accordingly, the results of operations of AGI will be included in the Company's consolidated financial statements from June 26, 1998 forward.

       Also on June 26, 1998, the Company acquired the assets and assumed certain liabilities of Silicon Reality, Inc. (SRI) for a purchase price of approximately $1,207, including transaction costs of approximately $250. SRI is based in Federal Way, Washington, and designs and produces three-dimensional graphics hardware and software products for the personal computer marketplace. This acquisition was accounted for by the purchase method and, accordingly, the results of operations of SRI will be included in the Company's consolidated financial statements from June 26, 1998 forward.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)



       The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired (including acquired in-process technology) is summarized as follows:

         Total Purchase Price:

         Total cash consideration                              $        24,688
         Total stock consideration                                      25,695
         Value of options assumed                                        3,400
         Transaction costs                                               1,350
                                                               ---------------
                                                               $        55,133
                                                               ===============


                                                                  Amortization
                                                                     Period
                                                                    (Months)
                                                                ---------------
         Purchase Price Allocation:

         Net tangible assets                 $         17,329
         Intangible assets:
           Workforce-in-place                           1,019           60
            Customer list                                 250           60
            AccelGraphics name                            699           36
            Current products                            5,640         6 - 24
            Core technology                             1,754           84
            Goodwill                                    7,662           84
         In-process technology                         20,780        Expensed
                                             ----------------
                                             $         55,133
                                             ================


       The following unaudited pro forma financial information presents the combined results of operations of the Company, AGI, and SRI as if the acquisitions had occurred as of the beginning of 1998 and 1997, after giving effect to certain adjustments, including, but not limited to, amortization of goodwill, decreased interest income and entries to conform to the Company's accounting policies. The $20,780 charge for acquired in-process technology has been excluded from the pro forma results as it is a material non-recurring charge.

                                                      Six Months Ended
                                             June 26, 1998        June 27, 1997
                                           ----------------     ----------------
                                                       (Unaudited)

                  Net sales                  $   102,796           $     94,639

                  Net earnings (loss)        $    (7,130)          $      1,407

                  Earnings (loss) per share:
                         Basic               $     (0.70)          $       0.14
                         Diluted             $     (0.70)          $       0.13



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



       6.   SUBSEQUENT EVENT

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this form. All data in the tables are in thousands except for percentages. Except for the historical information contained herein, this report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those indicated by such forward-looking statements.

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

         On June 26, 1998, the Company acquired AccelGraphics, Inc. (AGI), a provider of high-performance, cost-effective, three-dimensional ("3D") graphics subsystem products for the professional Windows NT and Windows 95 markets, and Silicon Reality Inc. (SRI), a designer and producer of 3D graphics hardware and software products for the personal computer marketplace, to expand the Company's Desktop Graphics development, integration and distribution within the desktop graphics marketplace. AGI pioneered the development of professional 3D graphics subsystems for use with Microsoft's Windows NT operating system ("NT"). A 3D graphics subsystem integrates graphics acceleration chips (including E&S's REALimage graphics accelerator chips), specialized hardware, firmware, software and memory. AGI's 3D graphics subsystems, when included in an Intel Pentium, Pentium Pro, Pentium Pro II or Digital Alpha based computer, create a class of computer system called a "Personal Workstation." Personal Workstations, which often sell for less than $10,000, provide capabilities and performance comparable to more expensive 3D graphics RISC/UNIX workstations.

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


RESULTS OF OPERATIONS

The following table summarizes changes in results of operations for the periods indicated and presents the percentage of increase (decrease) by listed items compared to the indicated prior period:


                                              Increase (decrease)              Increase (decrease)
                                        between Second Quarter 1998        Between First Six Months of
                                          and Second Quarter 1997                     1998
                                                                           And First Six Months of 1997
                                        --------------------------------  ------------------------------
                                                  (Unaudited)                      (Unaudited)

Net sales
                                            $     5,731          15.1%      $    14,510          20.3%

Cost of sales                                     3,876          18.9%           10,658          27.3%
                                            ------------                    ------------

       Gross profit                               1,855          10.6%            3,852          11.8%

 Expenses:
  Marketing, general and administrative             694           8.0%            1,491           9.0%
  Research and development                           62           0.9%              893           7.1%
  Acquired in-process technology                 20,780              -           20,780              -
                                            ------------                    ------------

       Operating expenses                        21,536         140.0%           23,164          79.7%
                                            ------------                    ------------

          Operating earnings (loss)            (19,681)       (961.9%)         (19,312)       (554.3%)

Other income, net                                  (89)        (13.5%)            (120)         (9.7%)
                                            ------------                    ------------

       Earnings (loss) before income taxes     (19,770)       (730.3%)         (19,432)       (411.5%)

Income tax expense                                  476          65.0%              636          47.6%
                                            ------------                    ------------

       Net earnings (loss)                   $ (20,246)     (1,025.1%)       $ (20,068)       (592.7%)
                                            ============                    ============



Sales

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

Expenses

Total expenses for the second quarter of 1998 increased 140.0% to $36.9 million compared to $15.4 million for the second quarter of 1997, but decreased as a percentage of sales, excluding the write-off of acquired in-process technology, to 37.0% from 40.6% for the respective periods. Total expenses for the first six months of 1998 increased 79.7% to $52.2 million compared to $29.1 million for the first six months of 1997, but decreased as a percentage of sales, excluding the write-off of acquired research and development, to 36.5% from 40.6% for the respective periods.

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

Acquired In-Process Technology

The write-off of acquired in-process technology represents a non-recurring charge of $20.8 million, associated with the acquisitions of AGI and SRI completed in June 1998, for technology which had not reached technological feasibility and had no alternative future use.

Other Income, Net

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

Income Taxes

The Company's combined federal, state and foreign effective income tax rate was 32.5% of earnings before income taxes excluding acquisition expenses related to the write-off of in-process technology of $20.8 million for the second quarter and the first six months of 1998. The tax rate for these same periods in 1997 was 27.0% and 28.3%, respectively. These rates are calculated based on an estimated annual effective tax rate applied to income before income taxes.

LIQUIDITY & CAPITAL RESOURCES

Working capital at June 26, 1998 was $120.7 million compared to $129.0 million at December 31, 1997. This includes cash, cash equivalents and marketable securities of $34.2 million and $57.1 million at June 26, 1998 and December 31, 1997, respectively. The Company's operations used $14.2 million during the first six months of 1998, compared to $12.7 million of cash provided by operations during the first six months of 1997. Cash was primarily provided from net proceeds of sales of marketable and investment securities, net borrowings under line of credit agreements, and proceeds from employee stock purchase and option plans. Cash was principally used to acquire new businesses, to repurchase and retire shares of the Company's common stock, and to purchase capital equipment.

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



                                       EVANS & SUTHERLAND COMPUTER CORPORATION
                                                    Registrant





Date       February 12, 1999                 /S/ John T. Lemley
           ------------------                --------------------
                                             John T. Lemley, Vice President
                                             and Chief Financial Officer
                                             (Principal Financial Officer)