Form 10-Q/A
period 1998-09-25
EVANS & SUTHERLAND COMPUTER CORP
filed 1999-02-12
CIK 276283

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                     Outstanding Shares at October 30, 1998

Common Stock, $0.20 par value                            9,910,236

                                   Form 10-Q/A

                     Evans & Sutherland Computer Corporation

                        Quarter Ended September 25, 1998



This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on November 9, 1998, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements. See Note 2 - Restatement of Quarterly Financial Statements in Notes to Condensed Consolidated Financial Statements for a discussion of the basis for such restatement.




                                                                                          Page No.

                         PART I - FINANCIAL INFORMATION

ITEM 1.         Financial Statements

                Condensed Consolidated Statements of Operations -
                    Three Months and Nine Months Ended September 25,
                    1998 (as restated) and September 26, 1997                                  3

                Condensed Consolidated Balance Sheets -
                    September 25, 1998 (as restated) and December 31, 1997                     4

                Condensed Consolidated Statements of Cash Flows -
                    Nine Months Ended September 25, 1998 and
                    September 26, 1997                                                         5

                Notes to Condensed Consolidated Financial Statements                           6


ITEM 2.         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                          11




                           PART II - OTHER INFORMATION


ITEM 2.         Changes in Securities and Use of Proceeds                                    17

ITEM 6.         Exhibits and Reports on Form 8-K                                             18


Signature Page                                                                               19


                         PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                            Three Months Ended                     Nine Months Ended
                                                   ----------------------------------    -----------------------------------

                                                   September 25,      September 26,       September 25,      September 26,
                                                        1998               1997               1998               1997
                                                   ---------------    ---------------    ----------------   ----------------
                                                    (Restated - See                       (Restated - See
                                                      Note 2)                                Note 2)

Net sales                                                $ 47,262           $ 38,451           $ 133,321          $ 110,000

Cost of sales                                              26,625             19,167              76,280             58,164
                                                   ---------------    ---------------    ----------------   ----------------

      Gross profit                                         20,637             19,284              57,041             51,836
                                                   ---------------    ---------------    ----------------   ----------------

Operating expenses:

  Marketing, general and administrative                    13,495              8,679              31,462             25,155
  Research and development                                  8,804              5,822              22,289             18,414
  Acquired in-process technology                                -                  -              20,780                  -
                                                   ---------------    ---------------    ----------------   ----------------

      Total operating expenses                             22,299             14,501              74,531             43,569
                                                   ---------------    ---------------    ----------------   ----------------

      Operating earnings (loss)                            (1,662)             4,783             (17,490)             8,267

Other income, net                                             443                319               1,561              1,557
                                                   ---------------    ---------------    ----------------   ----------------

      Earnings (loss) before income taxes                  (1,219)             5,102             (15,929)             9,824

Income tax expense (benefit)                                 (425)             1,277               1,547              2,613
                                                   ---------------    ---------------    ----------------   ----------------

      Net earnings (loss)                                  $ (794)           $ 3,825           $ (17,476)           $ 7,211
                                                   ===============    ===============    ================   ================

Earnings (loss) per share:
      Basic                                               $ (0.08)            $ 0.42             $ (1.87)            $ 0.80
      Diluted                                             $ (0.08)            $ 0.40             $ (1.87)            $ 0.76


Weighted average common and common
    equivalentcsharestoutstanding:
      Basic                                                10,011              9,056               9,343              9,047
      Diluted                                              10,011              9,597               9,343              9,477


                     EVANS & SUTHERLAND COMPUTER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                              September 25,        December 31,
                                                                                  1998                 1997
                                                                              --------------      ----------------
                                                                               (Restated - See
                                                                                 Note 2)
  Assets                                                                       (Unaudited)
  ------
  Current assets:
     Cash and cash equivalents                                                     $ 28,192               $ 8,176
     Marketable securities                                                           27,101                48,928
     Accounts receivable, less allowance for doubtful
      receivables of $1,545 in 1998 and $851 in 1997                                 44,273                36,066
     Inventories                                                                     36,364                26,885
     Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                       52,029                51,799
     Deferred income taxes                                                            7,766                 4,224
     Prepaid expenses and deposits                                                    4,349                 3,620
                                                                              --------------      ----------------

        Total current assets                                                        200,074               179,698
                                                                              --------------      ----------------

  Property, plant, and equipment, at cost                                           131,562               123,168
     Less accumulated depreciation and amortization                                  84,447                78,800
                                                                              --------------      ----------------

        Net property, plant, and equipment                                           47,115                44,368
                                                                              --------------      ----------------

  Investment securities                                                               3,214                 5,000
  Goodwill, net                                                                      13,754                     -
  Deferred income taxes                                                               4,436                 3,802
  Other assets                                                                        1,434                 1,522
                                                                              --------------      ----------------

                                                                                     22,838                10,324
                                                                              --------------      ----------------

        Total assets                                                              $ 270,027             $ 234,390
                                                                              ==============      ================


  Liabilities and Stockholders' Equity
  -------------------------------

  Current liabilities:
     Notes payable to banks                                                         $ 3,574                 $ 950
     Current portion of long-term debt                                                  304                     -
     Accounts payable                                                                14,109                14,353
     Accrued expenses                                                                28,631                18,061
     Customer deposits                                                                4,250                 6,574
     Income taxes payable                                                               846                 4,462
     Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                        8,235                 6,341
                                                                              --------------      ----------------

        Total current liabilities                                                    59,949                50,741
                                                                              --------------      ----------------

  Long-term debt, less current portion                                               18,433                18,015
                                                                              --------------      ----------------

  Redeemable preferred stock, class B-1, no par value; authorized
     1,500,000 shares; issued and outstanding 901,498 shares at
     September 25, 1998 and no shares at December 31, 1997 (note 5)                  23,149                     -
                                                                              --------------      ----------------

  Stockholders' equity:
     Common stock,  $.20 par value; authorized 30,000,000 shares;
      issued and outstanding 9,889,302 shares at September 25,
      1998 and 9,066,743 shares at December 31, 1997                                  1,978                 1,813
     Additional paid-in capital                                                      28,036                 8,025
     Retained earnings                                                              138,100               155,576
     Net unrealized loss on marketable securities                                       (65)                  (68)
     Cumulative translation adjustment                                                  447                   288
                                                                              --------------      ----------------

        Total stockholders' equity                                                  168,496               165,634
                                                                              --------------      ----------------

        Total liabilities and stockholders' equity                                $ 270,027             $ 234,390
                                                                              ==============      ================

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In thousands)

                                                                                                  Nine Months Ended
                                                                                         ---------------------------------

                                                                                          September 25,      September 26,
                                                                                             1998                1997
                                                                                         --------------      -------------
Net cash provided by (used in) operating activities                                           $ (8,062)           $ 8,592
                                                                                         --------------      -------------

Cash flows from investing activities:

    Capital expenditures                                                                        (8,757)            (8,184)

    Purchases of marketable securities                                                         (15,298)           (59,479)

    Proceeds from sale of marketable securities                                                 39,604             55,558

    Acquisition of businesses, less cash acquired                                               (7,603)                 -

    Proceeds from sale of investment securities                                                  3,341                  -

    Purchases of investment securities                                                            (310)            (3,650)
                                                                                         --------------      -------------

        Net cash provided by (used in) investing activities                                     10,977            (15,755)
                                                                                         --------------      -------------

Cash flows from financing activities:

    Net proceeds from issuance of common stock                                                   1,809              2,443

    Net borrowings (payments) under line of credit and other agreements                          2,386             (3,816)

    Net proceeds from issuance of preferred stock                                               23,149                  -

    Purchases of treasury stock                                                                (10,231)            (2,974)
                                                                                         --------------      -------------

        Net cash provided by (used in) financing activities                                     17,113             (4,347)
                                                                                         --------------      -------------

Effect of foreign exchange rate changes on cash                                                    (12)               346
                                                                                         --------------      -------------

Net increase (decrease) in cash and cash equivalents                                            20,016            (11,164)

Cash and cash equivalents at beginning of year                                                   8,176             16,521
                                                                                         --------------      -------------

Cash and cash equivalents at end of period                                                    $ 28,192            $ 5,357
                                                                                         ==============      =============


Supplemental disclosures of cash flow information

    Cash paid during the period for:

        Interest                                                                               $ 1,177            $ 1,325

        Income taxes                                                                           $ 7,018            $ 1,909

    Non cash items during the period for:
        Depreciation and amortization (1998 restated)                                         $ 10,230            $ 7,148




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

       In calculating earnings (loss) per common share, the earnings (loss) were the same for both the basic and diluted calculation. Weighted-average shares of 2,087,358 and 7,308 for the three months ended September 25, 1998 and September 26, 1997, respectively, and 1,946,867 and 6,164 for the nine months ended September 25, 1998 and September 26, 1997, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period. A reconciliation between the basic and diluted weighted-average number of common shares for the three months and nine months ended September 25, 1998 and September 26, 1997, is summarized as follows (in thousands):

                                                              Three Months Ended                  Nine Months Ended
                                                        September 25,     September 26,     September 25,    September 26,
                                                            1998              1997             1998              1997
                                                     ----------------------------------     ------------------------------
                                                                (Unaudited)                          (Unaudited)

         Basic weighted-average number
             of common shares outstanding
             during the period                            10,011              9,056            9,343               9,047
         Weighted-average number of dilutive
             common stock options outstanding
             during the period                                 -                541                -                 430
          Weighted-average number of
           redeemable preferred shares
           outstanding during the period                       -                  -                -                   -
                                                         --------         ----------       ----------           --------
           Diluted weighted-average number
             of common shares outstanding
             during the period                            10,011              9,597            9,343               9,477
                                                        =========         ==========       ==========           ========


                     EVANS & SUTHERLAND COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


       2.  RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

       Subsequent to the issuance of the Company's June 26, 1998 condensed consolidated financial statements, the SEC issued guidelines on its views regarding the valuation methodology used in determining acquired in-process technology expensed on the date of acquisition. As a result of these guidelines, the Company has modified its methods used to value the acquired in-process technology and other intangible assets in connection with the acquisitions of AccelGraphics, Inc. and Silicon Reality, Inc. Initial calculations of the value of the acquired in-process technology were based on the cost required to complete each project, the after-tax cash flows attributable to each project, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of each project. Revised calculations of the value of the acquired in-process technology are based on adjusted after-tax cash flows that give explicit consideration to the SEC's views on acquired in-process technology as set forth in its September 15, 1998 letter to the American Institute of Certified Public Accountants. As a result of the revised valuations, the amount of purchase price allocated to in-process technology decreased from $27,925 to $20,780 and the amount ascribed to other intangible assets, goodwill and deferred income taxes increased from $7,921 to $16,032. The Company also reclassified $80 of goodwill from other noncurrent assets.

       The following table outlines the revisions to the previously reported condensed consolidated financial statements:

                                                       Three Months Ended                     Nine Months Ended
                                                       September 25, 1998                     September 25, 1998
                                                As Restated        As Previously       As Restated        As Previously
                                                                     Reported                               Reported
                                               ---------------    ----------------    --------------     ----------------
                                                          (Unaudited)                            (Unaudited)
         Marketing, general & administrative   $      13,495       $     11,495       $       31,462     $        29,462

         Acquired in-process technology                    -                  -               20,780              27,925

         Operating earnings (loss)                    (1,662)               338              (17,490)            (22,635)

         Earnings (loss) before income taxes          (1,219)               781              (15,929)            (21,074)

         Income tax expense (benefit)                   (425)               275                1,547               2,247

         Net earnings (loss)                            (794)               506              (17,476)            (23,321)

         Basic and diluted earnings (loss)
           per share                                    (.08)               .05                (1.87)              (2.50)




                                                     At September 25, 1998
                                               As Restated       As Previously
                                                                     Reported
                                             ---------------    ----------------
                                                        (Unaudited)

         Deferred tax asset, current         $      7,766         $       6,885

         Goodwill, net                             13,754                 7,561

         Deferred tax asset, noncurrent             4,436                 5,458

         Retained earnings                        138,100               132,255

         Total stockholders' equity               168,496               162,651

                     EVANS & SUTHERLAND COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


       3.  INVENTORIES

           Inventories consist of the following:
                                      September 25,                December 31,
                                          1998                        1997
                                    ---------------             --------------
                                       (Unaudited)
       Raw materials               $        23,315             $       13,674
       Work-in-process                       9,418                     10,040
       Finished goods                        3,631                      3,171
                                    ---------------             --------------

                                   $        36,364             $       26,885
                                   ===============             ==============


       4.   COMPREHENSIVE EARNINGS (LOSS)

       The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive earnings (loss) and its components in financial statements. The components of the Company's comprehensive earnings (loss) are as follows:

                                                         Three Months Ended               Nine Months Ended
                                                  September 25,   September 26,      September 25,  September 26,
                                                    1998                1997           1998                 1997
                                                 ------------------------------     -----------------------------
                                                          (Unaudited)                        (Unaudited)

           Net earnings (loss)                    $     (794)        $   3,825       $ (17,476)         $    7,211
           Unrealized gain (loss) on marketable
             securities, net of income taxes and
             reclassification adjustments                 38               41                3               (150)
           Foreign currency translation
                   adjustments, net of income taxes       68              (41)             159                171
                                                  ----------        ---------       ----------         ----------
           Comprehensive earnings (loss)         $     (688)        $   3,825       $  (17,314)        $    7,232
                                                  ==========        ==========      ==========         ==========


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

                                                     Nine Months Ended
                                        September 25, 1998    September 26, 1997
                                        ------------------    ------------------
                                                       (Unaudited)

                  Net sales                $     150,058           $    137,255

                  Net earnings (loss)      $      (7,079)          $      2,278

                  Earnings (loss) per share:
                           Basic          $       (0.70)           $       0.22
                           Diluted        $       (0.70)           $       0.21


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


RESULTS OF OPERATIONS

The following table summarizes changes in results of operations for the periods indicated and presents the percentage of increase (decrease) by listed items compared to the indicated prior period ($ in thousands):


                                              Increase (decrease)              Increase (decrease)
                                          Between third quarter 1998       Between first nine months of
                                           and third quarter 1997                     1998
                                                                           And first nine months of 1997
                                        --------------------------------  ------------------------------
                                                  (Unaudited)                      (Unaudited)
Net sales                                    $    8,811          22.9%       $   23,321          21.2%

Cost of sales                                     7,458          38.9%           18,116          31.1%
                                            ------------                    ------------

       Gross profit                               1,353           7.0%            5,205          10.0%

 Expenses:
  Marketing, general and administrative           4,816          55.5%            6,307          25.1%
  Research and development                        2,982          51.2%            3,875          21.0%
  Acquired in-process technology                      -              -           20,780              -
                                            ------------                    ------------

       Operating expenses                         7,798          53.8%           30,962          71.1%
                                            ------------                    ------------

          Operating earnings (loss)             (6,445)       (134.7%)         (25,757)       (311.6%)

Other income, net                                   124          38.9%                4           0.3%
                                            ------------                    ------------

       Earnings (loss) before income taxes       (6,321)       (123.9%)         (25,753)       (262.1%)

Income tax expense                               (1,702)       (133.3%)          (1,066)        (40.8%)
                                            ------------                    ------------

       Net earnings (loss)                   $   (4,619)       (120.8%)       $ (24,687)       (342.4%)
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

Operating Expenses

Total operating expenses for the third quarter of 1998 increased 53.8% to $22.3 million compared to $14.5 million for the third quarter of 1997, and also increased as a percentage of sales, to 47.2% from 37.7% for the respective periods. Total operating expenses for the first nine months of 1998 increased 71.1% to $74.5 million compared to $43.6 million for the first nine months of 1997, and increased as a percentage of sales, excluding the write-off of acquired in-process technology, to 40.3% from 39.6% for the respective periods. The primary reasons for the increase in operating expenses are growth in overall operations and sales combined with additional operating expenses incurred by ESGC of $5.2 million, including amortization of goodwill of $2.4 million, during the third quarter of 1998.

Marketing, General, and Administrative: Marketing, general, and administrative expense for the third quarter of 1998 increased 55.5% to $13.5 million compared to $8.7 million for the third quarter of 1997, and increased as a percentage of sales to 28.6% from 22.6% for the respective periods. Marketing, general, and administrative expenses for the first nine months of 1998 increased 25.1% to $31.5 million compared to $25.2 million for the first nine months of 1997, and increased as a percentage of sales to 23.6% from 22.9% for the respective periods. The increases in marketing, general, and administrative expenses during the third quarter and the first nine months of 1998 are primarily due to increased labor costs related to increased headcount, wages, consulting and professional services, travel costs, and administrative costs related to operational growth. In addition, ESGC incurred additional marketing, general and administrative expenses of $4.2 million, including amortization of goodwill of $2.4 million, during the third quarter of 1998.

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

Income Taxes

The Company's combined federal, state and foreign effective income tax rate was 35.0% of earnings before income taxes for the third quarter of 1998. The effective income tax rate was 32.2% of earnings before income taxes, excluding acquisition expenses related to the write-off of in-process technology of $20.8 million for the first nine months of 1998. The tax rate for these same periods in 1997 was 25.0% and 26.6%, respectively. These rates are calculated based on an estimated annual effective tax rate applied to income before income taxes.

LIQUIDITY & CAPITAL RESOURCES

Working capital at September 25, 1998 was $140.1 million compared to $129.0 million at December 31, 1997. This includes cash, cash equivalents and marketable securities of $55.3 million and $57.1 million at September 25, 1998 and December 31, 1997, respectively. The Company's operations used $8.1 million during the first nine months of 1998, compared to $8.6 million of cash provided by operations during the first nine months of 1997. Cash was primarily provided from net proceeds for the issuance of 901,408 shares of the Company's Class B-1 Preferred Stock during the third quarter of 1998 (see discussion below), net proceeds of sales of marketable and investment securities, net borrowings under line of credit agreements, and proceeds from employee stock purchase and option plans. Cash was principally used to acquire new businesses, to repurchase and retire shares of the Company's common stock, to purchase marketable securities, and to purchase capital equipment.

At September 25, 1998, the Company had unsecured credit facilities with foreign banks with total availability of approximately $11 million, for which there were approximately $3.6 million of borrowings outstanding, and a $5 million unsecured line for letters of credit with a U.S. bank.

On July 22, 1998, the Company obtained approximately $24.0 million, less transaction costs of approximately $850,000, of financing through the sale of 901,408 shares of the Company's Class B-1 Preferred Stock, no par value, and issued warrants to purchase 378,462 additional shares of the Company's Class B-1 Preferred Stock at an exercise price of $33.28125 per share. The Investor has certain contractual rights, including registration rights, a right of first refusal, and a right to require the Company to repurchase the 901,408 shares of Class B-1 Preferred Stock, 378,462 shares underlying the warrant, and shares of Common Stock of the Company issuable upon conversion of the Class B-1 Preferred Stock (the "Investor Shares") for any transaction qualifying as a Corporate Event, as defined below. If the Investor fails to exercise its right of first refusal as to a Corporate Event, the Investor shall, upon the Company's entering into an agreement to consummate a Corporate Event, have the right to sell to the Company any or all of the Intel Shares. A Corporate Event shall mean any of the following, whether accomplished through one or a series of related transactions:
(a) certain transactions that result in a greater than 33% change in the total outstanding number of voting securities of the Company immediately after such issuance; (b) an acquisition of the Company or any of its significant subsidiaries by consolidation, merger, share purchase or exchange or other reorganization or transaction in which the holders of the Company's or such significant subsidiary's outstanding voting securities immediately prior to such transaction own, immediately after such transaction, securities representing less than 50% of the voting power of the Company, any such significant subsidiary or the person issuing such securities or surviving such transaction, as the case may be; (c) the acquisition of all or substantially all the assets of the Company of any significant subsidiary; (d) the grant by the Company or any of its significant subsidiaries of an exclusive license for any material portion of the Company's or such significant subsidiary's intellectual property to a person other than the Investor or any of its subsidiaries; or (e) any transaction or series of related transactions that result in the failure of the majority of the members of the Company's Board of Directors immediately prior to the closing of such transaction or series of related transactions failing to constitute a majority of the Board of Directors (or its successor) immediately following such transactions or series of related transactions. See "Part II,
Item 2. Changes in Securities and Use of Proceeds."

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

(d)      Not required.




Item 6.       EXHIBITS AND REPORTS ON FORM 8-K


         (a)   Exhibits

         Regulation S-K
         Exhibit No.                Description

          3.1 Certificate of Designation, Preferences and Other Rights of the Class B-1 Preferred Stock of the Company. Filed previously.

          4.1 Certificate of Designation, Preferences and Other Rights of the Class B-1 Preferred Stock of the Company, filed previously.

          4.2 Series B Preferred Stock and Warrant purchase Agreement dated as of July 20, 1998, between the Company and Intel Corporation. Filed previously.

          4.3 Warrant to Purchase Series B Preferred Stock dated as of July 22, 1998, between the Company and Intel Corporation. Filed previously.

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



                                     EVANS & SUTHERLAND COMPUTER CORPORATION
                                                  Registrant





Date       February 12, 1999                   /S/ John T. Lemley
           -----------------                  ----------------------
                                              John T. Lemley, Vice President
                                              and Chief Financial Officer
                                             (Principal Financial Officer)