Form 10-K405
period 1998-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 1999-03-31
CIK 276283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ____________ to ____________

                          Commission File Number 0-8771
                                  ------------

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

                                 Title of Class

                  --------------------------------------------

                          Common Stock, $.20 par value
                       6% Convertible Debentures Due 2012
                         Preferred Stock Purchase Rights

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of March 5, 1999 was approximately $105,050,000

         The Registrant had issued and outstanding 9,586,463 shares of its common stock on March 5, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the Registrant's 1999 Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 1999.

                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

PART I
         Item 1.    Business.................................................................................. 5
         Item 2.    Properties................................................................................12
         Item 3.    Legal Proceedings.........................................................................12
         Item 4.    Submission of Matters to a Vote of Security Holders.......................................12

PART II
         Item 5.    Market Price of and Dividends on the Registrant's Common Equity and
                     Related Stockholder Matters..............................................................14
         Item 6.    Selected Consolidated Financial Data......................................................15
         Item 7.    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations....................................................................17
         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk................................28
         Item 8.    Financial Statements and Supplementary Data...............................................30
                      Report of Management....................................................................31
                      Report of Independent Accountants.......................................................31
                      Consolidated Balance Sheets.............................................................32
                      Consolidated Statements of Operations...................................................33
                      Consolidated Statements of Comprehensive Income.........................................34
                      Consolidated Statements of Stockholders' Equity.........................................35
                      Consolidated Statements of Cash Flows...................................................36
                      Notes to Consolidated Financial Statements..............................................37
         Item 9.    Disagreements on Accounting and Financial Disclosure......................................56

PART III
         Item 10.   Directors and Executive Officers of the Company...........................................56
         Item 11.   Executive Compensation....................................................................56
         Item 12.   Security Ownership of Certain Beneficial Owners and Management............................56
         Item 13.   Certain Relationships and Related Transactions............................................56

PART IV
         Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................57

         Signatures ..........................................................................................61


                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                    FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Evans & Sutherland Computer Corporation ("Evans & Sutherland," "E&S(R)," or the "Company"), incorporated in the State of Utah on May 10, 1968, is an established high-technology company with outstanding computer graphics technology and a worldwide presence in high-performance 3D visual simulation. In addition, E&S is now applying this core technology into higher-growth personal computer ("PC") products for both simulation and workstations. The Company's core computer graphics technology is shared among the Company's:

         (1) Simulation business to produce high performance image generators for simulation including PC-based visual system products;

         (2)  Workstation   Products  business  to  provide  original  equipment
              manufacturers ("OEM") of personal workstations with high quality graphics performance; and

         (3) Applications business to apply the Company's core technologies to the expanding market of PC-based applications and products.

RECENT DEVELOPMENTS

         On June 26, 1998, the Company, through its wholly-owned subsidiary, Evans & Sutherland Graphics Corporation ("ESGC"), acquired all of the outstanding stock of AccelGraphics, Inc. ("AGI") to expand the Company's workstation graphics development, integration and distribution within the workstation graphics marketplace. ESGC is based in Milpitas, California, and is a provider of high-performance, cost-effective, three-dimensional graphics subsystem products for the Windows NT(R)-based PC workstation market. To further expand the Company's presence within the workstation graphics marketplace, on June 26, 1998, the Company acquired the assets and assumed certain liabilities of Silicon Reality, Inc. ("SRI"), a designer and developer of 3D graphics hardware and software products for the PC workstation marketplace.

         On July 22, 1998, Intel Corporation purchased 901,408 shares of the Company's preferred stock plus a warrant to purchase an additional 378,462 shares of the preferred stock at an exercise price of $33.28125 per share for approximately $24 million. These preferred shares have certain liquidation and conversion rights in addition to other rights and preferences. The Company also entered into an agreement to accelerate development of high-end graphics and video subsystems for Intel-based workstations.

         In the third quarter of 1998, E&S began shipping its Harmony(TM) image generator system. Harmony is the highest performance member of the Company's Symphony(TM) family of simulation products. It is selected by customers demanding superior image quality, deterministic real-time control and superior price/performance. In the fourth quarter of 1998, E&S introduced and demonstrated its PC-based simulation solution called Ensemble(TM) which is at the lower end of the Symphony line. Ensemble is the first true PC-based image generation simulation system with the scalability, flexibility and affordability to create new markets and applications for real-time simulation and visualization. Harmony and Ensemble complete the Company's transition to the new Symphony product suite offering complete compatibility across the product range.

         On February 18, 1998, the Company's Board of Directors authorized the repurchase of up to 600,000 shares of the Company's common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996. On September 8, 1998, the Company's Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's common stock. Subsequent to February 18, 1998, the Company has repurchased 784,000 shares of its common stock; thus, 816,000 shares currently remain available for repurchase as of March 31, 1999. Stock may be acquired in the open market or through negotiated transactions. Under the program, repurchases may be made from time to time, depending on market conditions, share price, and other factors. These repurchases are to be used primarily to meet current and near-term requirements for the Company's stock-based benefit plans.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

          This annual report, including all documents incorporated herein by reference, includes certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act, including, among others, those statements preceded by, followed by or including the words "believes," "expects," "anticipates" or similar expressions.

         These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described in the "Factors That May Affect Future Results" discussion under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this annual report, important factors to consider in evaluating such forward-looking statements include risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization and technology. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this annual report will, in fact, occur.

REPORTABLE SEGMENTS

         The Company's business units have been aggregated into three reportable segments: the Simulation Group, the Workstation Products Group, and the
Applications Group. The three groups benefit from shared core graphics technology and each group's new products are based on open Intel and Microsoft hardware and software standards. Each reportable segment markets its products to a worldwide customer base. Financial information by reportable segment for each of the three years ended December 31, 1998 is included in note 19 of the Notes to Consolidated Financial Statements included in Part II of this annual report.

Simulation Group

         E&S is an industry leader in providing visual systems to both government and commercial simulation customers. The Simulation Group provides more than 50 percent of the worldwide market for government and military applications and commercial airline training simulators. The group anticipates continued growth in these marketplaces as simulation training increases in value as an alternative to other training methods, and as simulation training technology and cost-effectiveness improve.

Products & Markets

         The Simulation Group provides a broad line of visual systems for flight and ground training and related services to the United States and international armed forces, NASA, and aerospace companies. E&S remains an industry leader for visual systems sales to various United States government agencies and more than 20 foreign governments for the primary purpose of training military vehicle operators. The Simulation Group is also a leading independent supplier of visual systems for flight simulators for commercial airlines. This group provides over 50 percent of the visual systems installed in full-flight training simulators for civil airlines, training centers, simulator manufacturers, and aircraft manufacturers.

         The group's visual systems create dynamic, high quality, out-the-window scenes that simulate the view vehicle operators see when performing tasks under actual operating conditions. The visual systems are an integral part of full mission simulators, which incorporate a number of other components, including cockpits or vehicle cabs and large hydraulic motion systems.

         Generally, the Simulation Group's visual systems products consist of the following four major components. These components are available as sub-systems, but are typically sold together as a complete visual system solution delivered to an operator or prime contractor.

         (1) Image generators ("IG"s) create computer-generated images and send these images to display devices, such as projectors or computer monitors. The group's primary IG offerings include ESIG(TM) and the Symphony family of products from Harmony on the high end to PC-based Ensemble IGs at the low end. E&S is unique in offering a complete, high-to-low family of IGs that can use the same software and databases. While Harmony is the industry's flagship for highest performance, Ensemble is the first true PC-based image generation simulation system with the scalability, flexibility and affordability to create new markets and applications for real-time simulation and visualization.

         (2) Display systems consist of projectors, display screens, computer monitors, and specialized optics. These display systems are offered in a broad range of configurations, from onboard instrument displays to domes offering a 360-degree field of view, depending on the applications.

         (3) Databases of synthetic environments are offered as options or as custom creations. The group provides database development as well as database development tools such as INTegrator(R). Databases developed using INTegrator are a key element of the Symphony product family. These can be run on a full range of image generators, from the PC-based Ensemble IG to the high-end Harmony systems.

         (4) System integration, installation and support services are also differentiating elements of all systems and components sold.

         The Simulation Group's products are marketed worldwide by the Company or its agents. Products and services are sold directly to end users by E&S as a prime contractor, through simulator prime contractors with E&S acting as a subcontractor, and through system OEMs. E&S continues to develop and form both domestic and international marketing alliances, which are proving to be an effective method of reaching specific markets. In addition, the Company has OEM agreements for its visual system products with companies such as STN Atlas Elektronik GmbH in Germany and Mitsubishi Precision Co., Ltd. in Japan.

Competitive Conditions

         Primary competitive factors for the Simulation Group's products are performance, price, service, and product availability. Because competitors are constantly striving to improve their products, the group must ensure that it continues to offer products with the best performance at a competitive price. Prime contractors, including CAE Electronics, Ltd. ("CAE"), Thomson Training and Simulation, Ltd. ("Thomson"), and Lockheed Martin offer competing visual systems in the simulation market. The Company believes it is able to compete effectively in this environment and will continue to be able to do so in the foreseeable future. In 1998, the group was awarded several highly competitive orders against CAE and Flight Safety International, Inc., the principal competitors in the commercial simulation market. In both the government and commercial simulation markets, the group competes for the graphics computers market with Silicon Graphics, Inc.

Backlog

         The Simulation Group's backlog was $146.7 million on December 31, 1998, compared with $151.0 million on December 31, 1997. It is anticipated that most of the 1998 backlog will be converted to revenue in 1999.

Business Subject to Government Contract Renegotiation

         A significant portion of the Simulation Group's business is dependent on contracts and subcontracts associated with government business. In the normal course of this business, the government may renegotiate profits or terminate contracts or subcontracts. Management does not believe, however, that such renegotiations or terminations would have a material adverse effect on the Company's consolidated financial condition, liquidity, or results of operations.

Workstation Products Group

         The Workstation Products Group develops and sells graphics chips and graphics subsystems for the personal workstation marketplace. This group sells to most personal workstation OEMs and is gaining market share in the professional graphics market. The group anticipates continued growth in the Windows NT workstation marketplace with the market's transition from proprietary UNIX architecture systems to Microsoft and Intel-based open architecture systems.

         To expand the Company's workstation graphics development, integration and distribution within the workstation graphics marketplace, the Company, on June 26, 1998, through its wholly-owned subsidiary, Evans & Sutherland Graphics Corporation, acquired all of the outstanding stock of AccelGraphics, Inc. ESGC is a provider of high-performance, cost-effective, three-dimensional graphics subsystem products for the Windows NT(R)-based personal workstation market. To further expand the Company's presence within the workstation graphics marketplace, on June 26, 1998, the Company acquired the assets and assumed certain liabilities of Silicon Reality, Inc., a designer and developer of 3D graphics hardware and software products for the PC workstation marketplace.

Products & Markets

         The Workstation Products Group provides a family of REALimage(TM) chip-based, 3D graphics subsystems and their associated software to personal workstation OEMs. A majority of the group's revenues are currently derived from the AccelGALAXY(TM) product. The group's principal product lines are summarized below:

       Product Line             Introduction Date                               Description
E&S Lightning 1200(TM)             March 1999          Based  on  the  REALimage  1200  chipset,   positioned  as  a
                                                       professional   card   for   price-sensitive   users  of  CAD,
                                                       modeling, DCC, and visualization simulation applications,  is
                                                       Pentium  III ready and  incorporates  E&S's  newest  software architecture, DYNAMICgeometry(TM).

AccelGALAXY                         July 1998          Based  on  the  REALimage  2100  chipset,   positioned  as  a
                                                       mid-range  card for a variety  of  professional  applications and was  upgraded  with new driver  software in March 1999 to be Pentium III ready,  incorporating  E&S's  newest  software architecture, DYNAMICgeometry.

AccelECLIPSE II(TM)               November 1997        Based  on the  REALimage  1000  chipset  and  positioned  for mid-level  applications with advanced texture and overlay and anti-aliasing support.

     These families of workstation products support a wide range of professional OpenGL(R) graphics applications, including mechanical computer automated design, engineering analysis, digital content creation, visualization, simulation, animation, entertainment and architectural, engineering and construction. To optimize its position in these markets, E&S maintains close working relationships with more than 40 independent software vendors that provide products into these markets. Consequently, E&S is certified and/or tested on most of the popular PC workstation applications.

         Another partnership important to the group's ability to deliver competitive products to personal workstation OEMs is E&S's alliance with Intel Corporation ("Intel"). This alliance was strengthened in July 1998, with Intel's purchase of 901,408 shares of the Company's preferred stock. At the same time, Intel and the Company also entered into an agreement to accelerate development of high end graphics and video subsystems for Intel-based workstations. This coordinated development effort with Intel gives E&S a distinct advantage in keeping pace with new chip releases by Intel thereby providing personal workstation OEMs with timely and optimal graphics solutions.

         The Workstation Products Group also benefits from the advanced technology developed in the Company's Simulation Group, and then in turn flows technology back to the simulation business, particularly for PC-based visual systems.

         This group's products are sold to key OEM customers primarily through direct sales. The Workstation Group also utilizes sales representatives to support sales to distributors around the world and has a non-exclusive partnership with Mitsubishi Electronics to manufacture and sell certain specific REALimage-based chipsets.

Competitive Conditions

         The group's future success will depend in large part on achieving design wins and having current and future products chosen as the graphics subsystem by the personal workstation OEMs. The group's major OEM customers typically introduce new system configurations as often as twice a year, usually based on spring and fall design cycles. Accordingly, the group's existing products must have competitive performance levels or the group must introduce timely new products with such performance characteristics in order to be included in new system configurations.

         The Workstation Products Group's principal competitors include Intergraph, Inc., a system OEM that uses its own chip design, 3Dlabs Inc., Ltd., that sells graphics subsystems based on their own chipsets to system OEMs and companies such as Diamond Multimedia Systems, Inc. and ELSA Inc. that utilize other companies' graphics chips. The group also competes indirectly with Silicon Graphics, Inc. because Silicon Graphics, Inc. employs a vertical system sales strategy that competes directly with Dell Computer Corporation, Hewlett-Packard Company, Compaq Computer Corporation and other E&S customers. Competition may also emerge from companies such as ATI Technologies Inc., Intel and nVidia Corporation, who currently provide lower performance graphics products for the consumer PC market.

Backlog

         The Workstation Products Group's backlog was $3.0 million on December 31, 1998, compared with $0.2 million on December 31, 1997. The group expects that most of the 1998 backlog will be converted to revenue in 1999. The Workstation Products Group's business operates off very short lead times as is typical in the PC industry. Sales of the group's products are primarily made pursuant to standard purchase orders that are cancelable without significant penalties.

Applications Group

         The Applications Group is composed of new and synergistic businesses that use E&S core technology in growth markets. The group's products are applications that leverage the technology of the Company's Simulation or Workstation Products Groups and apply them to other growth markets.

Products & Markets

         The Applications Group's digital theater products include hardware, software, and content for both the entertainment and educational marketplaces. Digital theater focuses on immersive all-dome theater applications combining colorful digitally-produced imagery, full-spectrum audio, and audience-participation hardware. The group provides turnkey solutions incorporating visual systems and sub-systems from the Simulation and Workstation Products Groups. E&S integrates these systems with projection equipment, audio components, and audience-participation systems from other suppliers. Products include Digistar(R), a calligraphic projection system designed to compete with analog star projectors in planetariums, and StarRider(R), a full-color, interactive, domed theater experience. The group is a leading supplier of digital display systems in the planetarium marketplace. In December of 1998 the group debuted "Journey to Infinity" the first interactive StarRider(R) system and show at the Adler Planetarium and Astronomy Museum in Chicago.

         The digital video products provide Windows NT, open system, standard platform based virtual studio systems for digital content production in the television broadcast, film, video, corporate training and multimedia industries. The E&S solution offers significant improvement in cost, ease of use and flexibility compared with the traditional, proprietary UNIX-based systems common in this developing market. The group's products are all-inclusive system solutions that incorporate visual system components and subsystems from the Simulation and Workstation Products Groups. E&S MindSet(TM), Virtual Studio System(TM) and the FuseBox(TM) control software with real-time frame accurate camera tracking and enable live talent to perform in real time on a virtual set generated using E&S 3D computer technology. The video output of the set meets today's digital broadcast video standards. Systems are installed world-wide in production, postproduction, broadcast and educational applications. The Applications Group's products are sold directly to end users by E&S as a prime contractor or selectively through dealers.

Competitive Conditions

         The  Company's   digital  theater  products  compete  with  traditional
optical-mechanical products and digital display systems offered by Minolta Planetarium Co. Ltd., GoTo Optical Mfg. Co., Carl Zeiss Inc., Spitz, Inc., Trimension, Inc. and Sky-Skan, Inc. The competitors for the virtual set product are mostly small companies including Orad and RT-Set, both Israeli companies, Brainstorm, a Spanish corporation, and Peak Systems GmbH, a German company. Discreet Logic of Montreal, Canada has installed a small number of high-end systems.

Backlog

         The Applications Group's backlog was $6.0 million on December 31, 1998, compared with $3.7 million on December 31, 1997. It is anticipated that most of the 1998 backlog will be converted to revenue in 1999.

SIGNIFICANT CUSTOMERS

         Worldwide customers using E&S products include U.S. and international armed forces, NASA, aerospace companies, most major airlines, PC manufacturers, film and video studios, laboratories, museums, planetariums and science centers.

         In 1998, sales to the U.S. government and the United Kingdom Ministry of Defense ("UK MOD"), either directly or indirectly through sales to prime contractors or subcontractors, accounted for $70.8 million, or 37% of total net sales, and $32.1 million, or 17% of total net sales, respectively. In 1997 and 1996, sales to the U.S. government, either directly or indirectly through sales to prime contractors or subcontractors, accounted for $45.5 million, or 29% of total net sales, and $25.8 million, or 20% of total net sales, respectively.

         In 1998, sales to The Boeing Company ("Boeing") were approximately $28.1 million, or 15% of total net sales, of which approximately 98% related to U.S. government and UK MOD contracts, and sales to Lockheed Corporation ("Lockheed") were approximately $22.0 million, or 11% of total net sales, of which approximately 91% related to U.S. government contracts. In 1997, sales to Thomson Training & Simulation Ltd. ("Thomson") were $19.3 million, or 12% of total net sales. In 1996, sales to Thomson were $15.8 million, or 12% of total net sales, sales to Hughes Training Incorporated ("Hughes") were $14.9 million, or 11% of total net sales, and sales to Rikei Corporation were $14.3 million, or 11% of total net sales. A portion of the Company's sales to Hughes was for U.S. government contracts.

DEPENDENCE ON SUPPLIERS

         Most of the Company's parts and assemblies are readily available through multiple sources in the open market; however, a limited number are available only from a single source. In these cases, the Company stocks a substantial inventory, or obtains the agreement of the vendor to maintain adequate stock for future demands, and/or attempts to develop alternative components or sources where appropriate.

SEASONALITY

         E&S believes  there is no inherent  seasonal  pattern to its  business.
Sales  volume  fluctuates   quarter-to-quarter   due  to  relatively  large  and
nonrecurring individual sales and customer-established shipping dates.

INTELLECTUAL PROPERTY

         E&S owns a number of patents and trademarks and is a licensee under several others. In the U.S., the Company holds active patents that cover many aspects of the Company's graphics technology. Several patent applications are presently pending in the U.S., Japan and several European countries. E&S copyrights chip masks designed by the Company and has instituted copyright procedures for these masks in Japan. E&S does not rely on, and is not dependent on, patent and/or trademarks ownership to maintain its competitive position. In the event any or all patents are held to be invalid, management believes the Company would not suffer significant long-term damage. However, E&S actively pursues patents on its new technology.

RESEARCH & DEVELOPMENT

         E&S considers the timely development and introduction of new products to be essential to maintaining its competitive position and capitalizing on market opportunities. The Company's research and development expenses were $31.8 million, $25.5 million and $21.8 million in 1998, 1997 and 1996, respectively. As a percentage of sales, research and development expenses were 16.6%, 16.0% and 16.7% in 1998, 1997 and 1996, respectively. The Company continues to fund substantially all research and development efforts internally. It is anticipated that high levels of research and development will continue to ensure that the Company maintains technical excellence, leadership, and market competitiveness.

INTERNATIONAL SALES

         Sales of product known to be ultimately installed outside the United States are considered international sales by the Company and were $84.9 million, $94.6 million and $88.4 million in 1998, 1997 and 1996, respectively. International sales represented 44%, 59% and 68% of total sales in 1998, 1997 and 1996, respectively. For additional information, see note 20 of Notes to Consolidated Financial Statements included in Part II of this annual report.

EMPLOYEES

         As of March 5, 1999, Evans & Sutherland and its subsidiaries employed a total of 951 persons. The Company believes its relations with its employees are good. None of the Company's employees are subject to collective bargaining agreements.

ENVIRONMENTAL STANDARDS

         The Company believes its facilities and operations are within standards fully acceptable to the Environmental Protection Agency and that all facilities and procedures are in accordance with environmental rules and regulations, and international, federal, state, and local laws.

ITEM 2.  PROPERTIES

         Evans & Sutherland's principal executive, manufacturing, engineering, and operations facilities are located in the University of Utah Research Park, in Salt Lake City, Utah, where it owns six buildings totaling approximately 440,000 square feet. E&S occupies four buildings and leases the remaining two buildings to other businesses. The buildings are located on land leased from the University of Utah on 40-year land leases. Two buildings have options to renew the land leases for an additional 40 years, and four have options to renew the land leases for 10 years. The Company also owns 46 acres of land in North Salt Lake. E&S has no encumbrance on any of the real property. The Company and its subsidiaries hold leases on several sales, service, and production facilities located throughout the United States, Europe, and Asia. The largest of these is a 20,000 square foot facility in Milpitas, CA. E&S believes that these properties are suitable for its immediate needs and it does not currently plan to expand its facilities or relocate.


ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor any of its subsidiaries is a party to any material legal proceeding. However, the Company is involved in ordinary routine litigation incidental to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth certain information regarding the executive officers of the Company as of March 31, 1999:

         Name                       Age                                          Position
------------------------   -----------------------    ---------------------------------------------------------------

Stewart Carrell                      65               Chairman of the Board of Directors

James R. Oyler                       53               President and Chief Executive Officer

John T. Lemley                       55               Vice President and Chief Financial Officer

David B. Figgins                     50               Vice President - Simulation Group

William C. Gibbs                     41               Vice President of Corporate Development

Charles R. Maule                     48               Vice President - Workstation Group

Mark C. McBride                      37               Vice President, Corporate Controller and Corporate Secretary


------------------------

Mr. Carrell was elected Chairman of the Board of Directors of the Company in March 1991. He has been a member of the Board for 15 years. He also serves as the Chairman of Seattle Silicon Corporation, and he is a director of Tripos, Inc. From mid-1984 until October 1993, Mr. Carrell was Chairman and Chief Executive Officer of Diasonics, Inc., a medical imaging company. From November 1983 until early 1987, Mr. Carrell was also a General Partner in Hambrecht & Quist LLC, an investment banking and venture capital firm.

Mr. Oyler was appointed President and Chief Executive Officer of the Company and a member of the Board of Directors in December 1994. He is also a director of Ikos Systems, Inc. and Silicon Light Machines. Previously, Mr. Oyler served as President of AMG, Inc. from mid-1990 through December 1994 and as Senior Vice President of Harris Corporation from 1976 through mid-1990. He has four years of service with the Company.

Mr. Lemley joined the Company in November 1995 as Vice President and Chief Financial Officer. Prior to coming to the Company, he was Senior Vice President and Chief Financial Officer at Megahertz Holding Corporation. Previously, he was with Medtronic, Inc., where he was Vice President, Corporate Controller and Acting Chief Financial Officer. Prior to Medtronic, Mr. Lemley spent 17 years in a variety of financial management positions with Hewlett Packard Company. He has three years of service with the Company.

Mr. Figgins was appointed Vice President of the Simulation Group in January 1999. He joined the Company in April 1998 as Vice President of PC Simulation in the Government Simulation business unit. Previously, he was Vice President of Business Development and Marketing for Raytheon Training where he was employed from May 1986 to April 1998. He has less than one year of service with the Company.

Mr. Gibbs joined the Company in December 1998 as Vice President of Corporate Development. Previously, he was a partner at the law firm of Snell & Wilmer, LLP from December 1990 to December 1998. He has less than one year of service with the Company.

Mr. Maule was appointed Vice President of the Workstation Group in January 1999. He joined the Company in February 1996 as Vice President and General Manager of Desktop Graphics. Prior to joining the Company, he was Vice President of Marketing and Strategy for Concurrent Computer Corporation from October 1994 to February 1996. Previously, Mr. Maule served as Director of Business Development for Lockheed Missiles & Space Company from November 1992 to September 1994. He has three years of service with the Company.

Mr. McBride has been Vice President and Corporate Controller since September 1996 and was appointed Corporate Secretary in March 1998. Prior to joining the Company, he was Senior Vice President and Chief Financial Officer at HealthRider, Inc. from September 1993 to September 1996. From August 1985 to September 1993, he was employed by Price Waterhouse LLP in various capacities, ending with Senior Manager. Mr. McBride is a Certified Public Accountant. He has two years of service with the Company.

                                    FORM 10-K

                                     PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
              COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's common stock trades on the NASDAQ Stock Market under the symbol "ESCC." The following table sets forth the range of the high and low sales prices per share of the Company's common stock for the fiscal quarters indicated, as reported by NASDAQ. Quotations represent actual transactions in NASDAQ's quotation system but do not include retail markup, markdown, or commission.

                                         HIGH                     LOW
                                    --------------           --------------

         1998
         First Quarter              $   31 1/4                 $  26 1/2
         Second Quarter                 30                        22 1/2
         Third Quarter                  29                        13 3/4
         Fourth Quarter                 22 1/2                    12

         1997
         First Quarter              $   28 3/8                 $  22
         Second Quarter                 29 3/4                    22 1/8
         Third Quarter                  33 1/2                    26
         Fourth Quarter                 37                        28 1/4


APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         On March 5, 1999, there were 790 shareholders of record of the Company's common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders.

DIVIDENDS

         Evans & Sutherland has never paid a cash dividend on its common stock, retaining its earnings for the operation and expansion of its business. The Company intends for the foreseeable future to continue the policy of retaining its earnings to finance the development and growth of its business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share amounts)

                                                   1998(1)         1997           1996        1995(2)       1994(3)
                                                 -----------   ------------   -----------  ------------  ------------
FOR THE YEAR
Net sales                                         $ 191,766      $ 159,353     $ 130,564     $ 113,194     $ 113,090

Earnings (loss) before extraordinary gain
   and accretion of preferred stock                 (15,983)         5,080        10,352        20,484       (5,559)

Earnings (loss) per common share before
   extraordinary gain:

      Basic                                          (1.70)           0.56          1.16          2.37        (0.65)
      Diluted                                        (1.70)           0.53          1.12          2.33        (0.65)

Average weighted number of common shares outstanding:

      Basic                                           9,461          9,060         8,944         8,639         8,520
      Diluted                                         9,461          9,502         9,222         8,785         8,520

AT END OF YEAR

Total assets                                      $ 275,668      $ 234,390     $ 210,891     $ 211,002     $ 180,764
Long-term debt, less current portion                 18,062         18,015        18,015        18,015        20,375
Redeemable preferred stock                           23,544              -             -             -             -
Stockholders' equity                                165,083        165,634       160,472       148,491       127,118


--------------------

(1) During 1998, the Company incurred a $20.8 million charge to expense acquired in-process technology in connection with the acquisitions of AccelGraphics, Inc. and Silicon Reality, Inc. See note 2 of the Notes to Consolidated Financial Statements included in Part II of this annual report

(2) During 1995, the Company repurchased $2.4 million of 6% Convertible Subordinated Debentures ("6% Debentures") on the open market. These purchases resulted in an extraordinary gain, net of income taxes, of approximately $0.3 million in 1995.

(3) During 1994, the Company repurchased $16.7 million of 6% Debentures on the open market. These purchases resulted in an extraordinary gain, net of income taxes, of approximately $1.9 million in 1994. The Company incurred a restructuring charge of $8.2 million. The restructuring was undertaken to remove the Company's divisional structure, reengineer research and development, consolidate manufacturing, finance, administration and field service operations, and to modify product lines.

QUARTERLY FINANCIAL DATA  (Unaudited)

(In thousands, except per share amounts)

                                                                            Quarter Ended
                                                     --------------------------------------------------------
                                                       March 27     June 26(1)      Sept. 25       Dec. 31
                                                     -------------  ------------   ------------  ------------
1998
Net sales                                                $ 42,421      $ 43,638       $ 47,262      $  58,445

Gross profit                                               17,125        19,279         20,637         24,405

Earnings (loss) before income taxes                         2,353       (17,063)        (1,219)         2,072

Net earnings (loss) applicable to common stock              1,589       (18,271)          (794)         1,398

Earnings (loss) per common share(2):

   Basic                                                     0.18         (2.04)         (0.08)          0.14
   Diluted                                                   0.17         (2.04)         (0.08)          0.13


                                                                            Quarter Ended
                                                     --------------------------------------------------------
                                                       March 28       June 27       Sept. 26       Dec. 31
                                                     -------------  ------------   ------------  ------------
1997

Net sales                                                $ 33,642      $ 37,907       $ 38,450      $ 49,353

Gross profit                                               15,128        17,424         19,284        23,378

Earnings (loss) before income taxes                         2,015         2,707          5,102        (2,986)

Net earnings (loss) applicable to common stock              1,411         1,975          3,825        (2,131)

Earnings (loss) per common share(2):

   Basic                                                     0.16          0.22           0.42        (0.23)
   Diluted                                                   0.15          0.21           0.40        (0.23)




(1) The second quarter of 1998 includes a $20.8 million charge to expense acquired in-process technology in connection with the acquisitions of AccelGraphics, Inc. and Silicon Reality, Inc. See note 2 of the Notes to Consolidated Financial Statements included in Part II of this annual report.

(2) Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the totals for the year.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions should be read in conjunction with the Company's Consolidated Financial Statements contained herein under Item 8 of this report.

                                                                 Year                  Year                   Year
                                                                Ended                  Ended                 Ended
                                                               Dec. 31,              Dec. 31,               Dec. 27,
                                                                 1998                  1997                   1996
                                                              -----------            ----------            -----------
Net sales                                                       100.0%                 100.0%                100.0%
Cost of sales                                                    57.5                   52.8                  50.5
                                                              -----------            ----------            -----------
      Gross profit                                               42.5                   47.2                  49.5
Operating expenses
      Selling, general and administrative                        20.9                   22.2                  24.0
      Research and development                                   16.6                   16.0                  16.7
      Write-off of acquired in-process technology                10.8                      -                     -
      Amortization of goodwill and other intangible assets        2.5                      -                     -
                                                              -----------            ----------            -----------
            Total operating expenses                             50.8                   38.2                  40.7
                                                              -----------            ----------            -----------
Operating earnings (loss)                                        (8.3)                   9.0                   8.8
Other income (expense), net                                       1.1                   (4.7)                  3.5
                                                              -----------            ----------            -----------
Earnings (loss) before income taxes                              (7.2)                   4.3                  12.3
Income tax expense                                                1.1                    1.1                   4.4
                                                              -----------            ----------            -----------
Net earnings (loss)                                              (8.3)                   3.2                   7.9
Accretion of preferred stock                                      0.1                      -                     -
                                                              -----------            ----------            -----------
Net earnings (loss) applicable to common stock                   (8.4)%                  3.2%                  7.9%
                                                              ===========            ==========            ===========


RESULTS OF OPERATIONS

1998 vs. 1997

Sales

         In 1998, sales increased $32.4 million, or 20% ($191.8 million compared to $159.4 million in 1997). Sales for simulation products increased $21.0 million, or 14% ($167.0 million in 1998 compared to $146.0 million in 1997). The increase in sales of simulation products is primarily due to increased sales volumes due to strong demand by U.S. and European government customers and commercial airline customers. Sales of workstation products increased $11.6 million, or 199% ($17.5 million in 1998 compared to $5.8 million in 1997). The increase in sales of workstation products is primarily due to the acquisition of AccelGraphics, Inc. at the end of the second quarter of 1998. Sales of application products declined $0.2 million, or 3% ($7.3 million in 1998 compared to $7.5 million in 1997). The decrease in sales of application products is primarily due to decreased sales volumes of location-based entertainment products partially offset by increased sales volumes of virtual studio systems.

Gross Margin

         Gross margin decreased to 42.5% in 1998 from 47.2% in 1997. The decrease in gross margin is primarily due to the increased sales volumes related to contracts in which the Company functions as the prime contractor, increased competition and the change in the nature of the revenues derived from workstation products. Contracts in which the Company functions as the prime contractor include costs related to work performed by subcontractors which have significantly lower gross margins than work performed by the Company. During 1997 and the first half of 1998, revenues related to workstation products were derived primarily from royalties which had minimal associated cost of sales. Due to the acquisition of AccelGraphics, Inc., revenues in the second half of 1998 related to sales of graphics subsystems which had product costs consistent with a manufacturing operation.

Selling, General and Administrative

         Selling, general and administrative expenses increased $4.8 million, or 14% ($40.1 million in 1998 compared to $35.3 million in 1997) but decreased as a percent of sales (20.9% in 1998 compared to 22.2% in 1997). The increase in these expenses is primarily due to increased selling, marketing and administrative expenses related to the operations of ESGC (formerly AccelGraphics, Inc.) during the second half of 1998, increased labor costs due to increased headcount and increased selling and marketing costs related to tradeshows, travel and commissions. These increases were partially offset by a decrease in incentive bonus expense.

Research and Development

         Research and development expenses increased $6.3 million, or 25% ($31.8 million in 1998 compared to $25.5 million in 1997) and increased slightly as a percent of sales (16.6% in 1998 compared to 16.0% in 1997). The increase in these expenses is primarily due to increased research and development expenses related to the operations of ESCG during the second half of 1998 and increased labor, materials and design costs to support increased research and development activity in both the Simulation and Workstation Products Groups.

Acquired In-Process Technology

         In connection with the purchases of AGI and SRI, the Company made allocations of the purchase price to acquired in-process technology. These amounts were expensed as non-recurring charges in the quarter ended June 26, 1998 because the acquired in-process technology had not yet reached technological feasibility and had no future alternative uses.

         Calculations of the value of the acquired in-process technology are based on adjusted after-tax cash flows that give explicit consideration to the SEC's views on acquired in-process technology as set forth in its September 15, 1998 letter to the American Institute of Certified Public Accountants. The fair value for the in-process technology in each acquisition was based on analysis of the markets, projected cash flows and risks associated with achieving such projected cash flows. In developing these cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, individual product revenues, characteristics of the potential market for the products, the anticipated life of the technology under development and the stage of completion of each project. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technology, and included assumptions that certain expenses would decline over time as operating efficiencies were obtained or support requirements decreased. Appropriate adjustments were made to operating income to derive net cash flow, and the estimated net cash flows of the in-process technologies in each acquisition were then discounted to present value using rates of return that the Company believes reflect the specific risk/return characteristics of these research and development projects. As a result of the valuations, the amount of purchase price allocated to in-process technology was $20.8 million.

         Since the date of acquisitions, the Company has used the acquired in-process technology to develop new graphics subsystem products which have or will become an extension of the Company's chip products when completed. These products increase the vertical reach of the Company's product offerings into the mid-range and high-end graphics marketplace. Products using the acquired in-process technology have been introduced at various times following the acquisition date of AGI and SRI, and the Company currently expects to complete the development of the remaining projects at various dates during 1999. Upon completion, the Company will offer the related products to its customers.

         The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing and testing activities that are necessary to establish that the products can be produced to meet its design requirements, including functions, features and technical performance requirements. The Company currently expects that the acquired in-process technology projects will be successfully developed, but there can be no assurance that commercial viability of these projects will be achieved. Furthermore, the graphics industry continues to undergo tremendous changes in competition and rapid development of competing technologies. Changes in graphics technology or other developments may cause the Company to alter or abandon these development plans. The in-process technologies will be used in future products and the linear successors to those products and will not be used as the foundation for alternative or future technologies.

         Failure to complete the development of these projects in their entirety, or in a timely manner, could have a material adverse impact on the Company's operating results, financial condition and results of operations. No assurance can be given that actual revenues and operating profit attributable to acquired in-process technology will not deviate from the projections used to value such technology in connection with each of the respective acquisitions. On-going operations and financial results for the acquired technology and the Company as a whole are subject to a variety of factors which may not have been known or estimable at the date of such acquisition, and the estimates discussed below should not be considered the Company's current projections for operating results for the acquired businesses or the Company as a whole. A description of the acquired in-process technology and the estimates made by the Company for each of the technologies is discussed below.

         Mid-range Professional Graphics Subsystem (2100). This technology is a graphics subsystem with built in VGA core and integral DMA engines. This technology provides superior graphics performance over previous technologies, and includes features such as stereo and dual monitor support and various texture memory configurations. The technology is used in the AccelGALAXY product, which was completed and began shipping to customers in late third quarter of 1998. The assigned value to this technology is $5.8 million.

         CAD-focused Professional Graphics Subsystem (1200). This technology is a graphic subsystem with lower costs compared to the mid-range technology, resulting in a more cost-effective graphics solution for the end-user. It provides the cost sensitive user with adequate graphics performance, with few features, and a single texture configuration option. This technology and a product based on this technology are still in development with introduction planned in 1999. The assigned value for this technology is $6.0 million.

         Multiple-Controller Graphics Subsystems (2200). This technology is a high-end graphics subsystem involving the parallel use of two or four controllers. This technology is aimed at super users in the graphics area who need significant increases in performance and features to accomplish their tasks and are willing to pay the increased price necessary to support those requirements. This technology is in development with its introduction date under review. The assigned value for this technology is $2.5 million.

         On-board Geometry Engine Graphics Subsystem (AccelGMX(TM)). This technology is a mid-range graphics subsystem with a geometry engine on board. This technology is aimed at the performance intensive graphics end-user. It has fewer features than the mid-range professional technology, but faster geometry performance compared to the mid-range professional technology on Pentium II processors. This technology was completed in the third quarter of 1998 and the AccelGMX product that uses this technology began shipping to customers at that time. The assigned value of this technology was $5.1 million.

         At the time of the valuation, the cost to complete all the projects was $1.2 million. As of December 31, 1998, approximately $0.9 million had been incurred for these projects. Costs to complete the projects are expected to be approximately $0.4 million.

         As of December, the AccelGALAXY, using the Mid-range Professional Graphics technology, was completed a month later than scheduled, with a cost overrun due to extra work required to successfully achieve certification on all required professional applications and the AccelGMX, using the On-board Geometry Engine Graphics technology, was completed on time and on budget. The AccelGMX and AccelGALAXY products started shipping in late third quarter of 1998. The CAD-focused Professional Graphics Subsystem was on schedule with a small cost overrun due to board layout and cost issues. The Multiple-Controller Graphics Subsystems was recently reevaluated due to changes in the marketplace. The introduction of a product using this technology has been delayed further into 1999.

         The AccelGALAXY has performed below revenue estimates due to the delay in product introduction by the Company and a delayed design win at one major OEM. Since revenue for this product was only recognized in the fourth quarter of 1998, management is unable to predict the long-term effect of this one-month delay. Subsequent to the Company's acquisition of AGI, the developer of the chip used on the AccelGMX also acquired a board company, Dynamic Pictures, and entered the graphics accelerator market in direct competition with the AccelGMX. As a result, the AccelGMX has performed below revenue estimates.

Amortization of Goodwill and Other Intangible Assets

         Amortization of goodwill and other intangible assets increased $4.7 million ($4.8 million in 1998 compared to $29,000 in 1997). The increase in these expenses is due to the amortization of goodwill and other intangible assets related to the acquisitions of AGI and SRI during the second quarter of 1998. The goodwill is being amortized using the straight-line method over an estimated useful life of seven years. The other intangible assets are being amortized using the straight-line method over estimated useful lives ranging from six months to seven years. Amortization of goodwill and other intangible assets is estimated to be $2.9 million and $2.3 million in fiscal years 1999 and 2000, respectively.

Other Income (Expense), Net

         Other income (expense), net was $2.1 million of income in 1998 and $7.6 million of expense in 1997. Interest income was $2.7 million and $3.2 million in 1998 and 1997, respectively. The decrease in interest income is primarily due to the decrease in the average cash and cash equivalents and short-term investments balances in 1998 as compared to 1997. During 1998, the Company recognized a gain of $2.5 million as a result of the sale of its investment in Sense8 Corporation. The Company recognized a loss due to the write down of its investment securities of $1.1 million and $9.6 million in 1998 and 1997, respectively. These write downs were necessary as management believed that the decline in market value of these investments below cost were other than temporary. During 1998 the Company liquidated one of its investment securities that it had written down to zero in 1997 and recognized no gain or loss.

Income Taxes

         The effective tax rate, excluding the write-off acquired in-process technology, was 30.7% and 25.7% of pre-tax earnings in 1998 and 1997, respectively. The Company expects the effective income tax rate in 1999 to approximate the rate in 1998.


1997 vs. 1996

Sales

         In 1997, sales increased 22% ($159.4 million compared to $130.6 million in 1996). Sales for simulation products increased $27.3 million, or 23% ($146.0 million in 1997 compared to $118.8 million in 1996). The increase in sales of simulation products is primarily due to increased sales volumes due to strong demand by U.S. government customers and commercial airline customers. Sales of workstation products increased $5.8 million ($5.8 million in 1997 compared to none in 1996). The increase in sales of workstation products is due to commencement of this business in 1997. During 1997, revenues related to workstation products were derived primarily from royalties based on the sale of chip sets by a third party to graphics subsystem manufacturers. Sales of application products increased $0.5 million, or 7% ($7.5 million in 1997 compared to $7.0 million in 1996). The increase in sales of application products is primarily due to the introduction of virtual studio systems partially offset by a decrease in sales volumes of digital theater products.

Gross Margin

         Gross margin decreased to 47.2% in 1997 from 49.5% in 1996. The decrease in gross margin is primarily due to the increased sales volumes related to contracts in which the Company functions as the prime contractor and increased competition. Contracts in which the Company functions as the prime contractor include costs related to work performed by subcontractors which have significantly lower gross margins than work performed by the Company.

 Selling, General and Administrative

         Selling, general, and administrative expenses increased $4.0 million, or 13% ($35.3 million in 1997 compared to $31.3 million in 1996), but decreased as a percent of sales (22.2% in 1997 compared to 24.0% in 1996). The increase in these expenses in 1997 is due primarily to increased selling and marketing costs related to tradeshow activity and additional selling and administrative expenses related to the operation of the new businesses.

Research and Development

         Research and development expenses increased $3.7 million, or 17% ($25.5 million in 1997 compared to $21.8 million in 1996), but decreased as a percent of sales (16.0% in 1997 compared to 16.7% in 1996). The increase in these expenses in 1997 is due primarily to increased activity related to the introduction of several new products, and additional expenses related to the new businesses.

Other Income (Expense), Net

         Other income (expense), net, was $7.6 million of expense in 1997 and $4.5 million of income in 1996. This change was due primarily to a write-down of the Company's investments in certain investment securities of $9.6 million during 1997. There were no gains from sales of investment securities in 1997 compared to a $1.9 million gain in 1996. In addition, interest income decreased $0.7 million, or 17% ($3.2 million in 1997 compared to $3.9 million in 1996) due to the decrease in the average cash and cash equivalents and short-term investments balances in 1997 as compared to 1996.

Income Taxes

         Provision for income taxes was 25.7% and 35.4% of pre-tax earnings for 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had working capital of $134.4 million, including cash, cash equivalents and short-term investments of $27.7 million, compared to working capital of $129.0 million at December 31, 1997, including cash, cash equivalents and short-term investments of $57.1 million. During 1998, the Company used $20.8 million of cash in its operating activities and generated $2.1 million and $12.2 million of cash from its investing and financing activities, respectively.

         The primary uses of cash from its operating activities included a net loss of $16.0 million, an increase in inventories of $28.9 million and an increase in net costs and estimated earnings in excess of billings on uncompleted contracts of $6.1 million. These primary uses of cash were partially offset by $15.9 million of depreciation and amortization expense and write-off of acquired in-process technology of $20.8 million. The increase in inventories is attributed to the Company's transition to new products that required the need to carry inventories of old and new products simultaneously and the Company's initial transition efforts to outsource certain aspects of its manufacturing assemblies which resulted in temporary duplications of certain inventories. The increases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts was due to the Company's overall revenue growth in addition to the timing of revenue and billing milestones.

         The Company's investing activities during 1998 included capital expenditures of $18.5 million and payments for the acquisition of AGI and SRI of $7.6 million, net of cash acquired. Proceeds from the sale of short-term investments totaled $47.7 million in 1998 while purchases of short-term investments used $22.2 million in funds.

         In July 1998, the Company obtained approximately $24.0 million, less transaction costs of approximately $0.5 million, of financing through the sale of 901,408 shares of the Company's Class B-1 Preferred Stock, no par value, and issued warrants to purchase 378,462 additional shares of the Company's Class B-1 Preferred Stock at an exercise price of $33.28125 per share to Intel. In the event of a default, Intel has the right to sell to the Company any or all of the shares associated with the preferred stock. The preferred shares have certain liquidation and conversion rights, in addition to other rights and preferences. Additional financing activities included proceeds from the issuance of common stock relating to the exercise of stock options of $2.0 million and borrowings under line of credit agreements of $5.0 million. In addition, the Company used $15.7 million for the repurchases of common stock and $2.7 million for repayments under line of credit agreements.

     In November 1998, the Company entered into a revolving line of credit agreement with U.S. Bank National Association. The revolving line of credit provides for borrowings by the Company of up to $20.0 million. Borrowings bear interest at the prevailing prime rate minus 1.0% or the LIBOR rate plus 1.0%. The revolving line of credit expires on November 10, 1999. The revolving line of credit, among other things, (i) requires the Company to maintain certain financial ratios; (ii) restricts the Company's ability to incur debt or liens; sell, assign, pledge or lease assets; merge with another company; and (iii) restricts the payment of dividends and repurchase of any of the Company's outstanding shares without prior consent of the lender. The revolving line of credit is unsecured. There were no borrowings under this agreement outstanding as of March 31, 1999. In addition, the Company has a $7.5 million unsecured line for letters of credit with U.S. Bank National Association for which there were approximately $6.6 million outstanding at December 31, 1998.

         At December 31, 1998, the Company had revolving line of credit agreements with foreign banks totaling approximately $7.1 million, of which approximately $2.8 million was unused and available.

         At December 31, 1998, the Company had approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the "6% Debentures"). The 6% Debentures are unsecured and are convertible at each bondholder's option into shares of the Company's common stock at a conversion price of $42.10 or 428,000 shares of the Company's common stock subject to adjustment. The 6% Debentures are redeemable at the Company's option, in whole or in part, at par.

         On February 18, 1998, the Company's Board of Directors authorized the repurchase of up to 600,000 shares of the Company's common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996. On September 8, 1998, the Company's Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's common stock. Subsequent to February 18, 1998, the Company has repurchased 784,000 shares of its common stock; thus, 816,000 shares currently remain available for repurchase as of March 31, 1999. Stock may be acquired in the open market or through negotiated transactions. Under the program, repurchases may be made from time to time, depending on market conditions, share price, and other factors. These repurchases are to be used primarily to meet current and near-term requirements for the Company's stock-based benefit plans.

     Management believes that existing cash, cash equivalents and short-term investment balances, borrowings available under its line of credit agreements and cash from future operations will be sufficient to meet the Company's anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months. The Company's cash, cash equivalents and short-term investments are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise. On a longer-term basis, if future cash from operations and existing line of credit agreements are not sufficient to meet the Company's cash requirements, the Company may be required to renegotiate its existing line of credit agreements or seek additional financing from the issuance of debt or equity securities. There can be no assurances that the Company would be successful in renegotiating its existing line of credit agreements or obtaining additional debt or equity financing.

YEAR 2000 ISSUE

         The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that store the year portion of the date as just two digits (for example, 98 for 1998). Systems using this two-digit approach will not be able to determine whether "00" represents the year 2000 or 1900. The problem, if not corrected, will make those systems fail altogether or, even worse, allow them to generate incorrect calculations causing a disruption of normal operations.

         The Company has created a company-wide Year 2000 team to identify and resolve Year 2000 issues associated either with the Company's internal systems or the products and services sold by the Company. As part of this effort, the Company is communicating with its main suppliers of technology products and services regarding the Year 2000 status of such products or services. The Company has identified and is testing its main internal systems and expects to complete testing in early 1999. Throughout 1999 the Company expects to complete implementation of any needed Year 2000-related modifications to its information systems. The Company is also currently assessing its internal non-information technology systems, and expects to complete testing and any needed modifications to these systems in early 1999.

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

         For third party products which the Company distributes with its products, the Company has sought information from the product manufacturers regarding the products' Year 2000 readiness status. Customers who use the third-party products are directed to the product manufacturer for detailed Year 2000 status information. On its Year 2000 web site at www.es.com/investor/y2k_corp.html, the Company provides information regarding which of its products are Year 2000 ready and other general information related to the Company's Year 2000 efforts. The Company's total costs relating to these activities has not been and is not expected to be material to the Company's financial position or results of operations. Additionally, there can be no guarantee that one or more of the Company's current products do not contain Year 2000 date issues that may result in material costs to the Company.

EFFECTS OF INFLATION

         The effects of inflation were not considered material during fiscal years 1998, 1997 and 1996, and are not expected to be material for fiscal year 1999.

OUTLOOK

         Looking forward, the Company expects revenue to continue to grow in 1999 as it has during the previous three fiscal years. One good predictor of future revenue in the Company's simulation business is its backlog amount. As of December 31, 1998 the Company's orders backlog was $155.7 million. Products within the Workstation Products and Applications Groups have much shorter lead times between order and delivery, therefore the backlog amount is much less useful as a predictor for these businesses.

         The Company's main challenges result from managing the introduction of new products into its existing business lines and developing new products into markets where the Company is a relatively recent entrant. The Company believes it will be successful if it can make these product introductions on schedule, while keeping costs down and avoiding being beaten to the market by competitors.

         As 1999 began, the Company was in the process of ramping up production of its Harmony image generator, finishing the installation its first StarRider interactive planetarium system, developing several new graphic subsystems for use in personal workstations as well as developing other new hardware and software start-up businesses. The Company is investing considerable resources in capital equipment, human resources and other research and development expenses to develop these new products. The near-term success of the Company is dependent in large part in the successful execution of these programs.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Evans & Sutherland's domestic and international businesses operate in highly competitive markets that involve a number of risks, some of which are beyond the Company's control. While E&S management is optimistic about the Company's long-term prospects, the following discussion highlights some risks and uncertainties that should be considered in evaluating its growth outlook. See "Forward-Looking Statements and Risks" in Part I of this annual report.

E&S's Business May Suffer if its Competitive Strategy is Not Successful

         Our continued success depends on our ability to compete in an industry that is highly competitive, with rapid technological advances and constantly improving products in both price and performance. As most market areas in which we operate continue to grow, we are experiencing increased competition, and we expect this trend to continue. In recent years, we have been forced to adapt to domestic and worldwide political, economic, and technological developments that have strongly affected our markets. Under our current competitive strategy, we endeavor to remain competitive by growing existing businesses, developing new businesses internally, selectively acquiring businesses, increasing efficiency, improving access to new markets, and reducing costs. Although our executive management team and Board of Directors continue to review and monitor our strategic plans, we have no assurance that we will be able to continue to follow our current strategy or that this strategy will be successful.

E&S's Stock Price May be Adversely Impacted if its Revenues or Earnings Fail to Meet Expectations

         Our stock price is subject to significant volatility and will likely be adversely affected if revenues or earnings in any quarter fail to meet the investment community's expectations. Our revenues and earnings may fail to meet expectations because they fluctuate and are difficult to predict. Our earnings during 1997 and 1998 fluctuated significantly from quarter to quarter. One of the reasons we experience such fluctuations is that the largest share of our revenues and earnings is from our core simulation-related business, which typically has long delivery cycles and contract lengths. The timing of customer acceptance of certain large-scale commercial or government contracts may affect the timing and amount of revenue that can be recognized; thus, causing our periodic operating results to fluctuate. Our results may further fluctuate if United States and international governments delay or even cancel production on large-scale contracts due to lack of available funding.

         Our earnings may not meet either investor or internal expectations because our budgeted operating expenses are relatively fixed in the short term and even a small revenue shortfall may cause a period's results to be below expectations. Such a revenue shortfall could arise from any number of factors, including:

         o     delays in the availability of products,
         o     delays from chip suppliers,
         o     discontinuance of key components from suppliers,
         o     other supply constraints,
         o     transit interruptions,
         o     overall economic conditions, and
               customer demand.

         Another reason our earnings may not meet expectations is that our gross margins are heavily influenced by mix considerations. These mix considerations include the mix of lower-margin prime contracts versus sub-contracts, the mix of new products and markets versus established products and markets, the mix of high-end products versus low-end products, as well as the mix of configurations within these product categories. Future margins may not duplicate historical margins or growth rates.

E&S's Significant Investment in Research and Development May Not Payoff

         We have no assurance that our significant investment in research and development will generate future revenues or benefits. We currently make and plan to continue to make a significant investment in research and development. Total spending for research and development was $31.8 million or 16.6% of sales in 1998 as compared to $25.5 million or 16.0% of sales in 1997. This investment is necessary for us to be able to compete in the graphics simulation industry. Developing new products and software is expensive and often involves a long payback cycle. While we have every reason to believe these investments will be rewarded with revenue-generating products, customer acceptance ultimately dictates the success of development and marketing efforts.

E&S May Not Continue to be Successful if it is Unable to Develop, Produce and Transition New Products

         Our continued success depends on our ability to develop, produce and transition technologically complex and innovative products that meet customer needs. We have no assurance that we will be able to successfully continue such development, production and transition.

         The development of new technologies and products is increasingly complex and expensive, which among other risks, increases the risk of product
introduction   delays.   The  introduction  of  a  new  product  requires  close
collaboration and continued technological advancement involving multiple hardware and software design and manufacturing teams within E&S as well as teams at outside suppliers of key components. The failure of any one of these elements could cause our new products to fail to meet specifications or to miss the aggressive timetables that we establish and the market demands.

         As the variety and complexity of our product families increase, the process of planning and managing production, inventory levels, and delivery schedules also becomes increasingly complex. There is no assurance that acceptance of and demand for our new products will not be affected by delays in this process. Additionally, if we are unable to meet our delivery schedules, we may be subject to the penalties, including liquidated damages, that are included in some of our customer contracts.

         Product transitions are a recurring part of our business. Our short product life cycles require our ability to successfully manage the timely transition from current products to new products. In fact, it is not unusual for us to announce a new product while its predecessor is still in the final stages of its development.
Our transition results could be adversely affected by such factors as:

         o     development delays,
         o     late release of products to manufacturing,
         o     quality or yield problems experienced by production or suppliers,
         o     variations in product costs,
         o     excess inventories of older products and components, and
         o delays in customer purchases of existing products in anticipation of the introduction of new products.

E&S May Not Maintain a Significant Portion of its Sales if it Fails to Maintain its United States Government Contracts

         In 1998, 37% of our sales were to agencies of the United States government, either directly or through prime contractors or subcontractors, for which there is intense competition. Accordingly, we have no assurance that we will be able to maintain a significant portion of our sales. These sales are subject to the inherent risks related to government contracts, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, and unavailability of funds. These risks also include technological uncertainties and obsolescence, and dependence on annual Congressional appropriation and allotment of funds. In the past, some of our programs have been delayed, curtailed, or terminated. Although we cannot predict such uncertainties, in our opinion there are no spending reductions or funding limitations pending that would impact our contracts.

         Other characteristics of the government contract market that may affect our operating results include the complexity of designs, the difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work, and the speed with which product lines become obsolete due to technological advances and other factors characteristic of the market. Our earnings may vary materially on some contracts depending upon the types of government long-term contracts undertaken, the costs incurred in their performance, and the achievement of other performance objectives. Furthermore, due to the intense competition for available United States government business, maintaining or expanding government business increasingly requires us to commit additional working capital for long-term programs and additional investments in company-funded research and development.

         Our dependence on government contracts may lead to other perils as well because as a United States government contractor or sub-contractor, our contracts and operations are subject to government oversight. The government may investigate and make inquiries of our business practices and conduct audits of our contract performance and cost accounting. These investigations may lead to claims against E&S. Under United States government procurement regulations and practices, an indictment of a government contractor could result in that contractor being fined and/or suspended for a period of time from eligibility for bidding on, or for award of, new government contracts; a conviction could result in debarment for a specified period of time.

E&S's Revenues May Suffer if it Loses Certain Significant Customers

         We currently derive a significant portion of our revenues from a limited number of non U.S. government customers. The loss of any one or more of these customers could have a material adverse effect on our business, financial condition and results of operations. In 1998 we were dependent on three of our customers for approximately 27% of our consolidated revenues. In 1997 we were dependent on three of our customers for approximately 26% of our consolidated revenues. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues in the foreseeable future. We have no assurance that revenues from this limited number of customers will continue to reach or exceed historical levels in the future. We do not have supply contracts with any of our significant customers.

E&S's Revenues Will Decrease if it Fails to Maintain its International Business

         Any reduction of our international business could significantly affect our revenues. Our international business accounted for 44% of our 1998 sales. We expect that international sales will continue to be a significant portion of our overall business in the foreseeable future.

         Our international business experiences many of the same risks our domestic business encounters as well as additional risks such as exposure to currency fluctuations and changes in foreign economic and political environments. Despite our exposure to currency fluctuations, we are not engaged in any hedging activities to offset the risk of exchange rate fluctuations. The recent economic crisis affecting the Asian markets is an example of a change in a foreign economic environment that could affect our international business. Any similar economic downturns may also decrease the number of orders we receive and our receivable collections.

         Our international transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and widely differing legal systems, customs, and standards in foreign countries. In addition, our international sales often include sales to various foreign government armed forces, with many of the same inherent risks associated with United States government sales identified above.

If E&S's Commercial Simulation Business Fails, E&S's Revenues will Decrease

         We have no assurance that our commercial simulation (airline) business will continue to succeed. Our commercial simulation business currently accounts for approximately 15% to 20% of our revenues. This business is subject to many of the risks related to the commercial simulation market that may adversely affect our business.
The following risks are characteristic of the commercial simulation market:

         o     uncertainty of economic conditions,
         o     dependence upon the strength of the commercial airline industry,
         o     air pilot training requirements,
         o     competition,
         o     changes in technology, and
         o timely performance by subcontractors on contracts in which E&S is the prime contractor.

E&S May Not Meet its Revenue Projections if its New Businesses Fail

         We have no assurance that our new businesses will gain market acceptance or survive the intense competitive pressures of their respective markets. Our new businesses currently account for approximately 12% to 15% of our revenues in the aggregate; however, we project these businesses to grow to approximately 25% to 30% of revenues for 1999. These businesses will not survive and we will not meet our revenue projections if we are unable to:

         o develop strong partner relationships with manufacturers of computer chips and personal computers in our workstation products group,
         o gain market acceptance of new technology and increase market size and demand in a developing new market in our digital theater business, and
         o gain market acceptance in a developing new market in our digital video business.

         Other factors that may also affect the success of our new businesses include technological uncertainties and obsolescence, uncertainty of economic conditions, unavailability of working capital, and other risks inherent in new businesses.

E&S's Operations Will be Significantly Impaired if it Fails to be Year 2000 Compliant

         We have no assurance that all of our internal systems, products and services, and suppliers will be Year 2000 compliant and that the lack of compliance will not significantly impact our operations and financial results including our ability to continue as a going concern. The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that store the year portion of the date as just two digits (e.g. 98 for 1998). Systems using this two-digit approach will not be able to determine whether "00" represents the year 2000 or 1900. The problem, if not corrected, will make those systems fail altogether or, even worse, allow them to generate incorrect calculations causing a disruption of normal operations.

         Although we have created a company-wide Year 2000 team to identify and resolve Year 2000 issues associated with our information and non-information technology systems and our products and services, we have no assurance that we will address all potential problems. There can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of Year 2000 modifications, or that our suppliers will adequately prepare for the Year 2000 issue. It is possible that any such delays, increased costs, or supplier failures could have a material adverse impact on our operations and financial results, by, for example, impacting our ability to deliver products or services to our customers. In mid-1999 we expect to finalize a contingency plan to cope with potential Year 2000 problems.

         For third-party products that we distribute with our products, we have sought information from the product manufacturers regarding the products' Year 2000 readiness status. We direct customers who use the third-party products to the product manufacturer for detailed Year 2000 status information. On our Year 2000 web site at www.es.com/investor/y2k_corp.html, we provide information regarding which of our products is Year 2000 ready and other general information related to our Year 2000 efforts. We have no assurance that the third-party products will be Year 2000 ready or that a lack of readiness by such third parties will not materially adversely impact our operations and financial results.

E&S's Shareholders May Not Realize Certain Opportunities Because of the Anti-Takeover Effect of State Law

         We are subject to the Utah Control Shares Acquisition Act which provides that any person who acquires 20% or more of the outstanding voting shares of a publicly held Utah corporation will not have voting rights with respect to the acquired shares unless a majority of the disinterested shareholders of the corporation votes to grant such rights. This could deprive shareholders of opportunities to realize takeover premiums for their shares or other advantages that large accumulations of stock would provide because anyone interested in acquiring E&S could only do so with the cooperation of the board.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The principal market risks to which the Company is exposed are changes in foreign currency exchange rates and changes in interest rates. The Company's international sales, which accounted for 44% of the Company's total sales in 1998 are concentrated in the United Kingdom, continental Europe and Asia. The Company manages its exposure to changes in foreign currency exchange rates by entering into most of its sales and purchase contracts for products and materials in U.S. dollars. Occasionally, the Company enters into sales and purchase contracts for products and materials denominated in currencies other than U.S. dollars and in those cases the Company enters into foreign exchange forward sales or purchase contracts to offset those exposures. Foreign currency purchase and sale contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for trading purposes and does not use leveraged contracts. As of December 31, 1998, the Company had no material sales or purchase contracts in currencies other than U.S. dollars and had no foreign currency sales or purchase contracts.

         The Company reduces its exposure to changes in interest rates by maintaining a high proportion of its debt in fixed-rate instruments. As of December 31, 1998, 81% of the Company's total debt was in fixed-rate instruments; however, the Company has a revolving line of credit that provides for borrowings by the Company of up to $20.0 million. The borrowings bear interest at a variable rate at the prevailing prime rate minus 1.0% or the LIBOR rate plus 1.0%. If the Company were to borrow all of the $20.0 million of the revolving line of credit and the $7.1 million of foreign lines of credit, 40% of the Company's total debt would be in fixed-rate instruments. In addition, the Company maintains an average maturity of its short-term investment portfolio under twelve months to avoid large changes in its market value. As of December 31, 1998, the average maturity of the Company's short-term investments was approximately eleven months.

         The information below summarizes the Company's market risks associated with debt obligations and short-term investments as of December 31, 1998. Fair values have been determined by quoted market prices. For debt obligations, the table below presents the principal cash flows and related interest rates at year end by fiscal year of maturity. Bank borrowings bear variable rates of interest and the convertible subordinated debentures bear a fixed rate of interest. For short-term investments, the interest rate disclosed presents the weighted average rate of the portfolio at year end. The information below should be read in conjunction with notes 3, 11 and 12 of Notes to the Consolidated Financial Statements in Part II of this annual report.



                             Rate        1999         2000       2001      2002      2003       There-      Total         Fair
                                                                                                after                    Value
                           ---------    --------    ---------    ------    ------    ------    ---------   ---------    ---------
Debt
Bank borrowings in
   Deutsche Marks            6.9%       $ 4,195             -        -         -         -             -    $  4,195     $ 4,195
Other                      Various          103             -        -         -         -             -         103         103
                                        --------    ---------    ------    ------    ------    ---------   ---------    ---------

Total Notes Payable                     $ 4,298             -        -         -         -             -    $  4,298     $ 4,298
                                        ========    =========    ======    ======    ======    =========   =========    =========

Convertible subordinated
   debentures                 6.0%             -            -        -         -         -     $ 18,015     $18,015     $ 16,214
Other                      Various             -            -        -         -         -           47          47           47
                                        --------    ---------    ------    ------    ------    ---------   ---------    ---------

Total long-term debt                           -            -        -         -         -     $ 18,062    $ 18,062     $ 16,261
                                        ========    =========    ======    ======    ======    =========   =========    =========

Short-term Investments       5.9%       $15,216     $ 10,691         -         -         -            -    $ 25,907     $ 25,907
                                        ========    =========    ======    ======    ======    =========   =========    =========


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following  constitutes a list of Financial  Statements  included in
Part II of this report:

               Report of Management

               Report of Independent Accountants

               Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997.

               Consolidated   Statements  of  Operations  for  the  years  ended
               December 31, 1998, December 31, 1997, and December 27, 1996.

               Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, December 31, 1997 and December 27, 1996.

               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, December 31, 1997, and December 27, 1996.

               Consolidated Statements of Cash Flows for the years ended December 31, 1998, December 31, 1997, and December 27, 1996.

               Notes to Consolidated Financial Statements.

         The following consists of a list of Financial Statement Schedules included in Part IV of this report:

               Schedule II - Valuation  and  Qualifying  Accounts  for the years ended December 31, 1998, December 31, 1997, and December 27, 1996.

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

         Evans & Sutherland's financial statements have been audited by KPMG LLP, independent public accountants. Management has made available all the Company's financial records and related data to allow KPMG LLP to express an informed professional opinion in their accompanying report.

         The Audit Committee of the Board of Directors is composed of the Chairman of the Board and all outside directors and meets regularly with the independent accountants, as well as with Evans & Sutherland management, to review accounting, auditing, internal accounting control, and financial reporting matters.

    /s/ James R. Oyler                                /s/ John T. Lemley
    James R. Oyler                                    John T. Lemley
    President and                                     Vice President and
    Chief Executive Officer                           Chief Financial Officer


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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans & Sutherland Computer Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                           KPMG LLP

February 12, 1999
Salt Lake City, Utah

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                      December 31,
                                                                             -------------------------------
                                                                                  1998              1997
                                                                             -------------    --------------

Assets:
   Cash and cash equivalents                                                    $   1,834        $    8,176
   Short-term investments                                                          25,907            48,928
   Accounts receivable, less allowances for doubtful
      receivables of $1,616 in 1998 and $851 in 1997                               46,866            36,066
   Inventories                                                                     53,319            26,885
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                     58,682            51,799
   Deferred income taxes                                                            9,450             4,224
   Prepaid expenses and deposits                                                    7,278             3,620
                                                                                ----------       -----------
          Total current assets                                                    203,336           179,698

Property, plant and equipment, net                                                 53,693            44,368
Investment securities                                                               3,380             5,000
Deferred income taxes                                                               2,487             3,802
Goodwill and other intangible assets, net                                          11,351               101
Other assets                                                                        1,421             1,421
                                                                                ----------       -----------
           Total assets                                                          $275,668          $234,390
                                                                                ==========       ===========

Liabilities and stockholders' equity:
   Line of credit agreements                                                    $   4,298          $    950
   Accounts payable                                                                24,667            14,353
   Accrued expenses                                                                27,147            18,061
   Customer deposits                                                                3,339             6,574
   Income taxes payable                                                             2,436             4,462
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                         7,092             6,341
                                                                                ----------       -----------
          Total current liabilities                                                68,979            50,741
                                                                                ----------       -----------
Long-term debt                                                                     18,062            18,015
                                                                                ----------       -----------

Commitments and contingencies (notes 7, 10 and 15)

Redeemable preferred stock, class B-1, no par value; authorized
   1,500,000 shares; issued and outstanding 901,408 shares at
   December 31, 1998 and no shares at December 31, 1997                            23,544                -
                                                                                ----------       -----------

Stockholders' equity:
   Preferred stock, no par value; authorized 8,500,000 shares;                          -                 -
      no shares issued and outstanding
   Common stock, $.20 par value; authorized 30,000,000 shares;
      issued and outstanding 9,597,660 shares in 1998 and 9,066,743
      shares in 1997                                                                1,920             1,813
   Additional paid-in capital                                                      23,420             8,025
   Retained earnings                                                              139,498           155,576
   Accumulated other comprehensive income                                             245               220
                                                                                ----------       -----------
          Total stockholders' equity                                              165,083           165,634
                                                                                ----------       -----------
               Total liabilities and stockholders' equity                        $275,668          $234,390
                                                                                ==========       ===========

           See accompanying notes to consolidated financial statements

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                     Year ended
                                                                      ---------------------------------------
                                                                        Dec. 31,     Dec. 31,     Dec. 27,
                                                                          1998         1997         1996
                                                                      ------------- ------------ ------------
Net sales                                                               $  191,766   $  159,353   $  130,564
Cost of sales                                                              110,320       84,139       65,935
                                                                      ------------- ------------ ------------
          Gross profit                                                      81,446       75,214       64,629
                                                                      ------------- ------------ ------------
Expenses:
   Selling, general and administrative
                                                                            40,088       35,304       31,328
   Research and development
                                                                            31,797       25,492       21,753
   Write-off of acquired in-process technology
                                                                            20,780            -            -
   Amortization of goodwill and other intangible assets
                                                                             4,767           29           29
                                                                      ------------- ------------ ------------
                                                                            97,432       60,825       53,110
                                                                      ------------- ------------ ------------
Operating earnings (loss)                                                  (15,986)      14,389       11,519
                                                                      ------------- ------------ ------------

Other income (expense):
   Interest income                                                           2,659        3,239        3,892
   Interest expense                                                         (1,335)      (1,300)      (1,434)
   Loss on write down of investment securities                              (1,075)      (9,575)           -
   Gain on sale of investment securities                                     2,493            -        1,868
   Other                                                                      (613)          85          184
                                                                      ------------- ------------ -----------
                                                                             2,129       (7,551)       4,510
                                                                      ------------- ------------ ------------
Earnings (loss) before income taxes                                        (13,857)       6,838       16,029

Income tax expense                                                           2,126        1,758        5,677
                                                                      ------------- ------------ ------------
          Net earnings (loss)                                              (15,983)       5,080       10,352

Accretion of preferred stock                                                    95            -            -
                                                                      ------------- ------------ ------------
Net earnings (loss) applicable to common stock                        $    (16,078)  $    5,080  $    10,352
                                                                      ============= ============ ============

Earnings (loss) per common share:

   Basic                                                              $     (1.70)   $     0.56  $      1.16
                                                                      ============= ============ ============
   Diluted                                                            $     (1.70)   $     0.53  $      1.12
                                                                      ============= ============ ============


            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                                 Year ended
                                                                ------------------------------------------
                                                                  Dec. 31,       Dec. 31,      Dec. 27,
                                                                    1998           1997          1996
                                                                -------------  -------------  ------------
Net earnings (loss)                                              $  (15,983)     $    5,080    $   10,352

Other comprehensive income (loss):
   Foreign currency translation adjustments                             126             297           289
   Unrealized gains (losses) on securities                              (89)          1,505        (3,460)
   Reclassification adjustment for losses included
       in net earnings (loss)                                             -            (868)            -
                                                                -------------  -------------  ------------
Other comprehensive income (loss) before income taxes                    37             934        (3,171)

Income tax expense (benefit) related
   to items of other comprehensive income (loss)                         12             240        (1,123)
                                                                -------------  -------------  ------------
Other comprehensive income (loss), net of income taxes                   25             694        (2,048)
                                                                -------------  -------------  ------------
Comprehensive income (loss)                                     $   (15,958)     $    5,774   $     8,304
                                                                =============  =============  ============

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                                                          Accumulated
                                                              Additional                      Other
                                          Common Stock         Paid-In       Retained     Comprehensive
                                     -----------------------
                                       Shares       Amount     Capital       Earnings        Income           Total
                                     ------------  ---------  -----------   -----------  ----------------  ------------

Balance at December 25, 1995               8,715   $   1,743   $    5,112   $   140,062  $          1,574  $    148,491

Issuance of common stock for cash            196          39        2,746             -                 -         2,785

Common stock issued in
   connection with acquisitions              149          30           51            82                 -           163

Common stock repurchased
   and retired                                (3)         (1)         (51)            -                 -           (52)

Compensation expense on
   employee stock purchase plan                -           -           90             -                 -            90

Tax benefit from issuance of
   common stock to employees                   -           -          691             -                 -           691

Other comprehensive loss                       -           -           -              -            (2,048)       (2,048)

Net earnings                                   -           -           -         10,352                 -        10,352
                                     ------------  ---------  -----------   -----------  ----------------  ------------

Balance at December 27, 1996               9,057       1,811        8,639       150,496              (474)      160,472
                                     ------------  ---------  -----------   -----------  ----------------  ------------

Issuance of common stock for cash            183         37         3,104             -                 -         3,141

Common stock repurchased
   and retired                              (173)       (35)       (4,590)            -                 -        (4,625)

Compensation expense on
   employee stock purchase plan                -          -           102             -                 -           102

Tax benefit from issuance of
   common stock to employees                   -          -           770             -                 -           770

Other comprehensive income                     -          -             -             -               694           694

Net earnings                                   -          -             -         5,080                 -         5,080
                                     ------------  ---------  -----------   -----------  ----------------  ------------
Balance at December 31, 1997
                                           9,067      1,813         8,025       155,576               220       165,634
                                     ------------  ---------  -----------   -----------  ----------------  ------------

Issuance of common stock for cash            156         32         1,990             -                 -         2,022

Common stock issued in
   connection with acquisitions            1,109        222        28,373             -                 -        28,595

Common stock repurchased
   and retired                              (734)      (147)      (15,538)            -                 -       (15,685)

Compensation expense on
   employee stock purchase plan                -          -           186             -                 -           186

Tax benefit from issuance of
   common stock to employees                   -          -           384             -                 -           384

Other comprehensive income                     -          -             -             -                25            25

Net loss                                       -          -             -       (15,983)                -       (15,983)

Accretion of preferred stock                   -          -             -           (95)                -           (95)
                                     ------------  ---------  -----------   -----------  ----------------  ------------

Balance at December 31, 1998               9,598   $  1,920   $    23,420   $   139,498               245  $    165,083
                                     ============  =========  ===========   ===========  ================  ============


            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                Year ended
                                                                              -----------------------------------------------
                                                                                 Dec. 31,         Dec. 31,         Dec. 27,
                                                                                   1998             1997             1996
                                                                              -------------    -------------    -------------
Cash flows from operating activities:
   Net earnings (loss)                                                        $    (15,983)    $      5,080     $     10,352

   Adjustments to reconcile  net earnings  (loss) to net cash provided by (used in) operating activities:
          Depreciation and amortization                                             15,934           10,041            9,120
          Provision for losses on accounts receivable                                  496              370              335
          Provision for write down of inventories                                    1,987            1,009            1,077
          Provision for warranty expense                                               872              726              673
          Deferred income taxes                                                     (2,919)          (3,299)           1,283
          Loss on write down of investment securities                                1,075            9,575                -
          Gain on sale of investment securities                                     (2,493)               -           (1,868)
          Write-off of acquired in-process technology                               20,780                -                -
          Other, net                                                                   868              169              159
          Changes in assets and liabilities net of effects of
          purchase/sale of business:
             Accounts receivable                                                    (3,613)          (2,935)          (7,406)
             Inventories                                                           (28,867)          (8,641)          (4,705)
             Costs and estimated earnings in excess of billings on
               uncompleted contracts, net                                           (6,110)         (15,060)         (19,036)
             Prepaid expenses and deposits                                          (3,533)          (1,430)            (745)
             Accounts payable                                                        5,699            8,071            3,502
             Accrued expenses                                                         (266)           1,161              288
             Customer deposits                                                      (3,235)           4,496           (3,489)
             Income taxes                                                           (1,473)           4,958          (10,461)
                                                                                 ----------       ----------       ----------

         Net cash provided by (used in) operating activities                       (20,781)          14,291          (20,921)
                                                                                 ----------       ----------       ----------
Cash flows from investing activities:
   Purchases of short-term investments                                             (22,217)         (80,443)         (57,354)
   Proceeds from sale of short-term investments                                     47,691           77,858           97,262
   Purchases of investment securities                                                 (541)          (4,208)          (1,447)
   Proceeds from sale of investment securities                                       3,304                -            1,886
   Purchases of property, plant and equipment                                      (18,516)         (10,804)         (10,521)
   Increase in other assets                                                              -                -           (1,463)
   Payments for business acquisitions, net of cash acquired                         (7,603)               -                -
                                                                                 ----------       ----------       ----------

         Net cash provided by (used in) investing activities                         2,118          (17,597)           28,363
                                                                                 ----------       ----------       ----------

Cash flows from financing activities:
   Borrowings under line of credit agreements                                        3,915                -             1,940
   Payments under line of credit agreements                                         (1,575)          (3,827)              (36)
   Net proceeds from issuance of common stock                                        2,022            3,141             2,785
   Net proceeds from issuance of preferred stock                                    23,544                -                 -
   Payments for repurchases of common stock                                        (15,685)          (4,625)                -
                                                                                 ----------       ----------       ----------

         Net cash provided by (used in) financing activities                        12,221           (5,311)            4,689
                                                                                 ----------       ----------       ----------

Effect of foreign exchange rate on cash and cash equivalents                           100              272              (633)
                                                                                 ----------       ----------       ----------

Net change in cash and cash equivalents                                             (6,342)          (8,345)           11,498

Cash and cash equivalents at beginning of year                                       8,176           16,521             5,023
                                                                                 ----------       ----------       ----------

Cash and cash equivalents at end of year                                         $   1,834        $   8,176        $   16,521
                                                                                 ==========       ==========       ==========

Supplemental Disclosures of Cash Flow Information Cash paid
  during the year for:
    Interest                                                                     $   1,309        $   1,351        $    1,385
    Income taxes                                                                     7,130            1,915            14,736
Accretion of preferred stock
                                                                                        95                -                 -


            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          December 31, 1998, December 31, 1997, and December 27, 1996


(1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business

         Evans & Sutherland Computer Corporation ("E&S" or the "Company") is an established high-technology company with outstanding computer graphics technology and a worldwide presence in high-performance 3D visual simulation. In addition, E&S is now applying this core technology into higher-growth personal computer ("PC") products for both simulation and workstations. The Company's core computer graphics technology is used to produce high performance image generators for simulation including PC-based visual system products, to provide original equipment manufacturers of personal workstations with high quality graphics performance, and to apply the Company's core technologies to the expanding market of PC-based applications and products.

         The Company changed its fiscal year end from the last Friday in December to a calendar year end in 1997. The fiscal year ends for the years included in the accompanying consolidated financial statements are the periods ended December 31, 1998, December 31, 1997, and December 27, 1996.

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

         Revenue Recognition

         Net sales include revenue from system and software products, software license rights, and service contracts.

         In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supersedes SOP 91-1, Software Revenue Recognition. Additionally, in 1998 the AICPA issued SOP 98-9 Modification of SOP 97-2 with Respect to Certain Transactions. Effective January 1, 1998, the Company adopted the provisions of SOP 97-2 as modified by SOP 98-9. Revenue was recognized in accordance with SOP 97-2 in 1998, and SOP 91-1 in prior years.

         SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products is generally recognized upon delivery of the products. The revenue allocated to unspecified upgrades and updates and post contract customer support is generally recognized as the services are performed.

         The Company recognizes revenues from product sales that do not require significant production, modification, or customization when the following criteria are met: the Company has signed a noncancelable agreement; the Company has shipped the product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable.

         Revenue from long-term contracts which require significant production, modification or customization is recorded using the percentage-of-completion method, determined by the units-delivered method, or when there is significant nonrecurring engineering, the ratio of costs incurred to management's estimate of total anticipated costs. If estimated total costs on any contract indicate a loss, the Company provides currently for the total anticipated loss on the contract. Billings on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings and are recorded as an asset or liability in the accompanying consolidated balance sheets.

         Cash and Cash Equivalents

         The Company considers all highly liquid financial instruments purchased with an original maturity to the Company of 90 days or less to be cash equivalents. Cash equivalents consist of debt securities and money market funds of $1.8 million and $6.9 million as of December 31, 1998 and 1997, respectively.

         Inventories

         Raw materials and supplies inventories are stated at the lower of weighted-average cost or market. Work-in-process and finished goods are stated on the basis of accumulated manufacturing costs, but not in excess of market (net realizable value). The Company periodically reviews inventories for obsolescence and provides a reserve that it considers sufficient to cover any impaired inventories.

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line methods based on the estimated useful lives of the related assets.

         Goodwill and Other Intangible Assets

         Goodwill and other intangible assets consist primarily of goodwill and other intangible assets recorded in connection with the acquisitions of AccelGraphics, Inc. and Silicon Reality, Inc. on June 26, 1998. The goodwill is being amortized using the straight-line method over seven years. The other intangible assets are being amortized using the straight-line method over six months to seven years. As of December 31, 1998 and 1997, accumulated amortization of goodwill and other intangible assets was $4.9 million and $0.1 million, respectively.

         The Company assesses whether its goodwill and other intangible assets are impaired based on a periodic evaluation of undiscounted projected cash flows through the remaining amortization period. If an impairment exists, the amount of such impairment is calculated and recorded based on the estimated fair value of the asset.

         Software Development Costs

         Software development costs, if material, are capitalized from the date technological feasibility is achieved until the product is available for general release to customers. Such deferrable costs have not been material during the periods presented.

         Investments

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

         Nonmarketable investment securities are recorded at the lower of cost or fair value. Some of the factors which are considered in determining the fair value of these securities include analyses of each investee's financial condition and operations, the status of its technology and strategies in place to achieve its objectives. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis for both available-for-sale and nonmarketable investment securities.

         Warranty Reserve

         The Company provides a warranty reserve for estimated future costs of servicing products under warranty agreements extending for periods from 90 days to one year. Anticipated costs for product warranty are based upon estimates derived from experience factors and are recorded at the time of sale or over the contract period for long-term contracts.

         Stock-Based Compensation

         The Company has adopted the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation. SFAS 123 encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS 123.

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

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, short-term investments, and accounts receivable. The Company's
         short-term   investment   portfolio   consists   of   investment-grade
         securities diversified among security types, industries, and issuers. The Company's investments are managed by recognized financial institutions that follow the Company's investment policy. The Company's policy limits the amount of credit exposure in any one issue, and the Company believes no significant concentration of credit risk exists with respect to these investments.

         In the normal course of business, the Company provides unsecured credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

         Recent Accounting Pronouncements

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. The statement requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criteria for hedge accounting. The impact of adopting this statement is not anticipated to be material to the financial statements. This statement is effective for fiscal years beginning after June 15, 1999.

         In March 1998, American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP No. 98-1 will have a material impact on its consolidated financial statements.

         Reclassifications

         Certain reclassifications have been made in the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation.


(2)       BUSINESS ACQUISITIONS

         On June 26, 1998, the Company acquired all of the outstanding stock of AccelGraphics, Inc. ("AGI") for approximately $23.7 million in cash and 1,109,303 shares of the Company's common stock which was valued at $25.7 million. In addition, the Company converted all outstanding AGI options into options to purchase approximately 351,000 shares of common stock of the Company with a fair value of $3.4 million and incurred transaction costs of approximately $1.1 million. AGI is based in Milpitas, California, and is a provider of high-performance, cost-effective, three-dimensional graphics subsystem products for the professional Windows NT and Windows 95 markets. The acquisition was accounted for by the purchase method and, accordingly, the results of operations of AGI have been included in the Company's consolidated financial statements from June 26, 1998 forward.

         Also on June 26, 1998, the Company acquired the assets and assumed certain liabilities of Silicon Reality, Inc. ("SRI") for a purchase price of approximately $1.2 million, including transaction costs of approximately $250,000. SRI is based in Federal Way, Washington, and designs and produces three-dimensional graphics hardware and software products for the personal computer marketplace. This acquisition was accounted for by the purchase method and, accordingly, the results of operations of SRI have been included in the Company's consolidated financial statements from June 26, 1998 forward.

         A modified income approach was used to allocate a portion of the purchase price to the acquired in-process technology. Under this method, the fair value for the in-process technology in each acquisition was based on analysis of the markets, projected cash flows and risks associated with achieving such projected cash flows. In developing these cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, individual product revenues, characteristics of the potential market for the products, the anticipated life of the technology under development and the stage of completion of each project. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technology, and included assumptions that certain expenses would decline over time as operating efficiencies were obtained or support requirements decreased. Appropriate adjustments were made to operating income to derive net cash flow, and the estimated net cash flows of the in-process technologies in each acquisition were then discounted to present value using rates of return that the Company believes reflect the specific risk/return characteristics of these research and development projects.

         The projected revenues used in the income approach are based upon the revenues likely to be generated upon completion of the projects and the beginning of commercial sales, as estimated by management. The projections assume that the product will be successful and that the product's development and commercialization meet management's current time schedule.

         In determining the operating cash flows related exclusively to in-process technology, management has considered the contribution of both prior technologies (as demonstrated by prior products) and core technology or know-how that is generic among most or all products. Where appropriate, the operating income estimates for each project have been apportioned between in-process technology and the appropriate intangible asset (i.e. various core technologies). The operating income apportionment factor was determined on the basis of an analysis of the specific contribution of each element of core technology to the subject in-process technology, the estimated effect of this contribution on the profitability of the subject in-process project, and the relative importance of the core technology to the product's ultimate customer.

         The discount rate applicable to in-process technology projects reflects the risks inherent in each project. This rate is higher than the rate applied to AGI's current products, as the current products have already demonstrated their technological feasibility product and market acceptance.

         The discount rate for in-process technology considers the following risk elements (in addition to the baseline business and market risks considered as part of the current product discount rate); risk of successfully completing the in-process technology project, risk that market demand will exist in the future for the in-process technology product, risk that the forecasted cost structure will be possible, and the risk that as yet unknown competitive products will emerge. An after-tax rate of 20 to 30 percent was applied to the in-process technology projects.

         The revenues earned by the in-process technology products represent the return on all of the assets acquired under the agreement. The cash flows generated by the new products must provide a return on each asset purchased that is consistent with the value and the relative risk of that asset. To separately value in-process technology, the value and required rate of return for other identifiable assets must be determined. The required return on these other assets is charged to (deducted from) the cash flows generated by the projects shown in the in-process technology model to determine the incremental cash flows specifically attributable to the in-process technology project.

         As part of the analysis, management determined individual rates of return applicable to each asset identified in the allocation table and estimated the effective capital charge to be applied to the valuation of in-process technology. Capital charges have been made for returns related to current assets, fixed assets, workforce and tradename.

         The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired (including acquired in-process technology) is summarized as follows (dollars in thousands):

           Total Purchase Price:

                Total cash consideration       $        24,688
                Total stock consideration               25,695
                Value of options assumed                 3,400
                Transaction costs                        1,350
                                                ----------------
                                               $        55,133
                                                 ===============

                                                     Amortization
                                                        Period
                                                       (Months)
                                                  ----------------
           Purchase Price Allocation:

           Net tangible assets                 $        17,329
           Intangible assets:
              Workforce-in                               1,019           60
              Customer list                                250           60
              AccelGraphics name                           699           36
              Current products                           5,640         6 - 24
              Core technology                            1,754           84
              Goodwill                                   7,662           84
           In-process technology                        20,780        Expensed
                                               ----------------
                                               $        55,133
                                               ================

         The following unaudited pro forma financial information (in thousands, except per share amounts) presents the combined results of operations of the Company, AGI, and SRI for 1998 and 1997 as if the acquisitions had occurred as of the beginning of 1997, after giving effect to certain adjustments, including, but not limited to, amortization of goodwill and other intangible assets, decreased interest income and entries to conform to the Company's accounting policies. The $20.8 million charge for acquired in-process technology has been excluded from the pro forma results as it is a material non-recurring charge.

                                            1998                1997
                                     ----------------    ----------------

           Net sales                        $ 208,503            $ 194,146
           Net loss                            (4,836)              (1,545)
           Loss per share:
              Basic                             (0.46)               (0.15)
              Diluted                           (0.46)               (0.15)

         On March 20, 1996, the Company acquired Terabit Computer Specialty Company, Inc. ("Terabit"). Terabit, established in 1979, developed, marketed and supported simulated cockpit instruments and other airborne electronics displays used in training simulators for military and commercial aircraft. To effect the acquisition, 149,000 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Terabit. The acquisition was accounted for using the pooling of interests method.

(3)       SHORT-TERM INVESTMENTS

         The amortized cost, gross unrealized holding gains and losses, and fair value of short-term available-for-sale marketable investments were as follows (in thousands):

                                                Amortized        Gross          Gross           Fair
                                                  cost        unrealized     unrealized        value
                                                                holding        holding
                                                                 gains         losses
                                               ------------   ------------   ------------   -------------

At December 31, 1998:
  State and municipal securities:
      Maturing in one year or less             $     6,370    $       202    $        -     $       6,572
      Maturing between one and two years             2,212              -           (140)           2,072
  Corporate debt securities:
      Maturing in one year or less                   8,634             10             -             8,644
      Maturing between one and two years             8,603             35            (19)           8,619
                                               ------------   ------------   ------------   -------------
                                               $    25,819    $       247    $      (159)   $      25,907
                                               ============   ============   ============   =============
At December 31, 1997:
  U.S. government securities:
      Maturing in one year or less             $     3,179    $         -     $        (3)  $      3,176
      Maturing between one and three years           1,509              7               -          1,516
  State and municipal securities:
      Maturing in one year or less                  14,714             17             (10)        14,721
      Maturing between one and three years           9,389             42             (14)         9,417
  Corporate debt securities:
      Maturing in one year or less                   2,501              1               -          2,502
      Maturing between one and three years          16,045              -            (149)        15,896
  Other                                              1,700              -               -          1,700
                                               ------------   ------------   ------------   -------------
                                               $    49,037    $        67    $        176   $     48,928
                                               ============   ============   ============   =============



(4)       INVENTORIES

         Inventories consist of the following (in thousands):

                                                        December 31,
                                                   1998             1997
                                              -------------    -------------

          Raw materials                        $    26,084      $    13,674
          Work-in-process                           23,511           10,040
          Finished goods                             3,724            3,171
                                              -------------    -------------
                                              $     53,319      $    26,885
                                              =============    =============

(5)       LONG-TERM CONTRACTS

         Comparative information with respect to uncompleted contracts are summarized as follows (in thousands):

                                                                                      December 31,
                                                                                 1998               1997
                                                                            --------------     -------------
Accumulated costs and estimated                                                $236,757           $217,354
   earnings on uncompleted contracts
Less total billings on uncompleted contracts                                   (185,167)          (171,896)
                                                                              ------------       -----------
                                                                               $ 51,590           $ 45,458
                                                                              ============       ===========

Costs and estimated earnings in excess of
   billings on uncompleted contracts                                           $ 58,682           $ 51,799
Billings in excess of costs and estimated
   earnings on uncompleted contracts                                             (7,092)            (6,341)
                                                                              ------------       -----------
                                                                              $   51,590         $  45,458
                                                                              ============       ===========


(6)       PROPERTY, PLANT AND EQUIPMENT

         The cost and estimated useful lives of property, plant, and equipment are summarized as follows (dollars in thousands):

                                                           Estimated                 December 31,
                                                          useful lives           1998               1997
                                                        ---------------      ------------       -----------

          Land                                                 -             $     1,436        $    1,436
          Buildings and improvements                        40 years              37,378            38,152
          Machinery and equipment                         3 to 8 years            94,614            79,372
          Office furniture and equipment                     8 years               2,616             2,178
          Construction-in-process                              -                   3,330             2,030
                                                                              ------------       -----------
                                                                                 139,374           123,168
Less accumulated depreciation and amortization                                   (85,681)          (78,800)
                                                                              ------------       -----------
                                                                              $   53,693        $   44,368
                                                                              ============      ===========


         All buildings and improvements owned by the Company are constructed on land leased from an unrelated third party. Such leases extend for a term of 40 years from 1986, with options to extend two of the leases for an additional 40 years and the remaining four leases for an additional ten years. At the end of the lease term, including any extension, the buildings and improvements revert to the lessor.

(7)       LEASES

         The Company leases certain of its buildings and related improvements to third parties under noncancelable operating leases. Cost and accumulated depreciation of the leased buildings and improvements at December 31, 1998 were $8.2 million and $2.9 million, respectively. Rental income for all operating leases for 1998, 1997 and 1996 was $1.5 million, $1.1 million and $0.8 million, respectively.

         The Company occupies real property and uses certain equipment under lease arrangements which are accounted for primarily as operating leases. Rental expenses for all operating leases for 1998, 1997 and 1996 were $2.3 million, $1.7 million and $1.5 million, respectively.

         At December 31, 1998, the future minimum rental income and lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):


                                                 Rental             Rental
                                                 income          Commitment
                                             ------------       ---------------
              Year Ending December 31,
                 1999                        $      816          $     2,438
                 2000                               725                2,250
                 2001                               682                1,825
                 2002                               647                1,530
                 2003                               647                1,547
                Thereafter                        1,940               10,123
                                             ------------       ---------------
                                             $    5,457          $    19,713
                                             ============       ===============

  (8)     INVESTMENT SECURITIES

         The Company had the following investments in marketable equity securities, adjusted for unrealized holding gains and losses and other than temporary declines in fair value, and nonmarketable equity securities, adjusted for other than temporary declines in fair value (in thousands):

                                                                                            December 31,
                                                                                     1998                  1997
                                                                                  ----------           -------------
           Marketable securities:
                Iwerks Entertainment, Inc. (Iwerks)                                $     225            $       500
                                                                                  -----------          -------------
           Nonmarketable securities:
                Silicon Light Machines (SLM)                                           2,655                  3,500
                Sense8 Corporation (Sense8)                                                -                    500
                Total Graphics Solutions N.V. (TGS)                                      500                    500
                                                                                  -----------          -------------
                                                                                       3,155                  4,500
                                                                                  -----------          -------------
           Total investment securities                                               $ 3,380           $      5,000
                                                                                  ===========          =============

         Iwerks designs, engineers, manufactures, markets and services high-tech entertainment attractions which employ a variety of projection, show control, ride simulation and software technologies. SLM is a development-stage company engaged in research and development of high-resolution displays. Sense8 designs and markets software development tools for multimedia producers. TGS develops and markets portable graphics software tools which provide hardware independence for application developers. Each investment in non-marketable investment securities was made either to enhance a current technology of the Company or to complement the Company's strategic direction.

         The Company owns, including total shares purchased or available to purchase under warrants, less than 15% of the outstanding common stock and common stock equivalents of each company. The Company has one of six seats on both SLM's and TGS's board of directors. There are no intercompany transactions, technological dependencies, related guarantees, obligations, contingencies, interchange of personnel, nor ability to exercise significant influence on any of the companies in which the Company has investments. Accordingly, the Company accounts for each investment under the cost method.

         The Company had an additional investment of $3.0 million, made in 1995, that was deemed to be permanently impaired and written down to zero in 1997. This investment was disposed of during 1998 resulting in no gain or loss. During 1998, the Company made an additional net investment of $0.3 million in Sense8 and then sold all of its holdings in Sense8 for net proceeds of $3.3 million, recognizing a $2.5 million gain.

(9)       ACCRUED EXPENSES

         Accrued expenses consist of the following (in thousands):

                                                           December 31,
                                                    1998                1997
                                                -----------          ----------

           Pension plan obligation (note 10)    $    8,611           $   5,305
           Compensation and benefits                11,256               7,497
           Other                                     7,280               5,259
                                                -----------          ----------
                                                $   27,147            $ 18,061
                                                ===========          ==========

(10)     EMPLOYEE BENEFIT PLANS

         Pension Plan (the "Plan") - The Company has a defined benefit pension plan covering substantially all employees who have attained age 21 with service in excess of one year. Benefits at normal retirement age (65) are based upon the employee's years of service and the employee's highest compensation for any consecutive five of the last ten years of employment. The Company's funding policy is to contribute amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations.

         Supplemental Executive Retirement Plan ("SERP") - The Company has a non-qualified SERP. The SERP, which is unfunded, provides eligible executives defined pension benefits, outside the Company's pension plan, based on average earnings, years of service, and age at retirement.

         The following provides a reconciliation of benefit obligations, plan assets, and funded assets of the Plan and SERP (dollars in thousands):

                                                              Pension Plan                          SERP
                                                      ------------------------------    -----------------------------
                                                            1998             1997            1998            1997
                                                      --------------    ------------    -------------     -----------
           Change in benefit obligation:
              Beginning of year                          $  36,212         $25,778         $  5,262        $  3,354
              Service cost                                   2,601           2,025              828             497
              Interest cost                                  2,501           2,007              355             234
              Actuarial (gain) loss                          2,344           7,394           (1,014)          1,177
              Benefits paid                                 (1,021)           (992)               -               -
                                                         -----------       ---------       ----------      ----------
              End of year                                   42,637          36,212            5,431           5,262
                                                         -----------       ---------       ----------      ----------

           Change in plan assets:
              Fair value at beginning of year               36,768          32,912
              Actual return on plan assets                   4,475           4,848
              Benefits paid                                 (1,022)           (992)
                                                         -----------       ---------
              Fair value at end of year                     40,221          36,768
                                                         -----------       ---------
           Reconciliation of funded status:
              Funded status                                 (2,416)            555           (5,431)         (5,262)
              Unrecognized actuarial (gain) loss            (2,805)         (3,954)           1,391           2,548
              Unrecognized prior service cost                  161             165              874           1,294
              Unrecognized transition obligation               238             317                -               -
                                                         -----------       ---------       ----------      ----------
              Net amount recognized                      $  (4,822)        $(2,917)         $(3,166)        $(1,420)
                                                         ===========       =========       ==========      ==========


                                                              Pension Plan                          SERP
                                                      ------------------------------    -----------------------------
                                                            1998             1997            1998            1997
                                                      --------------    ------------    -------------    ------------

           Amounts recognized in the consolidated
             balance sheets:
              Accrued benefit liability                 $  (4,822)        $ (2,917)        $ (3,166)       $  (1,420)
              Additional minimum liability                      -                -             (623)            (968)
                                                       -----------        ---------       ----------       ----------
             Net amount recognized                      $  (4,822)        $ (2,917)         $(3,789)         $(2,388)
                                                         ===========       =========       ==========      ==========

           Assumptions (weighted average):
              Discount rate                                  6.8%             7.0%             6.8%            7.0%
              Expected return on plan assets                 9.0%             9.0%             N/A             N/A


          Net periodic pension and other postretirement benefit costs include the following components (in thousands):

                                                       Pension Plan                            SERP
                                              --------------------------------    -------------------------------
                                               1998        1997        1996        1998       1997        1996
                                              --------    --------    --------    --------   --------    --------
           Components of net periodic benefit
             cost:
              Service cost                    $2,601      $2,025      $1,989      $  828      $  327      $  265
              Interest cost                    2,501       2,007       1,776         355         252          98
              Expected return on assets       (3,264)     (2,924)     (2,584)          -           -           -
              Amortization of actuarial
               (gain) loss                       (15)       (300)       (133)        143         115          46
              Amortization of prior year
               service cost                        4           5         (33)         73         106          40
              Amortization of transition          79          79          79           -           -           -
                                              --------    --------    --------    --------   --------    --------
              Net periodic benefit cost       $1,906      $  892      $1,094     $ 1,399    $    800     $   449
                                              ========    ========    ========    ========   ========    ========

         Deferred Savings Plan - The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan covers all employees of the Company who have at least one year of service and who are age 18 or older. The Company makes matching contributions of 50 percent of each employee's contribution not to exceed six percent of the employee's compensation. The Company's contributions to this plan for 1998, 1997 and 1996 were $1.0 million, $1.0 million and $0.9 million respectively.

         Life Insurance - The Company purchases company-owned life insurance policies insuring the lives of certain employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as supplemental retirement benefits. At December 31, 1998 and 1997, the investment in the policies was $2.6 million and $1.1 million, respectively, and net life insurance expense was $0.5 million, $0.1 million and $0.1 million for 1998, 1997 and 1996, respectively.

(11)      LINES OF CREDIT

         The following is a summary of lines of credit (dollars in thousands):

                                                                  1998                 1997
                                                              ------------         ------------
          Balance at end of year                               $    4,298           $       950
          Weighted average interest rate at end of year               6.9%                  8.0%
          Maximum balance outstanding during the year          $    4,298           $     3,441
          Average balance outstanding during the year          $    4,239           $     1,845
          Weighted average interest rate during the year              7.4%                  7.6%


         The average balance outstanding and weighted average interest rate are computed based on the outstanding balances and interest rates at month-end during each year.

          In November 1998, the Company entered into a revolving line of credit agreement with U.S. Bank National Association. The revolving line of credit provides for borrowings by the Company of up to $20.0 million. Borrowings bear interest at the prevailing prime rate minus 1.0% or the LIBOR rate plus 1.0%. The revolving line of credit expires on November 10, 1999. The revolving line of credit, among other things,
          (i) requires the Company to maintain certain financial ratios; (ii) restricts the Company's ability to incur debt or liens; sell, assign, pledge or lease assets; merge with another company; and (iii) restricts the payment of dividends and repurchase of any of the Company's outstanding shares without prior consent of the lender. The revolving line of credit is unsecured. There were no borrowings outstanding under this agreement as of December 31, 1998. In addition, the Company has a $7.5 million unsecured line for letters of credit with U.S. Bank National Association for which there were $6.6 million and $4.7 million outstanding as of December 31, 1998 and 1997, respectively.

         The Company also has unsecured revolving line of credit agreements with foreign banks totaling approximately $7.1 million as of December 31, 1998, of which approximately $2.8 million was unused and available.

(12)      LONG-TERM DEBT

         Long-term debt is comprised of approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the "6% Debentures"). The 6% Debentures are unsecured and are convertible at each bondholder's option into shares of the Company's common stock at a conversion price of $42.10 or 428,000 shares of the Company's common stock subject to adjustment. The 6% Debentures are redeemable at the Company's option, in whole or in part, at par.


(13)      INCOME TAXES

         Components of income tax expense (benefit) attributable to earnings before income taxes (in thousands):

                                                                                            Share
                                                                                             and
                                                                                            stock
                                                                                           option
                                                              Current       Deferred       benefit        Total
                                                             ----------    -----------    ----------    -----------

           At December 31, 1998:
              Federal                                        $   3,520     $   (2,336)    $     330     $    1,514
              State                                                761           (385)           54            430
              Foreign                                              182              -             -            182
                                                             ----------    -----------    ----------    -----------
                                                             $   4,463     $   (2,721)    $     384     $    2,126
                                                             ==========    ===========    ==========    ===========
           At December 31, 1997:
              Federal                                        $   5,327     $   (4,476)    $     663     $    1,514
              State                                                858           (721)          107            244
                                                             ----------    -----------    ----------    -----------
                                                             $   6,185     $   (5,197)    $     770     $    1,758
                                                             ==========    ===========    ==========    ===========
           At December 27, 1996:
              Federal                                        $   3,130     $    1,200     $     595     $    4,925
              State                                                474            182            96            752
                                                             ----------    -----------    ----------    -----------
                                                             $   3,604     $    1,382     $     691     $    5,677
                                                             ==========    ===========    ==========    ===========

         The actual tax expense differs from the expected tax expense (benefit) as computed by applying the U.S. federal statutory tax rate of 35 percent for 1998 and 34 percent for 1997 and 1996 as a result of the following (in thousands):

                                                                               1998          1997           1996
                                                                            ---------     ---------      ---------

          Tax (benefit) at U.S. federal statutory rate                      $ (4,850)     $  2,325       $  5,450
          In-process research and development                                  7,245             -              -
          Losses (gains) of foreign subsidiaries                                (101)         (115)          (165)
          Earnings of foreign sales corporation                                 (305)         (228)          (368)
          State taxes (net of federal income tax benefit)                        280           161            496
          Research and development and foreign tax credits                      (604)            -              -
          Foreign taxes                                                          182             -              -
          Other, net                                                             279          (385)           264
                                                                            -----------   -----------    -----------
                                                                            $  2,126      $  1,758       $  5,677
                                                                            ===========   ===========    ===========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1997, are presented below (in thousands):

                                                                             Domestic                  Foreign
                                                                      -----------------------    --------------------
                                                                         1998        1997         1998        1997
                                                                      -----------  ----------    --------    --------

         Deferred tax assets:
             Warranty, vacation, and other accruals                   $   3,619    $  1,740       $    -     $     -
               Inventory reserves and other inventory-related
                  temporary basis differences                             3,478         944            -           -
             Pension accrual                                              2,866       1,626            -           -
             Long-term contract related temporary differences               537         496            -           -
             Net operating loss carryforwards                             1,997         111            -         721
             Unrealized loss on marketable equity securities                 89          41            -           -
             Write-down of investment securities                          1,341       3,591            -           -
             Other                                                          960         342            -           -
                                                                      -----------  ----------    --------    --------
                   Total gross deferred tax assets                       14,887       8,891            -         721
                   Less valuation allowance                                 117         153            -         721
                                                                      -----------  ----------    --------    --------
                   Total deferred tax assets                             14,770       8,738            -           -
                                                                      -----------  ----------    --------    --------
         Deferred tax liabilities:
             Intangible assets                                           (1,893)          -            -           -
             Plant and equipment, principally due to                                                   -           -
               differences in depreciation                                 (853)       (652)           -           -
             Other                                                          (87)        (60)           -           -
                                                                      -----------  ----------    --------    --------
                   Total gross deferred tax liabilities                  (2,833)       (712)           -           -
                                                                      -----------  ----------    --------    --------
                   Net deferred tax asset                             $  11,937    $  8,026      $     -     $     -
                                                                      ===========  ==========    ========    ========

                   Net current deferred tax asset                     $   9,450    $  4,224
                   Net non-current deferred tax asset                     2,487       3,802
                                                                      -----------  ----------
                   Net deferred tax asset                             $  11,937    $  8,026
                                                                      ===========  ==========

         The 1998 domestic net deferred tax asset includes the deferred tax assets and liabilities resulting from the Company's acquisition of AccelGraphics, Inc. as described in note 2. The net tax effect of acquiring these deferred tax assets and liabilities of $1.0 million was credited against goodwill.

          Certain reclassifications have been made during 1998 between beginning deferred tax assets and liabilities and the current tax payable accounts. These reclassification entries were made to adjust the beginning deferred tax assets to the tax return amounts.

         Management believes the existing net deductible temporary differences will reverse during the periods in which the Company generates net taxable income. The Company has a strong taxable earnings history. To utilize 100% of the deferred tax assets, the Company and its subsidiaries will need to recognize approximately $18 million of future taxable income, net of loss carryback potential. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset may not be realized. The Company has established a valuation allowance primarily for net operating loss and tax credit carryforwards from an acquired subsidiary as a result of the uncertainty of realization. The Company's beginning valuation allowance changed during 1998 for domestic purposes by $36,000. The change in the foreign valuation allowance is primarily attributable to the loss being eliminated as part of a recapitalization plan of the Company's foreign operations.

         The Company has a net operating loss and research credits carryover from its acquisition of AccelGraphics, Inc. of $5.0 million and $0.4 million respectively. These carryover credits begin to expire in 2010.


(14)      DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of cash and cash equivalents, receivables, line of credit agreements, accounts payable, and accrued expenses approximates fair value because of their short maturity. The fair value of the Company's long-term debt instruments ($16.3 million and $15.7 million as of December 31, 1998 and 1997, respectively) is based on quoted market prices.


(15)      COMMITMENTS AND CONTINGENCIES

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

(16)      STOCK OPTION AND STOCK PURCHASE PLANS

         Stock Option Plans - The Company has stock incentive plans which provide for the grant of options to officers and employees to acquire shares of the Company's common stock at a purchase price generally equal to the fair market value on the date of grant. Options generally vest ratably over three years and expire ten years from date of grant. The Company grants options to its directors under its Director Plan. Option grants are limited to 10,000 shares per director in each fiscal year. Options generally vest ratably over four years and expire ten years from the date of grant. A summary of activity follows (shares in thousands):

                                                          1998                    1997                   1996
                                                 ---------------------   --------------------   ---------------------
                                                             Weighted-               Weighted-              Weighted-
                                                  Number      average     Number      average    Number      average
                                                    of       exercise       of       exercise      of       exercise
                                                  shares      price       shares      price      shares       price
                                                 --------   ----------   --------   ---------   --------    ---------

          Outstanding at beginning
             of year                               1,640      $ 20.38      1,309     $ 18.14        842       $ 14.45
          Granted                                  2,105        16.80        570       24.55        724         21.32
          Assumed in acquisitions                    351         9.69          -           -          -             -
          Exercised                                 (116)       10.70       (159)      16.21       (169)        13.44
          Canceled                                (1,896)       22.15        (80)      21.78        (88)        18.20
                                                 --------                --------               --------
          Outstanding at end of year               2,084        13.80      1,640       20.38      1,309         18.14
                                                 ========                ========               ========
          Exercisable at end of year                 532        13.74        597       16.40        271         14.67
                                                 ========                ========               ========

          Weighted-average fair value of
             options granted during the                          5.82                   8.81                     7.15
             year

         Shareholders  authorized an additional  400,000,  450,000  and 150,000 shares to be granted under the plans during 1998, 1997 and 1996, respectively. As of December 31, 1998, options to purchase 528,000 shares of common stock were authorized and reserved for future grant.

         On September 29, 1998, the Board of Directors approved a stock option repricing program whereby each eligible stock option could be amended to have an exercise price equal to $13.56 (the September 29, 1998 closing price of the Company stock) if the optionee agreed to reduce the amount of options repriced by 20% and to accept an amended vesting period. The vesting period for the repriced options was amended to vest in one year for all options that were vested as of September 29, 1998 and to vest ratably over three years for all options that were not yet vested as of September 29, 1998. As a result, approximately 1,698,000 options were surrendered by employees for approximately 1,354,000 repriced options. The repriced options expire ten years from the date of the repriced grant.

         The following table summarizes information about fixed stock options outstanding as of December 31, 1998 (options in thousands):

                                                    Options outstanding                      Options Exercisable
                                        ---------------------------------------------    ----------------------------
                   Range of                Number         Weighted-       Weighted-        Number         Weighted-
                   Exercise             Outstanding        average         average       Exercisable       average
                    prices                 as of          remaining        exercise         as of          exercise
                                          12/31/98       contractual        price         12/31/98          price
                                                             life
           -------------------------    -------------    -------------    -----------    ------------     -----------
           $     0.48 -   $    2.82              55           7.1         $    1.03              40       $     0.99
                12.12 -       13.25             351           7.3             12.50             252            12.36
                13.56 -       13.56           1,358           9.6             13.56              10            13.56
                14.00 -       16.69             144           6.9             15.02             136            14.96
                18.06 -       22.79             165           7.5             20.84              91            20.93
                23.19 -       32.88              11           8.7             25.99               3            25.45
                                        -------------                                    ------------
                 0.48 -       32.88           2,084           8.8             13.80             532            13.74
                                        =============                                    ============

         The Company accounts for these plans under APB 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net earnings (loss) and earnings (loss) per common share would have been changed to the following pro forma amounts (in thousands, except per share data):

                                                                            1998           1997           1996
                                                                         -----------     ----------     ----------
           Net earnings (loss)                           Pro forma       $(21,093)       $   2,545      $   8,570

           Basic earnings (loss) per common share        Pro forma          (2.22)            0.28           0.96

           Diluted earnings (loss) per commn share       Pro forma          (2.22)            0.27           0.93

         Pro forma net earnings reflects only options granted subsequent to December 29, 1994. Therefore, the effect that calculating compensation cost for stock-based compensation under SFAS 123 has on the pro forma net earnings as shown above may not be representative of the effects on reported net earnings for future years.

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during 1998, 1997, and 1996:

                                                                                1998            1997           1996
                                                                             ------------     ----------    -----------

           Expected life (in years)                                              2.3             2.6            2.3
           Risk-free interest rate                                              4.6%            5.7%           6.1%
           Expected volatility                                                   49%             47%            49%
           Dividend yield                                                         -               -              -


         Stock Purchase Plan - The Company has an employee stock purchase plan whereby qualified employees are allowed to have up to 10% of their annual earnings withheld to purchase the company's common stock at 85 percent of the market value of the stock at the time of the sale. A total of 500,000 shares are authorized under the plan. Shares totaling 43,000, 26,000 and 31,000 were purchased under this plan in fiscal 1998, 1997 and 1996, and as of December 31, 1998, 255,000 shares were available for future issuance under this plan.

(17)      PREFERRED STOCK

         Preferred Stock - Class A

         The Company has 5,000,000 authorized shares of Class A Preferred Stock. Prior to 1998, the Company had reserved 300,000 shares of Class A Preferred Stock as Series A Junior Preferred Stock under a shareholder rights plan which expired in November 1998. In November 1998, the Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of common stock, par value $0.20 per share of the Company for shareholders of record on November 19, 1998, and for all future issuances of common stock. The Rights are not currently exercisable or transferable apart from the common stock and have voting rights or rights to receive dividends. Each Right entitles the registered holder to purchase from the Company one thousandth of a share of Preferred Stock at a price per share of $60.00, subject to adjustment. The Rights will be exercisable ten business days following a public announcement of a person or group of affiliated persons acquiring beneficial ownership of 15% or more of the Company's outstanding common shares or following the announcement of a tender offer or exchange offer upon the consummation of which would result in the beneficial ownership by a person or group of affiliated persons of 15% or more of the outstanding Company's stock. The Rights may be redeemed by the Company at a price of $0.01 per Right before November 30, 2008.

         In the event that the Company is acquired in a merger or other business combination transaction, provision shall be made so that each holder of a Right, excluding the Rights beneficially owned by the acquiring persons, will have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common shares of the surviving company which at the time of such transaction will have a market value of two times the exercise price of the Right. In the event that a person or group of affiliated persons acquires beneficial ownership of 15% or more of the Company's outstanding common shares, provision shall be made so that each holder of a Right, excluding the Rights beneficially owned by the acquiring persons, shall have the right to receive, upon exercise thereof, a share of common stock at a purchase price equal to 50% of the then current exercise price.

         Preferred Stock - Class B

         The Company has 5,000,000 authorized shares of Class B Preferred Stock. During July 1998, the Company designated 1,500,000 of the 5,000,000 authorized shares as Class B-1 Preferred Stock. On July 22, 1998, Intel Corporation purchased 901,408 shares of this Class B-1 Preferred Stock, no par value, plus a warrant to purchase an additional 378,462 shares of Class B-1 Preferred Stock at an exercise price of $33.28125 per share for approximately $24.0 million, less transaction costs of approximately $0.5 million. These preferred shares have certain liquidation and conversion rights, in addition to other rights and preferences. Upon the occurrence of certain events, Intel has the right to sell to the Company any or all of the shares associated with the preferred stock.


(18)      EARNINGS (LOSS) PER COMMON SHARE

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

         In calculating earnings per common share, the earnings were the same for both the basic and diluted calculation. The diluted weighted average number of common shares outstanding during 1998 excludes common stock issuable pursuant to outstanding stock options, the 6% Convertible Debentures and the Class B-1 Preferred Stock because to do so would have had an anti-dilutive effect on earnings per common share. A reconciliation between the basic and diluted weighted average number of common shares is summarized as follows (in thousands):

                                                                                      1998        1997        1996
                                                                                    ---------    --------    --------
           Basic weighted average number of common shares                              9,461       9,060       8,944
              outstanding during the year

           Weighted average number of dilutive common                                      -         442         278
              stock options outstanding during the year
                                                                                    ---------    --------    --------
           Diluted weighted average number of common
              shares outstanding during the year                                       9,461       9,502       9,222
                                                                                    =========    ========    ========

(19)      SEGMENT AND RELATED INFORMATION

         During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which changed the way the Company reports information about its operating segments.

         The Company's business units have been aggregated into three reportable segments: simulation, workstations products, and applications. These reportable segments offer different products and services and are managed and evaluated separately because each segment uses different technologies and requires different marketing strategies. The simulation segment provides a broad line of visual systems for flight and ground simulators for training purposes to government, aerospace and commercial airline customers. The workstations products segment provides graphics accelerator products, including graphics chips and subsystems, to the personal PC workstation marketplace. The applications segment provides digital video applications for entertainment, educational and multimedia industries.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). The Company evaluates segment performance based on earnings (loss) from operations before income taxes, interest income and expense, other income and expense and foreign exchange gains and losses. The Company's assets are not identifiable by segment.

                                             Simulation      Workstation     Applications      Other         Total
                                                              Products
                                             -----------     ------------    ------------     ---------    ----------
           Year ended December 31, 1998:
              Net sales                      $  167,014       $  17,453      $    7,299       $      -     $ 191,766
              Operating earnings (loss)          22,094         (30,663)         (7,417)             -       (15,986)

           Year ended December 31, 1997:
              Net sales                         146,014           5,847           7,492              -       159,353
              Operating earnings (loss)          23,263            (717)         (8,157)             -        14,389

           Year ended December 27, 1996:
              Net sales                         118,757               -           7,002          4,805       130,564
              Operating earnings (loss)          17,955               -          (1,676)        (4,760)       11,519


         The Workstation Products segment operating loss in 1998 includes a write-off of acquired in-process technology of approximately $20.8 million.


(20)      GEOGRAPHIC INFORMATION

         The following table presents revenues by geographic location based on the location of the use of the product or services. Sales to individual countries greater than 10% of consolidated net sales are shown separately (in thousands):

                                                             1998                 1997                1996
                                                         -------------        -------------       -------------

           United States                                 $    106,858         $     64,711        $     42,196
           United Kingdom                                      41,029               12,008              13,913
           Europe (excluding United Kingdom)                   25,039               47,168              26,621
           Pacific Rim                                         18,257               27,789              44,262
           Other                                                  583                7,677               3,572
                                                         -------------        -------------       -------------
                                                         $    191,766         $    159,353        $    130,564
                                                         =============        =============       =============

         The  following  table  presents   property,   plant  and  equipment  by
         geographic location based on the location of the assets (in thousands):

                                                  1998               1997
                                              -----------       -------------

           United States                      $  52,876         $   43,501
           Europe                                   817                867
                                              -----------       -------------
           Total property, plant and
             equipment, net                   $  53,693         $   44,368
                                              ===========       =============


(21)      SIGNIFICANT CUSTOMERS

         In 1998, sales to the U.S. government and the United Kingdom Ministry of Defense ("UK MOD"), either directly or indirectly through sales to prime contractors or subcontractors, accounted for $70.8 million, or 37% of total net sales, and $32.1 million, or 17% of total net sales, respectively. In 1997 and 1996, sales to the U.S. government, either directly or indirectly through sales to prime contractors or subcontractors, accounted for $45.5 million, or 29% of total net sales, and $25.8 million, or 20% of total net sales, respectively.

         In 1998, sales to The Boeing Company ("Boeing") were approximately $28.1 million, or 15% of total net sales, of which approximately 98% related to U.S. government and UK MOD contracts, and sales to Lockheed Corporation ("Lockheed") were approximately $22.0 million, or 11% of total net sales, of which approximately 91% related to U.S. government contracts. In 1997, sales to Thomson Training & Simulation Ltd. ("Thomson") were $19.3 million, or 12% of total net sales. In 1996, sales to Thomson were $15.8 million, or 12% of total net sales, sales to Hughes Training Incorporated ("Hughes") were $14.9 million, or 11% of total net sales, and sales to Rikei Corporation equaled $14.3 million, or 11% of total net sales. A portion of the Company's sales to Hughes was for U.S. government contracts. All sales to significant customers are within the simulation segment.

         Aggregated accounts receivable from agencies of the United States government, either directly or indirectly through prime or sub-contractors, was $14.0 million, or 29% of gross accounts receivable, at December 31, 1998 and $9.5 million, or 26% of gross accounts receivable, at December 31, 1997. Additionally, accounts receivable from Thomson was $3.5 million, or 7% of gross accounts receivable, at December 31, 1998 and $5.5 million, or 15% of gross accounts receivable, at December 31, 1997.

         The amount of costs and estimated earnings in excess of billings on uncompleted contracts from agencies of the United States government and the UK MOD, either directly or indirectly through prime or sub-contractors, was $9.4 million and $22.7 million, or 16% and 39%, of total costs and estimated earnings in excess of billings on uncompleted contracts, at December 31, 1998, respectively. The amount to the U.S. government was $21.4 million, or 41% of costs and estimated earnings in excess of billings on uncompleted contracts, at December 31, 1997.

(22)      RELATED PARTY TRANSACTIONS

         The Company had purchases of $1.4 million and $0.6 million during 1998 and 1997, respectively, from a supplier for which the Company's Chief Executive Officer serves as a director. Trade payables to the supplier were $0.4 million and $0.2 million at December 31, 1998 and 1997, respectively.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     "None"


                                    FORM 10-K

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding directors of the Company is incorporated by reference from "Election of Directors" in the Proxy Statement to be delivered to shareholders in connection with the 1999 Annual Meeting of Shareholders to be held on May 20, 1999.

         Information required by Item 405 of Regulation S-K is incorporated by reference from "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement to be delivered to shareholders in connection with the 1999 Annual Meeting of Shareholders to be held on May 20, 1999.

         Information concerning current executive officers of the Company is incorporated by reference to the section in Part I hereof found under the caption "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION

         Information regarding this item is incorporated by reference from "Executive Compensation" in the Proxy Statement to be delivered to shareholders in connection with the 1999 Annual Meeting of Shareholders to be held on May 20, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding this item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be delivered to shareholders in connection with the 1999 Annual Meeting of Shareholders to be held on May 20, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding this item is incorporated by reference from "Executive Compensation - Summary Compensation Table," "Report of the
Compensation and Stock Options Committee of the Board of Directors," and "Termination of Employment and Change of Control Arrangements," in the Proxy Statement to be delivered to shareholders in connection with the 1999 Annual Meeting of Shareholders to be held on May 20, 1999.

                                    FORM 10-K

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be used in this report:

1. Financial Statements - Included in Part II, Item 8 of this report:

         Report of Management

         Report of Independent Accountants

          Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997

         Consolidated Statements of Operations for the years ended December 31, 1998, December 31, 1997, and December 27, 1996

         Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, December 31, 1997 and December 27, 1996.

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, December 31, 1997, and December 27, 1996

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, December 31, 1997, and December 27, 1996

         Notes to Consolidated Financial Statements for the years ended December 31, 1998, December 31, 1997, and December 27, 1996

2. Financial Statement Schedules - included in Part IV of this report:

         Schedule II - Valuation and Qualifying Accounts

         Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

Exhibits

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

         3.1.2 Certificate of Designation, Preferences and Other Rights of the Class B-1 Preferred Stock of the Company, filed as Exhibit
                  3.1 to the Company's Form 10-Q for the quarter ended September 25, 1998, and incorporated herein by this reference.

         3.2 By-laws, as amended, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1987, and incorporated herein by this reference.

         4.1 Form of Rights Agreement, dated as of November 19, 1998, between Evans & Sutherland Computer Corporation and American Stock Transfer Trust Company which includes as Exhibit A, the form of Certificate of Designation for the Rights, as Exhibit B, the form of Rights Certificate and as Exhibit C, a Summary of Rights, filed as Exhibit 1 to the Company's Registration Statement on Form 8-A filed December 8, 1998, and incorporated herein by this reference.

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

        10.4 1998 Stock Option Plan, filed as Appendix A to the Company's Definitive Proxy Statement filed April 20, 1998, incorporated herein by this reference.

        10.5      The Company's 1995 Long-Term  Incentive  Equity Plan, filed as
                  Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995, and incorporated herein by this reference.

         10.6 The Company's Executive Savings Plan, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995, and incorporated herein by this reference.

         10.7 The Company's Supplemental Executive Retirement Plan (SERP), filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995, and incorporated herein by this reference.

         10.8 Business Loan Agreement by and between U.S. Bank National Association and Evans & Sutherland Computer Corporation as of November 13, 1998, and filed herein.

         10.9 Addendum to Business Loan Agreement by and between U.S. Bank National Association and Evans & Sutherland Computer Corporation ("Borrower") as of February 5, 1999, and filed herein.

         10.10 Form of Severance Agreement dated December 11, 1998, by and between Evans & Sutherland Computer Corporation and James R. Oyler, William C. Gibbs and John T. Lemley, and filed herein.

         10.11 Severance Agreement dated December 11, 1998, by and between Evans & Sutherland Computer Corporation and Mark C. McBride, and filed herein.

         10.12 Series B Preferred Stock and Warrant Purchase Agreement dated as of July 20, 1998, between the Company and Intel Corporation, filed as Exhibit 4.2 to the Company's Form 10-Q for the quarter ended September 25, 1998, and incorporated herein by this reference.

         10.13 Warrant to Purchase Series B Preferred Stock dated as of July 22, 1998, between the Company and Intel Corporation, filed as
                  Exhibit 4.3 to the Company's Form 10-Q for the quarter ended September 25, 1998, and incorporated herein by this reference.

         21.1      Subsidiaries of Registrant, filed herein.

         23.1     Consent of Independent Accountants, filed herein.

         24.1     Powers  of  Attorney  for  Messrs.  Stewart  Carrell,   Gerald
                  Casilli, Peter O. Crisp, John T. Lemley, Mark C. McBride, James R. Oyler and Ivan E. Sutherland, filed herein.

         27       Financial Data Schedule, filed herein.


4.       Reports on 8-K:  None

TRADEMARKS USED IN THIS FORM 10-K

         AccelECLIPSE II, AccelGALAXY, AccelGMX, Digistar, DYNAMICgeometry, E&S, E&S Lightning 1200, Ensemble, ESIG, FuseBox, Harmony, iNTegrator, MindSet, REALimage, StarRider, Symphony and Virtual Studio System are trademarks or registered trademarks of Evans & Sutherland Computer Corporation. All other product, service, or trade names or marks are the properties of their respective owners.

                                   Schedule II

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

     Years ended December 31, 1998, December 31, 1997, and December 27, 1996

                                 (in thousands)

                                                                  Additions                Deductions
                                                        ------------------------------       charged
                                        Balance at       Charged to         Through        (recovered)       Balance
                                       beginning of       cost and          business         against        at end of
                                           year           expenses        acquisitions      allowance          year
                                       -------------    ------------     -------------    -------------    -----------
Allowance for doubtful
receivables
----------------------------------

December 31, 1998                      $        851     $       496      $       1,013     $     744        $   1,616

December 31, 1997                               563             370                  -            82              851

December 27, 1996                               172             335                  -           (56)             563


Inventory Reserves
----------------------------------

December 31, 1998                      $      7,635     $     1,987      $       1,350     $   4,009        $   6,963

December 31, 1997                             7,137           1,009                  -           511            7,635

December 27, 1996                             6,277           1,077                  -           217            7,137


Warranty Reserves
---------------------------------

December 31, 1998                      $        880     $       872      $         494     $     810        $   1,436

December 31, 1997                               808             726                  -           654              880

December 27, 1996                               848             673                  -           713              808


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EVANS & SUTHERLAND COMPUTER CORPORATION


March 31, 1999            By:           /S/  James R. Oyler
                             -----------------------------------------
                                       JAMES R. OYLER, PRESIDENT

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                    *                               Chairman of the                         March 31, 1999
STEWART CARRELL                                     Board of Directors


   /S/  James R. Oyler                              Director and President                  March 31, 1999
--------------------------------------------
JAMES R. OYLER                                      (Chief Executive Officer)


   /S/  John T. Lemley                              Vice President and Chief                March 31, 1999
--------------------------------------------
JOHN T. LEMLEY                                      Financial Officer
                                                    (Principal Financial Officer)

   /S/  Mark C. McBride                             Vice President and                      March 31, 1999
--------------------------------------------
MARK C. MCBRIDE                                     Corporate Controller
                                                   (Principal Accounting Officer)

                    *                               Director                                March 31, 1999
GERALD S. CASILLI


                    *                               Director                                March 31, 1999
PETER O. CRISP


                    *                               Director                                March 31, 1999
IVAN E. SUTHERLAND



By:      /S/  Mark C. McBride                                                               March 31, 1999
   -----------------------------------------
             MARK C. MCBRIDE
              *Attorney-in-Fact