Form 10-Q
period 1999-04-02
EVANS & SUTHERLAND COMPUTER CORP
filed 1999-05-17
CIK 276283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
               --------------------------------------------------

                                    FORM 10-Q

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended April 2, 1999

(  )     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                  For the Transition Period from _____ to _____

                          Commission File Number 0-8771
               --------------------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                               Outstanding Shares at May 7, 1999
-------------------------------             ----------------------------------
Common Stock, $0.20 par value                           9,586,979

                                    FORM 10-Q

                     Evans & Sutherland Computer Corporation

                           Quarter Ended April 2, 1999


                                                                                                                 Page No.

                         PART I - FINANCIAL INFORMATION
Item 1.                Financial Statements

                       Consolidated Balance Sheets as of April 2, 1999 and  December 31, 1998
                                                                                                                     3

                       Consolidated Statements of Operations for the
                            three months ended April 2, 1999 and March 27, 1998                                      4

                       Consolidated Statements of Comprehensive Income for
                            the three months ended April 2, 1999 and
                            March 27, 1998                                                                           5

                       Consolidated Statements of Cash Flows for the three
                            months ended April 2, 1999 and March 27, 1998                                            6

                       Notes to Consolidated Financial Statements                                                    7

Item 2.                Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                                     11

Item 3.                Quantitative and Qualitative Disclosures About
                            Market Risk                                                                             18

                           PART II - OTHER INFORMATION

Item 6.                Exhibits and Reports on Form 8-K                                                             18

                       Signature                                                                                    19


                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                 April 2,         December 31,
                                                                                   1999               1998
                                                                              ---------------    ----------------
                                                                                (Unaudited)
Assets:
   Cash and cash equivalents                                                    $   7,147          $    1,834
   Short-term investments                                                           2,500              25,907
   Accounts receivable, less allowance for doubtful
      receivables of $1,338 in 1999 and $1,616 in 1998                             33,805              46,866
   Inventories                                                                     58,689              53,319
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                     74,830              58,682
   Deferred income taxes                                                            9,143               9,450
   Prepaid expenses and deposits                                                    8,906               7,278
                                                                              ---------------    ----------------
          Total current assets                                                    195,020             203,336

Property, plant and equipment, net                                                52,447              53,693
Investment securities                                                               3,786               3,380
Deferred income taxes                                                               2,979               2,487
Goodwill and other intangible assets, net                                          10,638              11,351
Other assets                                                                          989               1,421
                                                                              ---------------    ----------------
          Total assets                                                          $ 265,859         $   275,668
                                                                              ===============    ================
Liabilities and stockholders' equity:
   Line of credit agreements                                                    $   3,950         $     4,298
   Accounts payable                                                                17,365              24,667
   Accrued expenses                                                                24,982              27,147
   Customer deposits                                                                3,019               3,339
   Income taxes payable                                                             2,795               2,436
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                       7,024               7,092
                                                                              ---------------    ----------------
          Total current liabilities                                                59,135              68,979
                                                                              ---------------    ----------------
Long-term debt                                                                     18,040              18,062
                                                                              ---------------    ----------------
Commitments and contingencies

Redeemable  convertible  preferred  stock,  class B-1, no par value;
   authorized 1,500,000 shares;  issued and outstanding 901,408
   shares at April 2, 1999 and December 31, 1998                                   23,601             23,544
                                                                              ---------------    ----------------
Stockholders' equity:

   Preferred stock, no par value; authorized 8,500,000 shares,
      no shares issued and outstanding                                                  -                  -
   Common  stock,  $.20 par  value;  authorized  30,000,000
     shares;  issued and outstanding  9,591,505  shares  at
     April 2, 1999 and  9,597,660  shares at December 31, 1998                      1,918              1,920
   Additional paid-in capital                                                      23,049             23,420
   Retained earnings                                                              139,702            139,498
   Accumulated other comprehensive income                                             414                245
                                                                              ---------------    ----------------
          Total stockholders' equity                                              165,083            165,083
                                                                              ---------------    ----------------
          Total liabilities and stockholders' equity                            $ 265,859         $  275,668
                                                                              ===============    ================

          See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                       Three Months Ended
                                                                              -------------------------------------
                                                                                April 2,                March 27,
                                                                                  1999                    1998
                                                                              -------------            ------------
Sales                                                                           $  49,746               $  42,421
Cost of sales                                                                      27,368                  25,296
                                                                              -------------            ------------
          Gross profit                                                             22,378                  17,125
                                                                              -------------            ------------
Operating expenses:
   Selling, general and administrative                                             10,221                   8,633
   Research and development                                                        11,080                   6,677
   Amortization of goodwill and other intangibles                                     713                       8
                                                                              -------------            ------------
                                                                                   22,014                  15,318
                                                                              -------------            ------------
          Operating earnings                                                          364                   1,807

Other income, net                                                                      15                     546
                                                                              -------------            ------------
          Earnings before income taxes                                                379                   2,353

Income tax expense                                                                    118                     764
                                                                              -------------            ------------
Net earnings                                                                          261                   1,589

Accretion of preferred stock                                                           57                       -
                                                                              -------------            ------------
          Net earnings applicable to common stock                               $     204               $   1,589
                                                                              =============            ============
Earnings per common share:
          Basic                                                                 $    0.02               $    0.18
          Diluted                                                               $    0.02               $    0.17

Weighted average common and common equivalent shares outstanding:
          Basic                                                                     9,603                   9,079
          Diluted                                                                   9,873                   9,457


          See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                                                          Three Months Ended
                                                                                    ------------------------------
                                                                                    April 2,             March 27,
                                                                                      1999                  1998
                                                                                    --------              --------
Net earnings                                                                        $    261              $  1,589

Other comprehensive income:
     Foreign currency translation adjustments                                            244                    81
     Unrealized gains on securities                                                        1                   264
                                                                                    --------              --------
Other comprehensive income before income taxes                                           245                   345

Income tax expense related to items of other
     comprehensive income                                                                 76                   112
                                                                                    --------              --------
Other comprehensive income, net of income taxes                                          169                   233
                                                                                    --------              --------
Comprehensive income                                                                $    430              $  1,822
                                                                                    ========              ========

          See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                          Three Months Ended
                                                                                       --------------------------
                                                                                        April 2,        March 27,
                                                                                          1999            1998
                                                                                       ---------       ----------
Cash flows from operating activities:
   Net earnings                                                                         $    261        $  1,589
   Adjustments to reconcile net earnings to net cash used in operating activities:
          Depreciation and amortization                                                    3,980           2,437
          Provision for losses on accounts receivable                                         36              24
          Provision for write down of inventories                                            314             108
          Provision for warranty expense                                                     183             108
          Deferred income taxes                                                             (187)           (938)
          Other                                                                              470               2
          Changes in assets and liabilities:
             Accounts receivable                                                          12,986           1,438
             Inventories                                                                  (5,697)         (1,935)
             Costs and estimated earnings in excess of billings on
               uncompleted contracts, net                                                (16,213)         (7,653)
             Prepaid expenses and deposits                                                (1,631)         (1,224)
             Accounts payable                                                             (7,278)           (722)
             Accrued expenses                                                             (2,345)           (566)
             Customer deposits                                                              (320)          2,244
             Income taxes                                                                    401          (1,226)
                                                                                       ----------      ----------
                    Net cash used in operating activities                                (15,040)         (6,314)
                                                                                       ---------       ----------
Cash flows from investing activities:
   Proceeds from sale of short-term investments                                           23,356          17,680
   Purchase of investment securities                                                        (360)           (125)
   Purchases of property, plant and equipment                                             (2,048)         (1,907)
   Increase in other assets                                                                  (38)              -
                                                                                       ---------       ----------
                    Net cash provided by investing activities                             20,910          15,648
                                                                                       ---------       ----------
Cash flows from financing activities:
   Payments under line of credit agreements                                                (179)            (942)
   Proceeds from issuance of common stock                                                   355              998
   Payments for repurchase of common stock                                                 (769)          (5,837)
                                                                                       ---------       ----------
                    Net cash used in financing activities                                  (593)          (5,781)
                                                                                       ---------       ----------
Effect of foreign exchange rate on cash and cash equivalents                                 36             (133)
                                                                                       ---------       ----------
Net change in cash and cash equivalents                                                   5,313            3,420
Cash and cash equivalents at beginning of year                                            1,834            8,176
                                                                                       ---------       ----------
Cash and cash equivalents at end of period                                              $ 7,147         $ 11,596
                                                                                       =========       ==========
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
   Interest                                                                             $   547         $    573
   Income taxes                                                                              64            2,897
Accretion of preferred stock                                                                 57               -

          See accompanying notes to consolidated financial statements.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. This report on Form 10-Q for the three months ended April 2, 1999 should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998.

The accompanying unaudited consolidated balance sheets and statements of operations, comprehensive income and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of operations for the interim three month period ended April 2, 1999 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 1998 consolidated financial statements and notes have been reclassified to conform to the 1999 presentation.

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

2.    BUSINESS ACQUISITIONS

On June 26, 1998, the Company, through its wholly-owned subsidiary, Evans & Sutherland Graphics Corporation ("ESGC"), acquired all of the outstanding stock of AccelGraphics, Inc. ("AGI") for approximately $23.7 million in cash and 1,109,303 shares of the Company's common stock valued at $25.7 million. In addition, the Company converted all outstanding AGI options into options to purchase approximately 351,000 shares of common stock of the Company with a fair value of $3.4 million and incurred transaction costs of approximately $1.1 million. AGI is based in Milpitas, California, and is a provider of high-performance, cost-effective, three-dimensional graphics subsystem products for the professional Windows NT and Windows 95 markets. The acquisition was accounted for by the purchase method and, accordingly, the results of operations of AGI have been included in the Company's consolidated financial statements from June 26, 1998 forward.

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

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following unaudited pro forma financial information presents the combined results of operations of the Company, AGI and SRI for the three months ended March 27, 1998 as if the acquisitions had occurred as of the beginning of 1998, after giving effect to certain adjustments, including, but not limited to, amortization of goodwill, decreased interest income and entries to conform to the Company's accounting policies (in thousands, except per share amounts).


Sales                                                      $   53,192

Net loss applicable to common  stock                       $     (403)

Loss per common share:
          Basic                                            $    (0.04)
          Diluted                                          $    (0.04)

There can be no assurance that the Company will be successful in integrating these separate companies, retaining key employees, or that these acquisitions will not be viewed as disadvantageous to existing AGI or SRI customers and/or existing E&S distributors that may consider themselves as competitors of the combined entity and thus adversely affect the Company's future operating results.

3.    INVENTORIES

Inventories consist of the following (in thousands):

                                  April 2,                 December 31,
                                    1999                       1998
                              -----------------          ----------------
                                 (Unaudited)

Raw materials                 $      27,627               $     26,084
Work-in-process                      28,362                     23,511
Finished goods                        2,700                      3,724
                              -----------------          ----------------
                              $      58,689               $     53,319
                              =================          ================

4.    SEGMENT AND RELATED INFORMATION

During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which changed the way the Company reports information about its operating segments.

The Company's business units have been aggregated into three reportable segments: simulation, workstation products, and applications. These reportable segments offer different products and services and are managed and evaluated separately because each segment uses different technologies and requires different marketing strategies. The simulation segment provides a broad line of visual systems for flight and ground simulators for training purposes to government, aerospace and commercial airline customers. The workstation products segment provides graphics accelerator products, including graphics chips and subsystems, to the personal PC workstation marketplace. The applications segment provides digital video applications for entertainment, educational and multimedia industries.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company evaluates segment performance based on earnings (loss) from operations before income taxes, interest income and expense, other income and expense and foreign exchange gains and losses. The Company's assets are not identifiable by segment.

                                                                 Workstation
(in thousands, unaudited)                    Simulation            Products          Applications         Total
                                             ---------------    ---------------     --------------    ------------
Three months ended April 2, 1999
   Sales                                     $       40,263     $   8,119            $       1,364     $  49,746
   Operating earnings (loss)                          3,301        (1,515)                  (1,422)          364

Three months ended March 27, 1998
   Sales                                             39,742         1,550                    1,129        42,421
   Operating earnings (loss)                          4,127          (318)                  (2,002)        1,807


5.    GEOGRAPHIC INFORMATION

The following table presents sales by geographic location based on the location of the use of the product or services. Sales to individual countries greater than 10% of consolidated sales are shown separately (in thousands):

                                                     Three Months Ended
                                                 April 2,          March 27,
                                                  1999              1998
                                            --------------    ---------------
                                                      (Unaudited)
United States                                $     25,491      $     27,208
United Kingdom                                     15,332             7,220
Europe (excluding United Kingdom)                   6,279             3,874
Pacific Rim                                         2,459             3,500
Other                                                 185               619
                                            --------------    ---------------
                                             $     49,746      $     42,421
                                            ==============    ===============

The following table presents property, plant and equipment by geographic location based on the location of the assets (in thousands):

                                                 April 2,          December 31,
                                                   1999                1998
                                             ----------------   ----------------
                                               (Unaudited)
United States                                $       51,666      $       52,876
Europe                                                  781                 817
                                             ----------------   ----------------
  Total property, plant and equipment, net   $       52,447      $       53,693
                                             ================   ================


6.    EARNINGS PER COMMON SHARE

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

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Following is a reconciliation between the basic and diluted weighted-average number of common shares for all periods presented (in thousands):

                                                       Three Months Ended
                                                   April 2,          March 27,
                                                     1999              1998
                                               --------------    ---------------
                                                        (Unaudited)

Basic weighted-average number of common shares
   outstanding during the period                      9,603              9,079
Weighted-average number of dilutive common
   stock options outstanding during the period          270                378
                                               --------------    ---------------
Diluted weighted-average number of common
   shares outstanding during the period               9,873              9,457
                                               ==============    ===============

In calculating earnings per common share, earnings were the same for both the basic and diluted calculation.

For the three months ended April 2, 1999, outstanding options to purchase 213,000 shares of common stock, 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures, 901,000 shares of common stock issuable upon conversion of the Company's Class B-1 Preferred Stock and 378,000 shares of common stock upon the exercise and conversion of warrants to purchase additional Class B-1 Preferred Stock were excluded from the computation of the diluted earnings per share because the exercise or conversion prices were greater than the average market price of the common stock during the quarter.

For the three months ended March 27, 1998, outstanding options to purchase 62,000 shares of common stock and 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures were excluded from the computation of the diluted earnings per share because the exercise or conversion prices were greater than the average market price of the common stock during the quarter.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes included in Item 1 of Part I of this form. All data in the tables are in thousands except for percentages. Except for the historical information contained herein, this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those indicated by such forward-looking statements.

OVERVIEW

Evans & Sutherland Computer Corporation ("Evans & Sutherland," "E&S(R)," or the "Company"), is an established high-technology company with outstanding computer graphics technology and a worldwide presence in high-performance 3D visual simulation. In addition, E&S is now applying this core technology into higher-growth personal computer ("PC") products for both simulation and workstations. The Company's core computer graphics technology is shared among the Company's simulation business, workstation products business, and applications business.

Simulation Group

The Simulation Group provides a broad line of visual systems for flight and ground training and related services to the United States and international armed forces, NASA and aerospace companies. E&S remains an industry leader for visual systems sales to various United States government agencies and more than 20 foreign governments for the primary purpose of training military vehicle operators. The Simulation Group is also a leading independent supplier of visual systems for flight simulators for commercial airlines. This group provides over 50 percent of the visual systems installed in full-flight training simulators for civil airlines, training centers, simulator manufacturers and aircraft manufacturers.

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

These workstation products support a wide range of professional OpenGL(R) graphics applications, including mechanical computer automated design, engineering analysis, digital content creation, visualization, simulation, animation, entertainment and architectural, engineering and construction. To optimize its position in these markets, E&S maintains close working relationships with more than 40 independent software vendors that provide products into these markets. Consequently, E&S is certified and/or tested on most of the popular PC workstation applications.

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

The Application Group's digital video products provide Windows NT, open system, standard platform based virtual studio systems for digital content production in the television broadcast, film, video, corporate training and multimedia industries. The E&S solution offers significant improvement in cost, ease of use and flexibility compared with the traditional, proprietary UNIX-based systems common in this developing market. The group's products are all-inclusive system solutions that incorporate visual system components and subsystems from the Simulation and Workstation Products Groups. E&S MindSet(TM), Virtual Studio System(TM) and the FuseBox(TM) control software with real-time, frame-accurate camera tracking and enable live talent to perform in real time on a virtual set generated using E&S 3D computer technology. The video output of the set meets today's digital broadcast video standards. Systems are installed worldwide in production, postproduction, broadcast and educational applications. The Applications Group's products are sold directly to end-users by E&S as a prime contractor or selectively through dealers.

RESULTS OF OPERATIONS

The following table presents the percentage of total sales represented by certain items for the Company for the periods presented:

                                                                                          First Quarter
                                                                             -----------------------------------------
                                                                                   1999                   1998
                                                                             ------------------      -----------------
                                                                                             (Unaudited)
Sales                                                                                  100.0%                 100.0%

Cost of sales                                                                           55.0                   59.6
                                                                             ------------------     ------------------
          Gross profit                                                                  45.0                   40.4

Expenses:
   Selling, general and administrative                                                  20.6                   20.4
   Research and development                                                             22.3                   15.7
   Amortization of goodwill and other intangible assets                                  1.4                      -
                                                                             ------------------     -----------------
Total operating expenses                                                                44.3                   36.1
                                                                             ------------------     -----------------
Operating earnings                                                                       0.7                    4.3

Other income, net                                                                          -                    1.2
                                                                             ------------------     -----------------
Earnings before income taxes                                                             0.7                    5.5

Income tax expense                                                                       0.2                    1.8
                                                                             ------------------     -----------------
          Net earnings                                                                   0.5                    3.7

Accretion of preferred stock                                                             0.1                      -
                                                                             ------------------     -----------------
          Net earnings applicable to common stock                                        0.4%                   3.7%
                                                                             ==================     =================

                                       12

Sales

In the first quarter of 1999, sales increased $7.3 million, or 17% ($49.7 million compared to $42.4 million in 1998). Sales for simulation products increased $0.5 million, or 1% ($40.3 million in the first quarter of 1999 compared to $39.7 million in the first quarter of 1998). The increase in sales of simulation products is due to increased sales volumes due to strong demand by U.S. and European government customers and commercial airline customers. Sales of workstation products increased $6.6 million, or 424% ($8.1 million in the first quarter of 1999 compared to $1.6 million in the first quarter of 1998). The increase in sales of workstation products is due to the acquisition of AccelGraphics, Inc. at the end of the second quarter of 1998. Sales of application products increased $0.2 million, or 21% ($1.4 million in the first quarter of 1999 compared to $1.1 million in the first quarter of 1998). The increase in sales of application products is due to increased sales volumes of Virtual Studio Systems.

Gross Profit

Gross profit increased $5.3 million, or 31% ($22.4 million in the first quarter of 1999 compared to $17.1 million in the first quarter of 1998). As a percent of sales, gross profit increased to 45.0% in the first quarter of 1999 from 40.4% in the first quarter of 1998. The increase in gross margin is due to lower margin contracts in the Simulation Group in which the Company served as the primary contractor and low-margin location-based entertainment sales in the Applications Group in 1998. This was offset by lower margins in 1999 in the Workstation Products Group as it has changed its business model from one based on royalty income to one based on sales of graphics subsystems which has product costs consistent with a manufacturing operation. Selling, General and Administrative

Selling, general and administrative expenses increased $1.6 million, or 18% ($10.2 million in the first quarter of 1999 compared to $8.6 million in the first quarter of 1998) but remained consistent as a percent of sales (20.6% in the first quarter of 1999 compared to 20.4% in the first quarter of 1998). The increase in these expenses is due to increased selling, general and administrative expenses related to the operations of ESGC (formerly AccelGraphics, Inc.) and increased labor costs due to increased headcount.

Research and Development

Research and development expenses increased $4.4 million, or 66% ($11.1 million in the first quarter of 1999 compared to $6.7 million in the first quarter of
1998) and increased as a percent of sales (22.3% in the first quarter of 1999 compared to 15.7% in the first quarter of 1998). The increase in these expenses is due to increased research and development expenses related to the operations of ESGC to support increased research and development activity in the
Workstation Products Group as well as higher costs in the Simulation Group relating to the launch of its Harmony(TM) image generator.

Amortization of Goodwill and Other Intangible Assets

Amortization of goodwill and other intangible assets increased $0.7 million ($0.7 million in the first quarter of 1999 compared to $8,000 in the first quarter of 1998). The increase in these expenses is due to the amortization of goodwill and other intangible assets related to the acquisitions of AGI and SRI during the second quarter of 1998. The goodwill is being amortized using the straight-line method over an estimated useful life of seven years. The other intangible assets are being amortized using the straight-line method over estimated useful lives ranging from six months to seven years.

Other Income, Net

Other income, net decreased $0.5 million ($15,000 in the first quarter of 1999 compared to $0.5 million in the first quarter of 1998). Interest income was $0.2 million and $0.6 million in the first quarter of 1999 and the first quarter of 1998, respectively. The decrease in interest income is due to the decrease in the average cash and cash equivalents and short-term investments balances in the first quarter of 1999 as compared to the first quarter of 1998.

Income Taxes

The effective tax rate was 31.1% and 32.5% of pre-tax earnings for the first quarter of 1999 and 1998, respectively. These rates are calculated based on an estimated annual effective tax rate applied to earnings before income taxes.

LIQUIDITY & CAPITAL RESOURCES

At April 2, 1999, the Company had working capital of $135.9 million, including cash, cash equivalents and short-term investments of $9.6 million, compared to working capital of $134.4 million at December 31, 1998, including cash, cash equivalents and short-term investments of $27.7 million. During the first quarter of 1999, the Company used $15.0 million of cash in its operating activities, generated $20.9 of cash from its investing activities, and used $0.6 million of cash in its financing activities.

The primary uses of cash from its operating activities included an increase in costs and estimated earnings in excess of billings on uncompleted contracts, net of $16.2 million, a decrease in accounts payable of $7.3 million, an increase in inventories of $5.7 million and a decrease in accrued expenses of $2.3 million. These primary uses of cash were partially offset by $13.0 million net cash flow from the collection of accounts receivable and $4.0 million of depreciation and amortization expense. The increase in costs and estimated earnings in excess of billings on uncompleted contracts was due to the Company's overall revenue growth in addition to the timing of revenue and billing milestones. The increase in inventories is attributed to the Company's transition to new products that required the need to carry inventories of old and new products simultaneously and the Company's initial transition efforts to outsource certain aspects of its manufacturing assemblies which resulted in temporary duplications of certain inventories.

The Company's investing activities during the first quarter of 1999 included capital expenditures of $2.0 million for building improvements and equipment. Proceeds from the sale of short-term investments provided $23.4 million of cash during the first quarter of 1999.

The Company's financing activities during the first quarter of 1999 included the use of $0.8 million for the repurchase of common stock and $0.2 million for repayments under line of credit agreements. Proceeds from the issuance of common stock relating to the exercise of stock options provided $0.4 million of cash during the first quarter of 1999.

On February 18, 1998, the Company's Board of Directors authorized the repurchase of up to 600,000 shares of the Company's common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996. On September 8, 1998, the Company's Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's common stock. Subsequent to February 18, 1998, the Company has repurchased 784,000 shares of its common stock; thus, 816,000 shares currently remain available for repurchase as of May 14, 1999. Stock may be acquired in the open market or through negotiated transactions. Under the program, repurchases may be made from time to time, depending on market conditions, share price, and other factors. These repurchases are to be used primarily to meet current and near-term requirements for the Company's stock-based benefit plans.

In November 1998, the Company entered into a revolving line of credit agreement with U.S. Bank National Association. The revolving line of credit provides for borrowings by the Company of up to $20.0 million. Borrowings bear interest at the prevailing prime rate minus 1.0% or the LIBOR rate plus 1.0%. The revolving line of credit expires on November 10, 1999. The revolving line of credit, among other things, (i) requires the Company to maintain certain financial ratios;
(ii) restricts the Company's ability to incur debt or liens; sell, assign, pledge or lease assets; merge with another company; and (iii) restricts the payment of dividends and repurchase of any of the Company's outstanding shares without prior consent of the lender. The revolving line of credit is unsecured. There were no borrowings under this agreement outstanding as of April 2, 1999. In addition, the Company has a $7.5 million unsecured line for letters of credit with U.S. Bank National Association for which there were approximately $6.1 million outstanding as of April 2, 1999.

As of April 2, 1999, the Company had revolving line of credit agreements with foreign banks totaling approximately $6.6 million, of which approximately $2.7 million was unused and available. The Company has a letter of credit with another bank in the United States for $5.0 million as a guarantee for one of the Company's foreign line of credit agreements.

In July 1998, the Company obtained approximately $24.0 million, less transaction costs of approximately $0.5 million, of financing through the sale of 901,408 shares of the Company's Class B-1 Preferred Stock, no par value, and issued warrants to purchase 378,462 additional shares of the Company's Class B-1 Preferred Stock at an exercise price of $33.28125 per share to Intel Corporation ("Intel"). Intel has certain contractual rights, including registration rights, a right of first refusal, and a right to require the Company to repurchase the 901,408 shares of Class B-1 Preferred Stock, 378,462 shares underlying the warrant, and shares of common stock of the Company issuable upon conversion of the Class B-1 Preferred Stock (the "Intel Shares") for any transaction qualifying as a Corporate Event, as defined below. If Intel fails to exercise its right of first refusal as to a Corporate Event, Intel shall, upon the Company's entering into an agreement to consummate a Corporate Event, have the right to sell to the Company any or all of the Intel Shares. A Corporate Event shall mean any of the following, whether accomplished through one or a series of related transactions: (a) certain transactions that result in a greater than 33% change in the total outstanding number of voting securities of the Company immediately after such issuance; (b) an acquisition of the Company or any of its significant subsidiaries by consolidation, merger, share purchase or exchange or other reorganization or transaction in which the holders of the Company's or such significant subsidiary's outstanding voting securities immediately prior to such transaction own, immediately after such transaction, securities representing less than 50% of the voting power of the Company, any such significant subsidiary or the person issuing such securities or surviving such transaction, as the case may be; (c) the acquisition of all or substantially all the assets of the Company or any significant subsidiary; (d) the grant by the Company or any of its significant subsidiaries of an exclusive license for any material portion of the Company's or such significant subsidiary's intellectual property to a person other than Intel or any of its subsidiaries; or (e) any transaction or series of related transactions that result in the failure of the majority of the members of the Company's Board of Directors immediately prior to the closing of such transaction or series of related transactions failing to constitute a majority of the Board of Directors (or its successor) immediately following such transaction or series of related transactions.

As of April 2, 1999, the Company had approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the "6% Debentures"). The 6% Debentures are unsecured and are convertible at each bondholder's option into shares of the Company's common stock at a conversion price of $42.10 or 428,000 shares of the Company's common stock subject to adjustment. The 6% Debentures are redeemable at the Company's option, in whole or in part, at par.

Management believes that existing cash, cash equivalents and short-term investment balances, borrowings available under its line of credit agreements and cash from future operations will be sufficient to meet the Company's anticipated working capital needs, research and development, routine capital expenditures and current debt service obligations for the next twelve months. The Company's cash, cash equivalents and short-term investments are available for working capital needs, research and development, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise. On a longer-term basis, if future cash from operations and existing line of credit agreements are not sufficient to meet the Company's cash requirements, the Company may be required to renegotiate its existing line of credit agreements or seek additional financing from the issuance of debt or equity securities. There can be no assurances that the Company would be successful in renegotiating its existing line of credit agreements or obtaining additional debt or equity financing.

ACQUIRED IN-PROCESS TECHNOLOGY

In connection with the acquisitions of AGI and SRI, the Company made allocations of the purchase price to various acquired in-process technology projects. These amounts were expensed as non-recurring charges in the quarter ended June 26, 1998 because the acquired in-process technology had not yet reached technological feasibility and had no future alternative uses.

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

         Mid-range Professional Graphics Subsystem (2100). This technology is a graphics subsystem with built in VGA core and integral DMA engines. This technology provides superior graphics performance over previous technologies, and includes features such as stereo and dual monitor support and various texture memory configurations. The technology is used in the AccelGALAXY(TM) product, which was completed and began shipping to customers in late third quarter of 1998. The cost to complete this project subsequent to the acquisition of AGI was $0.3 million, $0.1 million over the budgeted amount and was funded by working capital. The project was also completed a month later than scheduled. The assigned value to this technology is $6.1 million.

          CAD-focused Professional Graphics Subsystem (1200). This technology is a graphic subsystem with lower costs compared to the mid-range technology, resulting in a more cost-effective graphics solution for the end-user. It provides the cost sensitive user with adequate graphics performance, with few features, and a single texture configuration option. The technology is used in the E&S Lightning 1200(TM) product, which was completed in March 1999 and began shipping product to customers in April 1999. The cost to complete this project subsequent to the acquisition of AGI was $0.5 million, $0.2 million over the budgeted amount and was funded by working capital. The project was also completed three months later than scheduled. The assigned value for this technology is $6.2 million.

          Multiple-Controller Graphics Subsystems (2200). This technology is a high-end graphics subsystem involving the parallel use of two or four controllers. This technology is aimed at super users in the graphics area who need significant increases in performance and features to accomplish their tasks and are willing to pay the increased price necessary to support those requirements. This technology is in development with its introduction date under review. As of April 2, 1999, the cost to complete this project subsequent to the acquisition of AGI was $0.4 million. Management estimates that additional costs to complete this project will be $0.3 million and it will be completed by the end of the second quarter of 1999. This project will be funded by working capital. The assigned value for this technology is $2.7 million.

         On-board Geometry Engine Graphics Subsystem (AccelGMX(TM)). This technology is a mid-range graphics subsystem with a geometry engine on board. This technology is aimed at the performance intensive graphics end-user. It has fewer features than the mid-range professional technology, but faster geometry performance compared to the mid-range professional technology on Pentium II processors. This technology was completed in the third quarter of 1998 and the AccelGMX product that uses this technology began shipping to customers at that time. The cost to complete this project subsequent to the acquisition of AGI was $0.1 million and was funded by working capital. The assigned value of this technology was $5.3 million.

          The AccelGALAXY has performed below revenue estimates due to the delay in product introduction by the Company and a delayed design win at one major OEM. Management is unable to predict the long-term effect of this one-month delay. Subsequent to the Company's acquisition of AGI, the developer of the chip used on the AccelGMX also acquired a board company, Dynamic Pictures, and entered the graphics accelerator market in direct competition with the AccelGMX. As a result, the AccelGMX has performed below revenue estimates. The E&S Lightning 1200 performed below revenue estimates due to the delay in product introduction by the Company. Management is unable to predict the long-term effect of this delay.

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

The Company has created a company-wide Year 2000 team to identify and resolve Year 2000 issues associated either with the Company's internal systems or the products and services sold by the Company. As part of this effort, the Company is communicating with its main suppliers of technology products and services regarding the Year 2000 status of such products or services. The Company has identified and tested its main internal systems. The Company expects to complete implementation of needed Year 2000-related modifications to its information systems by mid-1999. The Company has also assessed its internal non-information technology systems, and expects to complete testing and any needed modifications to these systems in mid-1999.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, includes certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act, including, among others, those statements preceded by, followed by or including the words "believes," "expects," "anticipates" or similar expressions.

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization and technology and other risks detailed in this filing and in the Company's most recent Form 10-K. Although the Company believes it has the product offerings and resources for continuing success, future revenue and margin trends cannot be reliably predicted. Factors external to the Company can result in volatility of the Company's common stock price. Because of the foregoing factors, recent trends are not necessarily reliable indicators of future stock prices or financial performance and there can be no assurance that the events contemplated by the forward-looking statements contained in this quarterly report will, in fact, occur.

TRADEMARKS USED IN THIS FORM 10-Q

AccelGALAXY, AccelGMX, Digistar, E&S, E&S Ligtning 1200, FuseBox, Harmony, MindSet, REALimage, StarRider, and Virtual Studio System are trademarks or registered trademarks of Evans & Sutherland Computer Corporation. All other product, service, or trade names or marks are the properties of their respective owners.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which the Company is exposed are changes in foreign currency exchange rates and changes in interest rates. The Company's international sales, which accounted for 49% of the Company's total sales in the three months ended April 2, 1999 are concentrated in the United Kingdom, continental Europe and Asia. The Company manages its exposure to changes in foreign currency exchange rates by entering into most of its sales and purchase contracts for products and materials in U.S. dollars. Occasionally, the Company enters into sales and purchase contracts for products and materials denominated in currencies other than U.S. dollars and in those cases the Company enters into foreign exchange forward sales or purchase contracts to offset those exposures. Foreign currency purchase and sale contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for trading purposes and does not use leveraged contracts. As of April 2, 1999, the Company had no material sales or purchase contracts in currencies other than U.S. dollars and had no foreign currency sales or purchase contracts.

The Company reduces its exposure to changes in interest rates by maintaining a high proportion of its debt in fixed-rate instruments. As of April 2, 1999, 82% of the Company's total debt was in fixed-rate instruments; however, the Company has a revolving line of credit that provides for borrowings by the Company of up to $20.0 million. The borrowings bear interest at a variable rate at the prevailing prime rate minus 1.0% or the LIBOR rate plus 1.0%. If the Company were to borrow all of the $20.0 million of the revolving line of credit and the $6.6 million of foreign lines of credit, 40% of the Company's total debt would be in fixed-rate instruments. In addition, the Company maintains an average maturity of its short-term investment portfolio under twelve months to avoid large changes in its market value. As of April 2, 1999, the average maturity of the Company's short-term investments was approximately nine months.


                           PART II - OTHER INFORMATION


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K


         (a)   Exhibits

         Regulation S-K
         Exhibit No.                Description

         27.1 Financial Data Schedule (filed as part of electronic filing only)


         (b)   Reports on Form 8-K

                None.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     EVANS & SUTHERLAND COMPUTER CORPORATION





Date       May 17, 1999             By:    /S/ John T. Lemley
                                           ----------------------
                                           John T. Lemley, Vice President
                                           and Chief Financial Officer
                                           (Principal Financial Officer)