Form 10-Q
period 1999-07-02
EVANS & SUTHERLAND COMPUTER CORP
filed 1999-08-16
CIK 276283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
               __________________________________________________

                                    FORM 10-Q

     (Mark One)
          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Quarterly Period Ended July 2, 1999

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Transition Period from _____ to _____

                          Commission File Number 0-8771
               __________________________________________________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                         Outstanding Shares at August 6, 1999
---------------------------------            -----------------------------
   Common Stock, $0.20 par value                       9,420,440

                    EVANS & SUTHERLAND COMPUTER CORPORATION

                                      INDEX

                  FORM 10-Q FOR THE QUARTER ENDED JULY 2, 1999

                                                                      Page No.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of July 2, 1999 and             3
               December 31, 1998

            Consolidated Statements of Income for the
               three months ended July 2, 1999 and June 26, 1998           4

            Consolidated Statements of Income for the six months
               ended July 2, 1999 and June 26, 1998                        5

            Consolidated Statements of Comprehensive Income for
               the three and six months ended July 2, 1999 and
               June 26, 1998                                               6

            Consolidated Statements of Cash Flows for the six
               months ended July 2, 1999 and June 26, 1998                 7

            Notes to Consolidated Financial Statements                     8

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        11

Item 3.     Quantitative and Qualitative Disclosures About
               Market Risk                                                21

                           PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders           22

Item 6.     Exhibits and Reports on Form 8-K                              22

            Signature                                                     23

                         PART I - FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                 July 2,          December 31,
                                                                                   1999               1998
                                                                               ------------      ------------
                                                                                 (Unaudited)
Assets:
   Cash and cash equivalents                                                   $   21,439          $  1,834
   Short-term investments                                                           3,706            25,907
   Accounts receivable, less allowance for doubtful
      receivables of $1,510 in 1999 and $1,616 in 1998                             31,307            46,866
   Inventories                                                                     53,386            53,319
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                     73,290            58,682
   Deferred income taxes                                                            9,414             9,450
   Prepaid expenses and deposits                                                    8,223             7,278
                                                                               ------------      ------------
          Total current assets                                                    200,765           203,336

Property, plant and equipment, net                                                 51,093            53,693
Investment securities                                                               4,603             3,380
Deferred income taxes                                                               2,691             2,487
Goodwill and other intangible assets, net                                           9,925            11,351
Other assets                                                                          536             1,421
                                                                               -----------       ------------
           Total assets                                                        $  269,613         $ 275,668
                                                                               ============      ============

Liabilities and stockholders' equity:
   Line of credit agreements                                                   $    3,399         $   4,298
   Accounts payable                                                                14,894            24,667
   Accrued expenses                                                                28,116            27,147
   Customer deposits                                                                4,266             3,339
   Income taxes payable                                                             5,059             2,436
   Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                     10,502             7,092
                                                                               ------------      ------------
          Total current liabilities                                                66,236            68,979
                                                                               ------------      ------------
Long-term debt                                                                     18,024            18,062
                                                                               ------------      ------------
Commitments and contingencies

Redeemable convertible preferred stock, class B-1, no par value;
   authorized 1,500,000 shares; issued and outstanding 901,408
   shares at July 2, 1999 and December 31, 1998                                    23,658            23,544
                                                                               ------------      ------------
Stockholders' equity:
   Preferred stock, no par value; authorized 8,500,000 shares;
      no shares issued and outstanding                                                  -                 -
   Common stock, $.20 par value; authorized 30,000,000
      shares; issued and outstanding 9,627,701 shares at
      July 2, 1999 and 9,597,660 shares at December 31, 1998                        1,926             1,920
   Additional paid-in capital                                                      23,444            23,420
   Retained earnings                                                              136,209           139,498
   Accumulated other comprehensive income                                             116               245
                                                                               -----------       ------------
          Total stockholders' equity                                              161,695           165,083
                                                                               ------------      ------------
          Total liabilities and stockholders' equity                           $  269,613        $  275,668
                                                                               ============      ============

          See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In thousands, except per share amounts)

                                                                                        Three Months Ended
                                                                              ---------------------------------------
                                                                                July 2,                  June 26,
                                                                                 1999                      1998
                                                                              -------------            --------------
Sales                                                                           $   44,023               $    43,638

Cost of sales                                                                       26,420                    24,359
                                                                              -------------            --------------
Gross profit
                                                                                    17,603                    19,279
                                                                              -------------            --------------
Operating expenses:
   Selling, general and administrative                                              11,943                     9,318
   Research and development                                                         10,949                     6,808
   Amortization of goodwill and other intangible assets                                713                         8
   Write-off of acquired in-process technology                                           -                    20,780
                                                                              -------------            --------------
                                                                                    23,605                    36,914
                                                                              -------------            --------------
      Operating loss                                                                (6,002)                  (17,635)

Other income, net                                                                    1,022                       572
                                                                              -------------            --------------
Loss before income taxes                                                            (4,980)                  (17,063)

Income tax expense (benefit)                                                        (1,544)                    1,208
                                                                              -------------            --------------

      Net loss                                                                      (3,436)                  (18,271)

Accretion of preferred stock                                                            57                         -
                                                                              -------------            --------------

Net loss applicable to common stock                                            $    (3,493)              $   (18,271)
                                                                              =============            ==============

Net loss per common share:
          Basic                                                                $     (0.36)              $     (2.04)
          Diluted                                                              $     (0.36)              $     (2.04)

Weighted average common and common
   equivalent shares outstanding:
          Basic                                                                      9,601                     8,939
          Diluted                                                                    9,601                     8,939


          See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In thousands, except per share amounts)

                                                                                         Six Months Ended
                                                                              ---------------------------------------
                                                                                July 2,                  June 26,
                                                                                 1999                      1998
                                                                              -------------             -------------
Sales                                                                          $    93,769               $    86,059

Cost of sales                                                                       53,788                    49,655
                                                                              -------------             -------------
          Gross profit
                                                                                    39,981                    36,404
                                                                              -------------             -------------
Operating expenses:
   Selling, general and administrative                                              22,164                    17,951
   Research and development                                                         22,029                    13,485
   Amortization of goodwill and other intangible assets                              1,426                        16
   Write-off of acquired in-process technology                                           -                    20,780
                                                                              -------------             -------------

                                                                                    45,619                    52,232
                                                                              -------------             -------------

      Operating loss                                                                (5,638)                  (15,828)

Other income, net                                                                    1,037                     1,118
                                                                              -------------             -------------
      Loss before income taxes                                                      (4,601)                  (14,710)

Income tax expense (benefit)                                                        (1,426)                    1,972
                                                                              -------------             -------------

      Net loss                                                                      (3,175)                  (16,682)

Accretion of preferred stock
                                                                                       114                         -
                                                                              -------------             -------------

Net loss applicable to common stock                                            $    (3,289)              $   (16,682)
                                                                              =============             =============
Net loss per common share:
          Basic                                                                 $    (0.34)              $     (1.85)
          Diluted                                                               $    (0.34)              $     (1.85)

Weighted average common and common
   equivalent shares outstanding:
          Basic                                                                      9,602                     9,009
          Diluted                                                                    9,602                     9,009

          See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (Unaudited, in thousands)

                                                                                          Three Months Ended
                                                                              ---------------------------------------
                                                                                     July 2,              June 26,
                                                                                      1999                  1998
                                                                              -------------            --------------

Net loss                                                                       $    (3,436)             $    (18,271)
Other comprehensive income (loss):
     Foreign currency translation adjustments                                         (442)                       53
     Unrealized gains (losses) on securities                                            10                      (316)
                                                                              -------------            --------------
Other comprehensive loss before income taxes                                          (432)                     (263)
Income tax benefit related to items of other
  comprehensive loss                                                                  (134)                      (85)
                                                                              -------------            --------------
Other comprehensive loss, net of income taxes                                         (298)                     (178)
                                                                              -------------            --------------
Comprehensive loss                                                             $    (3,734)             $    (18,449)
                                                                              =============            ==============

                                                                                          Six Months Ended
                                                                              ---------------------------------------
                                                                                     July 2,              June 26,
                                                                                      1999                  1998
                                                                              -------------            --------------

Net loss                                                                       $    (3,175)             $    (16,682)
Other comprehensive income (loss):
     Foreign currency translation adjustments                                         (197)                      135
     Unrealized gains (losses) on securities                                            10                       (53)
                                                                              -------------            --------------
Other comprehensive loss before income taxes                                          (187)                       82
Income tax benefit related to items of other
  comprehensive loss                                                                   (58)                       27
                                                                              -------------            --------------
Other comprehensive loss, net of income taxes                                         (129)                       55
                                                                              -------------            --------------
Comprehensive loss                                                             $    (3,304)             $    (16,627)
                                                                              =============            ==============

          See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                            Six Months Ended
                                                                              ---------------------------------------
                                                                                   July 2,                June 26,
                                                                                    1999                    1998
                                                                              --------------           --------------
Cash flows from operating activities:
   Net loss                                                                    $     (3,175)            $   (16,682)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                   8,019                   5,005
      Provision for losses on accounts receivable                                       241                      62
      Provision for write down of inventories                                           459                    (228)
      Provision for warranty expense                                                    389                      79
      Deferred income taxes                                                            (205)                   (923)
      Write-off of acquired in-process technology                                         -                  20,780
      Other                                                                             223                    (454)
      Changes in assets and liabilities:
         Accounts receivable                                                         15,255                     467
         Inventories                                                                 (5,242)                 (3,463)
         Costs and estimated earnings in excess of billings on uncompleted
            contracts, net                                                          (11,193)                 (9,806)
         Prepaid expenses and deposits                                                 (952)                   (789)
         Accounts payable                                                            (9,729)                 (1,487)
         Accrued expenses                                                               599                  (1,124)
         Customer deposits                                                              926                  (1,352)
         Income taxes                                                                 2,690                  (4,300)
                                                                              --------------           --------------
            Net cash used in operating activities                                    (1,695)                (14,215)
                                                                              --------------           --------------
Cash flows from investing activities:
   Purchases of short-term investments                                               (3,450)                 (3,700)
   Proceeds from sale of short-term investments                                      25,651                  38,501
   Purchases of investment securities                                                  (636)                   (310)
   Proceeds from sale of investment securities                                            -                   3,341
   Purchases of property, plant and equipment                                        (5,373)                 (5,947)
   Proceeds from sale of certain manufacturing assets                                 6,010                       -
   Acquisitions, net of cash acquired                                                     -                  (7,603)
   Increase in other assets                                                             (37)                      -
                                                                              --------------           --------------
            Net cash provided by investing activities                                22,165                  24,282
                                                                              --------------           --------------
Cash flows from financing activities:
   Borrowings under line of credit agreements                                             -                   4,166
   Payments under line of credit agreements                                            (629)                    (24)
   Proceeds from issuance of common stock                                               881                   1,256
   Payments for repurchase of common stock                                             (769)                 (5,837)
                                                                              --------------           --------------
            Net cash used in financing activities                                      (517)                   (439)
                                                                              --------------           --------------
Effect of foreign exchange rate on cash and cash equivalents                           (348)                   (155)
                                                                              --------------           --------------
Net change in cash and cash equivalents                                              19,605                   9,473
Cash and cash equivalents at beginning of year                                        1,834                   8,176
                                                                              --------------           --------------
Cash and cash equivalents at end of period                                     $     21,439             $    17,649
                                                                              ==============           ==============

Supplemental Disclosures of Cash Flow Information
   Interest                                                                    $        664             $       596
   Income taxes, net of refunds                                                      (3,635)                  5,673
Accretion of preferred stock                                                            114                       -

          See accompanying notes to consolidated financial statements.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. This report on Form 10-Q for the three months and six months ended July 2, 1999 should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998.

The accompanying unaudited consolidated balance sheets and statements of income, comprehensive income and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of operations for the interim three and six month periods ended July 2, 1999 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 1998 consolidated financial statements and notes have been reclassified to conform to the 1999 presentation.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value. We are currently assessing the effects of adopting SFAS 133, and the impact of adopting this statement is not anticipated to be material to the financial statements.

2.    PURCHASE COMMITMENTS AND SALE OF MANUFACTURING ASSETS

On June 3, 1999, the Company sold certain manufacturing capital assets and inventory for $6.0 million as part of the Company's efforts to outsource the production of certain electronic products and assemblies. In addition, the Company entered into an Electronic Manufacturing Services Agreement with a third-party manufacturer. The agreement commits the Company to purchase a minimum of $22.0 million of electronic products and assemblies from the third-party manufacturer each year for three years from the date of the agreement. If the Company fails to meet these minimum purchase levels, subject to adjustment, the Company may be required to pay 25 percent of the difference between the $22.0 million and the amount purchased.

3.    INVENTORIES

Inventories consist of the following (in thousands):

                               July 2,                 December 31,
                                1999                     1998
                        -----------------          ----------------
                            (Unaudited)

Raw materials             $     24,114              $     26,084
Work-in-process                 25,924                    23,511
Finished goods                   3,348                     3,724
                        -----------------          ----------------
                          $     53,386              $     53,319
                        =================          ================

4.    SEGMENT AND RELATED INFORMATION

During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which changed the way the Company reports information about its operating segments.

The Company's business units have been aggregated into three reportable segments: simulation, workstation products, and applications. These reportable segments offer different products and services and are managed and evaluated separately because each segment uses different technologies and requires different marketing strategies. The simulation segment provides a broad line of visual systems for flight and ground simulators for training purposes to government, aerospace and commercial airline customers. The workstation products segment provides graphics accelerator products, including graphics chips and subsystems, to the personal PC workstation marketplace. The applications segment provides digital video applications for entertainment, educational, multimedia and real estate development industries.

The Company evaluates segment performance based on income (loss) from operations before income taxes, interest income and expense, other income and expense and foreign exchange gains and losses. The Company's assets are not identifiable by segment (in thousands, unaudited).

                                             Simulation          Workstation        Applications         Total
                                                                   Products
                                             ---------------    ---------------     --------------    ------------

Three months ended July 2, 1999:
   Sales                                     $     35,492       $     6,751         $     1,780       $     44,023
   Operating income (loss)                            331            (4,724)             (1,609)            (6,002)

Three months ended June 26, 1998:
   Sales                                     $      40,108      $     1,677         $     1,853       $     43,638
   Operating income (loss)                           5,559          (21,410)             (1,784)           (17,635)

Six months ended July 2, 1999:
   Sales                                     $      75,755      $    14,870         $     3,144       $     93,769
   Operating income (loss)                           3,632           (6,239)             (3,031)            (5,638)

Six months ended June 26, 1998:
   Sales                                     $      79,850      $     3,227         $     2,982       $     86,059
   Operating income (loss)                           9,686          (21,728)             (3,786)           (15,828)


5.    GEOGRAPHIC INFORMATION

The following table presents sales by geographic location based on the location of the use of the product or services. Sales to individual countries greater than 10% of consolidated sales are shown separately (in thousands, unaudited):

                                                    Three Months Ended                    Six Months Ended
                                                July 2,           June 26,           July 2,            June 26,
                                                 1999               1998               1999               1998
                                             ---------------    ---------------    --------------     --------------

United States                                $      21,461      $      20,172      $    46,952        $     47,381
United Kingdom                                      10,465             11,832           25,797              19,052
Europe (excluding United Kingdom)                    7,590              4,192           13,869               8,066
Pacific Rim                                          4,267              6,521            6,726              10,024
Other                                                  240                921              425               1,536
                                             ---------------    ---------------    --------------     --------------
                                             $      44,023      $      43,638      $    93,769        $     86,059
                                             ===============    ===============    ==============     ==============

The following table presents property, plant and equipment by geographic location based on the location of the assets (in thousands, unaudited):

                                                                            July 2,                  December 31,
                                                                             1999                        1998
                                                                         ---------------            ----------------

United States                                                            $     50,403               $     52,876
Europe                                                                            690                        817
                                                                         ---------------            ----------------

     Total property, plant and equipment, net                            $     51,093               $     53,693
                                                                         ===============            ================

6.    EARNINGS PER COMMON SHARE

Earnings per common share is computed based on the weighted-average number of common shares and, if appropriate, dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents.

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

For the three months ended July 2, 1999, outstanding options to purchase 289,000 shares of common stock, 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures, 901,000 shares of common stock issuable upon conversion of the Company's Class B-1 Preferred Stock and 378,000 shares of common stock upon the exercise and conversion of warrants to purchase additional Class B-1 Preferred Stock were excluded from the computation of the diluted earnings per share because to include such shares would have had an anti-dilutive effect on earnings per common share.

For the six months ended July 2, 1999, outstanding options to purchase 280,000 shares of common stock, 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures, 901,000 shares of common stock issuable upon conversion of the Company's Class B-1 Preferred Stock and 378,000 shares of common stock upon the exercise and conversion of warrants to purchase additional Class B-1 Preferred Stock were excluded from the computation of the diluted earnings per share because to include such shares would have had an anti-dilutive effect on earnings per common share.

For the three months ended June 26, 1998, outstanding options to purchase 446,000 shares of common stock and 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures were excluded from the computation of the diluted earnings per share because to include such shares would have had an anti-dilutive effect on earnings per common share.

For the six months ended June 26, 1998, outstanding options to purchase 414,000 shares of common stock and 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures were excluded from the computation of the diluted earnings per share because to include such shares would have had an anti-dilutive effect on earnings per common share.

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

Simulation Group

The Simulation Group provides a broad line of visual systems for flight and ground training and related services to the United States and international armed forces, NASA and aerospace companies. E&S remains an industry leader for visual systems sales to various United States government agencies and more than 20 foreign governments for the primary purpose of training military vehicle operators. The Simulation Group is also a leading independent supplier of visual systems for flight simulators for commercial airlines. This group provides over 50 percent of the visual systems installed worldwide in full-flight training simulators for civil airlines, training centers, simulator manufacturers and aircraft manufacturers.

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

The Applications Group's digital video products provide Windows NT, open system, standard platform based virtual studio systems for digital content production in the television broadcast, film, video, corporate training and multimedia industries. The E&S solution offers significant improvement in cost, ease of use and flexibility compared with the traditional, proprietary UNIX-based systems common in this developing market. The group's products are all-inclusive system solutions that incorporate visual system components and subsystems from the Simulation and Workstation Products Groups. E&S MindSet(TM), Virtual Studio System(TM) and the FuseBo(TM) control software with real-time, frame-accurate camera tracking and enable live talent to perform in real time on a virtual set generated using E&S 3D computer technology. The video output of the set meets today's digital broadcast video standards. Systems are installed worldwide in production, postproduction, broadcast and educational applications. The Applications Group's products are sold directly to end-users by E&S as a prime contractor or selectively through dealers.

On July 20, 1999, the Applications Group introduced its RAPIDsit(TM) product. RAPIDsite is a photo-realistic visualization tool designed for use by real-estate developers, consulting engineers, architects and municipal planners involved with urban, suburban and environmentally sensitive development projects. RAPIDsite features fast 3D-model construction, accelerated graphics rendering performance and interactive exploration of a proposed development on a Windows NT computer with an Open GL graphics accelerator.

RESULTS OF OPERATIONS

The following table presents the percentage of total sales represented by certain items for the Company for the periods presented (unaudited):

                                                                 Three Months Ended             Six Months Ended
                                                              -------------------------    ---------------------------
                                                               July 2,       June 26,       July 2,         June 26,
                                                                 1999          1998           1999            1998
                                                              -----------    ----------    -----------     -----------

Sales                                                             100.0%         100.0%        100.0%          100.0%

Cost of sales                                                      60.0           55.8          57.4            57.7
                                                              -----------    ----------    -----------     -----------

     Gross profit                                                  40.0           44.2          42.6            42.3

Operating expenses:
     Selling, general and administrative                           27.1           21.4          23.6            20.9
     Research and development                                      24.9           15.6          23.5            15.7
     Amortization of goodwill and other intangible assets           1.6              -           1.5               -
     Write-off of acquired in-process technology                      -           47.6             -            24.1
                                                              -----------    ----------    -----------     -----------

Operating expenses                                                 53.6           84.6          48.6            60.7
                                                              -----------    ----------    -----------     -----------

Operating loss                                                    (13.6)         (40.4)         (6.0)          (18.4)

Other income, net                                                   2.3            1.3           1.1             1.3
                                                              -----------    ----------    -----------     -----------

Loss before income taxes                                          (11.3)         (39.1)         (4.9)          (17.1)

Income tax expense (benefit)                                       (3.5)           2.8          (1.5)            2.3
                                                              -----------    ----------    -----------     -----------

     Net loss                                                      (7.8)         (41.9)         (3.4)          (19.4)

Accretion of preferred stock                                        0.1              -           0.1               -
                                                              -----------    ----------    -----------     -----------

     Net loss applicable to common stock                           (7.9)%        (41.9)%        (3.5)%         (19.4)%
                                                              ===========    ==========    ===========     ===========

Second Quarter 1999 Compared to Second Quarter 1998

Sales

Sales increased to $44.0 million in the second quarter of 1999 from $43.6 million in the second quarter of 1998. Sales for simulation products decreased $4.6 million, or 12% ($35.5 million in the second quarter of 1999 compared to $40.1 million in the second quarter of 1998). The decrease in sales of simulation products is due to three more systems shipped to commercial customers in the second quarter of 1998 than in the same period of 1999. In addition, delays in some government programs in the second quarter of 1999 resulted in lower simulation products revenues than in the second quarter of 1998. Sales of workstation products increased $5.1 million, or 303% ($6.8 million in the second quarter of 1999 compared to $1.7 million in the second quarter of 1998). The increase in sales of workstation products is due to the acquisition of AccelGraphics, Inc. ("AGI") at the end of the second quarter of 1998 which introduced new workstation products and increased the volume of workstation products sold. Sales of application products decreased $0.1 million, or 4% ($1.8 million in the first quarter of 1999 compared to $1.9 million in the second quarter of 1998). The decrease in sales of application products is due to fewer shipments of MindSet virtual studios being shipped in the second quarter of 1999 than the same period in 1998. This decrease was partially offset by a greater number of Digistar shipments in the second quarter of 1999 compared with the second quarter of 1998.

Gross Profit

Gross profit decreased $1.7 million, or 9% ($17.6 million in the second quarter of 1999 compared to $19.3 million in the second quarter of 1998). As a percent of sales, gross profit decreased to 40.0% in the second quarter of 1999 from 44.2% in the second quarter of 1998. The decrease in gross margin is due to lower margins in the Simulation Group during the second quarter of 1999 primarily due to lower margins on several contracts to commercial contracts. In addition, gross margin in the Workstation Products Group decreased in the second quarter of 1999 as it has changed its business model from one based on royalty income to one based on sales of graphics subsystems which has product costs consistent with a manufacturing operation.

Selling, General and Administrative

Selling, general and administrative expenses increased $2.6 million, or 28% ($11.9 million in the second quarter of 1999 compared to $9.3 million in the second quarter of 1998) and increased as a percent of sales (27.1% in the second quarter of 1999 compared to 21.4% in the second quarter of 1998). The increase in these expenses is due to increased selling, general and administrative expenses related to the operations of Evans & Sutherland Graphics Corporation ("ESGC"), formerly AGI, and increased labor costs due to increased headcount and related recruiting and relocation expenses.

Research and Development

Research and development expenses increased $4.1 million, or 61% ($10.9 million in the second quarter of 1999 compared to $6.8 million in the second quarter of
1998) and increased as a percent of sales (24.9% in the second quarter of 1999 compared to 15.6% in the second quarter of 1998). The increase in these expenses is due to increased research and development expenses related to the operations of ESGC to support increased research and development activity in the
Workstation Products Group as well as higher costs in the Simulation Group relating to its Harmony(TM) image generator.

Amortization of Goodwill and Other Intangible Assets

Amortization of goodwill and other intangible assets increased $0.7 million ($0.7 million in the second quarter of 1999 compared to $8,000 in the second quarter of 1998). The increase in these expenses is due to the amortization of goodwill and other intangible assets related to the acquisitions of AGI and Silicon Reality, Inc. ("SRI") during the second quarter of 1998. The goodwill is being amortized using the straight-line method over an estimated useful life of seven years. The other intangible assets are being amortized using the straight-line method over estimated useful lives ranging from six months to seven years.

Write-off of Acquired In-Process Technology

In the second quarter of 1998, the Company recognized $20.8 million of expense to write-off acquired in-process technology related to the acquisitions of AGI and SRI. No such expense was recognized in the second quarter of 1999.

Other Income, Net

Other income, net increased $0.4 million ($1.0 million in the second quarter of 1999 compared to $0.6 million in the second quarter of 1998). Interest income was $1.3 million and $0.6 million in the second quarter of 1999 and the second quarter of 1998, respectively. The increase in interest income is due to interest received in 1999 for delayed income tax refunds.

Income Taxes

The effective tax rate was 31.0% and 32.5% of pre-tax earnings for the second quarter of 1999 and 1998, respectively. These rates are calculated based on an estimated annual effective tax rate applied to earnings before income taxes.

Six Months Ended July 2, 1999 Compared to Six Months Ended June 26, 1998

Sales

In the first six months of 1999, sales increased $7.7 million, or 9% ($93.8 million in the first six months of 1999 million compared to $86.1 million in the first six months of 1998). Sales for simulation products decreased $4.1 million, or 5% ($75.8 million in the first six months of 1999 compared to $79.9 million in the first six months of 1998). The decrease in sales of simulation products is due to increased sales to commercial customers in the first six months of 1998 as compared to the first six months of 1999. The decrease is also due to delays in some government programs in the first six months of 1999. Sales of workstation products increased $11.7 million, or 361% ($14.9 million in the first six months of 1999 compared to $3.2 million in the first six months of
1998). The increase in sales of workstation products is due to the acquisition of AGI at the end of the second quarter of 1998. Sales of application products increased $0.1 million, or 5% ($3.1 million in the first six months of 1999 compared to $3.0 million in the first six months of 1998). The increase in sales of application products is due to increased sales volumes of Digistar planetarium systems.

Gross Profit

Gross profit increased $3.6 million, or 10% ($40.0 million in the first six months of 1999 compared to $36.4 million in the first six months of 1998). As a percent of sales, gross profit increased to 42.6% in the first six months of 1999 from 42.3% in the first six months of 1998. The increase in gross margin is due to higher margin contracts in the Simulation Group in the first six months of 1999. During the first quarter of 1998, a significant portion of revenues from the Simulation Group were derived from a contract in which the Company served as the prime contractor. These contracts have a lower gross margin than contracts in which the Company is the subcontractor. This was offset by lower margins in 1999 in the Workstation Products Group as it has changed its business model from one based on royalty income to one based on sales of graphics subsystems which has product costs consistent with a manufacturing operation.

Selling, General and Administrative

Selling, general and administrative expenses increased $4.2 million, or 23% ($22.2 million in the first six months of 1999 compared to $18.0 million in the first six months of 1998) and increased as a percent of sales (23.6% in the first six months of 1999 compared to 20.9% in the first six months of 1998). The increase in these expenses is due to increased selling, general and administrative expenses related to the operations of ESGC and increased labor costs due to increased headcount and related recruiting and relocation expenses.

Research and Development

Research and development expenses increased $8.5 million, or 63.4% ($22.0 million in the first six months of 1999 compared to $13.5 million in the first six months of 1998) and increased as a percent of sales (23.5% in the first six months of 1999 compared to 15.7% in the first six months of 1998). The increase in these expenses is due to increased research and development expenses related to the operations of ESGC to support increased research and development activity in the Workstation Products Group as well as higher costs in the Simulation Group relating to its Harmony image generator.

Amortization of Goodwill and Other Intangible Assets

Amortization of goodwill and other intangible assets increased $1.4 million ($1.4 million in the first six months of 1999 compared to $16,000 in the first six months of 1998). The increase in these expenses is due to the amortization of goodwill and other intangible assets related to the acquisitions of AGI and SRI during the second quarter of 1998. The goodwill is being amortized using the straight-line method over an estimated useful life of seven years. The other intangible assets are being amortized using the straight-line method over estimated useful lives ranging from six months to seven years.

Write-off of Acquired In-Process Technology

In the second quarter of 1998, the Company recognized $20.8 million of expense to write-off acquired in-process technology related to the acquisitions of AGI and SRI. No such expense was recognized in the first six months of 1999.

Other Income, Net

Other income, net decreased $0.1 million ($1.0 million in the first six months of 1999 compared to $1.1 million in the first six months of 1998). Interest income was $1.5 million and $1.2 million in the first six months of 1999 and the first six months of 1998, respectively. The increase in interest income is due to interest received in 1999 for delayed income tax refunds which was offset by a decrease in the average cash and cash equivalents and short-term investments balances in the first six months of 1999 as compared to the first six months of 1998.

Income Taxes

The effective tax rate was 31.0% and 32.5% of pre-tax earnings for the first six months of 1999 and 1998, respectively. These rates are calculated based on an estimated annual effective tax rate applied to earnings before income taxes.

LIQUIDITY & CAPITAL RESOURCES

At July 2, 1999, the Company had working capital of $134.5 million, including cash, cash equivalents and short-term investments of $25.1 million, compared to working capital of $134.4 million at December 31, 1998, including cash, cash equivalents and short-term investments of $27.7 million. During the six months ended July 2, 1999, the Company used $1.7 million of cash in its operating activities, generated $22.2 million of cash from its investing activities and used $0.5 million of cash in its financing activities.

The primary uses of cash from the Company's operating activities included a net increase in costs and estimated earnings in excess of billings on uncompleted contracts of $11.2 million, a decrease in accounts payable of $9.7 million, an increase in inventory of $5.2 million and an increase in prepaid expenses and deposits of $1.0 million. These primary uses of cash were partially offset by $15.3 million net cash flow from the collection of accounts receivable, $8.0 million of depreciation and amortization expense and $0.9 million net cash flow from customer deposits. The net increase in costs and estimated earnings in excess of billings on uncompleted contracts was primarily due to the delays in achieving billing milestones on projects related to the Company's Harmony image generator. The decline in the Company's accounts payable balance was due to a change in the timing of materials received which had resulted in a higher balance at December 31, 1998. The increase in the Company's inventory balance was due to an increase in raw materials and work-in-process inventory related to the Company's Harmony image generator. The decline in the Company's accounts receivable balance was due to an increased effort in collection of receivables and a reduced volume of new billings due to delays in achieving billing milestones on projects related to the Company's Harmony image generator.

The Company's investing activities during the six months ended July 2, 1999 included capital expenditures of $5.4 million for building improvements and equipment. The Company has a capital commitment, as of August 6, 1999, of $0.8 million to construct a building in Salt Lake City, Utah to house its machine shop. Proceeds from the sale of short-term investments, net of purchases, provided $22.2 million of cash during the six months ended July 2, 1999.

On June 3, 1999, the Company sold certain manufacturing capital assets and inventory for $6.0 million as part of the Company's efforts to outsource the production of certain electronic products and assemblies. In addition, the Company entered into an Electronic Manufacturing Services Agreement with a third-party manufacturer. The agreement commits the Company to purchase a minimum of $22.0 million of electronic products and assemblies from the third-party manufacturer each year for three years from the date of the agreement. If the Company fails to meet these minimum purchase levels, subject to adjustment, the Company may be required to pay 25 percent of the difference between the $22.0 million and the amount purchased.

The Company's financing activities during the six months ended July 2, 1999 included the use of $0.8 million for the repurchase of common stock and $0.6 million for repayments under line of credit agreements. Proceeds from the issuance of common stock relating to the exercise of stock options provided $0.9 million of cash during the six months ended July 2, 1999.

On February 18, 1998, the Company's Board of Directors authorized the repurchase of up to 600,000 shares of the Company's common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996. On September 8, 1998, the Company's Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's common stock. Subsequent to February 18, 1998, the Company has repurchased 1,008,000 shares of its common stock; thus, 592,000 shares currently remain available for repurchase as of August 6, 1999. Stock may be acquired in the open market or through negotiated transactions. Under the program, repurchases may be made from time to time, depending on market conditions, share price, and other factors. These repurchases are to be used primarily to meet current and near-term requirements for the Company's stock-based benefit plans.

In November 1998, the Company entered into a revolving line of credit agreement with U.S. Bank National Association. The revolving line of credit provides for borrowings by the Company of up to $20.0 million. Borrowings bear interest at the prevailing prime rate minus 1.0% or the LIBOR rate plus 1.0%. The revolving line of credit expires on November 10, 1999. The revolving line of credit, among other things, (i) requires the Company to maintain certain financial ratios;
(ii) restricts the Company's ability to incur debt or liens; sell, assign, pledge or lease assets; merge with another company; and (iii) restricts the payment of dividends and repurchase of any of the Company's outstanding shares without prior consent of the lender if there are borrowings outstanding under the agreement. The revolving line of credit is unsecured. There were no borrowings under this agreement outstanding as of August 6, 1999. In addition, the Company has a $7.5 million unsecured line for letters of credit with U.S. Bank National Association for which there were approximately $6.0 million outstanding as of July 2, 1999.

As of July 2, 1999, the Company had revolving line of credit agreements with foreign banks totaling approximately $6.3 million, of which approximately $3.0 million was unused and available. The Company has a letter of credit with another bank in the United States for $5.0 million as a guarantee for one of the Company's foreign line of credit agreements.

In July 1998, the Company obtained approximately $24.0 million, less transaction costs of approximately $0.5 million, of financing through the sale of 901,408 shares of the Company's Class B-1 Preferred Stock, no par value, and issued warrants to purchase 378,462 additional shares of the Company's Class B-1 Preferred Stock at an exercise price of $33.28125 per share to Intel Corporation ("Intel"). The Class B-1 Preferred Stock has no dividend rights. Intel has certain contractual rights, including registration rights, a right of first refusal, and a right to require the Company to repurchase the 901,408 shares of Class B-1 Preferred Stock, 378,462 shares underlying the warrant, and shares of common stock of the Company issuable upon conversion of the Class B-1 Preferred Stock (the "Intel Shares") in the event of any transaction qualifying as a Corporate Event, as defined below. If Intel fails to exercise its right of first refusal as to a Corporate Event, Intel shall, upon the Company's entering into an agreement to consummate a Corporate Event, have the right to sell to the Company any or all of the Intel Shares. The potential mandatory redemption amount is the greater of (i) the original price per share purchase price paid by Intel or (ii) either the highest price per share of capital stock (or equivalent) paid in connection with a Corporate Event or, if the transaction involves the sale of a significant subsidiary or assets or the licensing of intellectual property, Intel's pro rata share of the consideration received, directly or indirectly, by the Company in such transaction based on its then fully-diluted ownership of the Company's capital stock. A Corporate Event shall mean any of the following, whether accomplished through one or a series of related transactions: (i) certain transactions that result in a greater than 33% change in the total outstanding number of voting securities of the Company immediately after such issuance; (ii)
an acquisition of the Company or any of its significant subsidiaries by consolidation, merger, share purchase or exchange or other reorganization or transaction in which the holders of the Company's or such significant subsidiary's outstanding voting securities immediately prior to such transaction own, immediately after such transaction, securities representing less than 50% of the voting power of the Company, any such significant subsidiary or the person issuing such securities or surviving such transaction, as the case may be; (iii) the acquisition of all or substantially all the assets of the Company or any significant subsidiary; (iv) the grant by the Company or any of its significant subsidiaries of an exclusive license for any material portion of the Company's or such significant subsidiary's intellectual property to a person other than Intel or any of its subsidiaries; or (v) any transaction or series of related transactions that result in the failure of the majority of the members of the Company's Board of Directors immediately prior to the closing of such transaction or series of related transactions failing to constitute a majority of the Board of Directors (or its successor) immediately following such transaction or series of related transactions.

As of July 2, 1999, the Company had approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the "6% Debentures"). The 6% Debentures are unsecured and are convertible at each bondholder's option into shares of the Company's common stock at a conversion price of $42.10 or 428,000 shares of the Company's common stock subject to adjustment. The 6% Debentures are redeemable at the Company's option, in whole or in part, at par.

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

     CAD-focused Professional Graphics Subsystem (1200). This technology is a graphic subsystem with lower costs compared to the mid-range technology, resulting in a more cost-effective graphics solution for the end-user. It provides the cost sensitive user with adequate graphics performance, with few features, and a single texture configuration option. The technology is used in the E&S Lightning 120(TM) product, which was completed in March 1999 and began shipping to customers in April 1999. The cost to complete this project subsequent to the acquisition of AGI was $0.5 million, $0.2 million over the budgeted amount and was funded by working capital. The assigned value for this technology is $6.2 million.

     Multiple-Controller Graphics Subsystems (2200). This technology is a high-end graphics subsystem involving the parallel use of two or four controllers. This technology is aimed at super users in the graphics area who need significant increases in performance and features to accomplish their tasks and are willing to pay the increased price necessary to support those requirements. This technology is in development with its introduction date under review. As of July 2, 1999, the cost to complete this project subsequent to the acquisition of AGI was $0.9 million. Management estimates that additional costs to complete this project will be $0.5 million and it will be completed by the end of the third quarter of 1999. This project will be funded by working capital. The assigned value for this technology is $2.7 million.

     On-board Geometry Engine Graphics Subsystem (AccelGM(TM)). This technology is a mid-range graphics subsystem with a geometry engine on board. This technology is aimed at the performance intensive graphics end-user. It has fewer features than the mid-range professional technology, but faster geometry performance compared to the mid-range professional technology on Pentium II processors. This technology was completed in the third quarter of 1998 and the AccelGMX product that uses this technology began shipping to customers at that time. The cost to complete this project subsequent to the acquisition of AGI was $0.1 million and was funded by working capital. The assigned value of this technology was $5.3 million.

The AccelGALAXY has performed below revenue estimates due to the delay in product introduction by the Company and a delayed design win at one major OEM. Management is unable to predict the long-term effect of this one-month delay. Subsequent to the Company's acquisition of AGI, the developer of the chip used on the AccelGMX also acquired a board company, Dynamic Pictures, and entered the graphics accelerator market in direct competition with the AccelGMX. As a result, the AccelGMX has performed below revenue estimates. The E&S Lightning 1200 has performed below revenue estimates due to the delay in product introduction by the Company. Management is unable to predict the long-term effect of this delay.

The Company periodically reviews the value assigned to the separate components of goodwill, intangibles and other long-lived assets through comparison to anticipated, undiscounted cash flows of the underlying business to assess recoverability. In light of the events described above, during the third quarter of 1999 the Company is conducting a detailed evaluation of the assets acquired in connection with the acquisitions of AGI and SRI. If from such evaluation the Company determines that a portion of the acquired assets are impaired, an appropriate adjustment of the carrying value may be necessary to reflect the estimated fair value.

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

The Company has created a company-wide Year 2000 team to identify and resolve Year 2000 issues associated either with the Company's internal systems or the products and services sold by the Company. As part of this effort, the Company is communicating with its main suppliers of technology products and services regarding the Year 2000 status of such products or services. The Company has identified and tested its main internal systems. The Company expects to complete implementation of needed Year 2000-related modifications to its information systems by the end of the third quarter of 1999. The Company has also assessed its internal non-information technology systems, and expects to complete testing and any needed modifications to these systems by the end of the third quarter of 1999.

The Company's total cost relating to these activities has not been and is not expected to be material to the Company's financial position, results of operations, or cash flows. The Company believes that necessary modifications will be made on a timely basis. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of such modifications, or that the Company's suppliers will adequately prepare for the Year 2000 issue. It is possible that any such delays, increased costs, or supplier failures could have a material adverse impact on the Company's operations and financial results, by, for example, impacting the Company's ability to deliver products or services to its customers. The Company expects to finalize its assessment of and contingency planning for potential operational or performance problems related to Year 2000 issues with its information systems by the end of the third quarter of 1999.

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

TRADEMARKS USED IN THIS FORM 10-Q

AccelGALAXY, AccelGMX, Digistar, E&S, E&S Lightning 1200, FuseBox, Harmony, MindSet, REALimage, RAPIDsite, StarRider, and Virtual Studio System are trademarks or registered trademarks of Evans & Sutherland Computer Corporation. All other product, service, or trade names or marks are the properties of their respective owners.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which the Company is exposed are changes in foreign currency exchange rates and changes in interest rates. The Company's international sales, which accounted for 49% of the Company's total sales in the six months ended July 2, 1999 are concentrated in the United Kingdom, continental Europe and Asia. The Company manages its exposure to changes in foreign currency exchange rates by entering into most of its sales and purchase contracts for products and materials in U.S. dollars. Occasionally, the Company enters into sales and purchase contracts for products and materials denominated in currencies other than U.S. dollars and in those cases the Company enters into foreign exchange forward sales or purchase contracts to offset those exposures. Foreign currency purchase and sale contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for trading purposes and does not use leveraged contracts. As of July 2, 1999, the Company had no material sales or purchase contracts in currencies other than U.S. dollars and had no foreign currency sales or purchase contracts.

The Company reduces its exposure to changes in interest rates by maintaining a high proportion of its debt in fixed-rate instruments. As of July 2, 1999, 84% of the Company's total debt was in fixed-rate instruments; however, the Company has a revolving line of credit that provides for borrowings by the Company of up to $20.0 million. The borrowings bear interest at a variable rate at the prevailing prime rate minus 1.0% or the LIBOR rate plus 1.0%. If the Company were to borrow all of the $20.0 million of the revolving line of credit and the $6.6 million of foreign lines of credit, 41% of the Company's total debt would be in fixed-rate instruments.

                          PART II - OTHER INFORMATION


Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 20, 1999. Proxies for the meeting were solicited pursuant to Regulation 14A.

The Company's Board of Directors is divided into three classes whose terms expire at successive annual meetings. Accordingly, not all Directors are elected at each Annual Meeting of Stockholders. Mr. Stewart Carrell was re-elected as a Director and other continuing Directors are: Peter O. Crisp, Ivan E. Sutherland, Gerald S. Casilli and James R. Oyler.

The matters described below were voted on at the meeting and the results are as follows:

1. Election of Stewart Carrell to serve until the 2002 Annual Meeting of Stockholders

               For                                          Against

            8,103,359                                       195,368


2. Amendment to the Evans & Sutherland 1998 Stock Option Plan to increase the aggregate number of shares of the Company's common stock available for grant under the Plan from 400,000 shares to 850,000 shares

   For                  Against                 Abstain                Non-Vote
 4,926,311              3,202,962                169,448                   6

3. The ratification of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 1999

   For                  Against                 Abstain                Non-Vote

 8,290,299                5,647                   2,781                    -


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K


         (a)   Exhibits

         Exhibit No.            Description

              10.1 Master Agreement for Electronic Manufacturing Services, dated as of June 3, 1999, between Evans & Sutherland Computer Corporation and Sanmina Corporation

              27.1              Financial Data Schedule
                                (filed as part of electronic filing only)

         (b)   Reports on Form 8-K

                None.

                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      EVANS & SUTHERLAND COMPUTER CORPORATION





Date       August 16, 1999           By: /s/ Mark C. McBride
                                         ------------------------------------
                                         Mark C. McBride, Vice President,
                                         Corporate Controller and
                                         Corporate Secretary
                                         (Principal Financial Officer)