Form 10-Q
period 1999-10-01
EVANS & SUTHERLAND COMPUTER CORP
filed 1999-11-15
CIK 276283

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

                 For the Quarterly Period Ended October 1, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of the latest practicable date.

        Class                         Outstanding Shares at November 5, 1999
----------------------                --------------------------------------

Common Stock, $0.20 par value                       9,398,217

                     EVANS & SUTHERLAND COMPUTER CORPORATION

                                      INDEX

                 FORM 10-Q FOR THE QUARTER ENDED OCTOBER 1, 1999



                                                                        Page No.
                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of October 1,
           1999 and December 31, 1998                                       3

           Condensed Consolidated Statements of Operations for
           the three months ended October 1, 1999 and
           September 25, 1998                                               4

           Condensed Consolidated Statements of Operations for
           the nine months ended October 1, 1999 and
           September 25, 1998                                               5

           Condensed Consolidated Statements of Comprehensive
           Income for the three and nine months ended
           October 1, 1999 and September 25, 1998                           6

           Condensed Consolidated Statements of Cash Flows for
           the nine months ended October 1, 1999 and
           September 25, 1998                                               7

           Notes to Condensed Consolidated Financial Statements             8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             13

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                                     25

                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                25

           Signature                                                       26

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                October 1,         December 31,
                                                                                   1999                1998
                                                                              ---------------     ----------------
Assets:                                                                        (Unaudited)
   Cash and cash equivalents                                                  $         7,519     $          1,834
   Short-term investments                                                              10,523               25,907
   Accounts  receivable,  less  allowance for doubtful  accounts of $1,579 as of
      October 1, 1999 and $1,616 as of December 31, 1998                               44,188               46,866
   Inventories                                                                         39,626               53,319
   Costs and estimated earnings in excess of billings on uncompleted contracts         72,912               58,682
   Deferred income taxes                                                               10,154                9,450
   Other current assets                                                                 7,792                7,278
                                                                              ---------------     ----------------
          Total current assets                                                        192,714              203,336

Property, plant and equipment, net                                                     52,603               53,693
Investment securities                                                                   4,357                3,380
Deferred income taxes                                                                   4,960                2,487
Goodwill and other intangible assets, net                                                 597               11,351
Other assets                                                                              869                1,421
                                                                              ---------------     ----------------
          Total assets                                                         $      256,100     $        275,668
                                                                              ===============     ================

Liabilities and stockholders' equity:
   Line of credit agreements                                                   $        4,062                4,298
   Accounts payable                                                                    18,075               24,667
   Accrued expenses                                                                    31,128               27,147
   Customer deposits                                                                    4,962                3,339
   Income taxes payable                                                                     -                2,436
   Billings in excess of costs and estimated earnings on
    uncompleted contracts                                                              16,008                7,092
                                                                              ---------------     ----------------
          Total current liabilities                                                    74,235               68,979
                                                                              ---------------     ----------------
Long-term debt                                                                         18,015               18,062
                                                                              ---------------     ----------------
Commitments and contingencies                                                               -                    -

Redeemable  convertible  preferred  stock,  class B-1, no par value;  authorized
   1,500,000 shares; issued and outstanding 901,408 shares as of October 1, 1999
   and December 31, 1998                                                               23,714               23,544
                                                                              ---------------     ----------------
Stockholders' equity:
   Preferred stock, no par value; authorized 8,500,000 shares;
      no shares issued and outstanding                                                      -                    -
   Common stock, $.20 par value;  authorized 30,000,000 shares; issued 9,654,370
      shares as of October 1, 1999 and 9,597,660 shares as of December 31, 1998         1,931                1,920
   Additional paid-in capital                                                          23,727               23,420
   Retained earnings                                                                  118,176              139,498
   Accumulated other comprehensive income                                                 (86)                 245
   Treasury stock, at cost, 261,500 shares as of October 1, 1999                       (3,612)                   -
                                                                              ---------------     ----------------
          Total stockholders' equity                                                  140,136              165,083
                                                                              ---------------     ----------------
          Total liabilities and stockholders' equity                          $       256,100     $        275,668
                                                                              ===============     ================

     See accompanying notes to condensed consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                    Three Months Ended
                                                                            ------------------------------------
                                                                              October 1,         September 25,
                                                                                 1999                 1998
                                                                            ----------------     ---------------

Sales                                                                       $         48,704     $        47,262

Cost of sales                                                                         27,997              26,625

Write-down of inventory                                                               13,230                   -
                                                                            ----------------     ---------------
          Gross profit                                                                 7,477              20,637
                                                                            ----------------     ---------------
Operating expenses:
   Selling, general and administrative                                                10,479              11,128
   Research and development                                                           13,600               8,804
   Amortization of goodwill and other intangible                                          45               2,367
   Impairment loss                                                                     9,693                   -
   Restructuring charge                                                                1,460                   -
                                                                            ----------------     ---------------
                                                                                      35,277              22,299
                                                                            ----------------     ---------------
          Operating loss                                                             (27,800)             (1,662)

Other income (expenses), net                                                            (220)                443
                                                                            ----------------     ---------------
          Loss before income taxes                                                   (28,020)             (1,219)

Income tax benefit                                                                   (10,044)               (425)
                                                                            ----------------     ---------------
          Net loss                                                                   (17,976)               (794)

Accretion of preferred stock                                                              57                   -
                                                                            ----------------     ---------------
Net loss applicable to common stock                                         $        (18,033)    $          (794)
                                                                            ================     ===============

Net loss per common share:
          Basic and Diluted                                                 $          (1.91)    $         (0.08)

Weighted average common and common equivalent shares outstanding:
          Basic and Diluted                                                            9,436              10,011



          See accompanying notes to condensed consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                     Nine Months Ended
                                                                            ------------------------------------
                                                                              October 1,         September 25,
                                                                                 1999                 1998
                                                                            ----------------     ---------------
Sales                                                                       $        142,473             133,321

Cost of sales                                                                         81,785              76,280

Write-down of inventory                                                               13,230                   -
                                                                            ----------------     ---------------
          Gross profit                                                                47,458              57,041
                                                                            ----------------     ---------------
Operating expenses:
   Selling, general and administrative                                                32,643              29,079
   Research and development                                                           35,629              22,289
   Amortization of goodwill and other intangible                                       1,471               2,383
   Impairment loss                                                                     9,693                   -
   Restructuring charge                                                                1,460                   -
   Write-off of acquired in-process technology                                             -              20,780
                                                                            ----------------     ---------------
                                                                                      80,896              74,531
                                                                            ----------------     ---------------
          Operating loss                                                             (33,438)            (17,490)

Other income, net                                                                        817               1,561
                                                                            ----------------     ---------------
          Loss before income taxes                                                   (32,621)            (15,929)

Income tax expense (benefit)                                                         (11,470)              1,547
                                                                            ----------------     ---------------

          Net loss                                                                   (21,151)            (17,476)

Accretion of preferred stock                                                             171                   -
                                                                            ----------------     ---------------
Net loss applicable to common stock                                         $        (21,322)    $       (17,476)
                                                                            ================     ===============
Net loss per common share:
          Basic and Diluted                                                 $          (2.23)    $         (1.87)

Weighted average common and common equivalent shares outstanding:
          Basic and Diluted                                                            9,547               9,343

     See accompanying notes to condensed consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (Unaudited, in thousands)

                                                                                         Three Months Ended
                                                                                -------------------------------------
                                                                                  October 1,          September 25,
                                                                                     1999                 1998
                                                                                ----------------     ----------------
Net loss                                                                        $        (17,976)    $           (794)

Other comprehensive income (loss):
     Foreign currency translation adjustments                                                (47)                 101
     Unrealized gains (losses) on securities                                                (245)                  57
                                                                                ----------------     ----------------
Other comprehensive income (loss) before income taxes
                                                                                            (292)                 158
Income tax expense (benefit) related to items of other
     comprehensive income (loss)                                                             (91)                  51
                                                                                ----------------     ----------------
Other comprehensive income (loss), net of income taxes                                      (201)                 107
                                                                                ----------------     ----------------
Comprehensive loss                                                              $        (18,177)    $           (687)
                                                                                ================     ================



                                                                                         Nine Months Ended
                                                                                ------------------------------------
                                                                                  October 1,         September 25,
                                                                                     1999                1998
                                                                                ----------------    ----------------
Net loss                                                                        $        (21,151)   $        (17,476)

Other comprehensive income (loss):
     Foreign currency translation adjustments                                               (243)                237
     Unrealized gains (losses) on securities                                                (236)                  4
                                                                                ----------------    ----------------
Other comprehensive income (loss) before taxes                                              (479)                241

Income tax expense (benefit) related to items of other
     comprehensive income (loss)                                                            (148)                 78
                                                                                ----------------    ----------------
Other comprehensive income (loss), net of income taxes                                      (331)                163
                                                                                ----------------    ----------------
Comprehensive loss                                                              $        (21,482)   $        (17,313)
                                                                                ================    ================

     See accompanying notes to condensed consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Unaudited, in thousands)

                                                                                                     Nine Months Ended
                                                                                            ------------------------------------
                                                                                              October 1,         September 25,
                                                                                                 1999                1998
                                                                                            --------------      ----------------
Cash flows from operating activities:
   Net loss                                                                                 $      (21,151)     $        (17,476)
   Adjustments to reconcile net loss to net cash used in operating activities:
          Write-down of inventories                                                                 13,230                     -
          Impairment loss                                                                            9,693                     -
          Write-off of acquired in-process technology                                                    -                20,780
          Depreciation and amortization                                                             11,913                10,230
          Provision for losses on accounts receivable                                                  398                   111
          Provision for obsolete and excess inventories                                              1,048                  (306)
          Provision for warranty expense                                                               650                    79
          Deferred income taxes                                                                     (3,134)               (3,198)
          Other                                                                                        (24)                 (448)
          Changes in assets and liabilities:
             Accounts receivable                                                                     4,292                  (322)
             Inventories                                                                            (5,275)               (9,469)
             Costs and estimated earnings in excess of billings on uncompleted
                contracts, net                                                                      (5,310)                1,598
             Other current assets                                                                     (519)                 (598)
             Accounts payable                                                                       (6,561)               (4,872)
             Accrued expenses                                                                        3,339                 1,629
             Customer deposits                                                                       1,623                (2,324)
             Income taxes                                                                           (4,511)               (3,476)
                                                                                            --------------      ----------------
                    Net cash used in operating activities                                             (299)               (8,062)
                                                                                            --------------      ----------------
Cash flows from investing activities:
   Purchases of short-term investments                                                             (14,700)              (15,298)
   Proceeds from sale of short-term investments                                                     30,084                39,604
   Purchases of investment securities                                                                 (636)                 (310)
   Proceeds from sale of investment securities                                                           -                 3,341
   Purchases of property, plant and equipment                                                      (11,131)               (8,757)
   Proceeds from sale of certain manufacturing assets                                                6,010                     -
   Acquisitions, net of cash acquired                                                                    -                (7,603)
   Increase in other assets                                                                            (33)                    -
                                                                                            --------------      ----------------
                    Net cash provided by investing activities                                        9,594                10,977
                                                                                            --------------      ----------------
Cash flows from financing activities:
   Borrowings under line of credit agreements                                                          715                 2,410
   Payments under line of credit agreements                                                           (691)                  (24)
   Proceeds from issuance of common stock                                                            1,149                 1,809
   Payments for repurchase of common stock                                                          (4,381)              (10,231)
   Proceeds from issuance of redeemable convertible preferred stock                                     -                23,149
                                                                                            --------------      ----------------
                    Net cash (used in) provided by financing activities                             (3,208)               17,113
                                                                                            --------------      ----------------
Effect of foreign exchange rate on cash and cash equivalents                                          (402)                  (12)
                                                                                            --------------      ----------------
Net change in cash and cash equivalents                                                              5,685                20,016
Cash and cash equivalents at beginning of year                                                       1,834                 8,176
                                                                                            --------------      ----------------
Cash and cash equivalents at end of period                                                  $        7,519      $         28,192
                                                                                            ==============      ================

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
   Interest                                                                                 $        1,265      $          1,177
   Income taxes, net of refunds                                                                     (3,749)                7,016
Accretion of preferred stock                                                                           171                     -

     See accompanying notes to condensed consolidated financial statements.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. This report on Form 10-Q for the three months and nine months ended October 1, 1999 should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998.

The accompanying unaudited condensed consolidated balance sheets and statements of operations, comprehensive income and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of operations for the interim three and nine month periods ended October 1, 1999 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 1998 condensed consolidated financial statements and notes have been reclassified to conform to the 1999 presentation.

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

Impairment Loss

The Company periodically reviews the value assigned to the separate components of goodwill, intangibles and other long-lived assets through comparison to anticipated, undiscounted cash flows from the underlying assets to assess recoverability. The assets are considered to be impaired when the expected future cash flows from these assets do not exceed the carrying balances of the related assets. The impairment loss of $9.7 million, as determined in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," relates to the write-down to fair value of goodwill, intangibles and other long-lived assets acquired in the acquisition of AccelGraphics, Inc. ("AGI") and Silicon Reality, Inc. ("SRI"). The impairment loss consisted of the write-off of $4.9 million of goodwill, $4.4 million of intangible assets and $0.4 million of property, plant and equipment.

The impairment loss was the result of several circumstances: (i) delay in production introductions for the AccelGALAXY(TM), E&S Lightning 1200(TM) and the multiple-controller graphics subsystems product line; (ii) the developer of the chip used on the AccelGMX(TM) acquired a board company and entered the graphics accelerator market in direct competition with the AccelGMX; and (iii) introduction of lower-end products by competitors which can perform many of the functions of the higher-end 3D graphics cards.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Restructuring Charge

In the third quarter of 1999, the Company initiated a restructuring plan focused on reducing the operating cost structure of its Workstation Products Group. As part of the plan, the Company recorded a charge of $1.5 million relating to 28 employee terminations, including 17 employees in San Jose and 11 employees in Salt Lake City. As of October 1, 1999, the Company had paid $38,000 in termination benefits. The remaining benefits will be paid out over the next two years. The charge was recorded in accordance with Emerging Issues Task Force Issue 94-03 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit (Including Certain Costs Incurred in a Restructuring)."

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

3.    INVENTORIES

Inventories consist of the following (in thousands):

                            October 1,                December 31,
                               1999                       1998
                         -----------------          ----------------
                            (Unaudited)

Raw materials            $          25,025          $         26,084
Work-in-process                     11,474                    23,511
Finished goods                       3,127                     3,724
                         -----------------          ----------------
                         $          39,626          $         53,319
                         =================          ================

The Company periodically reviews inventories for obsolescence and provides a reserve that it considers sufficient to cover any impaired inventories. During the third quarter of 1999, the Company finished its design and testing of software relating to its Harmony(TM) image generator product which had been delayed. As part of its testing, the Company determined that certain of the inventories previously purchased for the Harmony image generator had become technologically obsolete and did not properly function with the updated software. In connection with this assessment, the Company recorded a charge of $12.1 million to write-down obsolete, excess and overvalued inventories. In addition, during the third quarter of 1999, the Company wrote-down $1.1 million of Workstation Products Group inventories related to end-of-life or abandoned product lines.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.    SEGMENT AND RELATED INFORMATION

During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which changed the way the Company reports information about its operating segments.

The Company's business units have been aggregated into three reportable segments: simulation, workstation products and applications. These reportable segments offer different products and services and are managed and evaluated separately because each segment uses different technologies and requires different marketing strategies. The simulation segment provides a broad line of visual systems for flight and ground simulators for training purposes to government, aerospace and commercial airline customers. The workstation products segment provides graphics accelerator products, including graphics chips and subsystems, to the personal PC workstation marketplace. The applications segment provides digital video applications for entertainment, educational, multimedia and real estate development industries.

The Company evaluates segment performance based on income (loss) from operations before income taxes, interest income and expense, other income and expense and foreign exchange gains and losses. The Company's assets are not identifiable by segment (in thousands, unaudited).

                                                   Simulation         Workstation       Applications         Total
                                                                       Products
                                                 ----------------  ------------------  ----------------  ---------------
  Three months ended October 1, 1999:
     Sales                                       $    43,001       $      4,231        $    1,472        $     48,704
     Operating loss                                   (9,293)           (16,911)           (1,596)            (27,800)

  Three months ended September 25, 1998:
     Sales                                            39,896              6,791               575              47,262
     Operating income (loss)                           5,219             (4,375)           (2,506)             (1,662)

  Nine months ended October 1, 1999:
     Sales                                           118,756             19,101             4,616             142,473
     Operating loss                                   (5,661)           (23,150)           (4,627)            (33,438)

  Nine months ended September 25, 1998:
     Sales                                           119,746             10,018             3,557             133,321
     Operating income (loss)                          14,905            (26,103)           (6,292)            (17,490)


                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.    GEOGRAPHIC INFORMATION

The following table presents sales by geographic location based on the location of the use of the product or services. Sales to individual countries greater than 10% of consolidated sales are shown separately (in thousands, unaudited):

                                                   Three Months Ended                     Nine Months Ended
                                            -----------------------------------    ----------------------------------
                                              October 1,        September 25,        October 1,       September 25,
                                                 1999               1998                1999              1998
                                            -------------     -----------------    -------------    -----------------

United States                               $      27,260     $          23,275    $      74,212    $          70,656
United Kingdom                                     14,754                14,094           40,552               33,146
Europe (excluding United Kingdom)                   4,089                 5,217           17,958               13,283
Pacific Rim                                         2,547                 4,673            9,273               14,694
Other                                                  54                     3              478                1,542
                                            -------------     -----------------    -------------    -----------------
                                            $      48,704     $          47,262    $     142,473    $         133,321
                                            =============     =================    =============    =================

The following table presents property, plant and equipment by geographic location based on the location of the assets (in thousands, unaudited):

                                         October 1,                 December 31,
                                            1999                        1998
                                     ---------------            ----------------

United States                        $        52,038            $         52,876
Europe                                           565                         817
                                     ---------------            ----------------
  Total property, plant and
     equipment, net                  $        52,603            $         53,693
                                     ===============            ================

6.    EARNINGS PER COMMON SHARE

Earnings per common share is computed based on the weighted-average number of common shares and, if appropriate, dilutive common stock equivalents outstanding during the period. Stock options, warrants, Class B-1 Preferred Stock and Convertible Subordinated Debentures are considered to be common stock equivalents.

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

For the three months ended October 1, 1999, outstanding options to purchase 29,000 shares of common stock, 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures, 901,000 shares of common stock issuable upon conversion of the Company's Class B-1 Preferred Stock and 378,000 shares of common stock issuable upon the exercise and conversion of warrants to purchase additional Class B-1 Preferred Stock were excluded from the computation of the diluted earnings per share because to include such shares would have had an anti-dilutive effect on earnings per common share.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

For the nine months ended October 1, 1999, outstanding options to purchase 196,000 shares of common stock, 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures, 901,000 shares of common stock issuable upon conversion of the Company's Class B-1 Preferred Stock and 378,000 shares of common stock issuable upon the exercise and conversion of warrants to purchase additional Class B-1 Preferred Stock were excluded from the computation of the diluted earnings per share because to include such shares would have had an anti-dilutive effect on earnings per common share.

For the three months ended September 25, 1998, outstanding options to purchase 235,000 shares of common stock, 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures, 901,000 shares of common stock issuable upon conversion of the Company's Class B-1 Preferred Stock and 378,000 shares of common stock issuable upon the exercise and conversion of warrants to purchase additional Class B-1 Preferred Stock were excluded from the computation of the diluted earnings per share because to include such shares would have had an anti-dilutive effect on earnings per common share.

For the nine months ended September 25, 1998, outstanding options to purchase 354,000 shares of common stock, 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures, 901,000 shares of common stock issuable upon conversion of the Company's Class B-1 Preferred Stock and 378,000 shares of common stock issuable upon the exercise and conversion of warrants to purchase additional Class B-1 Preferred Stock were excluded from the computation of the diluted earnings per share because to include such shares would have had an anti-dilutive effect on earnings per common share.

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

Workstation Products Group

The Workstation Products Group develops and sells graphics chips and graphics subsystems for the personal workstation marketplace. The group anticipates growth in the Windows NT workstation marketplace with the market's eventual transition from proprietary UNIX architecture systems to Microsoft and Intel-based open architecture systems. The Workstation Products Group provides a family of REALimage(TM) chip-based, 3D graphics subsystems and their associated software to personal workstation OEMs.

These workstation products support a wide range of professional OpenGL(R) graphics applications, including mechanical computer automated design, engineering analysis, digital content creation, visualization, simulation, animation, entertainment and architectural, engineering and construction. To optimize its position in these markets, E&S maintains working relationships with more than 40 independent software vendors that provide products into these markets. Consequently, E&S is certified and/or tested on most of the popular PC workstation applications.

Applications Group

The Applications Group is composed of new and synergistic businesses that use E&S core technology in growth markets. The group's products are applications that leverage the technology of the Company's Simulation or Workstation Products Groups and apply them to other growth markets.

The Applications Group's digital theater products include hardware, software and content for both the entertainment and educational marketplaces. Digital theater focuses on immersive all-dome theater applications combining colorful digitally-produced imagery, full-spectrum audio and audience-participation hardware. The group provides turnkey solutions incorporating visual systems and sub-systems from the Simulation and Workstation Products Groups. E&S integrates these systems with projection equipment, audio components and audience-participation systems from other suppliers. Products include Digistar(R), a calligraphic projection system designed to compete with analog star projectors in planetariums, and StarRider(R), a full-color, interactive, domed theater experience. The group is a leading supplier of digital display systems in the planetarium marketplace.

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

On July 20, 1999, the Applications Group introduced its RAPIDsite(TM) product. RAPIDsite is a photo-realistic visualization tool designed for use by real-estate developers, consulting engineers, architects and municipal planners involved with urban, suburban and environmentally sensitive development projects. RAPIDsite features fast 3D-model construction, accelerated graphics rendering performance and interactive exploration of a proposed development on a
Windows  NT  computer  with  an  Open  GL  graphics   accelerator.

RESULTS OF OPERATIONS

The following table presents the percentage of total sales represented by certain items for the Company for the periods presented (unaudited):

                                                                     Three Months Ended                 Nine Months Ended
                                                                -----------------------------     -------------------------------
                                                                October 1,     September 25,      October 1,      September 25,
                                                                   1999            1998              1999              1998
                                                                -----------    --------------     ------------    ---------------

        Sales                                                       100.0%           100.0%           100.0%             100.0%
        Cost of sales                                                57.5             56.3             57.4               57.2
        Write-down of inventories                                    27.2              -                9.3                -
                                                                -----------    --------------     ------------    ---------------
             Gross profit                                            15.3             43.7             33.3               42.8

        Operating expenses:
             Selling, general and administrative                     21.5             23.6             22.9               21.8
             Research and development                                27.9             18.6             25.0               16.7
             Amortization of goodwill and other                       0.1              5.0              1.1                1.8
                intangible assets
             Impairment loss                                         19.9              -                6.8                -
             Restructuring charge                                     3.0              -                1.0                -
             Write-off of acquired in-process technology              -                -                -                 15.6
                                                                -----------    --------------     ------------    ---------------
        Operating expenses                                           72.4             47.2             56.8               55.9
                                                                -----------    --------------     ------------    ---------------
        Operating loss                                              (57.1)            (3.5)           (23.5)             (13.1)

        Other income (expenses), net                                 (0.4)             0.9              0.6                1.2
                                                                -----------    --------------     ------------    ---------------
             Loss before income taxes                               (57.5)            (2.6)           (22.9)             (11.9)

        Income tax expense (benefit)                                (20.6)            (0.9)            (8.0)               1.2
                                                                -----------    --------------     ------------    ---------------
             Net loss                                               (36.9)            (1.7)           (14.9)             (13.1)

        Accretion of preferred stock                                  0.1              -                0.1                -
                                                                -----------    --------------     ------------    ---------------
             Net loss applicable to common stock                    (37.0)%           (1.7)%          (15.0)%            (13.1)%
                                                                ===========    ==============     ============    ===============

Third Quarter 1999 Compared to Third Quarter 1998

Sales

Sales increased $1.4 million, or 3% ($48.7 million in the third quarter of 1999 compared to $47.3 million in the third quarter of 1998). Sales for simulation products increased $3.1 million, or 8% ($43.0 million in the third quarter of 1999 compared to $39.9 million in the third quarter of 1998). The increase in sales of simulation products is due to stronger sales and shipments to government customers which offset lower sales to commercial customers. Sales of workstation products decreased $2.6 million, or 38% ($4.2 million in the third quarter of 1999 compared to $6.8 million in the third quarter of 1998). The decrease in sales of workstation products is due to lower royalty income as well as lower volumes and prices on sales of boards and chips. The lower royalty income was due to the trailing off of royalty payments from 1998 designs not being replaced by newer designs in 1999. The lower volumes and prices was due to a decrease in the number of units sold and decreased selling prices of existing products and the delay in introduction of new products. Sales of application products increased $0.9 million, or 156% ($1.5 million in the third quarter of 1999 compared to $0.6 million in the third quarter of 1998). The increase in sales of application products is due to the greater number of shipments of Digistars, increased sales related to the StarRider product and sales of content-related projects in the third quarter of 1999 compared to 1998.

Write-down of Inventories

The Company periodically reviews inventories for obsolescence and provides a reserve that it considers sufficient to cover any impaired inventories. During the third quarter of 1999, the Company finished its design and testing of software relating to the Harmony image generator product which had been delayed. As part of its testing, the Company determined that certain of the inventories previously purchased for the Harmony image generator had become technologically obsolete and did not properly function with the updated software. In connection with this assessment, the Company recorded a charge of $12.1 million to write-down obsolete, excess and overvalued inventories. In addition, during the third quarter of 1999, the Company wrote-down $1.1 million of Workstation Products Group inventories related to end-of-life or abandoned product lines.

Gross Profit

Gross profit decreased $13.2 million, or 64% ($7.5 million in the third quarter of 1999 compared to $20.6 million in the third quarter of 1998). As a percent of sales, gross profit decreased to 15.3% in the third quarter of 1999 from 43.7% in the third quarter of 1998. The decrease in gross margin resulted primarily from the write-down of $13.2 million of obsolete, excess and overvalued inventories. The decrease in gross margin is also due to slightly lower margins in the Simulation Group during the third quarter of 1999 primarily due to lower margins on several contracts to government customers which include the Harmony image generator. In addition, gross margin in the Workstation Products Group decreased in the third quarter of 1999 as it has changed its business model in 1999 from one based on royalty income to one based on sales of graphics subsystems which has product costs consistent with a manufacturing operation. The decrease in gross margin is also due to lower margins in the Workstation Products Group as a result of a decrease in the number of units sold and decreased selling prices of existing products and the delay in introduction of new products.

Selling, General and Administrative

Selling, general and administrative expenses decreased $0.6 million, or 6% ($10.5 million in the third quarter of 1999 compared to $11.1 million in the third quarter of 1998) and decreased as a percent of sales (21.5% in the third quarter of 1999 compared to 23.6% in the third quarter of 1998). The decrease in these expenses is due to lower labor-related expenses as well as a reduction in corporate advertising costs.

Research and Development

Research and development expenses increased $4.8 million, or 54% ($13.6 million in the third quarter of 1999 compared to $8.8 million in the third quarter of
1998) and increased as a percent of sales (27.9% in the third quarter of 1999 compared to 18.6% in the third quarter of 1998). The increase in these expenses is due to higher costs in the Simulation Group relating to its Harmony image generator and in the Workstation Products Group to support increased research and development activity on new products.

Amortization of Goodwill and Other Intangible Assets

Amortization of goodwill and other intangible assets decreased $2.3 million ($45,000 in the third quarter of 1999 compared to $2.4 million in the third quarter of 1998). The decrease in these expenses is due to the write-off of $9.3 million of goodwill and other intangible assets during the third quarter of 1999.

Impairment Loss

The Company periodically reviews the value assigned to the separate components of goodwill, intangibles and other long-lived assets through comparison to anticipated, undiscounted cash flows from the underlying assets to assess recoverability. The assets are considered to be impaired when the expected future cash flows from these assets do not exceed the carrying balances of the related assets. The impairment loss of $9.7 million, as determined in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", relates to the write-down to fair value of goodwill, intangibles and other long-lived assets acquired in the acquisition of AGI and SRI. The impairment loss consisted of the write-off of $4.9 million of goodwill, $4.4 million of intangible assets and $0.4 million of property, plant and equipment.

The impairment loss was the result of several circumstances: (i) delay in production introductions for the AccelGALAXY, E&S Lightning 1200 and the multiple-controller graphics subsystems product line; (ii) the developer of the chip used on the AccelGMX acquired a board company and entered the graphics accelerator market in direct competition with the AccelGMX; and (iii) introduction of lower-end products by competitors which can perform many of the functions of the higher-end 3D graphics cards.

Restructuring Charge

In the third quarter of 1999, the Company initiated a restructuring plan focused on reducing the operating cost structure of its Workstation Products Group. As part of the plan, the Company recorded a charge of $1.5 million relating to 28 employee terminations, including 17 employees in San Jose and 11 employees in Salt Lake City.

Other Income (Expenses), Net

Other income (expenses), net decreased $0.7 million ($0.2 million of other expense, net in the third quarter of 1999 compared to $0.4 million of other income, net in the third quarter of 1998). Interest income was $0.2 million and $0.8 million in the third quarter of 1999 and the third quarter of 1998, respectively. The decrease in interest income is due to a lower average balance of cash and cash equivalents and short-term investments balances during the third quarter of 1999 as compared to 1998.

Income Taxes

The effective tax rate was 35.2% and 34.9% of pre-tax earnings for the third quarter of 1999 and 1998, respectively. These rates are calculated based on an estimated annual effective tax rate applied to earnings before income taxes.

Nine Months Ended  October 1, 1999  Compared to Nine Months Ended  September 25,
1998

Sales

In the first nine months of 1999, sales increased $9.2 million, or 7% ($142.5 million in the first nine months of 1999 million compared to $133.3 million in the first nine months of 1998). Sales for simulation products decreased $1.0 million, or 1% ($118.8 million in the first nine months of 1999 compared to $119.8 million in the first nine months of 1998). The decrease in sales of simulation products is due to unusually strong sales to commercial customers in the first nine months of 1998, the pace of which was not repeated in the first nine months of 1999. Sales of workstation products increased $9.1 million, or 91% ($19.1 million in the first nine months of 1999 compared to $10.0 million in the first nine months of 1998). The increase in sales of workstation products is due to the acquisition of AGI at the end of the second quarter of 1998 which added $14.9 million of the increase in sales during the nine months ended October 1, 1999. This increase was offset by a decrease in royalty income, a decrease in the number of units sold and decreased selling prices of existing products and the delay in introduction of new products. Sales of application products increased $1.0 million, or 28% ($4.6 million in the first nine months of 1999 compared to $3.6 million in the first nine months of 1998). The increase in sales of application products is due to an increased number of shipments of Digistars, increased sales related to the StarRider product and sales of content-related projects in the first nine months of 1999 compared to the first nine months of 1998. These increases offset fewer shipments and lower selling prices of MindSet virtual studio products.

Write-down of Inventories

The Company periodically reviews inventories for obsolescence and provides a reserve that it considers sufficient to cover any impaired inventories. During the third quarter of 1999, the Company finished its design and testing of software relating to the Harmony image generator product which had been delayed. As part of its testing, the Company determined that certain of the inventories previously purchased for the Harmony image generator had become technologically obsolete and did not properly function with the updated software. In connection with this assessment, the Company recorded a charge of $12.1 million to write-down obsolete, excess and overvalued inventories. In addition, during the third quarter of 1999, the Company wrote-down $1.1 million of Workstation Products Group inventories related to end-of-life or abandoned product lines.

Gross Profit

Gross profit decreased $9.6 million, or 17% ($47.5 million in the first nine months of 1999 compared to $57.0 million in the first nine months of 1998). As a percent of sales, gross profit decreased to 33.3% in the first nine months of 1999 from 42.8% in the first nine months of 1998. The decrease in gross margin resulted primarily from the write-down of $13.2 million of obsolete, excess and overvalued inventories. The decrease in gross margin is also due to lower margins in the Workstation Products Group as a result of a decrease in royalty income, a decrease in the number of units sold and decreased selling prices of existing products and the delay in introduction of new products.

Selling, General and Administrative

Selling, general and administrative expenses increased $3.5 million, or 12% ($32.6 million in the first nine months of 1999 compared to $29.1 million in the first nine months of 1998) and increased as a percent of sales (22.9% in the first nine months of 1999 compared to 21.8% in the first nine months of 1998). The increase in these expenses is due to the inclusion of nine months of AGI expenses in 1999 compared to three months in 1998. In addition, higher labor costs in the first nine months of 1999 compared to the first nine months of 1998 contributed to the increase.

Research and Development

Research and development expenses increased $13.3 million, or 60% ($35.6 million in the first nine months of 1999 compared to $22.3 million in the first nine months of 1998) and increased as a percent of sales (25.0% in the first nine months of 1999 compared to 16.7% in the first nine months of 1998). The increase in these expenses is due to increased research and development expenses related to higher costs in the Simulation Group relating to its Harmony image generator. In addition, the first nine months of 1999 included nine months of AGI expenses while the first nine months of 1998 only included three months of AGI expenses.

Amortization of Goodwill and Other Intangible Assets

Amortization of goodwill and other intangible assets decreased $0.9 million ($1.5 million in the first nine months of 1999 compared to $2.4 in the first nine months of 1998). The decrease in these expenses is due to the write-off of $9.3 million of goodwill and other intangible assets during the third quarter of 1999.

Impairment Loss

The Company periodically reviews the value assigned to the separate components of goodwill, intangibles and other long-lived assets through comparison to anticipated, undiscounted cash flows from the underlying assets to assess recoverability. The assets are considered to be impaired when the expected future cash flows from these assets do not exceed the carrying balances of the related assets. The impairment loss of $9.7 million, as determined in accordance with SFAS 121, relates to the write-down to fair value of goodwill, intangibles and other long-lived assets acquired in the acquisition of AGI and SRI. The impairment loss consisted of the write-off of $4.9 million of goodwill, $4.4 million of intangible assets and $0.4 million of property, plant and equipment.

The impairment loss was the result of several circumstances: (i) delay in production introductions for the AccelGALAXY, E&S Lightning 1200 and the multiple-controller graphics subsystems product line; (ii) the developer of the chip used on the AccelGMX acquired a board company and entered the graphics accelerator market in direct competition with the AccelGMX; and (iii) introduction of lower-end products by competitors which can perform many of the functions of the higher-end 3D graphics cards.

Restructuring Charge

In the third quarter of 1999, the Company initiated a restructuring plan focused on reducing the operating cost structure of its Workstation Products Group. As part of the plan, the Company recorded a charge of $1.5 million relating to 28 employee terminations, including 17 employees in San Jose and 11 employees in Salt Lake City.

Write-off of Acquired In-Process Technology

In the second quarter of 1998, the Company recognized $20.8 million of expense to write-off acquired in-process technology related to the acquisitions of AGI and SRI. No such expense was recognized in the first nine months of 1999.

Other Income, Net

Other income, net decreased $0.7 million ($0.8 million in the first nine months of 1999 compared to $1.6 million in the first nine months of 1998). Interest income was $1.7 million and $2.0 million in the first nine months of 1999 and the first nine months of 1998, respectively. The decrease in interest income is due a decrease in the average cash and cash equivalents and short-term investments balances offset by interest received in 1999 for delayed income tax refunds in the first nine months of 1999 as compared to the first nine months of 1998.

Income Taxes

Excluding the write-off of acquired in-process technology in 1998, the effective tax rate was 35.2% and 31.9% of pre-tax earnings for the first nine months of 1999 and 1998, respectively. These rates are calculated based on an estimated annual effective tax rate applied to earnings before income taxes.

LIQUIDITY & CAPITAL RESOURCES

At October 1, 1999, the Company had working capital of $118.5 million, including cash, cash equivalents and short-term investments of $18.0 million, compared to working capital of $134.4 million at December 31, 1998, including cash, cash equivalents and short-term investments of $27.7 million. During the nine months ended October 1, 1999, the Company used $0.3 million of cash in its operating activities, generated $9.6 million of cash from its investing activities and used $3.2 million of cash in its financing activities.

The primary uses of cash from the Company's operating activities included a net increase in costs and estimated earnings in excess of billings on uncompleted contracts of $5.3 million, a decrease in accounts payable of $6.6 million, an increase in inventories of $5.3 million and a decrease in income taxes payable of $4.5 million. These primary uses of cash were partially offset by $4.3 million net cash flow from the collection of accounts receivable, and $1.6 million net cash flow from customer deposits and a $3.3 million increase in accrued expenses. The net increase in costs and estimated earnings in excess of billings on uncompleted contracts was primarily due to the delays in achieving billing milestones on projects related to the Company's Harmony image generator. The decline in the Company's accounts payable balance was due to a change in the timing of materials received which had resulted in a higher balance at December 31, 1998. The increase in the Company's inventories balance was due to an increase in raw materials and work-in-process inventories related to the Company's Harmony image generator. The decline in the Company's accounts receivable balance was due to an increased effort in collection of receivables and a reduced volume of new billings due to delays in achieving billing milestones on projects related to the Company's Harmony image generator.

The Company's investing activities during the nine months ended October 1, 1999 included capital expenditures of $11.1 million for building improvements and equipment. The Company has a capital commitment, as of October 1, 1999, of $0.8 million to construct a building in Salt Lake City, Utah to house its machine shop. Proceeds from the sale of short-term investments, net of purchases, provided $15.4 million of cash during the nine months ended October 1, 1999.

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

The Company's financing activities during the nine months ended October 1, 1999 included the use of $4.4 million for the repurchase of common stock. Proceeds from the issuance of common stock relating to the exercise of stock options provided $1.1 million of cash during the nine months ended October 1, 1999.

On February 18, 1998, the Company's Board of Directors authorized the repurchase of up to 600,000 shares of the Company's common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996. On September 8, 1998, the Company's Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's common stock. Subsequent to February 18, 1998, the Company has repurchased 1,045,500 shares of its common stock; thus, 554,500 shares currently remain available for repurchase as of November 5, 1999. Stock may be acquired in the open market or through negotiated transactions. Under the program, repurchases may be made from time to time, depending on market conditions, share price and other factors. These repurchases are to be used primarily to meet current and near-term requirements for the Company's stock-based benefit plans.

In November 1998, the Company entered into a revolving line of credit agreement with U.S. Bank National Association. The revolving line of credit provides for borrowings by the Company of up to $20.0 million. Borrowings bear interest at the prevailing prime rate minus 1.0% or the LIBOR rate plus 1.0%. The revolving line of credit expires on January 10, 2000. The revolving line of credit, among other things, (i) requires the Company to maintain certain financial ratios;
(ii) restricts the Company's ability to incur debt or liens; sell, assign, pledge or lease assets; merge with another company; and (iii) restricts the payment of dividends and repurchase of any of the Company's outstanding shares without prior consent of the lender if there are borrowings outstanding under the agreement. The revolving line of credit is unsecured. There were no borrowings under this agreement outstanding as of November 5, 1999. In addition, the Company has a $12.5 million unsecured line for letters of credit with U.S. Bank National Association for which there was approximately $12.0 million outstanding as of October 1, 1999.

As of October 1, 1999, the Company had revolving line of credit agreements with foreign banks totaling approximately $6.5 million, of which approximately $2.4 million was unused and available. The Company has a letter of credit with another bank in the United States for $4.9 million as a guarantee for one of the Company's foreign line of credit agreements.

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

As of October 1, 1999, the Company had approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the "6% Debentures"). The 6% Debentures are unsecured and are convertible at each bondholder's option into shares of the Company's common stock at a conversion price of $42.10 or 428,000 shares of the Company's common stock, subject to adjustment. The 6% Debentures are redeemable at the Company's option, in whole or in part, at par.

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

Failure to complete the development of these projects in their entirety, or in a timely manner, has had a material adverse impact on the Company's results of operations. During the third quarter of 1999, the Company recorded on impairment loss of $9.7 million (discussed below). Actual revenues and operating profits attributable to acquired in-process technology have deviated significantly from the original projections used to value such technology in connection with each of the respective acquisitions. On-going operations and financial results for the acquired technology and the Company as a whole are subject to a variety of factors which may not have been known or estimable at the date of such acquisition, and the estimates discussed below should not be considered the Company's current projections for operating results for the acquired businesses or the Company as a whole. A description of the acquired in-process technology and the estimates made by the Company for each of the technologies is discussed below.

          Mid-range Professional Graphics Subsystem (2100). This technology is a graphics subsystem with built in VGA core and integral DMA engines. This technology provides superior graphics performance over previous technologies, and includes features such as stereo and dual monitor support and various texture memory configurations. The technology is used in the AccelGALAXY(TM) product, which was completed and began shipping to customers in late third quarter of 1998. The cost to complete this project subsequent to the acquisition of AGI was $0.3 million, $0.1 million over the budgeted amount and was funded by working capital. The project was also completed a month later than scheduled. The assigned value for this acquired in-process technology was $6.1 million.

          CAD-focused Professional Graphics Subsystem (1200). This technology is a graphics subsystem with lower costs compared to the mid-range technology, resulting in a more cost-effective graphics solution for the end-user. It provides the cost sensitive user with adequate graphics performance, with few features and a single texture configuration option. The technology is used in the E&S Lightning 1200 product, which was completed in March 1999 and began shipping to customers in April 1999. The cost to complete this project subsequent to the acquisition of AGI was $0.5 million, $0.2 million over the budgeted amount and was funded by working capital. This project was completed five months later than originally projected. The assigned value for this acquired in-process technology was $6.2 million.

          Multiple-Controller Graphics Subsystems (2200). This technology is a high-end graphics subsystem involving the parallel use of two or four controllers. This technology is aimed at super users in the graphics area who need significant increases in performance and features to accomplish their tasks and are willing to pay the increased price necessary to support those requirements. This technology is in development. As of October 1, 1999, the cost to complete this project subsequent to the acquisition of AGI was $1.5 million. During the third quarter, the Company determined the technology and graphics subsystem as originally designed would not be a viable product in the marketplace. The new graphics subsystem will be based on the technology behind the 2200 and the AccelGMX products. Management estimates that additional costs to complete this project will be $1.3 million and the project is expected to be completed by the end of the second quarter of 2000, approximately 15 months later than planned. This project will be funded by working capital. The assigned value for this acquired in-process technology was $2.7 million.

          On-board Geometry Engine Graphics Subsystem (AccelGMX(TM)). This technology is a mid-range graphics subsystem with a geometry engine on board. This technology is aimed at the performance intensive graphics end-user. It has fewer features than the mid-range professional technology, but faster geometry performance compared to the mid-range professional technology on Pentium II processors. This technology was completed in the third quarter of 1998 and the AccelGMX product that uses this technology began shipping to customers at that time. The cost to complete this project subsequent to the acquisition of AGI was $0.1 million and was funded by working capital. The assigned value for this acquired in-process technology was $5.3 million.

The AccelGALAXY has performed below revenue estimates due to the delay in product introduction by the Company and a delayed design win at one major OEM. These delays, in addition to increased competition, caused an erosion of approximately 50% of the projected average selling price for the AccelGALAXY and a loss of projected unit sales. Subsequent to the Company's acquisition of AGI, the developer of the chip used on the AccelGMX also acquired a board company and entered the graphics accelerator market in direct competition with the AccelGMX. Due to the advantage of producing the chip, the competitor can produce a comparable product at a lower cost; thus, the AccelGMX has performed below revenue estimates and the Company no longer expects to generate significant revenues from this product. The E&S Lightning 1200 has performed below revenue estimates due to the delay in product introduction by the Company. As a result of the delay in product introduction, most OEMs selected a competing product. The expected sales volume and average selling price of the E&S Lightning 1200 have been significantly reduced.

The Company periodically reviews the value assigned to the separate components of goodwill, intangibles and other long-lived assets through comparison to anticipated, undiscounted cash flows from the underlying assets to assess recoverability. The assets are considered to be impaired when the expected future cash flows from these assets do not exceed the carrying balances of the related assets. Based on the events described above and in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", during the third quarter of 1999 the Company recorded an impairment loss of $9.7 million related to the acquisition of AGI and SRI. The impairment loss consisted of the write-off of $4.9 million of goodwill, $4.4 million of intangible assets and $0.4 million of property, plant and equipment.

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

The Company has created a company-wide Year 2000 team to identify and resolve Year 2000 issues associated either with the Company's internal systems or the products and services sold by the Company. As part of this effort, the Company is communicating with its main suppliers of technology products and services regarding the Year 2000 status of such products or services. The Company has identified and tested its main internal systems. The Company expects to complete implementation of needed Year 2000-related modifications to its information systems by the end of November 1999. The Company has also assessed its internal non-information technology systems, and expects to complete testing and any needed modifications to these systems by the end of November 1999.

The Company's total cost relating to these activities has not been and is not expected to be material to the Company's financial position, results of operations, or cash flows. The Company believes that necessary modifications will be made on a timely basis. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of such modifications, or that the Company's suppliers will adequately prepare for the Year 2000 issue. It is possible that any such delays, increased costs, or supplier failures could have a material adverse impact on the Company's operations and financial results, by, for example, impacting the Company's ability to deliver products or services to its customers. The Company expects to finalize its assessment of and contingency planning for potential operational or performance problems related to Year 2000 issues with its information systems by the end of November 1999.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which the Company is exposed are changes in foreign currency exchange rates and changes in interest rates. The Company's international sales, which accounted for 48% of the Company's total sales in the nine months ended October 1, 1999 are concentrated in the United Kingdom, continental Europe and the Pacific Rim. The Company manages its exposure to changes in foreign currency exchange rates by entering into most of its sales and purchase contracts for products and materials in U.S. dollars. Occasionally, the Company enters into sales and purchase contracts for products and materials denominated in currencies other than U.S. dollars and in those cases the Company enters into foreign exchange forward sales or purchase contracts to offset those exposures. Foreign currency purchase and sale contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for trading purposes and does not use leveraged contracts. As of October 1, 1999, the Company had no material sales or purchase contracts in currencies other than U.S. dollars and had no material foreign currency sales or purchase contracts.

The Company reduces its exposure to changes in interest rates by maintaining a high proportion of its debt in fixed-rate instruments. As of October 1, 1999, 82% of the Company's total debt was in fixed-rate instruments; however, the Company has a revolving line of credit that provides for borrowings by the Company of up to $20.0 million. The borrowings bear interest at a variable rate at the prevailing prime rate minus 1.0% or the LIBOR rate plus 1.0%. If the Company were to borrow all of the $20.0 million of the revolving line of credit and the $6.5 million of foreign lines of credit, 40% of the Company's total debt would be in fixed-rate instruments.




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



                                         EVANS & SUTHERLAND COMPUTER CORPORATION





Date  November 15, 1999                  By: /s/ Mark C. McBride

                                         Mark C. McBride, Vice President,
                                         Acting Chief Financial Officer,
                                         Corporate Controller and
                                         Corporate Secretary
                                         (Principal Financial Officer)