Form 10-K405
period 1999-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2000-03-30
CIK 276283

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

FORM 10-K (Mark One)

[ X ] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of March 3, 2000 was approximately $91,001,000, based on the closing market price of the Common Stock on such date, as reported by The Nasdaq Stock Market.

         The number of shares of the registrant's Common Stock outstanding at March 3, 2000 was 9,344,935.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on May 17, 2000 are incorporated by reference into Part III hereof.

                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

PART I
         Item 1.    Business..................................................................................  5
         Item 2.    Properties................................................................................ 14
         Item 3.    Legal Proceedings......................................................................... 14
         Item 4.    Submission of Matters to a Vote of Security Holders....................................... 14

PART II
         Item 5.    Market For Registrant's Common Equity and
                     Related Stockholder Matters.............................................................. 16
         Item 6.    Selected Consolidated Financial Data...................................................... 17
         Item 7.    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.................................................................... 19
         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk................................ 33
         Item 8.    Financial Statements and Supplementary Data............................................... 34
                      Report of Management.................................................................... 35
                      Report of Independent Accountants....................................................... 35
                      Consolidated Balance Sheets............................................................. 36
                      Consolidated Statements of Operations................................................... 37
                     Consolidated Statements of Comprehensive Income.......................................... 38
                      Consolidated Statements of Stockholders' Equity......................................... 39
                      Consolidated Statements of Cash Flows................................................... 40
                      Notes to Consolidated Financial Statements.............................................. 41
         Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...... 63

PART III
         Item 10.   Directors and Executive Officers of the Registrant........................................ 63
         Item 11.   Executive Compensation.................................................................... 63
         Item 12.   Security Ownership of Certain Beneficial Owners and Management............................ 63
         Item 13.   Certain Relationships and Related Transactions............................................ 63

PART IV
         Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................... 64

         Signatures .......................................................................................... 68

                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                    FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Evans & Sutherland Computer Corporation ("Evans & Sutherland," "E&S(R)," or the "Company") was incorporated in the State of Utah on May 10, 1968. The Company is an established high-technology company with outstanding computer graphics technology and a worldwide presence in high-performance 3D visual simulation. In addition, E&S is now applying the core technology into higher-growth personal computer ("PC") products for both simulation and workstations. During 1999, the Company's core computer graphics technology was shared among the Company's:

         (1) Simulation Group, which produces high performance image generators for simulation including PC-based visual system products;

         (2) Workstation Products Group, which provides original equipment manufacturers ("OEMs") of personal workstations with high quality graphics performance; and

         (3) Applications Group, which applies the Company's core technologies to the expanding market of PC-based applications and products.

         Unless the context otherwise requires, as used herein, the term "Company" refers to Evans & Sutherland Computer Corporation and its subsidiaries. The Company's headquarters are located at 600 Komas Drive, Salt Lake City, Utah 84108, and its telephone number is (801) 588-1000. The Company's web page on the world wide web is http://www.es.com.

RECENT DEVELOPMENTS

         In February 2000, the Company changed the strategic focus of its Workstation Products Group to the high-end digital content creation (DCC) segment. The Company will provide the base graphics and video processing technology to leading hardware system-solution providers in the high-end DCC segment. The goal of the group, now called the REALimage(TM) Solutions Group, is to provide a "studio-on-a-chip" to bring together real-time graphics and video in a unique and effective way to support all aspects of visual content creation for broadcasting and netcasting applications.

         On October 16, 1997, the Company and CAE Electronics Ltd. ("CAE") entered into a Sub-Contract (the "Sub-Contract") for the Company to design, develop and deliver the visual system components and visual databases required for certain dynamic mission simulators and tactical control centers, to be integrated with the Company's Harmony image generation equipment (the "Harmony VSC"). As of December 31, 1999, the Harmony VSC had not been integrated with the dynamic mission simulators or tactical control centers. Pursuant to the terms of the Sub-Contract, the integration was to be completed during 1999. Consequently, as of December 31, 1999, in accordance with the liquidated damages provision of the Sub-Contract, the Company incurred liquidated damages on this Sub-Contract totaling $6.0 million. The Company and CAE agreed to an interim solution, which provides for the installation of the Company's ESIG 4530 image generators to integrate with the dynamic mission simulators and tactical control centers until the Company's Harmony VSC are able to support the dynamic mission simulators and tactical control centers. The Company has agreed to pay CAE (i) $0.5 million for reimbursement of certain expenses and costs incurred by CAE relating to the integration and retrofit of the ESIG 4530 to the dynamic mission simulators and tactical control centers and (ii) $5.5 million as liquidated damages resulting from certain delays of the Harmony VSC. If further delays in the integration of the Harmony VSC occur, the Company may be obligated to pay CAE additional liquidated damages. The Company will also be obligated to pay certain costs associated with the anticipated switch-over from the ESIG 4530 to the Harmony VSC. CAE agreed to pay the Company certain advance payments totaling $7.2 million upon the successful completion of specified milestones towards the integration of the ESIG 4530 image generators.

         On March 28, 2000, the Company sold certain assets of its Applications Group relating to digital video products to RT-SET Real Time Synthesized Entertainment Technology Ltd. and its subsidiary, RT-SET America Inc. for $1.4 million cash, common stock of RT-SET Real Time Synthesized Entertainment Technology Ltd. valued at approximately $1.0 million and the assumption of certain liabilities. The Company may receive additional common stock of RT-SET Real Time Synthesized Entertainment Technology Ltd. valued up to $3.0 million in the event that a product currently being developed and included in the purchased assets meets certain specified performance criteria within a specified time period.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

          This annual report, including all documents incorporated herein by reference, includes certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, including, among others, those statements preceded by, followed by or including the words "estimates,"
"believes," "expects," "anticipates," "plans," "projects," and similar expressions.

         These forward-looking statements may include projections of sales and net income and issues that may affect sales or net income; projections of capital expenditures; plans for future operations; financing needs or plans; plans relating to the Company's products and services; and assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described in the "Factors That May Affect Future Results" discussion under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this annual report, important factors to consider in evaluating such forward-looking statements include risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, product delays, commercialization and technology. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this annual report will, in fact, occur.

REPORTABLE SEGMENTS

         The Company's business units have been aggregated into the following three reportable segments: the Simulation Group, the Workstation Products Group, and the Applications Group. The three groups benefit from shared core graphics technology and each group's new products are based on open Intel and Microsoft hardware and software standards. Each reportable segment markets its products to a worldwide customer base. Financial information by reportable segment for each of the three years ended December 31, 1999 is included in note 19 of the Notes to Consolidated Financial Statements included in Part II of this annual report.

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

         In the third quarter of 1999, E&S announced simFUSION(TM), the first OpenGL(R) PC-based image generator which extends the Company's Symphony(TM) family of compatible simulation products to the low-cost simulation market. The Symphony family of products now includes the Harmony(TM) image generator system on the high end, Ensemble(TM) in the mid-range and simFUSION on the low-end. simFUSION is bundled with third-party software packages and is sold worldwide through qualified distributors.

         Throughout 1999, the Company continued development of its iNTegrator(R) software product that provides the real-time control and modeling tools for the Symphony product family. Performance optimizations and new functionality have continuously been added with each new software release to meet existing contract requirements and to increase the product performance. The Company plans to make further enhancements of iNTegrator throughout 2000 to increase performance and to support new functionality in the hardware.

         In the fourth quarter of 1999, E&S announced the inauguration of Encore, an innovative new approach to customer service and support. Encore combines the latest advancements in manufacturing and interactive communications technology to offer E&S customers a comprehensive, flexible, and cost-effective customer service and support program. Encore combines web-based technology with new physical distribution locations to deliver timely support as efficiently as possible. Encore customers will have immediate access to service information through customized, secure, private web sites providing product news and announcements, documentation, and on-line spares and repairs tracking. In addition, each customer will have a single-point E&S contact who can be reached through the web site to ensure continuity throughout the procurement, installation, operation, and maintenance processes. The status of monthly service agreements will also be visible, allowing customers to plan and forecast their budgets accurately and reduce unplanned expenses for spares, repairs and on-site support.

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

         Generally, the Simulation Group's visual systems products consist of the following five major components. These components are available as sub-systems, but are typically sold together as a complete visual system solution delivered to an operator or prime contractor.

         (1) Image generators ("IG"s) create computer-generated real-time images and send these images to display devices, such as projectors or computer monitors. The group's primary IG offerings include the ESIG(TM) line and the Symphony family of products from Harmony on the high end to OpenGL PC-based simFUSION at the low end. E&S offers a complete, high-to-low family of IGs that can use the same software and databases. Harmony is the industry's flagship for highest performance, Ensemble is the first PC-based true image generator offering deterministic performance and simulation-specific functionality and simFUSION is the first OpenGL PC-based image generation system targeted at low-cost applications. E&S is the only visual system provider offering a complete line of compatible and scalable products for real-time simulation and visualization.

         (2) Display systems consist of projectors, display screens, computer monitors, and specialized optics. These display systems are offered in a broad range of configurations, from onboard instrument displays to domes offering a 360-degree field of view, depending on the applications.

         (3) Databases of synthetic environments are offered as options or as custom creations. The group provides database development as well as database development tools such as EaSIEST(TM) and iNTegrator. Databases developed using iNTegrator are a key element of the Symphony product family. These can be run on a full range of image generators, from the PC-based simFUSION to the high-end Harmony systems.

         (4) The simulation of sensor imagery such as radar, infrared, and night vision goggles (NVG) is often provided with the visual systems for high-performance fixed and rotary wing aircraft. E&S develops and manufactures a variety of hardware and software products to achieve realistic sensor simulation, including the Vanguard radar image generator, infrared post processors, and customized systems for either simulated or stimulated NVG solutions.

         (5) System integration, installation and support services are also differentiating elements of all systems and components sold.

         The Simulation Group's products are marketed worldwide by the Company and qualified distributors. Products and services are sold directly to end users by E&S as a prime contractor, through simulator prime contractors with E&S acting as a subcontractor, and through system OEMs. E&S continues to develop and form both domestic and international marketing alliances, which are proving to be an effective method of reaching specific markets. In addition, the Company has OEM agreements for its visual system products with a number of major companies such as STN Atlas Elektronik GmbH in Germany and Mitsubishi Precision Co., Ltd. in Japan.

Competitive Conditions

         Primary competitive factors for the Simulation Group's products are performance, price, service, and product availability. Because competitors are constantly striving to improve their products, the group must ensure that it continues to offer products with the best performance at a competitive price. Prime contractors, including Lockheed Martin, Flight Safety International ("FSI") and CAE Electronics, Ltd. ("CAE"), offer competing visual systems in the simulation market. The Company believes it is able to compete effectively in this environment and will continue to be able to do so in the foreseeable future. In 1999, the group was awarded several highly competitive orders against FSI and CAE, the principal competitors in the commercial simulation market. In the military simulation market, the group competes primarily with Silicon
Graphics, Inc. and CAE. In the low-cost, PC-based market, the Company's simFUSION product competes against companies producing graphics accelerator cards, such as Quantum 3D.

Backlog

         The Simulation Group's backlog was $149.1 million on December 31, 1999, compared with $146.7 million on December 31, 1998. It is anticipated that most of the 1999 backlog will be converted to sales in 2000.

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

Workstations Products Group (Renamed REALimage Solutions Group)

         The Workstation Products Group develops and sells graphics chips and graphics subsystems for the personal workstation marketplace. This group sells to personal workstation OEMs and to end-users

         To expand the Company's workstation graphics development, integration and distribution within the workstation graphics marketplace, the Company, on June 26, 1998, through its wholly-owned subsidiary, Evans & Sutherland Graphics Corporation ("ESGC"), acquired all of the outstanding stock of AccelGraphics,
Inc. ESGC is based in San Jose, California, and is a provider of high-performance, cost-effective, three-dimensional graphics subsystem products for the Windows NT(R)-based personal workstation market. To further expand the Company's presence within the workstation graphics marketplace, on June 26, 1998, the Company acquired the assets and assumed certain liabilities of Silicon Reality, Inc. ("SRI"), a designer and developer of 3D graphics hardware and software products for the PC workstation marketplace.

         In February 2000, the Company changed the strategic focus of its Workstation Products Group to the high- end DCC segment. The Company will provide the base graphics and video processing technology to leading hardware system-solution providers in the high-end DCC segment. The goal of the group, now called the REALimage(TM) Solutions Group, is to provide a "studio-on-a-chip" to bring together real-time graphics and video in a unique and effective way to support all aspects of visual content creation for broadcasting and netcasting applications.

Products & Markets

         The group provides a family of REALimage(TM) chip-based, 3D graphics subsystems and their associated software to personal workstation OEMs. A majority of the group's sales are currently derived from the E&S Tornado 3000(TM) and the E&S Lightning 1200(TM) products. The current product lines are summarized below:

       Product Line             Introduction Date                               Description

E&S Tornado 3000                    June 1999          Based  on  the  REALimage  3000  chipset,   positioned  as  a
                                                       professional card for animation and modeling  applications in the DCC  segment  and  for  users  of CAD  and  visualization
                                                       simulation   applications.   It  is  Pentium  III  ready  and
                                                       incorporates E&S's software architecture, DYNAMICgeometry(TM).

                                                       Based  on  the  REALimage  1200  chipset,   positioned  as  a
E&S Lightning 1200                 March 1999          professional   card   for   price-sensitive   users  of  CAD,
                                                       modeling, DCC, and visualization simulation applications,  is
                                                       Pentium   III   ready   and   incorporates   E&S's   software
                                                       architecture, DYNAMICgeometry.

AccelGALAXY(TM)                     July 1998          Based  on  the  REALimage  2100  chipset,   positioned  as  a
                                                       mid-range  card for a variety  of  professional  applications and was  upgraded  with new driver  software in March 1999 to
                                                       be  Pentium   III   ready,   incorporating   E&S's   software
                                                       architecture, DYNAMICgeometry.


         These products support a wide range of professional OpenGL(R) graphics applications, including mechanical computer automated design, engineering analysis, digital content creation, visualization, simulation, animation, entertainment and architectural, engineering and construction. To optimize its position in these markets, E&S has maintained close working relationships with many independent software vendors that provide products into these markets. Consequently, E&S is certified and/or tested on most of the popular PC workstation applications.

         Another partnership important to the group's ability to deliver competitive products to personal workstation OEMs and hardware system-solution providers within the DCC segment is E&S's alliance with Intel Corporation ("Intel"). Intel and the Company have an agreement to accelerate development of high-end graphics and video subsystems for Intel-based workstations. This coordinated development effort with Intel gives E&S a potential advantage in keeping pace with new chip releases by Intel thereby providing E&S customers, potentially, with timely and optimal graphics solutions.

         The REALimage Solutions Group also benefits from the advanced technology developed in the Company's Simulation Group, and then in turn flows technology back to the simulation business, particularly for PC-based visual systems.

         This group's products are currently sold to OEM customers primarily through direct sales and to end users through the Company's e-commerce web site, ESDirect. The group also utilizes sales representatives to support sales to distributors around the world and has a non-exclusive partnership with Mitsubishi Electronics to manufacture and sell certain specific REALimage-based chipsets.

Competitive Conditions

         Primary competitive factors for the REALimage Solutions Group's products are performance, price, product availability and access to customers and distribution channels. The group's future success will depend in large part on achieving design wins and having current and future products chosen as the graphics subsystem by leading hardware system-solution providers into the high-end DCC segment. The group's current OEM customers typically introduce new system configurations as often as twice a year, usually based on spring and fall design cycles. Accordingly, the group's existing products and future products must have competitive performance levels or the group must introduce timely new products with such performance characteristics in order to be included in new system configurations.

         The REALimage Solutions Group's principal competitors include Intergraph, Inc., a system OEM that uses its own chip design, 3Dlabs Inc., Ltd., a company that sells graphics subsystems based on its own chipsets to system OEMs, and companies such as S3 Incorporated and ELSA Inc. that utilize graphics chips of other companies such as IBM and NVIDIA Corporation ("NVIDIA"). The group also competes indirectly with Silicon Graphics, Inc. because Silicon Graphics, Inc. employs a vertical system sales strategy that competes directly with Dell Computer Corporation, Hewlett-Packard Company, Compaq Computer Corporation and other historical E&S customers. Competition may also emerge from companies such as ATI Technologies Inc., NVIDIA and Intel, who currently provide lower performance graphics products for the consumer PC market.

Backlog

         The REALimage Solutions Group's backlog was $0.2 million on December 31, 1999, compared with $3.0 million on December 31, 1998. The group expects that the 1999 backlog will be converted to sales in 2000. The REALimage Solutions Group's business operates off very short lead times as is typical in the PC industry. Sales of the group's products are primarily made pursuant to standard purchase orders that are cancelable without significant penalties.

Applications Group

         The Applications Group is composed of new and synergistic businesses that use E&S core technology in growth markets. The group's products are applications that leverage the technology of the Company's Simulation and Workstation Products Groups and apply them to other growth markets.

Products & Markets

         The Applications Group's digital theater products include hardware, software, and content for both the entertainment and educational marketplaces. Digital theater focuses on immersive all-dome theater applications combining colorful digitally produced imagery, full-spectrum audio, and audience-participation capability. The group provides turnkey solutions incorporating visual systems and sub-systems from the Simulation and Workstation Products Groups. E&S integrates these systems with projection equipment, audio components, and audience-participation systems from other suppliers. Products include Digistar(R), a calligraphic projection system designed to compete with analog star projectors in planetariums, and StarRider(R), a full-color, interactive, domed theater experience. The group is a leading supplier of digital display systems in the planetarium marketplace.

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

         During 1999, the Applications Group introduced E&S RAPIDsite(TM). E&S RAPIDsite is a photo-realistic visualization tool designed for use by real-estate developers, consulting engineers, architects and municipal planners involved with urban, suburban and environmentally sensitive development projects. E&S RAPIDsite features fast 3D-model construction, accelerated graphics rendering performance and easy-to-use interactive exploration of a proposed development on a Windows NT computer with an Open GL graphics accelerator.

         The Applications Group's products are sold directly to end-users by E&S as a prime contractor, sales representatives or distributors.

Competitive Conditions

     Primary competitive factors for the Applications Group's products are functionality, performance, price and access to customers and distribution channels. The Company's digital theater products compete with traditional optical-mechanical products and digital display systems offered by Minolta Planetarium Co. Ltd., GoTo Optical Mfg. Co., Carl Zeiss Inc., Spitz, Inc., Trimension, Inc. and Sky-Skan, Inc. The competitors for the virtual set product are mostly small companies including Orad Hi-Tec Systems Ltd. and RT-SET Real Time Synthesized Entertainment Technology Ltd., both Israeli companies. The competitors of E&S RAPIDsite are MultiGen-Paradigm, Inc. and Discreet, a division of Autodesk, Inc.

Backlog

         The Applications Group's backlog was $7.2 million on December 31, 1999, compared with $6.0 million on December 31, 1998. It is anticipated that most of the 1999 backlog will be converted to sales in 2000.

SIGNIFICANT CUSTOMERS

         Worldwide customers using E&S products include U.S. and international armed forces, NASA, aerospace companies, most major airlines, PC manufacturers, film and video studios, laboratories, museums, planetariums and science centers.

         Sales to the U.S. government, either directly or indirectly through sales to prime contractors or subcontractors, accounted for $84.5 million or 42% of total sales, $70.8 million or 37% of total sales, and $45.5 million or 29% of total sales in 1999, 1998 and 1997, respectively. Sales to the United Kingdom Ministry of Defense ("UK MOD"), either directly or indirectly through sales to prime contractors or subcontractors, accounted for $33.8 million or 17% of total sales and $32.1 million or 17% of total sales in 1999 and 1998, respectively.

         In 1999, sales to Lockheed Martin Corporation ("Lockheed") were $35.8 million or 18% of total sales, of which 100% related to U.S. government and UK MOD contracts and sales to The Boeing Company ("Boeing") were $25.4 million or 13% of total sales, of which 100% related to U.S. government and UK MOD contracts. In 1998, sales to Boeing were approximately $28.1 million or 15% of total sales, of which approximately 98% related to U.S. government and UK MOD contracts, and sales to Lockheed were approximately $22.0 million or 11% of total sales, of which approximately 91% related to U.S. government contracts. In 1997, sales to Thomson Training & Simulation Ltd. ("Thomson") were $19.3 million or 12% of total sales.

         All of the Company's sales to significant customers are within the Simulation Group.

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

         On June 3, 1999, the Company entered into an electronic manufacturing services agreement with Sanmina Corporation. The agreement commits the Company to purchase a minimum of $22.0 million of electronic products and assemblies from Sanmina Corporation each year until June 3, 2002. If the Company fails to meet these minimum purchase levels, subject to adjustment, the Company may be required to pay 25 percent of the difference between the $22.0 million and the amount purchased. As of December 31, 1999, the Company had purchased approximately $15.0 million of electronic products and assemblies from Sanmina Corporation since the date of the agreement. Management expects that the Company will satisfy this minimum purchase commitment.

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

RESEARCH & DEVELOPMENT

         E&S considers the timely development and introduction of new products to be essential to maintaining its competitive position and capitalizing on market opportunities. The Company's research and development expenses were $44.4 million, $31.8 million and $25.5 million in 1999, 1998 and 1997, respectively. As a percentage of sales, research and development expenses were 22%, 17% and 16% in 1999, 1998 and 1997, respectively. The Company continues to fund substantially all research and development efforts internally. It is anticipated that high levels of research and development will be needed to continue to ensure that the Company maintains technical excellence, leadership, and market competitiveness.

INTERNATIONAL SALES

         Sales of products known to be ultimately installed outside the United States are considered international sales by the Company and were $86.7 million, $84.9 million and $94.6 million in 1999, 1998 and 1997, respectively. International sales represented 43%, 44% and 59% of total sales in 1999, 1998 and 1997, respectively. For additional information, see note 20 of Notes to Consolidated Financial Statements included in Part II of this annual report.

EMPLOYEES

         As of March 3, 2000, Evans & Sutherland and its subsidiaries employed a total of 935 persons. The Company believes its relations with its employees are good. None of the Company's employees are subject to collective bargaining agreements.

ENVIRONMENTAL STANDARDS

         The Company believes its facilities and operations are within standards fully acceptable to the Environmental Protection Agency and that all facilities and procedures are in accordance with environmental rules and regulations, and international, federal, state, and local laws.

STRATEGIC RELATIONSHIP

         On July 22, 1998, Intel Corporation purchased 901,408 shares of the Company's preferred stock plus a warrant to purchase an additional 378,462 shares of the preferred stock at an exercise price of $33.28125 per share for approximately $24 million. These preferred shares have no dividend rights. Intel has certain contractual rights, including registration rights, a right of first refusal, and a right to require the Company to repurchase the preferred stock in the event of any transaction qualifying as a Corporate Event, as defined below. If Intel fails to exercise its right of first refusal as to a Corporate Event, Intel shall, upon the Company's entering into an agreement to consummate a Corporate Event, have the right to sell to the Company any or all of the preferred stock. The potential mandatory redemption amount is the greater of (i) the original price per share purchase price paid by Intel or (ii) either the highest price per share of capital stock (or equivalent) paid in connection with a Corporate Event or, if the transaction involves the sale of a significant subsidiary or assets or the licensing of intellectual property, Intel's pro rata share of the consideration received, directly or indirectly, by the Company in such transaction based on its then fully-diluted ownership of the Company's capital stock. A Corporate Event shall mean any of the following, whether accomplished through one or a series of related transactions: (i) certain transactions that result in a greater than 33% change in the total outstanding number of voting securities of the Company immediately after such issuance; (ii) an acquisition of the Company or any of its significant subsidiaries by consolidation, merger, share purchase or exchange or other reorganization or transaction in which the holders of the Company's or such significant subsidiary's outstanding voting securities immediately prior to such transaction own, immediately after such transaction, securities representing less than 50% of the voting power of the Company, any such significant subsidiary or the person issuing such securities or surviving such transaction, as the case may be; (iii) the acquisition of all or substantially all the assets of the Company or any significant subsidiary; (iv) the grant by the Company or any of its significant subsidiaries of an exclusive license for any material portion of the Company's or such significant subsidiary's intellectual property to a person other than Intel or any of its subsidiaries; or (v) any transaction or series of related transactions that result in the failure of the majority of the members of the Company's Board of Directors immediately prior to the closing of such transaction or series of related transactions failing to constitute a majority of the Board of Directors (or its successor) immediately following such transaction or series of related transactions. The Company also entered into an agreement to accelerate development of high-end graphics and video subsystems for Intel-based workstations.

ACQUISITIONS AND DISPOSITIONS

         On June 26, 1998, the Company, through its wholly-owned subsidiary, Evans & Sutherland Graphics Corporation, acquired all of the outstanding stock of AccelGraphics, Inc. to expand the Company's workstation graphics development, integration and distribution within the workstation graphics marketplace. To acquire AGI the Company paid approximately $23.7 million in cash and 1,109,303 shares of the Company's common stock, which was valued at $25.7 million. In addition, the Company converted all outstanding AGI options into options to purchase approximately 351,000 shares of common stock of the Company with a fair value of $3.4 million and incurred transaction costs of approximately $1.1 million.

         To further expand the Company's presence within the workstation graphics marketplace, on June 26, 1998, the Company acquired the assets and assumed certain liabilities of Silicon Reality, Inc., a designer and developer of 3D graphics hardware and software products for the PC workstation marketplace. The Company paid approximately $1.2 million and incurred transaction costs of approximately $250,000.

         On June 3, 1999, the Company sold certain of its manufacturing capital assets and inventory for $6.0 million to Sanmina Corporation as part of the Company's efforts to outsource the production of certain electronic products and assemblies. In addition, the Company entered into an electronic manufacturing services agreement with Sanmina Corporation. The electronic manufacturing services agreement commits the Company to purchase a minimum of $22.0 million of electronic products and assemblies from Sanmina Corporation each year until June 3, 2002. If the Company fails to meet these minimum purchase levels, subject to adjustment, the Company may be required to pay 25 percent the difference between the $22.0 million and the amount purchased.

ITEM 2.  PROPERTIES

         Evans & Sutherland's principal executive, engineering, and operations facilities for each of its business segments are located in the University of Utah Research Park, in Salt Lake City, Utah, where it owns seven buildings totaling approximately 450,669 square feet. E&S occupies five buildings and leases the remaining two buildings to other businesses. The buildings are located on land leased from the University of Utah on 40-year land leases that expire in 2026. Two buildings have options to renew the land leases for an additional 40 years, and four have options to renew the land leases for 10 years. The Company also owns 46 acres of land in North Salt Lake. E&S has no encumbrance on any of the real property. The Company and its subsidiaries hold leases on several sales, operations, service and production facilities located throughout the United States, Europe and Asia, none of which is material to the Company's manufacturing, engineering or operating facilities. The largest of these is a 20,000 square foot facility in San Jose, California. E&S believes that these properties are suitable for its immediate needs and it does not currently plan to expand its facilities or relocate.


ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor any of its subsidiaries is a party to any material legal proceeding. However, the Company is involved in ordinary routine litigation incidental to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.


EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth certain information regarding the executive officers of the Company as of March 31, 2000:

         Name                       Age                                          Position
------------------------   -----------------------    ---------------------------------------------------------------

Stewart Carrell                      66               Chairman of the Board of Directors

James R. Oyler                       54               President and Chief Executive Officer

Robert Ard                           46               Vice President - Applications Group

David B. Figgins                     51               Vice President - Simulation Group

Richard J. Gaynor                    40               Vice President and Chief Financial Officer

Mark C. McBride                      38               Vice President, Corporate Controller and Corporate Secretary

George Saul                          49               Vice President - REALimage Solutions Group

------------------------

Mr. Carrell was elected Chairman of the Board of Directors of the Company in March 1991. He has been a member of the Board for 16 years. He also serves as the Chairman of Seattle Silicon Corporation, and he is a director of Tripos, Inc. From mid-1984 until October 1993, Mr. Carrell was Chairman and Chief Executive Officer of Diasonics, Inc., a medical imaging company. From November 1983 until early 1987, Mr. Carrell was also a General Partner in Hambrecht & Quist LLC, an investment banking and venture capital firm.

Mr. Oyler was appointed President and Chief Executive Officer of the Company and a member of the Board of Directors in December 1994. He is also a director of Ikos Systems, Inc. and Silicon Light Machines. Previously, Mr. Oyler served as President of AMG, Inc. from mid-1990 through December 1994 and as Senior Vice President of Harris Corporation from 1976 through mid-1990. He has five years of service with the Company.

Mr. Ard was appointed Vice President of the Applications Group in May 1999. He joined the Company in June 1998 as Vice President and General Manager. Previously, he was President of Model Technology, Inc. where he was employed from July 1996 to May 1998. From June 1989 to July 1996, Mr. Ard was employed by Mentor Graphics Corporation as Vice President and General Manager of various divisions. He has one year of service with the Company.

Mr. Figgins was appointed Vice President of the Simulation Group in January 1999. He joined the Company in April 1998 as Vice President of PC Simulation in the Simulation Group. Previously, he was Vice President of Business Development and Marketing for Raytheon Training where he was employed from May 1986 to April 1998. He has one year of service with the Company.

Mr. Gaynor joined the Company in January 2000 as Vice President and Chief Financial Officer. Prior to joining the Company, he was Operations Controller/Vice President of Finance for Cabletron Systems, Inc. where he was employed from May 1994 to December 1999. Previously, Mr. Gaynor held various finance positions at Digital Equipment Corporation and Wang Laboratories. He has less than one year of service with the Company.

Mr. McBride has been Vice President and Corporate Controller since September 1996 and was appointed Corporate Secretary in March 1998. Prior to joining the Company, he was Senior Vice President and Chief Financial Officer at HealthRider, Inc. from September 1993 to September 1996. From August 1985 to September 1993, he was employed by Price Waterhouse LLP in various capacities, ending with Senior Manager. Mr. McBride is a Certified Public Accountant. He has three years of service with the Company.

Mr. Saul was appointed Vice President of the REALimage Solutions Group in December 1999. He joined the Company in June 1998 and was appointed Vice President of Administration in October 1998. From January 1997 to June 1998, he was President and Chief Executive Officer of Silicon Reality, Inc., a graphics technology start-up company E&S acquired in June 1998. Previously, Mr. Saul was Vice President of Hitachi Semiconductor America where he was employed from January 1991 to January 1997. He also held various management positions at Fairchild Semiconductor Corporation and National Semiconductor Corporation. He has one year of service with the Company.

                                    FORM 10-K

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's common stock trades on The Nasdaq Stock Market under the symbol "ESCC." The following table sets forth the range of the high and low sales prices per share of the Company's common stock for the fiscal quarters indicated, as reported by The Nasdaq Stock Market. Quotations represent actual transactions in Nasdaq's quotation system but do not include retail markup, markdown or commission.

                                             HIGH                     LOW
                                        --------------           --------------
1999
   First Quarter                           $    18 3/16             $  12
   Second Quarter                          $    19                  $  12 3/8
   Third Quarter                           $    15                  $  12 1/16
   Fourth Quarter                          $    14 1/8              $  10 7/16


1998
   First Quarter                           $   31 1/4               $  26 1/2
   Second Quarter                              30                      22 1/2
   Third Quarter                               29                      13 3/4
   Fourth Quarter                              22 1/2                  12


APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         On March 3, 2000, there were 744 shareholders of record of the Company's common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders.

DIVIDENDS

         Evans & Sutherland has never paid a cash dividend on its common stock, retaining its earnings for the operation and expansion of its business. The Company intends for the foreseeable future to continue the policy of retaining its earnings to finance the development and growth of its business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the five fiscal years ended December 31, 1999 are derived from the Company's Consolidated Financial Statements. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and related notes included elsewhere in this annual report. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                          (In thousands, except per share amounts)

                                             1999(1)         1998(2)          1997           1996          1995(3)
                                            -----------    ------------    -----------    -----------    ------------
FOR THE YEAR
Sales                                       $  200,885      $  191,766      $ 159,353      $ 130,564      $ 113,194

Net income (loss) before
extraordinary gain and
accretion of preferred stock                   (23,454)        (15,983)         5,080         10,352         20,484

Net income (loss) per common share
before extraordinary gain:
      Basic                                      (2.49)          (1.70)          0.56           1.16           2.37
      Diluted                                    (2.49)          (1.70)          0.53           1.12           2.33

Average weighted number of common
Shares outstanding
      Basic                                      9,501           9,461          9,060          8,944          8,639
      Diluted                                    9,501           9,461          9,502          9,222          8,785

AT END OF YEAR

Total assets                                $  258,464      $  275,668      $ 234,390      $ 210,891      $ 211,002
Long-term debt, less current portion            18,015          18,062         18,015         18,015         18,015
Redeemable preferred stock                      23,772          23,544              -              -              -
Stockholders' equity                           137,194         165,083        165,634        160,472        148,491



                 .........

(1) During 1999, the Company incurred a write-off of inventories of $13.2 million, an impairment loss of $9.7 million and a restructuring charge of $1.5 million. See notes 1, 4 and 22 of the Notes to Consolidated Financial Statements included in Part II of this annual report.

(2) During 1998, the Company incurred a $20.8 million charge to expense acquired in-process technology in connection with the acquisitions of AccelGraphics, Inc. and Silicon Reality, Inc. See note 2 of the Notes to Consolidated Financial Statements included in Part II of this annual report.

(3) During 1995, the Company repurchased $2.4 million of 6% Convertible Subordinated Debentures ("6% Debentures") on the open market. These purchases resulted in an extraordinary gain, net of income taxes, of approximately $0.3 million in 1995.

QUARTERLY FINANCIAL DATA  (Unaudited)

(In thousands, except per share amounts)

                                                                            Quarter Ended
                                           April 2                  July 2                 Oct. 1(1)                 Dec. 31
                                        ------------            ------------             ------------             ------------
1999

Sales                                        $49,746                  $44,023                 $48,704                  $58,412

Gross profit                                  22,378                   17,603                   7,477                   12,641

Net income (loss) before income taxes            379                   (4,980)                (28,020)                  (6,246)

Net income (loss) applicable to common stock     204                   (3,493)                (18,033)                  (2,360)

Net income (loss) per common share(3):
   Basic                                        0.02                    (0.36)                  (1.91)                   (0.25)
   Diluted                                      0.02                    (0.36)                  (1.91)                   (0.25)


                                                                            Quarter Ended
                                          March 27                June 26(2)               Sept. 25                  Dec. 31
                                        ------------            ------------             ------------             ------------
1998

Sales                                       $ 42,421                 $ 43,638                $ 47,262                 $ 58,445

Gross profit                                  17,125                   19,279                  20,637                   24,405

Net income (loss) before income                2,353                  (17,063)                 (1,219)                   2,072

Net income (loss) applicable to common stock   1,589                  (18,271)                   (794)                   1,398

Net income (loss) per common share(3):
   Basic                                        0.18                    (2.04)                  (0.08)                    0.14
   Diluted                                      0.17                    (2.04)                  (0.08)                    0.13

----------

(1) During the third quarter of 1999, the Company incurred a write-off of inventories of $13.2 million, an impairment loss of $9.7 million and a restructuring charge of $1.5 million. See notes 1, 4 and 22 of the Notes to Consolidated Financial Statements included in Part II of this annual report.

(2) The second quarter of 1998 includes a $20.8 million charge to expense acquired in-process technology in connection with the acquisitions of AccelGraphics, Inc. and Silicon Reality, Inc. See note 2 of the Notes to Consolidated Financial Statements included in Part II of this annual report.

(3) Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions should be read in conjunction with the Company's Consolidated Financial Statements contained herein under Item 8 of this annual report.

                                                                               Year ended December 31,
                                                                 1999                  1998                   1997
                                                              -----------            ----------            -----------
Sales                                                            100.0%                 100.0%                100.0%
Cost of sales                                                     63.5%                  57.5%                 52.8%
Write-off of inventories                                           6.6%                     -                     -
                                                              -----------            ----------            -----------
      Gross profit                                                29.9%                 42.5%                 47.2%
                                                              -----------            ----------            -----------
Operating expenses:
      Selling, general and administrative                         21.4%                 20.9%                 22.2%
      Research and development                                    22.1%                 16.6%                 16.0%
      Amortization of goodwill and other intangible assets         0.8%                  2.5%                    -
      Impairment loss                                              4.8%                    -                     -
      Restructuring charge                                         0.7%                    -                     -
      Write-off of acquired in-process technology                    -                  10.8%                    -
                                                              -----------            ----------            -----------

     Operating expenses                                           49.8%                 50.8%                 38.2%
                                                              -----------            ----------            -----------

     Operating income (loss)                                     (19.9)%                (8.3)%                 9.0%
Other income (expense)                                             0.6%                  1.1%                 (4.7)%
                                                              -----------            ----------            -----------
     Pretax income (loss)                                        (19.3)%                (7.2)%                 4.3%
Income tax expense (benefit)                                      (7.6)%                 1.1%                  1.1%
                                                              -----------            ----------            -----------
     Net income (loss)                                           (11.7)%                (8.3)%                 3.2%
Accretion of preferred stock                                       0.1%                  0.1%                    -
                                                              -----------            ----------            -----------
Net income (loss) applicable to common stock                     (11.8)%                (8.4)%                 3.2%
                                                              ===========            ==========            ===========


RESULTS OF OPERATIONS

1999 vs. 1998

Sales

         In 1999, the Company's total sales increased $9.1 million, or 5% ($200.9 million in 1999 compared to $191.8 million in 1998). Sales for simulation products increased $3.6 million, or 2% ($170.6 million in 1999 compared to $167.0 million in 1998). The increase in sales of simulation products is primarily due to increased sales volumes due to stronger demand by U.S. and European government customers that offset a decline in sales to commercial airline customers. Sales of workstation products increased $4.5 million, or 26% ($22.0 million in 1999 compared to $17.5 million in 1998). The increase in sales in workstation products is primarily due to the effect of having a full year of sales in 1999 relating to the acquisition of AccelGraphics, Inc. which was purchased at the end of the second quarter of 1998. See "Item 1 Business - Acquisitions and Dispositions." Sales of applications products increased $1.0 million, or 14% ($8.3 million in 1999 compared to $7.3 million in 1998). The increase in sales of application products is primarily due to increased sales volumes of planetarium systems and large-format entertainment products.

Write-off of Inventories

         During the third quarter of 1999, the Company performed significant testing of the software relating to its Harmony image generator product that had been delayed. As a result of the testing, the Company determined that certain of the inventories previously purchased for the Harmony image generator had become technologically obsolete and did not properly function with the updated software. In connection with this assessment, the Company recorded a charge of $12.1 million to write-off obsolete, excess and overvalued inventories. In addition, during the third quarter of 1999, the Company wrote-off $1.1 million of Workstation Products Group inventories related to end-of-life or abandoned product lines.

Gross Profit

         Gross profit decreased $21.3 million, or 26% ($60.1 million in 1999 compared to $81.4 million in 1998). As a percent of sales, gross margin decreased to 29.9% in 1999 from 42.5% in 1998. The decrease in gross profit was impacted by the write-off of $13.2 million of obsolete, excess and overvalued inventories. Gross profit was also affected by technical issues causing product delays, which caused some contract milestones to be missed in the Company's international simulation business. The Company accrued $8.2 million against cost of sales in 1999 for liquidated damages and late delivery penalties as a result of these product delays. Excluding the impact of these two charges, gross margins were 40.6% in 1999, as compared to 42.5% in 1998. The decrease in gross margin was due to higher than expected costs on certain contracts to government customers which include the Harmony and Ensemble image generators. In addition, gross margin for the Company's workstation products decreased in 1999 as it has changed its business model from one based on royalty income to one based on sales of graphic subsystems which has product costs consistent with a manufacturing operation. Gross profit for the Company's workstation products also decreased due to a decrease in the number of units sold and decreased selling prices of existing products and the delay in introduction of new products.

Selling, General and Administrative

         Selling, general and administrative expenses increased $2.9 million, or 7% ($43.0 million in 1999 compared to $40.1 million in 1998) and increased as a percent of sales to 21.4% in 1999 from 20.9% in 1998. The increase in these expenses was due to the impact of having a full year of costs associated with ESGC (formerly AccelGraphics, Inc.) in 1999 compared to a half year in 1998, and higher costs due to increased headcount related to the Company's recruiting efforts, new business development and launch of E&S RAPIDsite.

Research and Development

         Research and development expenses increased $12.6 million, or 40% ($44.4 million in 1999 compared to $31.8 million in 1998) and increased as a percent of sales to 22.1% in 1999 from 16.6% in 1998. The increase in these costs was due to increased development efforts of the Company's iNTegrator software. This software provides the real-time control and modeling tools for the Symphony product family, which includes Harmony, Ensemble and simFUSION. In addition, the increase in these expenses was due to the impact of having a full year of ESGC costs in 1999 compared to a half year in 1998.

Amortization of Goodwill and Other Intangible Assets

         Amortization of goodwill and other intangible assets declined $3.3 million, or 68% ($1.5 million in 1999 compared to $4.8 million in 1998). The decrease in these expenses was due to the write-off of $9.3 million of goodwill and other intangible assets during the third quarter of 1999. The goodwill is being amortized using the straight-line method over an estimated useful life of seven years. The other intangible assets are being amortized using the straight-line method over estimated useful lives ranging from six months to seven years.

Impairment Loss

         In the third quarter of 1999, the Company recorded an impairment loss of $9.7 million, as determined in accordance with Statement of Financial
Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," relating to the write-down to fair value of goodwill, intangibles and other long-lived assets acquired in the acquisitions of AGI and SRI. The impairment loss consisted of the write-off of $4.9 million of goodwill, $4.4 million of intangible assets and $0.4 million of property, plant and equipment. No such loss was incurred in 1998.

         In addition to continued losses at AGI, the impairment loss was the result of the following additional circumstances: (i) delays in product introductions for the AccelGALAXY, E&S Lightning 1200 and the multiple-controller graphics subsystems product line; (ii) the developer of the chip used on the AccelGMX acquired a board company and entered the graphics accelerator market in direct competition with the AccelGMX; and (iii) introduction of lower-end products by competitors which can perform many of the functions of the higher-end 3D graphics cards. Furthermore, the Company determined that a manufacturer of a chip to be used in various new board products was unable to manufacture a designed chip with agreed upon specifications.

Restructuring Charge

         In the third quarter of 1999, the Company initiated a restructuring plan focused on reducing the operating cost structure of its Workstation Products Group. As part of the plan, the Company recorded a charge of $1.5 million relating to 28 employee terminations. As of December 31, 1999, the Company had paid $354,000 in employee severance benefits. The remaining benefits will be paid out over the next two years. No such charge was incurred in 1998.

Acquired In-Process Technology

         In the second quarter of 1998, the Company recognized $20.8 million of expense to write-off acquired in-process technology related to the acquisitions of AGI and SRI. No such expense was recognized in 1999.

Other Income (Expense), Net

         Other income (expense), net decreased $1.0 million, or 48% ($1.1 million in 1999 compared to $2.1 million in 1998). Interest income was $1.9 million and $2.7 million in 1999 and 1998, respectively. The decrease in interest income is primarily due to the decrease in the average cash and cash equivalents and short-term investment balances in 1999 as compared to 1998. During 1998, the Company recognized a gain of $2.5 million as a result of the sale of its investment in Sense8 Corporation. The Company recognized a loss due to the write-down of its investment securities of $0.4 million and $1.1 million in 1999 and 1998, respectively. The write-downs were necessary as management believed that the decline in market value of these investments below cost were other than temporary. Other was $0.9 million income in 1999 and $0.6 million expense in 1998. Increase in other income is due to foreign currency transaction gains and other miscellaneous items in 1999 compared to foreign currency transaction losses in 1998 and other miscellaneous items.

Income Taxes

         The effective tax rate was 39.7% of pre-tax loss in 1999 and was 30.7% of pre-tax income excluding the write-off of acquired in-process technology in 1998. The change in the effective tax rate is due to the Company incurring a pre-tax loss in 1999 and the benefit of research and other tax credits. The Company expects the effective income tax rate in 2000 to approximate the rate in 1998.

1998 vs. 1997

Sales

         In 1998, sales increased $32.4 million, or 20% ($191.8 million compared to $159.4 million in 1997). Sales for simulation products increased $21.0 million, or 14% ($167.0 million in 1998 compared to $146.0 million in 1997). The increase in sales of simulation products is primarily due to increased sales volumes due to strong demand by U.S. and European government customers and commercial airline customers. Sales of workstation products increased $11.6 million, or 199% ($17.5 million in 1998 compared to $5.8 million in 1997). The increase in sales of workstation products is primarily due to the acquisition of AGI. at the end of the second quarter of 1998. Sales of application products declined $0.2 million, or 3% ($7.3 million in 1998 compared to $7.5 million in 1997). The decrease in sales of application products is primarily due to decreased sales volumes of location-based entertainment products partially offset by increased sales volumes of virtual studio systems.

Gross Profit

         Gross margin decreased to 42.5% in 1998 from 47.2% in 1997. The decrease in gross margin is primarily due to the increased sales volumes related to contracts in which the Company functions as the prime contractor, increased competition and the change in the nature of the sales derived from workstation products. Contracts in which the Company functions as the prime contractor include costs related to work performed by subcontractors which have significantly lower gross margins than work performed by the Company. During 1997 and the first half of 1998, sales related to workstation products were derived primarily from royalties which had minimal associated cost of sales. Due to the acquisition of AGI, sales in the second half of 1998 related to sales of graphics subsystems which had product costs consistent with a manufacturing operation.

Selling, General and Administrative

         Selling, general and administrative expenses increased $4.8 million, or 14% ($40.1 million in 1998 compared to $35.3 million in 1997) but decreased as a percent of sales (20.9% in 1998 compared to 22.2% in 1997). The increase in these expenses is primarily due to increased selling, marketing and administrative expenses related to the operations of ESGC during the second half of 1998, increased labor costs due to increased headcount and increased selling and marketing costs related to tradeshows, travel and commissions. These increases were partially offset by a decrease in incentive bonus expense.

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

Acquired In-Process Technology

         In the second quarter of 1998, the Company recognized $20.8 million of expense to write-off acquired in-process technology related to the acquisitions of AGI and SRI. No such expense was recognized in 1997.

Amortization of Goodwill and Other Intangible Assets

         Amortization of goodwill and other intangible assets increased $4.7 million ($4.8 million in 1998 compared to $29,000 in 1997). The increase in these expenses is due to the amortization of goodwill and other intangible assets related to the acquisitions of AGI and SRI during the second quarter of 1998.

Other Income (Expense), Net

         Other income (expense), net was $2.1 million of income in 1998 and $7.6 million of expense in 1997. Interest income was $2.7 million and $3.2 million in 1998 and 1997, respectively. The decrease in interest income is primarily due to the decrease in the average cash and cash equivalents and short-term investments balances in 1998 as compared to 1997. During 1998, the Company recognized a gain of $2.5 million as a result of the sale of its investment in Sense8 Corporation. The Company recognized a loss due to the write-down of its investment securities of $1.1 million and $9.6 million in 1998 and 1997, respectively. These write-downs were necessary as management believed that the decline in market value of these investments below cost were other than temporary. During 1998 the Company liquidated one of its investment securities that it had written down to zero in 1997 and recognized no gain or loss.

Income Taxes

     The effective tax rate, excluding the write-off acquired in-process technology, was 30.7% and 25.7% of pre-tax earnings in 1998 and 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had working capital of $116.9 million, including cash, cash equivalents and short-term investments of $22.9 million, compared to working capital of $134.4 million at December 31, 1998, including cash, cash equivalents and short-term investments of $27.7 million. During 1999, the Company generated $10.4 million and $15.9 million of cash from its operating activities and investing activities, respectively, and used $5.2 million of cash in its financing activities.

         The uses of cash from operating activities included a net loss of $23.5 million, an increase in net costs and estimated earnings in excess of billings on uncompleted contracts of $16.4 million, an increase in deferred income taxes of $8.5 million, an increase in inventories of $6.1 million and a decrease in accounts payable of $5.0 million. These uses of cash were more than offset by a decrease in accounts receivable of $17.5 million, depreciation and amortization of $15.5 million, write-off of inventories of $13.2 million, an increase in accrued liabilities of $11.0 million and an impairment loss of $9.7 million. The increase in net costs and estimated earnings in excess of billings on uncompleted contracts was due to timing of revenue and delay in meeting certain billing milestones. Certain billing milestones have not been achieved due to product delays related to the delivery and integration of Harmony image generators. The increase in inventories was due to an increase in inventories related to the Harmony image generator. The decrease in accounts receivable was due to less billings due to product delays related to the delivery and integration of the Harmony image generator and an increased effort on cash collections.

         The Company's investing activities during 1999 included proceeds from the sale of short-term investments of $39.8 million offset by purchases of short-term investments of $14.7 million in funds. Proceeds from the sale of certain manufacturing assets generated $6.0 million of cash and purchases of property, plant and equipment used $14.5 million of cash.

         Financing activities during 1999 included proceeds received from the issuance of common stock relating to stock option exercise of $1.4 million and net repayments under line of credit agreements of $1.1 million. In addition, the Company used $5.5 million of cash to repurchase shares of its common stock.

         During 1999, the Company maintained an unsecured revolving line of credit with U.S. Bank, N.A. that expired on February 10, 2000. The revolving line of credit provided for borrowings by the Company of up to $20.0 million. Borrowings bore interest at the prevailing prime rate minus 1.0% or the LIBOR rate plus 1.0%. The unsecured, revolving line of credit, among other things, (i) required the Company to maintain certain financial ratios; (ii) restricted the Company's ability to incur debt or liens; sell, assign, pledge or lease assets; or merge with another company; and (iii) restricted the payment of dividends and repurchase of any of the Company's outstanding shares without prior consent of the lender. The Company made no borrowings under this line of credit. The Company also has an unsecured revolving line of credit with a foreign bank totaling approximately $4.6 million, of which approximately $1.9 million was unused and available at December 31, 1999.

         The Company has received a commitment letter from a lender to provide the Company a revolving line of credit for borrowings by the Company of up to $15.0 million. The Company expects to close on the line of credit on or before April 30, 2000. In the event the Company is not successful in closing this or a comparable credit facility, the Company's operations could be severely impaired. There can be no assurance that the Company will be successful in negotiating additional debt financing.

         The Company has a $12.5 million unsecured Letter of Credit line with U.S. Bank, N.A. for which there was $11.8 million outstanding as of December 31, 1999. In addition, the Company has a $4.6 million Letter of Credit outstanding with Bank One, N.A. In March 2000, the Company added a $5.0 million unsecured Letter of Credit line with First Security Bank, N.A. Also in March 2000, the Company established a $10.0 million unsecured surety line with American International Companies and its affiliates.

         At December 31, 1999 the Company had approximately $18.0 million of 6% Convertible Subordinated Debentures, due 2012, which are unsecured and are convertible at the holder's option into shares of the Company's common stock at a conversion price of $42.10 or 428,000 shares of the Company's common stock, subject to adjustment. These securities are redeemable at the Company's option, in whole or in part, at par.

         On February 18, 1998, the Company's Board of Directors authorized the repurchase of up to 600,000 shares of the Company's common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996. On September 8, 1998, the Company's Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's common stock. Subsequent to February 18, 1998, the Company repurchased 1,136,500 shares of its common stock, leaving 463,500 shares available for repurchase as of March 30, 2000. Stock may be acquired in the open market or through negotiated transactions. Under the program, repurchases may be made from time to time, depending on market conditions, share price, and other factors.

         Management believes that existing cash, cash equivalents and short-term investment balances, borrowings that will be available under its line of credit agreements, assuming the Company secures up to a $15.0 million line of credit on or before April 30, 2000, and cash from future operations will be sufficient to meet the Company's anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months. The Company's cash, cash equivalents and short-term investments are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise. On a longer-term basis, if future cash from operations and line of credit agreements are not sufficient to meet the Company's cash requirements, the Company may be required to seek additional financing from the issuance of debt or equity securities. There can be no assurances that the Company will be successful in renegotiating its existing line of credit agreements or obtaining additional debt or equity financing.

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

         Failure to complete the development of these projects in their entirety, or in a timely manner, has had a material adverse impact on the Company's results of operations. During the third quarter of 1999, the Company recorded an impairment loss of $9.7 million consisting of a write-off of $4.9 million of goodwill, $4.4 million of intangible assets and $0.4 million of property, plant and equipment. Actual sales, operating profits and cash flows attributable to acquired in-process technology have been significantly lower than the original projections used to value such technology in connection with each of the respective acquisitions. On-going operations and financial results for the acquired technology and the Company as a whole are subject to a variety of factors which may not have been known or estimable at the date of such acquisitions, and the estimates discussed below should not be considered the Company's current projections for operating results for the acquired businesses or the Company as a whole. Following is a description of the acquired in-process technology and the estimates made by the Company for each of the technologies.

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

         Multiple-Controller Graphics Subsystems (2200). This technology is a high-end graphics subsystem involving the parallel use of two or four controllers. This technology is aimed at super users in the graphics area who need significant increases in performance and features to accomplish their tasks and are willing to pay the increased price necessary to support those requirements. During the third quarter of 1999, the Company determined the technology and graphics subsystem, as originally designed, would not be a viable product in the workstation marketplace. The cost to complete this project subsequent to the acquisition of AGI was $1.7 million. The project was completed in the fourth quarter of 1999, approximately 9 months later than planned. This project was funded by working capital. The assigned value for this acquired in-process technology was $2.7 million.

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

         The AccelGALAXY has performed below sales estimates due to the delay in product introduction by the Company and a delayed design win at one major OEM. These delays, in addition to increased competition, caused an erosion of approximately 50% of the projected average selling price for the AccelGALAXY and a loss of projected unit sales. Subsequent to the Company's acquisition of AGI, the developer of the chip used on the AccelGMX also acquired a board company and entered the graphics accelerator market in direct competition with the AccelGMX. Due to the advantage of producing the chip, the competitor can produce a comparable product at a lower cost; thus, the AccelGMX has performed below sales estimates and the Company no longer expects to generate significant sales from this product. The E&S Lightning 1200 has performed below sales estimates due to the delay in product introduction by the Company. As a result of the delay in product introduction, most OEMs selected a competing product. The expected sales volume and average selling price of the E&S Lightning 1200 have been significantly reduced.

         The Company periodically reviews the value assigned to the separate components of goodwill, intangibles and other long-lived assets through comparison to anticipated, undiscounted cash flows from the underlying assets to assess recoverability. The assets are considered to be impaired when the expected future undiscounted cash flows from these assets do not exceed the carrying balances of the related assets. Based on the events described above and in accordance with Statement of Financial Accounting Standards No. 121 (SFAS
121)  "Accounting  for the  Impairment of Long-Lived  Assets and for  Long-Lived

Assets to be Disposed of," during the third quarter of 1999 the Company recorded an impairment loss of $9.7 million related to the acquisition of AGI and SRI. The impairment loss consisted of the write-off of $4.9 million of goodwill, $4.4 million of intangible assets and $0.4 million of property, plant and equipment.

YEAR 2000 ISSUE

         The Company began preparation for the Year 2000 date transition in 1996. In connection with this effort, the Company completed an inventory of all mission critical systems with Year 2000 implications, assessed the readiness of those systems, and replaced, retired or upgraded those systems that were not Year 2000 ready. During the Year 2000 date transition, the Company did not experience any failure of mission critical systems nor has it experienced any significant problem with regard to third party suppliers. The Company does not anticipate any material adverse effect to its business in the future as a result of Year 2000 related problems; however, it is possible that such problems might still arise.

         The Company primarily used internal resources to implement its readiness plan and to upgrade or replace and test systems and products affected by the Year 2000 issue. The Company's total cost relating to these activities has not been and is not expected to be material to the Company's financial position, results of operations, or cash flows. The Company also does not expect to incur any material costs in the future associated with any Year 2000 issues.

EFFECTS OF INFLATION

         The effects of inflation were not considered material during fiscal years 1999, 1998 and 1997, and are not expected to be material for fiscal year 2000.

OUTLOOK

         Looking forward, the Company expects sales to decline slightly in 2000. The decline in expected sales is due primarily to lower anticipated sales in the workstation products business, which the Company restructured in the third quarter of 1999. This business is now refocused on providing application-specific solutions requiring high-performance graphics together with value-added features for simulation, video and digital content creation. Sales in the simulation and applications businesses are expected to increase in 2000 as compared to 1999 as orders and backlog continue to grow in those businesses. As of December 31, 1999 the Company's orders backlog was $156.5 million.

         The Company's main challenges result from managing the introduction of new products into its business and developing new products into markets where the Company is a relatively new entrant. These risks increase if the Company fails to make these product introductions on schedule and on budget or if the Company is beaten to market by its competitors.

         The Company is in the process of completing certain contracts, which include the Harmony image generator. Certain of these contracts were to be completed and integrated during 1999. Consequently, as of December 31, 1999, in accordance with original contractual provisions, the Company incurred liquidated damages and late delivery penalties totaling $8.2 million. The Company expects to pay most of this amount in 2000. The Company is also developing new content to enhance its StarRider interactive planetarium product, is developing workstation products to provide application specific solutions requiring high-performance graphics for simulation, video and digital content creation, and is expanding the product features and marketing distribution of its RAPIDsite digital real-estate planning product. The Company is investing considerable resources in capital equipment, human resources and other research and development expenses to develop these new products. The near-term success of the Company is dependent in large part in the successful execution of these programs.

          The foregoing contains "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, as amended, including, among others, those statements preceded by, followed by or including the words "estimates," "believes," "expects," "anticipates," "plans," "projects," and similar expressions.

         These forward-looking statements may include projections of sales and net income and issues that may affect sales or net income; projections of capital expenditures; plans for future operations; financing needs or plans; plans relating to the Company's products and services; and assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described below in the "Factors That May Affect Future Results," important factors to consider in evaluating such forward-looking statements include risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, product delays, commercialization and technology. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this annual report will, in fact, occur.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         Evans & Sutherland's domestic and international businesses operate in highly competitive markets that involve a number of risks, some of which are beyond our control. While we are optimistic about our long-term prospects, the following discussion highlights some risks and uncertainties that should be considered in evaluating its growth outlook.

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

E&S's Stock Price May be Adversely Impacted if its Sales or Earnings Fail to Meet Expectations

         Our stock price is subject to significant volatility and will likely be adversely affected if sales or earnings in any quarter fail to meet the investment community's expectations. Our sales and earnings may fail to meet expectations because they fluctuate and are difficult to predict. Our earnings during 1998 and 1999 fluctuated significantly from quarter to quarter. One of the reasons we experience such fluctuations is that the largest share of our sales and earnings is from our Simulation Group, which typically has long delivery cycles and contract lengths. The timing of customer acceptance of certain large-scale commercial or government contracts may affect the timing and amount of sales that can be recognized; thus, causing our periodic operating results to fluctuate. Our results may further fluctuate if United States and international governments delay or even cancel production on large-scale contracts due to lack of available funding.

         Our earnings may not meet either investor or internal expectations because our budgeted operating expenses are relatively fixed in the short term and even a small sales shortfall may cause a period's results to be below expectations. Such a sales shortfall could arise from any number of factors, including:

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

In the Event E&S is Not Successful in Securing Acceptable Credit Facilities, Our Business, Financial Condition, and Results of Operations Will be Severely Impaired.

         Our business requires significant levels of capital to finance accounts receivable, research and development of our products, and product inventory that is not financed by trade creditors. We have financed our growth and cash needs to date primarily through working capital financing facilities, bank credit lines, equity offerings, and cash generated from our operations.

         Our $20.0 million revolving line of credit agreement with U.S. Bank, N.A. expired on February 10, 2000. We are currently in need of a credit facility to provide liquidity and resources to fund our current level of operations through the year 2000. Although we have received a commitment letter from a lender to provide a revolving line of credit with terms acceptable to us, we cannot assure you that we will be successful in closing this line of credit. In the event we are not successful in closing this or a comparable credit facility, or a significant portion of our credit facilities become unavailable, our business, financial condition, and results of operations could be severely impaired. Such an event could render us unable to pay our obligations as they become due.


Delays in the Timely Delivery of Our Products May Prevent Us From Invoicing Our Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts.

         In accordance with accounting for long-term contracts, we record an asset for our costs and estimated earnings that exceed the amount we are able to bill our customers on uncompleted contracts. At December 31, 1999, $50.1 million of our costs and estimated earnings that exceeded our billings on uncompleted contracts related to five contracts with four different customers. We are not able to bill these amounts unless we meet certain contractual milestones related to the delivery and integration of our Harmony image generators. Our failure to achieve these contractual milestones by timely delivering and integrating our Harmony image generators may significantly impact our ability to recover our costs and estimated earnings that exceeded our billings on uncompleted contracts, which could severely impact our cash flow.

Failure to Protect Our Intellectual Property Could Harm Our Name Recognition Efforts and Ability to Compete Effectively

         Currently, we rely on a combination of patents, trademarks, copyrights and common law safeguards including trade secret protection. To protect our intellectual property rights in the future, we intend to continue to rely on a combination of patents, trademarks, copyrights and common law safeguards, including trade secret protection. We also rely on restrictions on use, confidentiality and nondisclosure agreements and other contractual arrangements with our employees, affiliates, customers, alliance partners and others. The protective steps we have taken may be inadequate to deter misappropriation of our intellectual property and proprietary information. A third party could obtain our proprietary information or develop products or technology competitive with ours. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce our intellectual property rights. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which we offer or intend to offer our products and services to the same extent as in the United States. Failure to adequately protect our intellectual property could harm or even destroy our brands and impair our ability to compete effectively. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources and may not prove successful.

We Could Incur Substantial Costs Defending Our Intellectual Property from Claims of Infringement

         The industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. We may be subject to future litigation based on claims that our products infringe the intellectual property rights of others or that our own intellectual property rights are invalid. Claims of infringement could require us to reengineer or rename our products or seek to obtain licenses from third parties in order to continue offering our products. Licensing or royalty agreements, if required, may not be available on terms acceptable to us or at all. Even if successfully defended, claims of infringement could also result in significant expense to us and the diversion of our management and technical resources.

E&S's Significant Investment in Research and Development May Not Payoff

         We have no assurance that our significant investment in research and development will generate future sales or benefits. We currently make and plan to continue to make a significant investment in research and development. Total spending for research and development was $44.4 million or 22% of sales in 1999 as compared to $31.8 million or 17% of sales in 1998. This investment is necessary for us to be able to compete in the graphics simulation industry. Developing new products and software is expensive and often involves a long payback cycle. While we have every reason to believe these investments will be rewarded with sales-generating products, customer acceptance ultimately dictates the success of development and marketing efforts.

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

         As the variety and complexity of our product families increase, the process of planning and managing production, inventory levels, and delivery schedules also becomes increasingly complex. There is no assurance that acceptance of and demand for our new products will not be affected by delays in this process. Additionally, if we are unable to meet our delivery schedules, we may be subject to the penalties, including liquidated damages that are included in some of our customer contracts.

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

In the Event E&S Suffers Further Product Delays, E&S May Be Required to Pay Certain Customers Substantial Liquidated Damages

         The variety and complexity of our high technology product lines require us to deal with suppliers and subcontractors supplying highly specialized parts, operating highly sophisticated and narrow tolerance equipment in performing highly technical calculations. The processes of planning and managing production, inventory levels and delivery schedules are also highly complex and specialized. Many of our products must be custom designed and manufactured, which is not only complicated and expensive, but can also require a number of months to accomplish. Slight errors in either the design, planning and managing production, inventory levels, delivery schedules, or manufacturing can result in unsatisfactory products that may not be correctable. If we are unable to meet our delivery schedules, we may be subject to penalties, including liquidated damages that are included in some of our customer contracts. During the fourth quarter of 1999, we accrued $8.2 million for payments of liquidated damages and penalties due to product delays. As of March 30, 2000, we have paid $3.3 million to one customer in connection with liquidated damages. There is no assurance that we may not incur substantial liquidated damages in the future in connection with further product delays that could exceed $8.2 million that we have already accrued.

E&S May Not Maintain a Significant Portion of its Sales if it Fails to Maintain its United States Government Contracts

         In 1999, 42% of our sales were to agencies of the United States government, either directly or through prime contractors or subcontractors, for which there is intense competition. Accordingly, we have no assurance that we will be able to maintain a significant portion of our sales. These sales are subject to the inherent risks related to government contracts, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, and unavailability of funds. These risks also include technological uncertainties and obsolescence, and dependence on annual Congressional appropriation and allotment of funds. In the past, some of our programs have been delayed, curtailed, or terminated. Although we cannot predict such uncertainties, in our opinion there are no spending reductions or funding limitations pending that would impact our contracts.

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

E&S's Sales May Suffer if it Loses Certain Significant Customers

         We currently derive a significant portion of our sales from a limited number of non-U.S. government customers. The loss of any one or more of these customers could have a material adverse effect on our business, financial condition and results of operations. In 1999 we were dependent on three of our customers for approximately 24% of our consolidated sales. In 1998 we were dependent on three of our customers for approximately 27% of our consolidated sales. We expect that sales to a limited number of customers will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that sales from this limited number of customers will continue to reach or exceed historical levels in the future. We do not have supply contracts with any of our significant customers.

E&S's Sales Will Decrease if it Fails to Maintain its International Business

         Any reduction of our international business could significantly affect our sales. Our international business accounted for 43% of our 1999 sales. We expect that international sales will continue to be a significant portion of our overall business in the foreseeable future.

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

If E&S's Commercial Simulation Business Fails, E&S's Sales will Decrease

         We have no assurance that our commercial simulation (airline) business will continue to succeed. Our commercial simulation business currently accounts for approximately 10% to 20% of our sales. This business is subject to many of the risks related to the commercial simulation market that may adversely affect our business.
The following risks are characteristic of the commercial simulation market:

         o     uncertainty of economic conditions,
         o     dependence upon the strength of the commercial airline industry,
         o     air pilot training requirements,
         o     competition,
         o     changes in technology, and
         o timely performance by subcontractors on contracts in which E&S is the prime contractor.

E&S May Not Meet its Sales Projections if its New Businesses Fail

         We have no assurance that our new businesses will gain market acceptance or survive the intense competitive pressures of their respective markets. Our new businesses currently account for approximately 12% to 15% of our sales in the aggregate; however, we project sales of these businesses to decline in 2000 but then grow approximately 15% to 25% of sales in subsequent years. These businesses will not survive and we will not meet our sales projections if we are unable to:

         o develop strong partner relationships with manufacturers of computer chips and hardware system-solution providers in the digital content creation segment,
         o gain market acceptance of new technology and increase market size and demand in a developing new market in our digital theater business, and
         o     gain market acceptance of E&S RAPIDsite.

         Other factors that may also affect the success of our new businesses include technological uncertainties and obsolescence, uncertainty of economic conditions, unavailability of working capital, and other risks inherent in new businesses.

Future Losses Could Impair our Ability to Raise Capital or Borrow Money and Consequently Affect our Stock Price

         Although we recorded net sales of $200.9 million for the twelve months ended December 31, 1999, we incurred a net loss of $23.5 million in 1999, compared to a net loss of $16.0 million in 1998. We cannot assure you that we will be profitable in future periods. Losses in future periods could impair our ability to raise additional capital or borrow money as needed, and could decrease our stock price.

We May Make Acquisitions that are Unsuccessful or Strain or Divert Our Resources from More Profitable Operations

         We intend to consider acquisitions, alliances, and transactions involving other companies that could complement our existing business. However, we may not be able to identify suitable acquisition parties, joint venture candidates, or transaction counterparties. Also, even if we can identify suitable parties, we may not be able to obtain the financing necessary to complete any such transaction or consummate these transactions on terms that we find favorable.

         We may also not be able to successfully integrate any businesses that we acquire into our existing operations. If we cannot successfully integrate acquisitions, our operating expenses may increase. This increase would affect our net earnings, which could adversely affect the value of our outstanding securities. Moreover, these types of transactions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect our profitability. These transactions involve numerous other risks as well, including the diversion of management attention from other business concerns, entry into markets in which we have had no or only limited experience, and the potential loss of key employees of acquired companies. Occurrence of any of these risks could have a material adverse effect on us.

Year 2000 Compliance -- Undiscovered Year 2000-Related Computer Problems Could Disrupt Our Operations.

         Many currently installed computer systems and software were written to accept and process only two digit entry codes for the year when storing dates. Beginning with the year 2000, these entry codes will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and products may need to be upgraded to solve this problem to avoid incorrect or lost data. We utilize a significant number of computer software programs and operating systems across our entire organization, including applications used in sales, shipping, product design, product operation, financial business systems, and various administrative functions. When the century changed, we experienced no disruption to our business operations and no product failures as a result of year 2000 compliance issues or otherwise. If our suppliers, vendors or distributors fail to timely and completely correct their own year 2000 software, firmware and hardware problems, or if any of them convert to a system that is incompatible with our systems, our ability to deliver our products and services could be disrupted.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The principal market risks to which the Company is exposed are changes in foreign currency exchange rates and changes in interest rates. The Company's international sales, which accounted for 43% of the Company's total sales in 1999 are concentrated in the United Kingdom, continental Europe and Asia. Foreign currency purchase and sale contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for trading purposes and does not use leveraged contracts. As of December 31, 1999, the Company had no material sales or purchase contracts in currencies other than U.S. dollars and had no foreign currency sales or purchase contracts.

         The Company reduces its exposure to changes in interest rates by maintaining a high proportion of its debt in fixed-rate instruments. As of December 31, 1999, 88% of the Company's total debt was in fixed-rate instruments. Had the Company drawn on its $20 million revolving line of credit with U.S. Bank National Association and the remainder of its foreign line of credit, 58% of the Company's total debt would be in fixed-rate instruments. In addition, the Company maintains an average maturity of its short-term investment portfolio under twelve months to avoid large changes in its market value. As of December 31, 1999, all but $500,000 in investments had maturities within 90 days.

         The information below summarizes the Company's market risks associated with debt obligations and short-term investments as of December 31, 1999. Fair values have been determined by quoted market prices. For debt obligations, the table below presents the principal cash flows and related interest rates at year end by fiscal year of maturity. Bank borrowings bear variable rates of interest and the convertible subordinated debentures bear a fixed rate of interest. For short-term investments, the interest rate disclosed presents the weighted average rate of the portfolio at year end. The information below should be read in conjunction with notes 3, 11 and 12 of Notes to the Consolidated Financial Statements in Part II of this annual report.

                            Rate         2000         2001       2002      2003      2004       There-      Total         Fair
                                                                                                After                    Value
                           --------    ---------    ---------    ------    ------    ------    ---------   ---------    ---------
Debt
Bank borrowings in
Deutsche Marks               6.4%      $  2,559            -         -         -         -           -     $  2,559     $  2,559
Other                      Various           50            -         -         -         -           -           50           50
                                       ---------    ---------    ------    ------    ------    ---------   ---------    ---------
Total Notes Payable                    $  2,609            -         -         -         -           -     $  2,609        2,609
                                       =========    =========    ======    ======    ======    =========   =========    =========

Convertible
subordinated
   Debentures                6.0%             -            -         -         -         -     $ 18,015    $ 18,015     $ 13,061
                                       ---------    ---------    ------    ------    ------    ---------   ---------    ---------

Total long-term debt                          -            -         -         -         -     $ 18,015    $ 18,015     $ 13,061
                                       =========    =========    ======    ======    ======    =========   =========    =========

Short-term Investments       5.9%      $    748            -         -         -         -            -         748          748
                                       =========    =========    ======    ======    ======    =========   =========    =========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following  constitutes a list of Financial  Statements  included in
Part II of this report:

     Report of Management

     Report of Independent Accountants

     Consolidated Balance Sheets as of December 31, 1999 and 1998

     Consolidated Statements of Operations for the three years ended December 31, 1999

     Consolidated Statements of Comprehensive Income for the three years ended December 31, 1999

     Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1999

     Consolidated Statements of Cash Flows for the three years ended December 31, 1999

     Notes to Consolidated Financial Statements for the three years ended December 31, 1999

         The following consists of a list of Financial Statement Schedules included in Part IV of this report:

     Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997

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

         The Audit Committee of the Board of Directors is composed of three independent directors and meets regularly with the independent accountants, as well as with Evans & Sutherland management, to review accounting, auditing, internal accounting control and financial reporting matters.

  James R. Oyler                                       Richard J. Gaynor
  President and                                        Vice President and
  Chief Executive Officer                              Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Evans & Sutherland Computer Corporation:

         We have audited the consolidated financial statements of Evans & Sutherland Computer Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans & Sutherland Computer Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG LLP

Salt Lake City,  Utah
February 14, 2000, except as to Note 24, which is as of March 28, 2000

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                             December 31,
                                                                                  ------------------------------------
                                                                                      1999                   1998
                                                                                  -------------          -------------
Assets:
   Cash and cash equivalents                                                      $     22,110               $ 1,834
   Short-term investments                                                                  748                25,907
   Accounts receivable, less allowances for doubtful
      receivables of $1,322 in 1999 and $1,616 in 1998                                  28,743                46,866
   Inventories                                                                          40,588                53,319
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                          80,457                58,682
   Deferred income taxes                                                                15,923                 9,450
   Prepaid expenses and deposits                                                         7,844                 7,278
                                                                                  -------------          -------------

         Total current assets                                                          196,413               203,336

Property, plant and equipment, net                                                      52,184                53,693
Investment securities                                                                    4,467                 3,380
Deferred income taxes                                                                    4,418                 2,487
Goodwill and other intangible assets, net                                                  552                11,351
Other assets                                                                               430                 1,421
                                                                                  -------------          -------------
         Total assets                                                             $    258,464           $   275,668
                                                                                  =============          =============

Liabilities and stockholders' equity:
   Line of credit agreements                                                      $      2,657           $     4,298
   Accounts payable                                                                     19,575                24,667
   Accrued expenses                                                                     39,057                27,147
   Customer deposits                                                                     4,720                 3,339
   Income taxes payable                                                                  1,062                 2,436
   Billings in excess of costs and estimated earnings on
      Uncompleted contracts                                                             12,412                 7,092
                                                                                  -------------          -------------
         Total current liabilities                                                      79,483                68,979
                                                                                  -------------          -------------

Long-term debt                                                                          18,015                18,062
                                                                                  -------------          -------------

Commitments and contingencies (notes 7, 10 and 15)

Redeemable preferred stock, class B-1, no par value; authorized
   1,500,000 shares; issued and outstanding 901,408 shares                              23,772                23,544
                                                                                  -------------          -------------
Stockholders' equity:
   Preferred stock, no par value; authorized 8,500,000 shares;
      no shares issued and outstanding                                                       -                     -
   Common stock, $.20 par value; authorized 30,000,000 shares;
      Issued and outstanding 9,678,938 shares in 1999 and 9,597,660
      Shares in 1998                                                                     1,936                 1,920
   Additional paid-in capital                                                           24,086                23,420
   Common stock in treasury, at cost; 352,500 shares                                    (4,709)                    -
   Retained earnings                                                                   115,816               139,498
   Accumulated other comprehensive income                                                   65                   245
                                                                                  -------------          -------------
         Total stockholders' equity                                                    137,194               165,083
                                                                                  -------------          -------------

                   Total liabilities and stockholders' equity                     $    258,464           $   275,668
                                                                                  =============          =============


     See accompanying notes to consolidated financial statements

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                Year ended December 31,
                                                                         1999             1998             1997
                                                                     -------------    -------------    -------------
Sales                                                                $   200,885       $  191,766       $  159,353
Cost of sales                                                            127,556          110,320           84,139
Write-off of inventories                                                  13,230                -                -
                                                                     -------------    -------------    -------------
         Gross profit                                                     60,099           81,446           75,214
                                                                     -------------    -------------    -------------

Expenses:
   Selling, general and administrative                                    43,039           40,088           35,304
   Research and development                                               44,358           31,797           25,492
   Amortization of goodwill and other intangible assets                    1,515            4,767               29
   Impairment loss                                                         9,693                -                -
   Restructuring charge                                                    1,460                -                -
   Write-off of acquired in-process technology                                 -           20,780                -
                                                                     -------------    -------------    -------------
                                                                         100,065           97,432           60,825
                                                                     -------------    -------------    -------------

Operating income (loss)                                                  (39,966)         (15,986)          14,389
                                                                     -------------    -------------    -------------

Other income (expense):
   Interest income                                                         1,849            2,659            3,239
   Interest expense                                                       (1,333)          (1,335)          (1,300)
   Loss on write down of investment securities                              (350)          (1,075)          (9,575)
   Gain on sale of investment securities                                       -            2,493                -
   Other                                                                     933             (613)              85
                                                                     -------------    -------------    -------------
                                                                           1,099            2,129           (7,551)
                                                                     -------------    -------------    -------------

Income (loss) before income taxes                                        (38,867)         (13,857)           6,838

Income tax expense (benefit)                                             (15,413)           2,126            1,758
                                                                     -------------    -------------    -------------
         Net income (loss)                                               (23,454)         (15,983)           5,080

Accretion of redeemable preferred stock                                      228               95                -
                                                                     -------------    -------------    -------------
Net income (loss) applicable to common stock                         $   (23,682)     $   (16,078)     $     5,080
                                                                     =============    =============    =============

Net income (loss) per common share:
   Basic                                                             $     (2.49)     $     (1.70)     $      0.56
                                                                     =============    =============    =============

   Diluted                                                           $     (2.49)     $     (1.70)     $      0.53
                                                                     =============    =============    =============


     See accompanying notes to consolidated financial statements

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                               Year ended December 31,
                                                                1999                     1998                    1997
                                                            ------------             ------------            ------------
Net income (loss)                                            $ (23,454)               $ (15,983)                $ 5,080

Other comprehensive income (loss):
   Foreign currency translation adjustments                       (337)                     126                     297
   Unrealized gains (losses) on securities                         (48)                     (89)                  1,505
   Reclassification adjustment for losses included
       in net income (loss)                                        275                        -                    (868)
                                                            ------------             ------------            ------------

Other comprehensive income (loss)before income taxes              (110)                      37                     934

Income tax expense (benefit) related
   to items of other comprehensive income (loss)                    70                       12                     240
                                                            ------------             ------------            ------------

Other comprehensive income (loss), net of income taxes            (180)                      25                     694
                                                            ------------             ------------            ------------

Comprehensive income (loss)                                  $ (23,634)               $ (15,958)                $ 5,774
                                                            ============             ============            ============



     See accompanying notes to consolidated financial statements

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                                                                          Accumulated
                                                                   Additional                                Other
                                              Common Stock          Paid-In     Treasury      Retained   Comprehensive
                                          Shares       Amount       Capital      Stock        Earnings       Income        Total
                                        ---------    ---------    ----------   ---------     ----------    ----------   ----------
Balance at December 27, 1996               9,057      $ 1,811       $ 8,639     $     -       $ 150,496     $   (474)   $ 160,472

Issuance of common stock for cash            183           37         3,104           -               -            -        3,141

Common stock repurchased
   and retired                              (173)         (35)       (4,590)          -               -             -      (4,625)

Compensation expense on
   employee stock purchase plan                -            -           102           -               -             -         102

Tax benefit from issuance of
   common stock to employees                   -            -           770           -               -             -         770

Other comprehensive income                     -            -             -           -               -           694         694

Net earnings                                   -            -             -           -           5,080             -       5,080
                                        ---------    ---------    ----------   ---------     ----------    ----------   ----------

Balance at December 31, 1997               9,067        1,813         8,025           -         155,576           220     165,634

Issuance of common stock for cash            156           32         1,990           -               -             -       2,022

Common stock issued in
   connection with acquisitions            1,109          222        28,373           -               -             -      28,595

Common stock repurchased
   and retired                              (734)        (147)      (15,538)          -               -             -     (15,685)

Compensation expense on
   employee stock purchase plan                -            -           186           -               -             -         186

Tax benefit from issuance of
   common stock to employees                   -            -           384           -               -             -         384

Other comprehensive income                     -            -             -           -               -            25          25

Net loss                                       -            -             -           -         (15,983)            -     (15,983)

Accretion of redeemable
    preferred stock                            -            -             -           -             (95)            -         (95)
                                        ---------    ---------    ----------   ---------     ----------    ----------   ----------

Balance at December 31, 1998               9,598        1,920        23,420           -         139,498           245     165,083

Issuance of common stock for cash            142           28         1,361           -               -             -       1,389

Repurchase of 413,500 common
   shares                                    (61)         (12)         (911)     (4,709)              -             -      (5,632)

Compensation expense on
   employee stock purchase plan                -            -           117           -               -             -         117

Tax benefit from issuance of
   common stock to employees                   -            -            99           -               -             -          99

Other comprehensive income                     -            -             -           -               -          (180)       (180)

Net loss                                       -            -             -           -         (23,454)            -     (23,454)

Accretion of redeemable
    preferred stock                            -            -             -           -            (228)            -        (228)
                                        ---------    ---------    ----------   ---------     ----------    ----------   ----------

Balance at December 31, 1999               9,679      $ 1,936      $ 24,086    $ (4,709)      $ 115,816          $ 65   $ 137,194
                                        =========    =========    ==========   =========     ==========    ==========   ==========


          See accompanying notes to consolidated financial statements

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              Year ended December 31,
                                                                                        1999            1998           1997
                                                                                     ------------    -----------    ------------
Cash flows from operating activities:
   Net income (loss)                                                                 $  (23,454)     $ (15,983)      $     5,080

   Adjustments to reconcile  net income (loss) to net cash Provided by (used in)
      operating activities:
         Write-off of inventories                                                        13,230              -                 -
         Impairment loss                                                                  9,693              -                 -
         Depreciation and amortization                                                   15,499         15,934            10,041
         Provision for losses on accounts receivable                                        558            496               370
         Provision for obsolete and excess inventories                                      910          1,987             1,009
         Provision for warranty expense                                                     958            872               726
         Deferred income taxes                                                           (8,475)        (2,919)           (3,299)
         Loss on write-down of investment securities                                        350          1,075             9,575
         Gain on sale of investment securities                                                -         (2,493)                -
         Write-off of acquired in-process technology                                          -         20,780                 -
         Other, net                                                                         732            868               169
         Changes in assets and  liabilities,  net of effect of  purchase/sale of business:
            Accounts receivable                                                          17,474         (3,613)           (2,935)
            Inventories                                                                  (6,104)       (28,867)           (8,641)
            Costs and estimated earnings in excess of billings on uncompleted
              contracts, net                                                            (16,446)        (6,110)          (15,060)
            Prepaid expenses and deposits                                                  (565)        (3,533)           (1,430)
            Accounts payable                                                             (5,041)         5,699             8,071
            Accrued expenses                                                             10,970           (266)            1,161
            Customer deposits                                                             1,381         (3,235)            4,496
            Income taxes                                                                 (1,275)        (1,473)            4,958
                                                                                     ------------    -----------    ------------
             Net cash provided by (used in) operating activities                         10,395        (20,781)           14,291
                                                                                     ------------    -----------    ------------
Cash flows from investing activities:
   Purchases of short-term investments                                                  (14,700)       (22,217)          (80,443)
   Proceeds from sale of short-term investments                                           39,767        47,691            77,858
   Purchase of investment securities                                                       (636)          (541)           (4,208)
   Proceeds from sale of investment securities                                                -          3,304                 -
   Purchases of property, plant and equipment                                           (14,530)       (18,516)          (10,804)
   Proceeds from sale of certain manufacturing assets                                     6,010              -                 -
   Payments for business acquisitions, net of cash acquired                                   -         (7,603)                -
                                                                                     ------------    -----------    ------------
             Net cash provided by (used in) investing activities                         15,911          2,118           (17,597)
                                                                                     ------------    -----------    ------------
Cash flows from financing activities:
   Borrowings under line of credit agreements                                               716          3,915                 -
   Payments under line of credit agreements                                              (1,869)        (1,575)           (3,827)
   Net proceeds from issuance of common stock                                             1,389          2,022             3,141
   Net proceeds from issuance of preferred stock                                              -         23,544                 -
   Payments for repurchases of common stock                                              (5,478)       (15,685)           (4,625)
                                                                                     ------------    -----------    ------------
             Net cash provided by (used in) financing activities                         (5,242)        12,221            (5,311)
                                                                                     ------------    -----------    ------------
Effect of foreign exchange rates on cash and cash equivalents                              (788)           100               272
                                                                                     ------------    -----------    ------------
Net change in cash and cash equivalents                                                   20,276        (6,342)           (8,345)
Cash and cash equivalents at beginning of year                                             1,834         8,176            16,521
                                                                                     ------------    -----------    ------------
Cash and cash equivalents at end of year                                             $    22,110     $   1,834       $     8,176
                                                                                     ============    ===========    ============

Supplemental  Disclosures of Cash Flow Information  Cash paid (received)  during the year for:
   Interest                                                                          $     1,321     $   1,309       $     1,351
   Income taxes                                                                           (5,846)        7,130             1,915
Accretion of redeemable preferred stock                                                      228            95                 -


     See accompanying notes to consolidated financial statements

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           December 31, 1999, December 31, 1998 and December 31, 1997


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

         Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation.

         Revenue Recognition

          Sales includes revenue from system and software products, software license rights and service contracts.

         In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supersedes SOP 91-1, Software Revenue Recognition. Effective January 1, 1998, the Company adopted the provisions of SOP 97-2 as modified by SOP 98-9. Revenue was recognized in accordance with SOP 97-2 in 1999 and 1998 and SOP 91-1 in prior years.

         SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. The revenue allocated to software products is generally recognized upon delivery of the products. The revenue allocated to post contract customer support is generally recognized over the support period.

         The Company recognizes revenues from product sales that do not require significant production, modification, or customization when the following criteria are met: the Company has signed a noncancelable agreement; the Company has delivered the product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable.

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

         Cash and Cash Equivalents

         The Company considers all highly liquid financial instruments purchased with an original maturity to the Company of 90 days or less to be cash equivalents. Cash equivalents consist of debt securities and money market funds of $15.5 million and $1.8 million as of December 31, 1999 and 1998, respectively.

         Inventories

         Inventoried costs on programs and long-term contracts include direct engineering and production costs and applicable overhead, not in excess of estimated realizable value. In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles, a portion of which is not expected to be realized within one year. Inventories are stated at standard cost, which approximates average cost. Spare parts and general stock materials are stated at cost not in excess of realizable value. The Company periodically reviews inventories for excess and obsolete amounts and provides a reserve that it considers sufficient to cover any excess and obsolete inventories.

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets.

         Accounting for Impairment of Long-Lived Assets

         The Company periodically reviews the value assigned to the separate components of goodwill, intangibles and other long-lived assets through comparison to anticipated, undiscounted cash flows from the underlying assets to assess recoverability. The assets are considered to be impaired when the expected future undiscounted cash flows from these assets do not exceed the carrying balances of the related assets. The impairment loss of $9.7 million, as determined in accordance with
         Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," relates to the write-down to fair value of goodwill, intangibles and other long-lived assets acquired in the acquisition of AccelGraphics, Inc. ("AGI") and Silicon Reality, Inc. ("SRI"). Fair value was determined utilizing discounted cash flow analyses and the replacement cost approach. The impairment loss consisted of the write-off of $4.9 million of goodwill, $4.4 million of intangible assets and $0.4 million of property, plant and equipment.

         In addition to continued losses at AGI, the impairment loss was the result of the following additional circumstances: (i) delays in production introductions for the AccelGALAXY, E&S Lightning 1200 and the multiple-controller graphics subsystems product line; (ii) the developer of the chip used on the AccelGMX acquired a board company and entered the graphics accelerator market in direct competition with the AccelGMX; and (iii) introduction of lower-end products by competitors which can perform many of the functions of the higher-end 3D graphics cards. Furthermore, the Company determined that a manufacturer of a chip to be used in various new board products was unable to manufacture a designed chip with agreed upon specifications.

         Goodwill and Other Intangible Assets

         Goodwill and other intangible assets consist primarily of goodwill and other intangible assets recorded in connection with the acquisitions of AccelGraphics, Inc. and Silicon Reality, Inc. on June 26, 1998. The other intangible assets are being amortized using the straight-line method over six months to seven years. As of December 31, 1999 and 1998, accumulated amortization of goodwill and other intangible assets was $15.7 million and $4.9 million, respectively.

         Software Development Costs

         Software development costs, if material, are capitalized from the date technological feasibility is achieved until the product is available for general release to customers. Such deferrable costs have not been material during the periods presented.

         Investments

         The Company classifies its marketable debt and equity securities as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a component of accumulated other comprehensive income until realized. Dividend income is recognized when earned. Realized gains and losses from the sale of securities are included in results of operations and are determined on the specific-identification basis.

         Nonmarketable investment securities are recorded at the lower of cost or fair value. Some of the factors that are considered in determining the fair value of these securities include analyses of each investee's financial condition and operations, the status of its technology and strategies in place to achieve its objectives. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis for both available-for-sale and nonmarketable investment securities.

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

         Foreign Currency Translation

         The local foreign currency is the functional currency for the Company's foreign subsidiaries. Assets and liabilities of foreign operations are translated to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Sales and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translation are reported as a separate component of stockholders' equity. Certain transactions of the foreign subsidiaries are denominated in currencies other than the functional currency, including transactions with the parent company. Transaction gains and losses are included in other income (expense) for the period in which the transaction occurs.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

         Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, short-term investments and accounts receivable. The Company's short-term investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. The Company's investments are managed by recognized financial institutions that follow the Company's investment policy. The Company's policy limits the amount of credit exposure in any one issue, and the Company believes no significant concentration of credit risk exists with respect to these investments.

         In the normal course of business, the Company provides unsecured credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

         In accordance with accounting for long-term contracts, the Company records an asset for costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 1999, $50.1 million of the costs and estimated earnings in excess of billings on uncompleted contracts pertain to five contracts with four different customers. The billing of these amounts is contingent upon the successful completion of contractual milestones related to the delivery and integration of Harmony image generators. The Company expects to achieve these billing milestones during 2000. The Company's inability to achieve these contractual milestones may significantly impact the realization of such amounts.

         Recent Accounting Pronouncements

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The statement requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criteria for hedge accounting. The impact of adopting this statement is not anticipated to be material to the financial statements. This statement is effective for fiscal years beginning after June 15, 1999.

(2)       BUSINESS ACQUISITIONS

         On June 26, 1998, the Company acquired all of the outstanding stock of AccelGraphics, Inc. for approximately $23.7 million in cash and 1,109,303 shares of the Company's common stock, which was valued at $25.7 million. In addition, the Company converted all outstanding AGI options into options to purchase approximately 351,000 shares of common stock of the Company with a fair value of $3.4 million and incurred transaction costs of approximately $1.1 million. AGI was based in Milpitas, California, and was a provider of high-performance, cost-effective, three-dimensional graphics subsystem products for the professional Windows NT and Windows 95 markets. The acquisition was accounted for by the purchase method and, accordingly, the results of operations of AGI have been included in the Company's consolidated financial statements from June 26, 1998 forward.

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

         A modified income approach was used to allocate a portion of the purchase price to the acquired in-process technology. Under this method, the fair value for the in-process technology in each acquisition was based on analysis of the markets, projected cash flows and risks associated with achieving such projected cash flows. In developing these cash flow projections, sales were forecasted based on relevant factors, including aggregate sales growth rates for the business as a whole, individual product sales, characteristics of the potential market for the products, the anticipated life of the technology under development and the stage of completion of each project. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technology, and included assumptions that certain expenses would decline over time as operating efficiencies were obtained or support requirements decreased. Appropriate adjustments were made to operating income to derive net cash flow, and the estimated net cash flows of the in-process technologies in each acquisition were then discounted to present value using rates of return that the Company believes reflect the specific risk/return characteristics of these research and development projects.

         The projected sales used in the income approach are based upon the sales likely to be generated upon completion of the projects and the beginning of commercial sales, as estimated by management. The projections assume that the product will be successful and that the product's development and commercialization meet management's current time schedule.

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

         The sales earned by the in-process technology products represent the return on all of the assets acquired under the agreement. The cash flows generated by the new products must provide a return on each asset purchased that is consistent with the value and the relative risk of that asset. To separately value in-process technology, the value and required rate of return for other identifiable assets must be determined. The required return on these other assets is charged to (deducted from) the cash flows generated by the projects shown in the in-process technology model to determine the incremental cash flows specifically attributable to the in-process technology project.

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

         The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired (including acquired in-process technology) is summarized as follows (dollars in thousands):

           Total Purchase Price:

                Total cash consideration     $    24,688
                Total stock consideration         25,695
                Value of options assumed           3,400
                Transaction costs                  1,350
                                            -------------
                                             $    55,133
                                            =============

                                                                 Amortization
                                                                    Period
                                                                   (Months)
                                                                ---------------
           Purchase Price Allocation:

           Net tangible assets               $    17,329
           Intangible assets:
              Workforce-in-place                   1,019              60
              Customer list                          250              60
              AccelGraphics name                     699              36
              Current products                     5,640            6 - 24
              Core technology                      1,754              84
              Goodwill                             7,662              84
           In-process technology                  20,780           Expensed
                                             ------------
                                             $    55,133
                                             ============

         At the time of the acquisition, the estimated costs to complete the projects related to in-process technology was $1.2 million. As of December 31, 1999 and 1998, costs incurred on these projects were $2.6 million and $0.9 million, respectively. All projects were complete as of December 31, 1999 and no further costs are expected to be incurred.

         The following unaudited pro forma financial information (in thousands, except per share amounts) presents the combined results of operations of the Company, AGI and SRI for 1998 and 1997 as if the acquisitions had occurred as of the beginning of 1997, after giving effect to certain adjustments, including, but not limited to, amortization of goodwill and other intangible assets, decreased interest income and entries to conform to the Company's accounting policies. The $20.8 million charge for acquired in-process technology has been excluded from the pro forma results as it is a material non-recurring charge.

                                              1998                   1997
                                         -------------          -------------

           Net sales                       $   208,503            $   208,503
           Net loss                             (4,836)                (4,836)
           Loss per share:
              Basic                              (0.46)                 (0.46)
              Diluted                            (0.46)                 (0.46)


(3)       SHORT-TERM INVESTMENTS

         The amortized cost, gross unrealized holding gains and losses, and fair value of short-term available-for-sale marketable investments were as follows (in thousands):

                                                Amortized        Gross          Gross           Fair
                                                  cost        unrealized     unrealized        value
                                                                holding        holding
                                                                 gains         losses
                                               ------------   ------------   ------------   -------------
At December 31, 1999:
  State and municipal securities:
      Maturing in one year or less             $       752             -             (4)            748
      Maturing between one and two years                 -             -              -               -
                                               ------------   ------------   ------------   -------------
                                               $       752    $        -     $       (4)    $       748
                                               ============   ============   ============   =============

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
                                               ============   ============   ============   =============

(4)       INVENTORIES

         Inventories consist of the following (in thousands):

                                                        December 31,
                                                   1999             1998
                                               -------------    -------------


          Raw materials                         $    26,803     $    26,084
          Work-in-process                            11,479          23,511
          Finished goods                              2,306           3,724
                                               -------------    -------------
                                               $     40,588     $    53,319
                                               =============    =============

        During the third quarter of 1999, the Company performed significant testing of the software relating to its Harmony image generator product that had been delayed. As a result of the testing, the Company determined that certain of the inventories previously purchased for the Harmony image generator had become technologically obsolete and did not properly function with the updated software. In connection with this assessment, the Company recorded a charge of $12.1 million to write-off obsolete, excess and overvalued inventories. In addition, during the third quarter of 1999, the Company wrote-off $1.1 million of Workstation Products Group inventories related to end-of-life or abandoned product lines.

(5)       LONG-TERM CONTRACTS

         Comparative information with respect to uncompleted long-term contracts are summarized as follows (in thousands):

                                                                                            December 31,
                                                                                    1999                   1998
                                                                                --------------         --------------

          Accumulated costs and estimated
             earnings on uncompleted contracts                                  $  350,193             $   236,757
          Less total billings on uncompleted contracts                            (282,148)               (185,167)
                                                                                --------------         --------------
                                                                                $   68,045             $    51,590
                                                                                ==============         ==============

          Costs and estimated earnings in excess of
             billings on uncompleted contracts
          Billings in excess of costs and estimated                             $   80,457             $    58,682
             earnings on uncompleted contracts                                     (12,412)                 (7,092)
                                                                                --------------         -------------
                                                                                $   68,045             $    51,590
                                                                                ==============         ==============

(6)       PROPERTY, PLANT AND EQUIPMENT

         The cost and estimated useful lives of property, plant and equipment are summarized as follows (dollars in thousands):

                                                                     Estimated                December 31,
                                                                   useful lives
                                                                                         1999              1998
                                                                   --------------    -------------     -------------

          Land                                                           -           $      1,436      $      1,436
          Buildings and improvements                                 40 years              39,983            37,378
          Manufacturing machinery and equipment                    3 to 8 years            86,433            86,730
          Office furniture and equipment                              8 years               9,265            10,500
          Construction-in-process                                        -                  3,559             3,330
                                                                                     -------------     -------------
                                                                                          140,676           139,374
          Less accumulated depreciation and amortization
                                                                                          (88,492)          (85,681)
                                                                                     -------------     -------------
                                                                                     $     52,184       $    53,693
                                                                                     =============     =============


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

(7)       LEASES

         The Company leases certain of its buildings and related improvements to third parties under noncancelable operating leases. Cost and accumulated depreciation of the leased buildings and improvements at December 31, 1999 were $8.9 million and $3.3 million, respectively. Rental income for all operating leases for 1999, 1998 and 1997 was $1.6 million, $1.5 million and $1.1 million, respectively.

         The Company occupies real property and uses certain equipment under lease arrangements that are accounted for as operating leases. Rental expenses for all operating leases for 1999, 1998 and 1997 were $2.1 million, $2.3 million and $1.7 million, respectively.

         At December 31, 1999, the future minimum rental income and lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

                                                 Rental               Rental
                                                 income             Commitment
                                             ------------       ---------------
              Year ending December 31,
                 2000                        $     1,295          $     2,961
                 2001                              1,125                2,475
                 2002                              1,034                1,975
                 2003                              1,034                1,789
                 2004                                673                1,477
                Thereafter                           477               10,631
                                             ------------       ---------------
                                             $     5,638          $    21,308
                                             ============       ===============

  (8)     INVESTMENT SECURITIES

         The  Company  had  the  following   investments  in  marketable  equity
         securities, adjusted for unrealized holding gains and losses and other-than-temporary declines in fair value, and nonmarketable equity securities, adjusted for other-than-temporary declines in fair value (in thousands):
                                                           December 31,
                                                      1999              1998
                                                   -----------      -----------
           Marketable securities:
              Iwerks Entertainment, Inc. (Iwerks)   $   150          $    225
              C-3D Digital Inc. (C3-D)                  525                 -
                                                   -----------      -----------
                                                        675               225
                                                   -----------      -----------
           Nonmarketable securities:
              Silicon Light Machines (SLM)            3,276             2,655
              Total Graphics Solutions N.V. (TGS)       500               500
              Other                                      16                 -
                                                   -----------      -----------
                                                      3,792             3,155
                                                   -----------      -----------
           Total investment securities              $ 4,467           $ 3,380
                                                   ===========      ===========


         Iwerks designs, engineers, manufactures, markets and services high-tech entertainment attractions which employ a variety of projection, show control, ride simulation and software technologies. C3-D develops and manufacturers three-dimensional imagery and virtual reality entertainment for television and the Internet. There were unrealized gains on the marketable securities of $44,000 and unrealized losses on marketable securities of $0.3 million as of December 31, 1999 and 1998, respectively. SLM is a development-stage company engaged in research and development of high-resolution displays. TGS develops and markets portable graphics software tools, which provide hardware independence for application developers. Each investment in nonmarketable investment securities was made either to enhance a current technology of the Company or to complement the Company's strategic direction.

         The Company owns, including total shares purchased or available to purchase under warrants, less than 15% of the outstanding common stock and common stock equivalents of SLM and TGS. The Company has one of 11 seats on SLM's board of directors and one of six seats on TGS's board of directors. There are no intercompany transactions, technological dependencies, related guarantees, obligations, contingencies, interchange of personnel, nor ability to exercise significant influence on any of the companies in which the Company has investments. Accordingly, the Company accounts for SLM and TGS utilizing the cost method.

         During 1999 and 1997, the Company wrote down its investment in Iwerks by $0.4 million and $1.5 million, respectively, due to an other-than-temporary decline in market value. During 1998, the Company sold all of its holdings in Sense8 Corporation for net proceeds of $3.3 million, recognizing a $2.5 million gain. The Company had an investment in nonmarketable equity securities of $3.0 million, made in 1995, that was deemed to be permanently impaired and written down to zero in 1997. This investment was disposed of during 1998 resulting in no gain or loss.

(9)       ACCRUED EXPENSES

         Accrued expenses consist of the following (in thousands):

                                                                                              December 31,
                                                                                        1999                1998
                                                                                     -----------         -----------


           Pension plan obligation (note 10)                                         $  12,124           $   8,611
           Compensation and benefits                                                    13,021              11,256
           Liquidated damages and late delivery penalties                                8,200                   -
           Other                                                                         5,712               7,280
                                                                                     -----------         -----------
                                                                                     $  39,057           $  27,147
                                                                                     ===========         ===========


          On October 16, 1997, the Company and CAE Electronics Ltd. ("CAE") entered into a Sub-Contract (the "Sub-Contract") for the Company to design, develop and deliver the visual system components and visual databases required for certain dynamic mission simulators and tactical control centers, to be integrated with the Company's Harmony image generation equipment (the "Harmony VSC"). As of December 31, 1999, the Harmony VSC had not been integrated with the dynamic mission simulators or tactical control centers. Pursuant to the terms of the Sub-Contract, the integration was to be completed during 1999.
          Consequently, as of December 31, 1999, in accordance with the liquidated damages provision of the Sub-Contract, the Company incurred liquidated damages on this Sub-Contract totaling $6.0 million. The Company and CAE agreed to an interim solution, which provides for the installation of the Company's ESIG 4530 image generators to integrate with the dynamic mission simulators and tactical control centers until the Company's Harmony VSC are able to support the dynamic mission simulators and tactical control centers. The Company has agreed to pay CAE (i) $0.5 million for reimbursement of certain expenses and costs incurred by CAE relating to the integration and retrofit of the ESIG 4530 to the dynamic mission simulators and tactical control centers and (ii) $5.5 million as liquidated damages resulting from certain delays of the Harmony VSC. If further delays in the integration of the Harmony VSC occur, the Company may be obligated to pay CAE additional liquidated damages. The Company will also be obligated to pay certain costs associated with the anticipated switch-over from the ESIG 4530 to the Harmony VSC. In addition, the Company incurred late delivery penalties related to two other sub-contracts of $2.2 million in 1999.

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

         Supplemental Executive Retirement Plan ("SERP") - The Company has a non-qualified SERP. The SERP, which is unfunded, provides eligible executives defined pension benefits, outside the Company's pension plan, based on average earnings, years of service and age at retirement.

         The following provides a reconciliation of benefit obligations, plan assets, and funded assets of the Plan and SERP (in thousands):

                                                               Pension Plan                        SERP
                                                        ----------------------------    ---------------------------
                                                           1999            1998            1999           1998
                                                        ------------    ------------    ------------   ------------

           Change in benefit obligation:
              Beginning of year                         $  42,637       $  36,212       $    5,431     $    5,262
              Service cost                                  3,252           2,601              739            828
              Interest cost                                 2,892           2,501              418            355
              Actuarial (gain) loss                        (8,780)          2,344              216         (1,014)
              Benefits paid                                (3,097)         (1,021)             (92)             -
              Curtailment                                       -               -             (963)             -
                                                        ------------    ------------    ------------   ------------
              End of year                               $  36,904       $  42,637       $    5,749      $   5,431
                                                        ============    ============    ============   ============



           Change in plan assets:
              Fair value at beginning of year           $  40,221       $  36,768
              Actual return on plan assets                  6,597           4,475
              Benefits paid                                (3,097)         (1,022)
                                                        ------------    ------------
              Fair value at end of year                 $  43,721       $  40,221
                                                        ============    ============


           Reconciliation of funded status:
              Funded status                             $   6,817      $   (2,416)     $   (5,749)    $   (5,431)
              Unrecognized actuarial (gain) loss          (15,254)         (2,805)            590          1,391
              Unrecognized prior service cost                 771             161             543            874
              Unrecognized transition obligation              158             238               -              -
                                                        ------------    ------------    ------------   ------------
           Net amount recognized                        $  (7,508)     $   (4,822)     $   (4,616)    $   (3,166)
                                                        ============    ============    ============   ============

           Amounts recognized in the consolidated balance sheets:
                 Accrued benefit liability              $  (7,508)     $   (4,822)     $   (4,616)    $   (3,166)
                 Additional minimum liability                   -               -               -           (623)
                                                        ------------    ------------    ------------   ------------
                 Net amount recognized                  $  (7,508)     $   (4,822)     $   (4,616)    $   (3,789)
                                                        ============    ============    ============   ============

           Assumptions (weighted average):
              Discount rate                                    6.8%            6.8%            7.8%           6.8%
              Expected return on plan assets                   9.0%            9.0%             N/A            N/A

          Net periodic pension and other postretirement benefit costs include the following components (in thousands):

                                                          Pension Plan                           SERP
                                                 -------------------------------    --------------------------------
                                                  1999       1998        1997        1999        1998        1997
                                                 --------   --------    --------    --------    --------    --------

           Components of net periodic benefit cost:
              Service cost                       $3,252     $2,601      $2,025      $   739     $   828     $   327
              Interest cost                       2,892      2,501       2,007          418         355         252
              Expected return on assets          (3,575)    (3,264)     (2,924)           -           -           -
              Amortization of actuarial(gain)
                loss                                  -        (15)       (300)          53         143         115
              Amortization    of   prior   year
                service cost                         37          4           5           73          73         106
              Amortization of transition             79         79          79            -           -           -
                                                 --------   --------    --------    --------    --------    --------
              Net periodic benefit cost          $2,685     $1,906      $   892     $ 1,283     $ 1,399     $   800
                                                 ========   ========    ========    ========    ========    ========


         Deferred Savings Plan - The Company has a deferred savings plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan covers all employees of the Company who have at least one year of service and who are age 18 or older. The Company makes matching contributions of 50 percent of each employee's contribution not to exceed six percent of the employee's compensation. The Company's contributions to this plan for 1999, 1998 and 1997 were $1.1 million, $1.0 million and $1.0 million, respectively.

         Life Insurance - The Company purchases company-owned life insurance policies insuring the lives of certain employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as supplemental retirement benefits. At December 31, 1999 and 1998, the investment in the policies was $ 3.1 million and $2.6 million, respectively, and net life insurance expense was $0.2 million, $0.5 million and $0.1 million for 1999, 1998 and 1997, respectively.

(11)      LINES OF CREDIT

         The following is a summary of lines of credit (dollars in thousands):

                                                                                      1999                 1998
                                                                                   ------------         -----------

          Balance at end of year                                                   $   2,657            $   4,298
          Weighted average interest rate at end of year                                  6.0%                 6.9%
          Maximum balance outstanding during the year                              $   4,298            $   4,298
          Average balance outstanding during the year                              $   3,320            $   4,239
          Weighted average interest rate during the year                                 6.4%                 7.4%


         The average balance outstanding and weighted average interest rate are computed based on the outstanding balances and interest rates at month-end during each year.

         In November 1998, the Company entered into a revolving line of credit agreement with U.S. Bank National Association. The revolving line of credit provided for borrowings by the Company of up to $20.0 million. Borrowings bore interest at the prevailing prime rate minus 1.0% or the LIBOR rate plus 1.0%. The revolving line of credit expired on February 10, 2000. The unsecured, revolving line of credit, among other things,
         (i) required the Company to maintain certain financial ratios; (ii) restricted the Company's ability to incur debt or liens; sell, assign, pledge or lease assets; merge with another company; and (iii) restricted the payment of dividends and repurchase of any of the Company's outstanding shares without prior consent of the lender. There were no borrowings under this agreement outstanding as of December 31, 1999. The Company also has an unsecured revolving line of credit agreement with a foreign bank totaling approximately $4.6 million as of December 31, 1999, of which approximately $1.9 million was unused and available.

         The Company has a $12.5 million unsecured Letter of Credit line with U.S. Bank, N.A. for which there was $11.8 million and $6.6 million outstanding as of December 31, 1999 and 1998, respectively. In addition, the Company has a $4.6 million Letter of Credit outstanding with Bank One, N.A.

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

(13)      INCOME TAXES

         Components of income tax expense (benefit) attributable to earnings before income taxes (in thousands):

                                                                                            Share
                                                                                             and
                                                                                            stock
                                                                                           option
                                                              Current       Deferred       benefit         Total
                                                             ----------    -----------    ----------    -----------

           Year ended December 31, 1999:
              Federal                                        $  (6,734)    $  (6,816)     $     85      $ (13,465)
              State                                               (150)       (2,056)           14         (2,192)
              Foreign                                              244             -             -            244
                                                             ----------    -----------    ----------    -----------
                                                             $  (6,640)    $  (8,872)     $     99       $(15,413)
                                                             ==========    ===========    ==========    ===========

           Year ended December 31, 1998:
              Federal                                        $   3,520     $  (2,336)     $    330       $  1,514
              State                                                761          (385)           54            430
              Foreign                                              182             -             -            182
                                                             ----------    -----------    ----------    -----------
                                                             $   4,463     $  (2,721)     $    384       $  2,126
                                                             ==========    ===========    ==========    ===========

           Year ended December 31, 1997:
              Federal                                        $   5,327     $  (4,476)     $    663       $  1,514
              State                                                858          (721)          107            244
                                                             ----------    -----------    ----------    -----------
                                                             $   6,185     $   (5,197)    $    770       $  1,758
                                                             ==========    ===========    ==========    ===========


         The actual tax expense differs from the expected tax expense (benefit) as computed by applying the U.S. federal statutory tax rate of 35 percent for 1999 and 1998 and 34 percent for 1997 as a result of the following (in thousands):

                                                                                1999          1998          1997
                                                                            ------------  ------------   -----------

          Tax (benefit) at U.S. federal statutory rate                      $(13,603)     $ (4,850)      $  2,325
          In-process research and development                                      -         7,245              -
          Losses (gains) of foreign subsidiaries                                   -          (101)          (115)
          Earnings of foreign sales corporation                                 (232)         (305)          (228)
          State taxes (net of federal income tax benefit)                     (1,425)          280            161
          Research and development and foreign tax credits                      (925)         (604)             -
          Foreign taxes                                                          244           182              -
          Other, net                                                             528           279           (385)
                                                                            ------------  ------------   -----------

                                                                            $(15,413)     $  2,126       $  1,758
                                                                            ============  ============   ===========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1999 and 1998, are presented below (in thousands):

                                                                                             1999          1998
                                                                                          ------------   ----------
         Deferred tax assets:
             Warranty, vacation, and other accruals                                       $   3,357      $   3,619
               Inventory reserves and other inventory-related
                  temporary basis differences                                                 4,106          3,478
             Pension accrual                                                                  4,469          2,866
             Long-term contract related temporary differences                                 1,000            537
             Net operating loss carryforwards                                                 2,529          1,997
             Unrealized loss on marketable equity securities                                     17             89
             Write-down of investment securities                                              1,341          1,341
             Liquidated damages and late delivery penalties                                   3,198              -
             Credit carryforwards                                                             2,012            587
             Other                                                                              343            373
                                                                                          ------------   ----------
                   Total gross deferred tax assets                                           22,372         14,887
                   Less valuation allowance                                                     117            117
                                                                                          ------------   ----------
                   Total deferred tax assets                                                 22,255         14,770
                                                                                          ------------   ----------
         Deferred tax liabilities:
             Intangible assets                                                                  (155)       (1,893)
             Plant and equipment, principally due to
               differences in depreciation                                                    (1,707)         (853)
             Other                                                                               (52)          (87)
                                                                                          ------------   ----------
                   Total gross deferred tax liabilities                                       (1,914)       (2,833)
                                                                                          ------------   ----------
                   Net deferred tax asset                                                 $   20,341      $ 11,937
                                                                                          ============   ==========

                   Net current deferred tax asset                                         $   15,923      $  9,450
                   Net non-current deferred tax asset                                          4,418         2,487
                                                                                          ------------   ----------
                   Net deferred tax asset                                                 $   20,341      $ 11,937
                                                                                          ============   ==========

         The 1998 domestic net deferred tax asset includes the deferred tax assets and liabilities resulting from the Company's acquisition of AccelGraphics, Inc. as described in note 2. The net tax effect of acquiring these deferred tax assets and liabilities of $1.0 million was credited against goodwill.

         Certain reclassifications were made during 1999 between beginning deferred tax assets and liabilities and the current tax payable accounts. These reclassification entries were made to adjust the beginning deferred tax assets to the tax return amounts.

         Management believes the existing net deductible temporary differences will reverse during the periods in which the Company generates net taxable income. The Company has a strong taxable earnings history. To utilize 100% of the deferred tax assets, the Company and its subsidiaries will need to recognize approximately $50 million of future taxable income, net of loss carryback potential. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset may not be realized. The Company has established a valuation allowance primarily for net operating loss and tax credit carryforwards from an acquired subsidiary as a result of the uncertainty of realization. The Company's valuation allowance did not change in 1999 and changed by $36,000 in 1998.

         The Company has a net operating loss and research credits carryover from its acquisition of AccelGraphics, Inc. of $5.0 million and $0.4 million respectively. These carryover credits begin to expire in 2010. The Company has federal and state research credit carryovers of approximately $1.1 million and $0.5 million, respectively. The credits will expire in 2019 and 2013, respectively. The Company also has a state net operating loss carryforward that expires depending on the rules of the various states to which the loss is allocated.

(14)      DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of cash and cash equivalents, receivables, line of credit agreements, accounts payable, and accrued expenses approximates fair value because of their short maturity. The fair value of the Company's long-term debt instruments ($13.1 million and $16.3 million as of December 31, 1999 and 1998, respectively) is based on quoted market prices.

(15)      COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Company has various legal claims and other contingent matters, including items raised by government contracting officers and auditors. Although the final outcome of such matters cannot be predicted, the Company believes the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations.

          On June 3, 1999, the Company sold certain manufacturing capital assets and inventory for $6.0 million to Sanmina Corporation as part of the Company's efforts to outsource the production of certain electronic products and assemblies. In addition, the Company entered into an electronic manufacturing services agreement with Sanmina Corporation. The agreement commits the Company to purchase a minimum of $22.0 million of electronic products and assemblies from Sanmina Corporation each year until June 3, 2002. If the Company fails to meet these minimum purchase levels, subject to adjustment, the Company may be required to pay 25 percent of the difference between the $22.0 million and the amount purchased. As of December 31, 1999, the Company had purchased approximately $15.0 million of electronic products and assemblies from Sanmina Corporation since the date of the agreement. Management expects that the Company will satisfy this minimum purchase commitment.

         Certain of the Company's contracts to deliver the Harmony image generator contain liquidated damage provisions for delays in delivery. At December 31, 1999, the Company had incurred $8.2 million for such damages. If further delays in the delivery of the Harmony image generator occur, the Company may incur additional liquidated damages.

(16)      STOCK OPTION AND STOCK PURCHASE PLANS

         Stock Option Plans - The Company has stock incentive plans that provide for the grant of options to officers and employees to acquire shares of the Company's common stock at a purchase price generally equal to the fair market value on the date of grant. Options generally vest ratably over three years and expire ten years from date of grant. The Company grants options to its directors under its Director Plan. Option grants are limited to 10,000 shares per director in each fiscal year. Options generally vest ratably over four years and expire ten years from the date of grant. A summary of activity follows (shares in thousands):

                                                          1999                    1998                   1997
                                                 ---------------------   --------------------   ---------------------
                                                         Weighted-average         Weighted-average       Weighted-average
                                                             exercise                exercise               exercise
                                                 Number        price     Number        price    Number         price
                                                   of                      of                     of
                                                 shares                  shares                 shares
                                                 --------   ----------   --------    --------   --------    ---------
          Outstanding at beginning of year         2,084    $  13.80       1,640     $ 20.38      1,309     $ 18.14
          Granted                                    472       14.25       2,105       16.80        570       24.55
          Assumed in acquisitions                      -           -         351        9.69          -           -
          Exercised                                 (84)        7.72        (116)      10.70       (159)      16.21
          Canceled                                 (385)       14.32      (1,896)      22.15        (80)      21.78
                                                 --------                --------                -------
          Outstanding at end of year               2,087       14.05       2,084       13.80      1,640       20.38
                                                 ========                ========               ========

          Exercisable at end of year               1,219       14.16         532       13.74        597       16.40
                                                 ========                ========               ========

          Weighted-average fair value of
             options   granted  during  the
             year                                               5.32                    5.82                   8.81


         Shareholders authorized an additional 450,000, 400,000 and 450,000 shares to be granted under the plans during 1999, 1998 and 1997, respectively. As of December 31, 1999, options to purchase 759,000 shares of common stock were authorized and reserved for future grant.

         On September 29, 1998, the Board of Directors approved a stock option repricing program whereby each eligible stock option could be amended to have an exercise price equal to $13.56 (the September 29, 1998 closing price of the Company stock) if the optionee agreed to reduce the amount of options repriced by 20% and to accept an amended vesting period. The vesting period for the repriced options was amended to vest in one year for all options that were vested as of September 29, 1998 and to vest ratably over three years for all options that were not yet vested as of September 29, 1998. As a result, approximately 1,698,000 options were surrendered by employees for approximately 1,354,000 repriced options and are included in the table above. The repriced options expire ten years from the date of the repriced grant.

         The following table summarizes information about fixed stock options outstanding as of December 31, 1999 (options in thousands):

                                                    Options outstanding                      Options Exercisable
                                        ---------------------------------------------    ----------------------------
                   Range of                Number         Weighted-       Weighted-         Number        Weighted-
                   Exercise              Outstanding       average         average       Exercisable       Average
                    prices                  as of         remaining       exercise          as of         Exercise
                                          12/31/99       contractual        price          12/31/99         price
                                                             life
           --------------------------   --------------   -------------   ------------    -------------   ------------

           $    0.48  -   $  12.12               58           8.4        $     9.79              23      $     6.76
               12.19  -      13.25              408           7.0             12.60             269           12.47
               13.31  -      13.56            1,088           8.6             13.56             685           13.56
               13.56  -      16.69              360           8.5             14.68             103           14.84
               17.00  -      22.70              165           6.7             20.37             134           20.89
               24.25  -      32.87                8           7.6             25.82               5           25.82
                                        --------------                                   -------------
                0.48  -      32.87            2,087           8.1             14.05           1,219           14.16
                                        ==============                                   =============

         The Company accounts for these plans under APB 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income (loss) and income (loss) per common share would have been changed to the following pro forma amounts (in thousands, except per share data):

                                                                         1999             1998             1997
                                                                     -------------     ------------     ------------
            Net earnings (loss)                       Pro forma      $    (26,995)     $    (21,093)     $   2,545

            Basic earnings (loss) per common share    Pro forma             (2.84)            (2.22)          0.28

            Diluted earnings (loss) per common share  Pro forma             (2.84)            (2.22)          0.27


         Pro forma net earnings reflects only options granted subsequent to December 29, 1994. Therefore, the effect that calculating compensation cost for stock-based compensation under SFAS 123 has on the pro forma net earnings as shown above may not be representative of the effects on reported net earnings for future years.

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 1999, 1998 and 1997:

                                      1999            1998             1997
                                  ------------    ------------    -------------

         Expected life (in years)       2.6             2.3            2.6
         Risk-free interest rate        6.3%            4.6%           5.7%
         Expected volatility             52%             49%            47%
         Dividend yield                   -               -              -

         Stock Purchase Plan - The Company has an employee stock purchase plan whereby qualified employees are allowed to have up to 10% of their annual earnings withheld to purchase the company's common stock at 85 percent of the market value of the stock at the time of the sale. A total of 500,000 shares are authorized under the plan. Shares totaling 58,000, 43,000 and 26,000 were purchased under this plan in fiscal 1999, 1998 and 1997, and as of December 31, 1999, 197,000 shares were available for future issuance under this plan.

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

(18)      NET INCOME (LOSS) PER COMMON SHARE

         Net income (loss) per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents.

         Basic net income  (loss)  per common  share is the amount of net income
         (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted net income (loss) per share is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

         In calculating net income per common share, the net income (loss) was the same for both the basic and diluted calculation. The diluted weighted average number of common shares outstanding during 1999 and 1998 excludes common stock issuable pursuant to outstanding stock options, the 6% Convertible Debentures and the Class B-1 Preferred Stock because to do so would have had an anti-dilutive effect on earnings per common share. A reconciliation between the basic and diluted weighted average number of common shares is summarized as follows (in thousands):

                                                1999        1998        1997
                                             ---------    --------    --------

Basic weighted average number of common shares
   outstanding during the year                   9,501       9,461       9,060

Weighted average number of dilutive common
   stock options outstanding during the year         -           -         442
                                             ---------    --------    --------
Diluted weighted average number of common
   shares outstanding during the year            9,501       9,461       9,502
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

                                                         Simulation     Workstation      Applications      Total
                                                                         Products
                                                         -----------    ------------     ------------    ----------
           Year ended December 31, 1999:
              Sales                                      $  170,578     $  21,961         $   8,346       $ 200,885
              Operating income (loss)                        (8,686)      (26,685)           (4,595)        (39,966)

           Year ended December 31, 1998:
              Sales                                         167,014        17,453             7,299         191,766
              Operating income (loss)                        22,094       (30,663)           (7,417)        (15,986)

           Year ended December 31, 1997:
              Sales                                         146,014         5,847             7,492         159,353
              Operating income (loss)                        23,263          (717)           (8,157)         14,389


         The operating loss in 1999 for the Simulation segment includes a write-off of inventories of $12.1 million. The operating loss in 1999 for the Workstation Products segment includes an impairment loss of $9.7 million, a restructuring charge of $1.5 million and a write-off of inventories of $1.1 million. The operating loss in 1998 for the Workstation Products segment includes a write-off of acquired in-process technology of approximately $20.8 million.

(20)      GEOGRAPHIC INFORMATION

         The following table presents sales by geographic location based on the location of the use of the product or services. Sales within individual countries greater than 10% of consolidated sales are shown separately (in thousands):

                                                             1999                 1998                1997
                                                         -------------        -------------       -------------
           United States                                 $    114,190         $    106,858        $     64,711
           United Kingdom                                      50,100               41,029              12,008
           Europe (excluding United Kingdom)                   27,777               25,039              47,168
           Pacific Rim                                          8,324               18,257              27,789
           Other                                                  494                  583               7,677
                                                         -------------        -------------       -------------
                                                         $    200,885         $    191,766        $    159,353
                                                         =============        =============       =============

         The  following  table  presents   property,   plant  and  equipment  by
         geographic location based on the location of the assets (in thousands):

                                                   1999               1998
                                               -----------       -------------

           United States                         $  51,715         $   52,876
           Europe                                      469                817
                                               -----------       -------------
              Total property, plant and
                equipment, net                   $  52,184         $   53,693
                                               ===========       =============


(21)      SIGNIFICANT CUSTOMERS

         Sales to the U.S. government, either directly or indirectly through sales to prime contractors or subcontractors, accounted for $84.5 million or 42% of total sales, $70.8 million or 37% of total sales, and $45.5 million or 29% of total sales in 1999, 1998 and 1997, respectively. Sales to the United Kingdom Ministry of Defense ("UK MOD"), either directly or indirectly through sales to prime contractors or subcontractors, accounted for $33.8 million or 17% of total sales and $32.1 million or 17% of total sales in 1999 and 1998, respectively.

         In 1999, sales to Lockheed Martin Corporation ("Lockheed") were $35.8 million or 18 % of total sales, of which 100% related to U.S.
         government and UK MOD contracts, and sales to The Boeing Company ("Boeing") were $25.4 million or 13% of total sales, of which 100% related to U.S. government and UK MOD contracts. In 1998, sales to Boeing were approximately $28.1 million or 15% of total sales, of which approximately 98% related to U.S. government and UK MOD contracts, and sales to Lockheed were approximately $22.0 million or 11% of total sales, of which approximately 91% related to U.S. government contracts. In 1997, sales to Thomson Training & Simulation Ltd. ("Thomson") were $19.3 million or 12% of total sales. All sales to significant customers are within the simulation segment.

         Aggregated accounts receivable from agencies of the United States government, either directly or indirectly through prime or subcontractors, was $7.2 million or 24% of gross accounts receivable at December 31, 1999 and $14.0 million or 29% of gross accounts receivable at December 31, 1998. Aggregated accounts receivable from the UK MOD, either directly or indirectly through prime or subcontractors, was $5.6 million or 19% of gross accounts receivable at December 31, 1999. Aggregated accounts receivable from the Federal Department of Defense of the Federal Republic of Germany, either directly or indirectly through prime or subcontractors, was $3.2 million or 11% of gross accounts receivable at December 31, 1999.

         The amount of costs and estimated earnings in excess of billings on uncompleted contracts from agencies of the United States government and the UK MOD, either directly or indirectly through prime or subcontractors, was $11.1 million and $41.3 million, or 14% and 51% of total costs and estimated earnings in excess of billings on uncompleted contracts, respectively, at December 31, 1999. The amount of costs and estimated earnings in excess of billings on uncompleted contracts from agencies of the United States government and the UK MOD, either directly or indirectly through prime or sub-contractors, was $9.4 million and $22.7 million, or 16% and 39% of total costs and estimated earnings in excess of billings on uncompleted contracts, respectively, at December 31, 1998. The amount of costs and estimated earnings in excess of billings on uncompleted contracts from agencies of the United States government was $21.4 million, or 41% of total costs and estimated earnings in excess of billings on uncompleted contracts, at December 31, 1997.

(22)      RESTRUCTURING CHARGE

         In the third quarter of 1999, the Company initiated a restructuring plan focused on reducing the operating cost structure of its Workstation Products Group. As part of the plan, the Company recorded a charge of $1.5 million relating to 28 employee terminations, including 17 employees in San Jose and 11 employees in Salt Lake City. As of December 31, 1999, the Company had paid $354,000 in employee severance benefits. The remaining benefits will be paid out over the next two years. The charge was recorded in accordance with Emerging Issues Task Force Issue 94-03 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit (Including Certain Costs Incurred in a Restructuring)."

(23)      RELATED PARTY TRANSACTIONS

         The Company had purchases of $0.4 million, $1.4 million and $0.6 million during 1999, 1998 and 1997, respectively, from a supplier for which the Company's Chief Executive Officer serves as a director. Trade payables to the supplier were zero and $0.4 million at December 31, 1999 and 1998, respectively.

(24)      SUBSEQUENT EVENTS

         On March 28, 2000, the Company sold certain assets of its Applications Group relating to digital video products to RT-SET Real Time Synthesized Entertainment Technology Ltd. and its subsidiary, RT-SET America Inc. for $1.4 million cash, common stock of RT-SET Real Time Synthesized Entertainment Technology Ltd. valued at approximately $1.0 million and the assumption of certain liabilities. The Company may receive additional common stock of RT-SET Real Time Synthesized Entertainment Technology Ltd. valued up to $3.0 million in the event that a product currently being developed and included in the purchased assets meets certain specified performance criteria within a specified time period.

         On March 28, 2000, the Company received a commitment letter from a lender to provide the Company a revolving line of credit for borrowings by the Company of up to $15.0 million. The Company expects to close on the line of credit on or before April 30, 2000. In March 2000, the Company added a $5.0 million unsecured Letter of Credit line with First Security Bank, N.A. and a $10.0 million unsecured surety line with American International Companies and its affiliates.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE

                                     "None"


                                    FORM 10-K

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors of the Company is incorporated by reference from "Election of Directors" in the Proxy Statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders to be held on May 17, 2000.

         Information required by Item 405 of Regulation S-K is incorporated by reference from "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders to be held on May 17, 2000.

         Information concerning current executive officers of the Company is incorporated by reference to the section in Part I hereof found under the caption "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION

         Information regarding this item is incorporated by reference from "Executive Compensation" in the Proxy Statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders to be held on May 17, 2000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding this item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders to be held on May 17, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding this item is incorporated by reference from "Executive Compensation - Summary Compensation Table," "Report of the
Compensation and Stock Options Committee of the Board of Directors," and "Termination of Employment and Change of Control Arrangements," in the Proxy Statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders to be held on May 17, 2000.

                                    FORM 10-K

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be used in this report:

1. Financial Statements - Included in Part II, Item 8 of this report:

          Report of Management

          Report of Independent Accountants

          Consolidated Balance Sheets as of December 31, 1999 and 1998

          Consolidated  Statements  of  Operations  for the  three  years  ended
               December 31, 1999

          Consolidated Statements of Comprehensive Income for the three years ended December 31, 1999

          Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1999

          Consolidated  Statements  of Cash  Flows  for the  three  years  ended
               December 31, 1999

          Notesto  Consolidated  Financial  Statements for the three years ended
               December 31, 1999

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

        10.14 Master Agreement for Electronic Manufacturing Services, dated as of June 3, 1999, between Evans & Sutherland Computer Corporation and Sanmina Corporation, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended July 2, 1999, and incorporated herein by this reference.

        21.1   Subsidiaries of Registrant, filed herein.

        23.1   Consent of Independent Accountants, filed herein.

        24.1 Powers of Attorney for Messrs. Stewart Carrell, Gerald S. Casilli, Peter O. Crisp, Richard J. Gaynor, Mark C. McBride, James R. Oyler and Ivan E. Sutherland, filed herein.

        27     Financial Data Schedule, filed herein.


4.       Reports on 8-K:  None

TRADEMARKS USED IN THIS FORM 10-K

         AccelGALAXY, AccelGMX, Digistar, DYNAMICgeometry, E&S, E&S Lightning 1200, EaSIEST, Ensemble, ESIG, FuseBox, Harmony, iNTegrator, MindSet, REALimage, simFUSION, StarRider, Symphony and Virtual Studio System are trademarks or registered trademarks of Evans & Sutherland Computer Corporation. All other product, service, or trade names or marks are the properties of their respective owners.

                                   Schedule II

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

      Years ended December 31,1999, December 31,1998 and December 31, 1997

                                 (in thousands)

                                        Balance at                Additions               Deductions        Balance
                                       beginning of       Charged to       Through         Charged         at end of
                                           year         cost and           business        (recovered)        year
                                                         expenses        acquisitions       against
                                                                                           allowance
                                       -------------    ------------     -------------    -------------    -----------
Allowance for doubtful
receivables

December 31, 1999                      $      1,616     $       558      $           -     $       852      $   1,322
December 31, 1998                               851             496              1,013             744          1,616
December 31, 1997                               563             370                  -              82            851


Inventory Reserves

December 31, 1999                      $      6,963     $       910      $           -     $      1,826     $   6,047
December 31, 1998                             7,635           1,987              1,350            4,009         6,963
December 31, 1997                             7,137           1,009                  -              511         7,635


Warranty Reserves

December 31, 1999                      $      1,436     $       958      $           -     $      1,018     $   1,376
December 31, 1998                               880             872                494              810         1,436
December 31, 1997                               808             726                  -              654           880


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EVANS & SUTHERLAND COMPUTER CORPORATION


March 30, 2000            By:               /S/  James R. Oyler
                             -----------------------------------------
                                            JAMES R. OYLER, PRESIDENT

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    *                               Chairman of the                         March 30, 2000
STEWART CARRELL                                     Board of Directors


   /S/  James R. Oyler                              Director and President                  March 30, 2000
--------------------------------------------
JAMES R. OYLER                                      (Chief Executive Officer)


   /S/  Richard J. Gaynor                           Vice President and Chief                March 30, 2000
--------------------------------------------
RICHARD J. GAYNOR                                   Financial Officer
                                                    (Principal Financial Officer)

   /S/  Mark C. McBride                             Vice President and                      March 30, 2000
--------------------------------------------
MARK C. MCBRIDE                                     Corporate Controller
                                                    (Principal Accounting Officer)

                    *                               Director                                March 30, 2000
--------------------------------------------
GERALD S. CASILLI


                    *                               Director                                March 30, 2000
--------------------------------------------
PETER O. CRISP


                    *                               Director                                March 30, 2000
--------------------------------------------
IVAN E. SUTHERLAND



By:      /S/  Mark C. McBride                                                               March 30, 2000
   -----------------------------------------
             MARK C. MCBRIDE
              *Attorney-in-Fact