Form 10-Q
period 2000-03-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2000-05-15
CIK 276283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
               --------------------------------------------------

                                    FORM 10-Q
(MarkOne)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

                  For the quarterly period ended March 31, 2000

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares of the registrant's Common Stock (par value $0.20 per share) outstanding at May 5, 2000 was 9,713,630.

                                    FORM 10-Q

                     Evans & Sutherland Computer Corporation

                          Quarter Ended March 31, 2000

                                                                                                        Page No.

                         PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999                           3

          Consolidated Statements of Operations for the three months ended March
          31, 2000 and April 2, 1999                                                                       4

          Consolidated  Statements of Comprehensive  Income for the three months
          ended March 31, 2000 and April 2, 1999                                                           5

          Consolidated Statements of Cash Flows for the three months ended March
          31, 2000 and, April 2, 1999                                                                      6

          Notes to Consolidated Financial Statements                                                       7

Item 2.   Management's  Discussion and Analysis of Financial Condition and
          Results of Operations                                                                           12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                      17

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                18

SIGNATURES                                                                                                19


                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                March 31,         December 31,
                                                                                   2000               1999
                                                                              ---------------    ----------------
                                                                               (Unaudited)
Assets:
   Cash and cash equivalents                                                     $ 16,696            $ 22,110
   Short-term investments                                                              67                 748
   Accounts receivable, less allowance for doubtful receivables of
      $1,440 at March 31, 2000 and $1,338 at December 31, 1999                     43,017              28,743
   Inventories                                                                     39,273              40,588
   Costs and estimated earnings in excess of billings on uncompleted contracts     87,909              80,457
   Deferred income taxes                                                           13,474              15,923
   Prepaid expenses and deposits                                                    7,907               7,844
                                                                              ---------------    ----------------
          Total current assets                                                    208,343             196,413

Property, plant and equipment, net                                                 50,600              52,184
Investment securities                                                               5,380               4,467
Deferred income taxes                                                               4,669               4,418
Goodwill and other intangible assets, net                                             508                 552
Other assets                                                                          918                 430
                                                                              ---------------    ----------------
          Total assets                                                          $ 270,418           $ 258,464
                                                                              ===============    ================

Liabilities and stockholders' equity:
    Notes payable                                                               $   8,268           $   2,657
   Accounts payable                                                                24,159              19,575
   Accrued expenses                                                                35,373              39,057
   Customer deposits                                                                3,324               4,720
   Income taxes payable                                                                 -               1,062
   Billings in excess of costs and estimated earnings on uncompleted contracts     23,348              12,412
                                                                              ---------------    ----------------
          Total current liabilities                                                94,472              79,483
                                                                              ---------------    ----------------

Long-term debt                                                                     18,015              18,015
                                                                              ---------------    ----------------
Commitments and contingencies

Redeemable  convertible  preferred  stock,  class B-1, no par value;  authorized
   1,500,000 shares; issued and outstanding 901,408 shares                         23,829              23,772
                                                                              ---------------    ----------------
Stockholders' equity:
   Preferred stock, no par value; authorized 8,500,000 shares;
      no shares issued and outstanding                                                  -                   -
   Common stock, $.20 par value; authorized 30,000,000
      shares; issued and outstanding 9,700,829 shares at
      March 31, 2000 and 9,678,938 shares at December 31, 1999                      1,940               1,936
   Additional paid-in capital                                                      24,272              24,086
   Common stock in treasury, at cost; 352,500 shares                               (4,709)             (4,709)
   Retained earnings                                                              112,587             115,816
   Accumulated other comprehensive income                                              12                  65
                                                                              ---------------    ----------------
          Total stockholders' equity                                              134,102             137,194
                                                                              ---------------    ----------------
          Total liabilities and stockholders' equity                            $ 270,418           $ 258,464
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

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                                       Three Months Ended
                                                                              --------------------------------------
                                                                               March 31,                 April 2,
                                                                                  2000                     1999
                                                                              -------------            -------------

Sales                                                                             $ 45,955                 $ 49,746
Cost of sales                                                                       29,842                   27,368
                                                                              -------------            -------------
          Gross profit                                                              16,113                   22,378
                                                                              -------------            -------------

Operating expenses:
   Selling, general and administrative                                              10,289                   10,221
   Research and development                                                         11,532                   11,080
   Amortization of goodwill and other intangibles                                       45                      713
                                                                              -------------            -------------
          Operating expenses                                                        21,866                   22,014
                                                                              -------------            -------------
                                                                                    (5,753)                     364

    Gain on sale of business unit                                                    1,102                        -
                                                                              -------------            -------------
         Operating income (loss)                                                    (4,651)                     364

Other income (expense), net                                                           (176)                      15
                                                                              -------------            -------------
          Income (loss) before income taxes                                         (4,827)                     379

Income tax expense (benefit)                                                        (1,655)                     118
                                                                              -------------            -------------
Net income (loss)                                                                   (3,172)                     261

Accretion of preferred stock                                                            57                       57
                                                                              -------------            -------------
          Net income (loss) applicable to common stock                            $ (3,229)                   $ 204
                                                                              =============            =============

Income (loss) per common share:
          Basic                                                                    $ (0.35)                  $ 0.02
          Diluted                                                                  $ (0.35)                  $ 0.02

Weighted average common and common equivalent shares outstanding:
          Basic                                                                      9,338                    9,603
          Diluted                                                                    9,338                    9,873




       See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                                                         Three Months Ended
                                                                                  ------------------------------
                                                                                   March 31,            April 2,
                                                                                     2000                 1999
                                                                                  -----------         ------------
Net income (loss)                                                                  $ (3,172)               $ 261

Other comprehensive income (loss):
     Foreign currency translation adjustments                                            35                  244
     Unrealized gains (losses) on securities                                           (135)                   1
                                                                                  -----------         ------------
Other comprehensive income (loss) before income taxes                                  (100)                 245

Income tax expense (benefit) related to items of other
     comprehensive income (loss)                                                        (47)                  76
                                                                                  ------------         ------------
Other comprehensive income (loss), net of income taxes                                  (53)                 169
                                                                                  ------------         ------------
Comprehensive income (loss)                                                        $ (3,225)               $ 430
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

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                             Three Months Ended
                                                                                       ------------------------------
                                                                                         March 31,        April 2,
                                                                                           2000             1999
                                                                                       ------------      ------------
Cash flows from operating activities:
   Net income (loss)                                                                      $ (3,172)          $ 261
   Adjustments  to  reconcile  net income  (loss) to net cash used in  operating activities:
          Depreciation and amortization                                                      3,332           3,980
          Gain on sale of business unit                                                     (1,102)              -
          Provision for losses on accounts receivable                                          168              36
          Provision for write down of inventories                                              244             314
          Provision for warranty expense                                                       253             183
          Deferred income taxes                                                              2,241            (187)
          Other                                                                                 49             470
          Changes in assets and liabilities:
             Accounts receivable                                                           (11,019)         12,986
             Inventories                                                                       526          (5,697)
             Costs and estimated earnings in excess of billings on uncompleted
               contracts, net                                                                3,486         (16,213)
             Prepaid expenses and deposits                                                    (316)         (1,631)
             Accounts payable                                                                4,600          (7,278)
             Accrued expenses                                                               (4,329)         (2,345)
             Customer deposits                                                              (1,396)           (320)
             Income taxes                                                                   (4,256)            401
                                                                                       ------------      ------------
                    Net cash used in operating activities                                  (10,691)        (15,040)
                                                                                       ------------      ------------
Cash flows from investing activities:
   Proceeds from sale of short-term investments                                                684          23,356
   Purchase of investment securities                                                             -            (360)
   Proceeds from sale of business unit                                                       1,000               -
   Purchases of property, plant and equipment                                               (1,773)         (2,048)
   Proceeds from sale of property, plant and equipment                                          52               -
   Increase in other assets                                                                   (496)            (38)
                                                                                       ------------      ------------
                    Net cash provided by (used in) investing activities                       (533)         20,910
                                                                                       ------------      ------------
Cash flows from financing activities:
   Borrowings from notes payable                                                             6,293               -
   Payments of notes payable                                                                  (526)           (179)
   Proceeds from issuance of common stock                                                      162             355
   Payments for repurchase of common stock                                                       -            (769)
                                                                                      ------------      ------------
                    Net cash provided by (used in) financing activities                      5,929            (593)
                                                                                      ------------      ------------
Effect of foreign exchange rate on cash and cash equivalents                                  (119)             36
                                                                                      ------------      ------------
Net change in cash and cash equivalents                                                     (5,414)          5,313
Cash and cash equivalents at beginning of year                                              22,110           1,834
                                                                                      ------------      ------------
 ash and cash equivalents at end of period                                                $ 16,696         $ 7,147
                                                                                      ============      ============


Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
   Interest                                                                                 $ 540           $ 547
   Income taxes                                                                               359              64

Accretion of preferred stock                                                                   57              57


      See accompanying notes to consolidated financial statements.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. This report on Form 10-Q for the three months ended March 31, 2000 should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999.

The accompanying unaudited consolidated balance sheets and statements of operations, comprehensive income and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of operations for the interim three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company intends to adopt SFAS No. 133 by January 1, 2001. The impact of adopting SFAS No. 133 is not anticipated to be material to the financial statements.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements; however, SAB No. 101 does not change existing literature on revenue recognition. SAB No. 101 explains the staff's general framework for revenue recognition, stating that four criteria need to be met in order to recognize revenue. The four criteria, all of which must be met, are: (i) there must be persuasive evidence of an arrangement; (ii) delivery must have occurred or services must have been rendered; (iii) the selling price must be fixed or determinable; and (iv) collectibility must be reasonably assured. The Company intends to adopt SAB No. 101 in the second quarter of fiscal 2000 and the Company is currently evaluating the impact, if any, that this will have on its financial statements.

The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN No. 44") in March 2000. The interpretation clarifies the application of Opinion 25 for only certain issues such as the following: (i) the definition of employee for purposes of applying Opinion 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. The Company intends to adopt FIN No. 44 by July 1, 2000. The impact of adopting FIN No. 44 is not anticipated to be material to the financial statements.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    BUSINESS DIVESTITURE

On March 28, 2000, the Company sold certain assets of its Applications Group relating to digital video products to RT-SET Real Time Synthesized Entertainment Technology Ltd. and its subsidiary, RT-SET America Inc., for $1.4 million in cash, common stock of RT-SET Real Time Synthesized Entertainment Technology Ltd. valued at approximately $1.0 million, and the assumption of certain liabilities. The Company may receive additional common stock of RT-SET Real Time Synthesized Entertainment Technology Ltd. valued up to $3.0 million in the event that a product currently being developed and included in the purchased assets meets certain specified performance criteria within a specified time period.


3.    INVENTORIES

Inventories consist of the following (in thousands):

                               March 31,                December 31,
                                2000                       1999
                          -----------------          ----------------
                             (Unaudited)

     Raw materials            $ 27,758                    $26,803
     Work-in-process             9,129                     11,479
     Finished goods              2,386                      2,306
                         -----------------          ----------------
                              $ 39,273                    $40,588
                         =================          ================

4.    NOTES PAYABLE

On March 31, 2000, the Company entered into a financing facility with Zions First National Bank (the "Facility"). The Facility provides for borrowings of up to $15.0 million, which includes a $7.0 million sublimit for the issuance of letters of credit. Borrowings under the Facility bear interest at an indexed prime rate. If certain financial covenants are not met the interest rate will increase to the indexed prime rate plus a margin of 2.5% per annum. The Facility requires the Company to pay (a) letter of credit fees, which increase if the Company fails to satisfy certain financial covenants, and (b) a commitment fee, which increases if the Company fails to satisfy certain financial covenants. The Facility expires on March 30, 2001. Except for certain permitted exceptions as identified in the Facility, among other things, the Facility prevents the Company from (a) declaring or paying any dividends except as are mandatorily required on the Company's preferred stock, (b) making any distribution of assets to the Company's shareholders, investors, or equity holders, whether in cash, assets, or in obligations of the Company, (c) allocating or otherwise setting apart any sum for the payment of any dividend or distribution on, or for the purchase, redemption, or retirement of any shares of its capital stock or equity interests in excess of $2.0 million for any year, (d) making any other distribution by reduction of capital or otherwise in respect of any shares of its capital stock or equity interests in excess of $250,000, or (e) creating, incurring, assuming, or suffering to exist any debt or any encumbrance, mortgage or lien upon certain real property of the Company. The Company's obligations under the Facility are secured by substantially all of the Company's assets, subject to other liens permitted under the Facility. As of March 31, 2000, $5.0 million was outstanding under the Facility and an additional $4.9 million was reserved under the Facility due to the issuance of letters of credit. Such amounts shall continue to be reserved and shall not otherwise be available to be advanced to the Company, until the expiration or termination of such letters of credit.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company has a $5.0 million unsecured letter of credit facility with First Security Bank, N.A., of which approximately $2.7 million was unused and available as of March 31, 2000. The First Security Bank letter of credit facility expires on September 30, 2000 and requires the Company to pay letter of credit fees. In addition, the Company has unsecured letters of credit totaling approximately $3.6 million outstanding with U.S. Bank, N.A. that expire between July 2000 and June 2001.

As of March 31, 2000, the Company had a revolving line of credit agreement with a foreign bank totaling approximately $4.6 million, of which approximately $1.3 million was unused and available. The Company had a letter of credit with Bank One, N.A. for $4.6 million as a guarantee for the foreign line of credit agreement. As of April 30, 2000, the Company had repaid the borrowings under the line of credit with the foreign bank. The line of credit with the foreign bank and the letter of credit with Bank One, N.A. expired April 30, 2000.


5.    SEGMENT AND RELATED INFORMATION

The Company's business units have been aggregated into three reportable segments: Simulation, REALimage Solutions, and Applications. These reportable segments offer different products and services and are managed and evaluated separately because each segment uses different technologies and requires different marketing strategies. The Simulation segment provides a broad line of visual systems for flight and ground simulators for training purposes to government, aerospace and commercial airline customers. The REALimage Solutions segment provides graphics accelerator products, including graphics chips and subsystems, to the personal PC workstation marketplace. The Applications segment provides digital video applications for entertainment, educational and multimedia industries.

The Company evaluates segment performance based on income (loss) from operations before income taxes, interest income and expense, other income and expense and foreign exchange gains and losses. The Company's assets are not identifiable by segment.

(in thousands, unaudited)                    Simulation           REALimage         Applications         Total
                                                                  Solutions
                                             ---------------    ---------------     --------------    ------------
Three months ended March 31, 2000
   Sales                                     $       40,388     $      1,491        $     4,076       $  45,955
   Operating income (loss)                           (3,720)          (1,432)               501          (4,651)

Three months ended April 2, 1999
   Sales                                             40,263            8,119              1,364          49,746
   Operating income (loss)                            3,301           (1,515)            (1,422)            364


                    EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    GEOGRAPHIC INFORMATION

The following table presents sales by geographic location based on the location of the use of the product or services. Sales to individual countries greater than 10% of consolidated sales are shown separately (in thousands):

                                                     Three Months Ended
                                             ---------------------------------
                                                March 31,          April 2,
                                                  2000              1999
                                             --------------    ---------------
                                                        (Unaudited)

     United States                            $     27,965        $    25,491
     United Kingdom                                  8,473             15,332
     Europe (excluding United Kingdom)               5,362              6,279
     Pacific Rim                                     3,010              2,459
     Other                                           1,145                185
                                             --------------    ---------------
                                              $     45,955        $    49,746
                                             ==============    ===============

The following table presents property, plant and equipment by geographic location based on the location of the assets (in thousands):

                                          March 31,         December 31,
                                            2000                1999
                                      -----------------   -----------------
                                         (Unaudited)

     United States                    $        50,170     $       51,715
     Europe                                       430                469
                                      -----------------   -----------------
                                      $        50,600     $       52,184
                                      =================   =================


7.    NET INCOME (LOSS) PER COMMON SHARE

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

Following is a reconciliation between the basic and diluted weighted-average number of common shares for all periods presented (in thousands):

                                                       Three Months Ended
                                               ---------------------------------
                                                   March 31,          April 2,
                                                     2000              1999
                                               --------------    ---------------
                                                         (Unaudited)
Basic weighted-average number of common shares
   outstanding during the period                    9,338              9,603
Weighted-average number of dilutive common
   stock options outstanding during the period          -                270
                                               --------------    ---------------
Diluted weighted-average number of common
   shares outstanding during the period             9,338              9,873
                                               ==============    ===============

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



In calculating net income (loss) per common share, net income (loss) was the same for both the basic and diluted calculations for all periods presented.

For the three months ended March 31, 2000, outstanding options to purchase 2,388,423 shares of common stock, 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures, 901,000 shares of common stock issuable upon conversion of the Company's Class B-1 Preferred Stock and 378,000 shares of common stock upon the exercise and conversion of warrants to purchase additional Class B-1 Preferred Stock were excluded from the computation of the diluted net income (loss) per common share because to include them would have been anti-dilutive.

For the three months ended April 2, 1999, outstanding options to purchase 213,000 shares of common stock, 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures, 901,000 shares of common stock issuable upon conversion of the Company's Class B-1 Preferred Stock and 378,000 shares of common stock upon the exercise and conversion of warrants to purchase additional Class B-1 Preferred Stock were excluded from the computation of the diluted net income (loss) per common share because to include them would have been anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this Form 10-Q. Except for the historical information contained herein, this quarterly report on Form 10-Q includes certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and
Section 21E of the Exchange Act of 1934, including, among others, those statements preceded by, followed by or including the words "estimates,"
"believes,"   "expects,"   "anticipates,"   "plans,"   "projects"   or   similar
expressions.

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include risk of product demand, market acceptance, economic conditions, competitive products and pricing, delays in the timely delivery of the Company's products, difficulties in product development, commercialization and technology and other risks detailed in this filing and in the Company's most recent Form 10-K. Although the Company believes it has the product offerings and resources for continuing success, future revenue and margin trends cannot be reliably predicted. Factors external to the Company can result in volatility of the Company's common stock price. Because of the foregoing factors, recent trends are not necessarily reliable indicators of future stock prices or financial performance and there can be no assurance that the events contemplated by the forward-looking statements contained in this quarterly report will, in fact, occur.

OVERVIEW

Evans & Sutherland Computer Corporation ("Evans & Sutherland," "E&S(R)," or the "Company"), is an established high-technology company with outstanding computer graphics technology and a worldwide presence in high-performance 3D visual simulation. In addition, E&S is now applying this core technology into higher-growth personal computer ("PC") products for both simulation and workstations. The Company's core computer graphics technology is shared among the Company's Simulation, REALimage Solutions, and Applications Groups.

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

REALimage Solutions Group

The REALimage Solutions Group develops and sells graphics chips and graphics subsystems for the personal workstation marketplace. This group sells to personal workstation OEMs and to end users.

In February 2000, the Company changed the strategic focus of the REALimage Solutions Group to the high-end digital content creation ("DCC") segment. The group will provide the base graphics and video processing technology to leading hardware system-solution providers in the high-end DCC segment. The goal of the group is to provide a "studio-on-a-chip" to bring together real-time graphics and video in a unique and effective way to support all aspects of visual content creation for broadcasting and netcasting applications.

Applications Group

The Applications Group is composed of synergistic businesses that use E&S core technology in growth markets. The group's products are applications that leverage the technology of the Company's Simulation or REALimage Solutions Groups and apply them to other growth markets.

The Applications Group's digital theater products include hardware, software, and content for both the entertainment and educational marketplaces. Digital theater focuses on immersive all-dome theater applications combining colorful digitally-produced imagery, full-spectrum audio, and audience-participation capability. The group provides turnkey solutions incorporating visual systems and sub-systems from the Simulation and REALimage Solutions Groups. E&S integrates these systems with projection equipment, audio components, and audience-participation systems from other suppliers. Products include Digistar(R), a calligraphic projection system designed to compete with analog star projectors in planetariums, and StarRider(R), a full-color, interactive, domed theater experience. The group is a leading supplier of digital display systems in the planetarium marketplace.

The Applications Group's E&S RAPIDsite(TM) product is a photo-realistic visualization tool designed for use by real-estate developers, consulting engineers, architects and municipal planners involved with urban, suburban and environmentally sensitive development projects. E&S RAPIDsite features fast
3D-model construction, accelerated graphics rendering performance and easy-to-use interactive exploration of a proposed development on a Windows NT computer with an Open GL(R) graphics accelerator.

Until March 28, 2000, the Application Group's digital video products provided Windows NT, open system, standard platform based virtual studio systems for digital content production in the television broadcast, film, video, corporate training and multimedia industries. The E&S solution offered significant improvement in cost, ease of use and flexibility compared with the traditional, proprietary UNIX-based systems common in this developing market. The group's products were all-inclusive system solutions that incorporate visual system components and subsystems from the Simulation and REALimage Solutions Groups. E&S MindSet(TM), Virtual Studio System(TM) and the FuseBox(TM) controlled software with real-time, frame-accurate camera tracking and enabled live talent to perform in real time on a virtual set generated using E&S 3D computer technology. The video output of the set meets today's digital broadcast video standards. Systems are installed worldwide in production, postproduction, broadcast and educational applications. On March 28, 2000, certain assets of this business unit were sold to RT-SET Real Time Synthesized Entertainment Technology Ltd. and its subsidiary, RT-SET America Inc.

RESULTS OF OPERATIONS

The following table presents the percentage of total sales represented by certain items for the Company for the periods presented:

                                                                                     Three Months Ended
                                                                            -------------------------------------
                                                                              March 31,             April 2,
                                                                                2000                  1999
                                                                            ---------------       ---------------
                                                                                         (Unaudited)
Sales                                                                              100.0%                100.0%
Cost of sales                                                                        64.9                  55.0
                                                                            ---------------       ---------------
          Gross profit                                                               35.1                  45.0

Operating expenses:
   Selling, general and administrative                                               22.4                  20.6
   Research and development                                                          25.1                  22.3
   Amortization of goodwill and other intangible assets                               0.1                   1.4
                                                                            ---------------       ---------------
           Operating expenses                                                        47.6                  44.3
                                                                            ---------------       ---------------
                                                                                    (12.5)                  0.7
Gain on sale of business unit                                                         2.4                     -
                                                                            ---------------       ---------------
          Operating income (loss)                                                   (10.1)                  0.7

Other income (expense), net                                                          (0.4)                    -
                                                                            ---------------       ---------------
           Income (loss) before income taxes                                        (10.5)                  0.7

Income tax expense (benefit)                                                         (3.6)                  0.2
                                                                            ---------------       ---------------
          Net income (loss)                                                          (6.9)                  0.5

Accretion of preferred stock                                                          0.1                   0.1
                                                                            ---------------       ---------------
          Net income (loss) applicable to common stock                               (7.0%)                 0.4%
                                                                            ===============       ===============


First Quarter 2000 Compared to First Quarter 1999

Sales

In the first quarter of 2000, sales decreased $3.7 million, or 8% ($46.0 million in the first quarter of 2000 compared to $49.7 million in the first quarter of
1999). Sales in the Simulation Group increased $0.1 million, or less than 1% ($40.4 million in the first quarter of 2000 compared to $40.3 million in the first quarter of 1999). Sales in the REALimage Solutions Group decreased $6.6 million, or 82% ($1.5 million in the first quarter of 2000 compared to $8.1 million in the first quarter of 1999). The decline in sales in the REALimage Solutions Group is due to a decrease in the number of units sold and decreased selling prices of existing products due to increased competition and delays in introduction of new products. Management anticipates sales in the REALimage Solutions Group for each of the remaining quarters of 2000 to be consistent with sales in the first quarter of 2000. Sales in the Applications Group increased $2.7 million, or 199% ($4.1 million in the first quarter of 2000 compared to $1.4 million in the first quarter of 1999). The increase in sales in the Applications Group was due to increased sales volume of planetarium systems and large-format entertainment product contracts. This increase was partially offset by a decline in the number of shipments of virtual studio systems.

Gross Profit

Gross profit declined $6.3 million, or 28% ($16.1 million in the first quarter of 2000 compared to $22.4 million in the first quarter of 1999). As a percent of sales, gross profit declined to 35.1% in the first quarter of 2000 compared to 45.0% in the first quarter of 1999. The decrease in gross margin is due to lower margins in the Simulation Group primarily due to higher costs on several contracts to government customers which include the Harmony(TM) image generator. In addition, gross margin in the REALimage Solutions Group decreased as a result of decreased selling prices of existing products.

Selling, General and Administrative

Selling, general and administrative expenses increased $0.1 million, or 1% ($10.3 million in the first quarter of 2000 compared to $10.2 million in the first quarter of 1999). As a percent of sales, selling, general and administrative expenses were 22.4% in the first quarter of 2000 compared to 20.6% in the first quarter of 1999. The increase in these expenses is due to increased expenses in the Simulation Group offset by lower expenses in the REALimage Solutions Group due to the restructuring in the third quarter of 1999.

Research and Development

Research and development expenses increased $0.4 million, or 4% ($11.5 million in the first quarter of 2000 compared to $11.1 million in the first quarter of
1999). As a percent of sales, research and development expenses increased to 25.1% in the first quarter of 2000 compared to 22.3% in the first quarter of 1999. The increase in these expenses is due to increased research and development expenses related to the Harmony, iNTegrator(R) and Ensemble(TM) products in the Simulation Group offset by lower research and development expenses in the REALimage Solutions Group due to the restructuring in the third quarter 1999.

Amortization of Goodwill and Other Intangible Assets

Amortization of goodwill and other intangible assets decreased $0.7 million, or 94% ($45,000 in the first quarter of 2000 compared to $0.7 million in the first quarter of 1999). The decrease in this expense is due to the write-off of $9.3 million of goodwill and other intangible assets during the third quarter of 1999.

Gain on Sale of Business Unit

During the first quarter of 2000, the Company sold certain assets of its Applications Group relating to digital video products resulting in a gain of $1.1 million. There was no such event in the first quarter of 1999.

Other Income (Expense), Net

Other income (expense), net decreased $0.2 million (net expense of $0.2 million in the first quarter of 2000 compared to net income of $15,000 in the first quarter of 1999). The decrease is due to a decrease in interest income and increase in miscellaneous expenses.

Income Taxes

The effective tax rate was 34.3% and 31.1% of pre-tax earnings for the first quarter of 2000 and 1999, respectively. These rates are calculated based on an estimated annual effective tax rate applied to earnings before income taxes.

LIQUIDITY & CAPITAL RESOURCES

At March 31, 2000, the Company had working capital of $113.9 million, including cash, cash equivalents and short-term investments of $16.8 million, compared to working capital of $116.9 million at December 31, 1999 including cash, cash equivalents and short-term investments of $22.9 million. During the first quarter of 2000, the Company used $10.7 million in its operating activities, used $0.5 million in its investing activities and generated $5.9 million from its financing activities.

The primary uses of cash from the Company's operating activities included a $11.0 million increase in accounts receivable, a $4.3 million decrease in accrued expenses and a $4.3 million decrease in income taxes payable. These uses of cash were partially offset by a $4.6 million increase in accounts payable and a $3.5 million decrease in costs and estimated earning in excess of billings on uncompleted contracts, net. The increase in accounts receivable and net decrease in costs and estimated earnings in excess of billings on uncompleted contracts were due to achieving certain billing milestones near the end of the quarter.

The Company's investing activities during the first quarter of 2000 included capital expenditures of $1.8 million for building improvements and equipment and proceeds of $1.0 million for the sale of certain assets of the Company's Digital Video business unit.

The Company's financing activities during the first quarter of 2000 included $6.3 million in borrowings from notes payable.

On March 31, 2000, the Company entered into a financing facility with Zions First National Bank (the "Facility"). The Facility provides for borrowings of up to $15.0 million, which includes a $7.0 million sublimit for the issuance of letters of credit. Borrowings under the Facility bear interest at an indexed prime rate. If certain financial covenants are not met the interest rate will increase to the indexed prime rate plus a margin of 2.5% per annum. The Facility requires the Company to pay (a) letter of credit fees, which increase if the Company fails to satisfy certain financial covenants, and (b) a commitment fee, which increases if the Company fails to satisfy certain financial covenants. The Facility expires on March 30, 2001. Except for certain permitted exceptions as identified in the Facility, among other things, the Facility prevents the Company from (a) declaring or paying any dividends except as are mandatorily required on the Company's preferred stock, (b) making any distribution of assets to the Company's shareholders, investors, or equity holders, whether in cash, assets, or in obligations of the Company, (c) allocating or otherwise setting apart any sum for the payment of any dividend or distribution on, or for the purchase, redemption, or retirement of any shares of its capital stock or equity interests in excess of $2.0 million for any year, (d) making any other distribution by reduction of capital or otherwise in respect of any shares of its capital stock or equity interests in excess of $250,000, or (e) creating, incurring, assuming, or suffering to exist any debt or any encumbrance, mortgage or lien upon certain real property of the Company. The Company's obligations under the Facility are secured by substantially all of the Company's assets, subject to other liens permitted under the Facility. As of March 31, 2000, $5.0 million was outstanding under the Facility and an additional $4.9 million was reserved under the Facility due to the issuance of letters of credit. Such amounts shall continue to be reserved and shall not otherwise be available to be advanced to the Company, until the expiration or termination of such letters of credit.

The Company has a $5.0 million unsecured letter of credit facility with First Security Bank, N.A., of which approximately $2.7 million was unused and available as of March 31, 2000. The First Security Bank letter of credit facility expires on September 30, 2000 and requires the Company to pay letter of credit fees. In addition, the Company has unsecured letters of credit totaling approximately $3.6 million outstanding with U.S. Bank, N.A. that expire between July 2000 and June 2001.

As of March 31, 2000, the Company had a revolving line of credit agreement with a foreign bank totaling approximately $4.6 million, of which approximately $1.3 million was unused and available. The Company had a letter of credit with Bank One, N.A. for $4.6 million as a guarantee for the foreign line of credit agreement. As of April 30, 2000, the Company had repaid the borrowings under the line of credit with the foreign bank. The line of credit with the foreign bank and the letter of credit with Bank One, N.A. expired April 30, 2000.

On February 18, 1998, the Company's Board of Directors authorized the repurchase of up to 600,000 shares of the Company's common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996. On September 8, 1998, the Company's Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's common stock. Subsequent to February 18, 1998, the Company repurchased 1,136,500 shares of its common stock, leaving 463,500 shares available for repurchase as of May 5, 2000. Stock may be acquired in the open market or through negotiated transactions. Under the program, repurchases may be made from time to time, depending on market conditions, share price, and other factors.

As of March 31, 2000, the Company had approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the "6% Debentures"). The 6% Debentures are unsecured and are convertible at each bondholder's option into shares of the Company's common stock at a conversion price of $42.10 or 428,000 shares of the Company's common stock subject to adjustment. The 6% Debentures are redeemable at the Company's option, in whole or in part, at par.

Management believes that existing cash, cash equivalents and short-term investment balances, borrowings available under its Facility and expected cash from future operations will be sufficient to meet the Company's anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months. The Company's cash, cash equivalents and short-term investments are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise. On a longer-term basis, if future cash from operations and its existing Facility are not sufficient to meet the Company's cash requirements, the Company may be required to renegotiate its existing Facility or seek additional financing from the issuance of debt or equity securities. There can be no assurances that the Company would be successful in renegotiating its existing Facility or obtaining additional debt or equity financing.

TRADEMARKS USED IN THIS FORM 10-Q

AccelGALAXY, AccelGMX, Digistar, E&S, E&S Lightning 1200, E&S RAPIDsite, Ensemble, FuseBox, Harmony, iNTegrator, MindSet, REALimage, StarRider, and Virtual Studio System are trademarks or registered trademarks of Evans & Sutherland Computer Corporation. All other product, service, or trade names or marks are the properties of their respective owners.


Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which the Company is exposed are changes in foreign currency exchange rates and changes in interest rates. The Company's international sales, which accounted for 39% of the Company's total sales in the three months ended March 31, 2000 are concentrated in the United Kingdom, continental Europe and Asia. The Company manages its exposure to changes in foreign currency exchange rates by entering into most of its sales and purchase contracts for products and materials in U.S. dollars. Occasionally, the Company enters into sales and purchase contracts for products and materials denominated in currencies other than U.S. dollars and in those cases the Company enters into foreign exchange forward sales or purchase contracts to offset those exposures. Foreign currency purchase and sale contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for trading purposes and does not use leveraged contracts. As of March 31, 2000, the Company had no material sales or purchase contracts in currencies other than U.S. dollars and had no foreign currency sales or purchase contracts.

The Company reduces its exposure to changes in interest rates by maintaining a high proportion of its debt in fixed-rate instruments. As of March 31, 2000, 69% of the Company's total debt was in fixed-rate instruments; however, the Company has a financing facility that provides for borrowings by the Company of up to $15.0 million. The borrowings bear interest at a variable rate at an indexed prime rate. If the Company were to borrow all of the $15.0 million of the financing facility, 55% of the Company's total debt would be in fixed-rate instruments. In addition, the Company maintains an average maturity of its short-term investment portfolio under twelve months to avoid large changes in its market value.

                           PART II - OTHER INFORMATION


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K


         (a)   Exhibits

    Exhibit No.            Description
   -----------      ---------------------------------------------------

       10.1         Loan  Agreement by and between Zions First  National Bank, a
                    national  banking   association,   and  Evans  &  Sutherland
                    Computer Corporation, dated March 31, 2000.

       10.2 $15,000,000 Promissory Note in favor of Zions First National Bank, a national banking association, dated March 31, 2000.

       10.3 Trust Deed, Assignment of Rents, Security Agreement and Fixture Filing executed by Evans & Sutherland Computer Corporation to Zions First National Bank, a national banking association, in favor of Zions First National Bank, a national banking association, dated March 31, 2000.

       10.4 Assignment of Tenant's Interest in Ground Lease for Security executed by Evans & Sutherland Computer Corporation and Zions First National Bank, a national banking association, dated March 31, 2000.

       10.5         Assignment   of  Lease  by  Evans  &   Sutherland   Computer
                    Corporation and Zions First National Bank, a national banking association, dated March 31, 2000.

       10.6 Commercial Credit and Security Agreement, dated March 2, 1998, between Evans & Sutherland Computer Corporation and First Security Bank, N.A.

       10.7 Modification Agreement dated February 22, 2000, between Evans & Sutherland Computer Corporation and First Security Bank, N.A.

       27.1         Financial Data Schedule



       (b)   Reports on Form 8-K

                None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EVANS & SUTHERLAND COMPUTER CORPORATION





Date       May 15, 2000                   By:    /S/ Richard J. Gaynor
                                             -------------------------
                                               Richard J. Gaynor, Vice President
                                               and Chief Financial Officer
                                                 (Principal Financial Officer)