Form 10-Q
period 2000-06-30
EVANS & SUTHERLAND COMPUTER CORP
filed 2000-08-14
CIK 276283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
               --------------------------------------------------

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

                  For the quarterly period ended June 30, 2000
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares of the registrant's common stock, par value $0.20 per share, outstanding at August 4, 2000 was 9,380,696.

                                    FORM 10-Q

                     Evans & Sutherland Computer Corporation

                           Quarter Ended June 30, 2000

                                                                                                                 Page No.
                                               PART I - FINANCIAL INFORMATION
Item 1.                  Financial Statements

                         Consolidated Balance Sheets as of June 30, 2000 and  December 31, 1999                      3

                         Consolidated Statements of Operations for the three months
                              ended June 30, 2000 and July 2, 1999                                                   4

                         Consolidated Statements of Operations for the six months
                              ended June 30, 2000 and July 2, 1999                                                   5

                         Consolidated Statements of Comprehensive Loss for the three
                              and six months ended June 30, 2000 and July 2, 1999                                    6

                         Consolidated Statements of Cash Flows for the six months
                              ended June 30, 2000 and July 2, 1999                                                   7

                         Notes to Consolidated Financial Statements                                                  8

Item 2.                  Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                                   13

Item 3.                  Quantitative and Qualitative Disclosures About
                              Market Risk                                                                           21


                                                PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings                                                                          22

Item 4.                  Submission of Matters to a Vote of Security Holders                                        22

Item 5.                  Other Information                                                                          23

Item 6.                  Exhibits and Reports on Form 8-K                                                           23

SIGNATURES                                                                                                          24


                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                                  June 30,          December 31,
                                                                                    2000                1999
                                                                              ----------------    ----------------
                                                                                (Unaudited)
Assets:
   Cash and cash equivalents                                                     $  19,355           $  22,110
   Short-term investments                                                                -                 748
   Accounts receivable, less allowance for doubtful receivables of
      $4,583 at June 30, 2000 and $1,338 at December 31, 1999                       31,043              28,743
   Inventories                                                                      39,713              40,588
   Costs and estimated earnings in excess of billings on uncompleted contracts      67,490              80,457
   Deferred income taxes                                                                 -              15,923
   Prepaid expenses and deposits                                                     7,023               7,844
                                                                              ----------------    ----------------
          Total current assets                                                     164,624             196,413

Property, plant and equipment, net                                                  50,256              52,184
Investment securities                                                                6,198               4,467
Deferred income taxes                                                                    -               4,418
Goodwill and other intangible assets, net                                              463                 552
Other assets                                                                           941                 430
                                                                              ----------------    ----------------
          Total assets                                                           $ 222,482           $ 258,464
                                                                              ================    ================

Liabilities and stockholders' equity:
   Notes payable                                                                 $   4,920           $   2,657
   Accounts payable                                                                 21,625              19,575
   Accrued expenses                                                                 41,057              39,057
   Customer deposits                                                                 1,681               4,720
   Income taxes payable                                                                  -               1,062
   Billings in excess of costs and estimated earnings on uncompleted contracts      29,641              12,412
                                                                              ----------------    ----------------
          Total current liabilities                                                 98,924              79,483
                                                                              ----------------    ----------------

Long-term debt                                                                      18,015              18,015
                                                                              ----------------    ----------------
Commitments and contingencies


Redeemable convertible preferred stock, class B-1, no par value;
   authorized 1,500,000 shares; issued and outstanding 901,408 shares               23,886              23,772
                                                                              ----------------    ----------------
Stockholders' equity:
   Preferred stock, no par value; authorized 8,500,000 shares;
      no shares issued and outstanding                                                   -                   -
   Common stock, $.20 par value; authorized 30,000,000
      shares; issued 9,725,711 shares at June 30, 2000 and
      9,678,938 shares at December 31, 1999                                          1,945               1,936
   Additional paid-in capital                                                       24,473              24,086
   Common stock in treasury, at cost; 352,500 shares                                (4,709)             (4,709)
   Retained earnings                                                                60,335             115,816
   Accumulated other comprehensive income                                             (387)                 65
                                                                              ----------------    ----------------
          Total stockholders' equity                                                81,657             137,194
                                                                              ----------------    ----------------
          Total liabilities and stockholders' equity                             $ 222,482           $ 258,464
                                                                              ================    ================


          See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                                         Three Months Ended
                                                                               --------------------------------------
                                                                                 June 30,                  July 2,
                                                                                   2000                     1999
                                                                               ------------            --------------

Sales                                                                            $  25,589                 $  44,023
Cost of sales                                                                       37,892                    26,420
                                                                               ------------            --------------
          Gross profit (loss)                                                      (12,303)                   17,603
                                                                               ------------            --------------
Operating expenses:
   Selling, general and administrative                                               8,703                    11,943
   Research and development                                                         10,984                    10,949
   Amortization of goodwill and other intangibles                                       44                       713
                                                                               ------------            --------------
          Operating expenses                                                        19,731                    23,605
                                                                               ------------            --------------
                                                                                   (32,034)                   (6,002)
Gain on sale of business unit                                                          816                         -
                                                                               ------------            --------------
          Operating loss                                                           (31,218)                   (6,002)

Other income (expense), net                                                           (380)                    1,022
                                                                               ------------            --------------
          Loss before income taxes                                                 (31,598)                   (4,980)

Income tax expense (benefit)                                                        20,598                    (1,544)
                                                                               ------------            --------------
Net loss                                                                           (52,196)                   (3,436)

Accretion of preferred stock                                                            57                        57
                                                                               ------------            --------------
          Net loss applicable to common stock                                    $ (52,253)                $  (3,493)
                                                                               ============            ==============

Net loss per common share:
          Basic and Diluted                                                      $   (5.58)                 $  (0.36)

Weighted average common and common
   equivalent shares outstanding:
          Basic and Diluted                                                          9,360                     9,601



          See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                                          Six Months Ended
                                                                               -------------------------------------
                                                                                  June 30,                 July 2,
                                                                                    2000                    1999
                                                                               ------------             ------------
Sales                                                                            $  71,544                 $ 93,769
Cost of sales                                                                       67,734                   53,788
                                                                               ------------             ------------
          Gross profit                                                               3,810                   39,981
                                                                               ------------             ------------
Operating expenses:
   Selling, general and administrative                                              18,992                   22,164
   Research and development                                                         22,516                   22,029
   Amortization of goodwill and other intangibles                                       89                    1,426
                                                                               ------------             ------------
          Operating expenses                                                        41,597                   45,619
                                                                               ------------             ------------
                                                                                   (37,787)                  (5,638)
Gain on sale of business unit                                                        1,918                        -
                                                                               ------------             ------------
          Operating loss                                                           (35,869)                  (5,638)

Other income (expense), net                                                           (556)                   1,037
                                                                               ------------             ------------
          Loss before income taxes                                                 (36,425)                  (4,601)

Income tax expense (benefit)                                                        18,943                   (1,426)
                                                                               ------------             ------------
Net loss                                                                           (55,368)                  (3,175)

Accretion of preferred stock                                                           114                      114
                                                                               ------------             ------------
          Net loss applicable to common stock                                    $ (55,482)                $ (3,289)
                                                                               ============             ============

Net loss per common share:
          Basic and Diluted                                                      $   (5.93)                $  (0.34)

Weighted average common and common
   equivalent shares outstanding:
          Basic and Diluted                                                          9,349                    9,602



          See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)
                                 (In thousands)


                                                                                          Three Months Ended
                                                                               -------------------------------------
                                                                                  June 30,                 July 2,
                                                                                    2000                    1999
                                                                               ------------             ------------
Net loss                                                                         $ (52,196)               $  (3,436)

Other comprehensive income (loss):
     Foreign currency translation adjustments                                           15                     (442)
     Unrealized gains (losses) on securities                                          (637)                      10
                                                                               ------------             ------------
Other comprehensive loss before income taxes                                          (622)                    (432)

Income tax benefit related to items of other
     comprehensive loss                                                               (223)                    (134)
                                                                               ------------             ------------
Other comprehensive loss, net of income taxes                                         (399)                    (298)
                                                                               ------------             ------------
Comprehensive loss                                                               $ (52,595)               $  (3,734)
                                                                               ============             ============







                                                                                          Six Months Ended
                                                                               --------------------------------------
                                                                                  June 30,                 July 2,
                                                                                    2000                    1999
                                                                               ------------             ------------

Net loss                                                                         $ (55,368)               $  (3,175)

Other comprehensive income (loss):
     Foreign currency translation adjustments                                           50                     (197)
     Unrealized gains (losses) on securities                                          (772)                      10
                                                                               ------------             ------------
Other comprehensive loss before income taxes                                          (722)                    (187)

Income tax benefit related to items of other
     comprehensive loss                                                               (270)                     (58)
                                                                               ------------             ------------
Other comprehensive loss, net of income taxes                                         (452)                    (129)
                                                                               ------------             ------------
Comprehensive loss                                                               $ (55,820)               $  (3,304)
                                                                               ============             ============




          See accompanying notes to consolidated financial statements.
                                       6

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                             Six Months Ended
                                                                                       ----------------------------
                                                                                          June 30,         July 2,
                                                                                            2000            1999
                                                                                       ------------    ------------
Cash flows from operating activities:
   Net loss                                                                              $ (55,368)      $  (3,175)
   Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                      6,473           8,019
          Gain on sale of business unit                                                     (1,918)              -
          Provision for losses on accounts receivable                                        3,457             241
          Provision for write down of inventories                                            2,288             459
          Provision for warranty expense                                                       513             389
          Deferred income taxes                                                             20,598            (205)
          Other                                                                                (32)            223
          Changes in assets and liabilities:
             Accounts receivable                                                            (5,418)         15,255
             Inventories                                                                    (1,994)         (5,242)
             Costs and estimated earnings in excess of billings on uncompleted
               contracts, net                                                               30,199         (11,193)
             Prepaid expenses and deposits                                                     707            (952)
             Accounts payable                                                                2,066          (9,729)
             Accrued expenses                                                                  843             599
             Customer deposits                                                              (3,039)            926
             Income taxes                                                                   (1,677)          2,690
                                                                                       ------------    ------------
                    Net cash used in operating activities                                   (2,302)         (1,695)
                                                                                       ------------    ------------
Cash flows from investing activities:
   Purchases of short-term investments                                                           -          (3,450)
   Proceeds from sale of short-term investments                                                752          25,651
   Purchase of investment securities                                                             -            (636)
   Proceeds from sale of business unit                                                       1,250               -
   Purchases of property, plant and equipment                                               (4,641)         (5,373)
   Proceeds from sale of property, plant and equipment                                          52           6,010
   Increase in other assets                                                                   (528)            (37)
                                                                                       ------------    ------------
                    Net cash provided by (used in) investing activities                     (3,115)         22,165
                                                                                       ------------    ------------
Cash flows from financing activities:
   Borrowings from notes payable                                                            11,193               -
   Payments of notes payable                                                                (8,786)           (629)
   Proceeds from issuance of common stock                                                      343             881
   Payments for repurchase of common stock                                                       -            (769)
                                                                                       ------------    ------------
                    Net cash provided by (used in) financing activities                      2,750            (517)
                                                                                       ------------    ------------
Effect of foreign exchange rates on cash and cash equivalents                                  (88)           (348)
                                                                                       ------------    ------------
Net change in cash and cash equivalents                                                     (2,755)         19,605
Cash and cash equivalents at beginning of year                                              22,110           1,834
                                                                                       ------------    ------------
Cash and cash equivalents at end of period                                               $  19,355       $  21,439
                                                                                       ============    ============

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
   Interest                                                                                  $ 641           $ 664
   Income taxes                                                                                (15)         (3,635)

Accretion of preferred stock                                                                   114             114


          See accompanying notes to consolidated financial statements.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. This report on Form 10-Q for the three months and six months ended June 30, 2000 should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999.

The accompanying unaudited consolidated balance sheets and statements of operations, comprehensive loss and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of operations for the interim three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal years beginning after June 15, 2000. SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company intends to adopt SFAS 133 by January 1, 2001. The impact of adopting SFAS 133 is not anticipated to be material to the financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In June 2000, the Securities and Exchange Commission issued SAB 101B which extends the implementation date of SAB 101 to the Company's fourth quarter of 2000. The Company is currently evaluating the impact, if any, that SAB 101 will have on its financial statements.


2.    BUSINESS DIVESTITURE

On March 28, 2000, the Company sold certain assets of its Applications Group relating to digital video products to RT-SET Real Time Synthesized Entertainment Technology Ltd. and its subsidiary, RT-SET America Inc., for $1.4 million in cash, common stock of RT-SET Real Time Synthesized Entertainment Technology Ltd. valued at approximately $1.0 million, and the assumption of certain liabilities. On June 15, 2000, the Company received additional common stock of RT-SET Real Time Synthesized Entertainment Technology Ltd. valued at $1.5 million related to the successful development of a product included in the purchased assets.

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    INVENTORIES

Inventories consist of the following (in thousands):

                              June 30,                 December 31,
                                2000                       1999
                         -----------------          -----------------
                            (Unaudited)

Raw materials               $    26,593                $    26,803
Work-in-process                  11,142                     11,479
Finished goods                    1,978                      2,306
                         -----------------          -----------------
                            $    39,713                $    40,588
                         =================          =================


4.    INCOME TAXES

During the second quarter of 2000, the Company increased its deferred tax asset valuation allowance by $20.6 million. As a result of the net operating loss in the second quarter of 2000, the cumulative net operating losses for 2000, 1999 and 1998, and the cancellation of a significant contract and the related civil complaint filed by Lockheed Martin Corporation as discussed in Note 9 to the consolidated financial statements, the Company fully reserved its net deferred tax assets which previously existed at the end of the first quarter of 2000 and those deferred tax assets recognized during the second quarter of 2000. These net deferred tax assets relate to temporary differences, tax credit carry forwards and net operating loss carry forwards. The valuation allowance was recorded in accordance with SFAS 109, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. If the deferred tax assets are realized in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the related tax benefits will reduce future income tax provisions.


5.    NOTES PAYABLE

On March 31, 2000, the Company entered into a financing facility (the "Facility") with Zions First National Bank. The Facility provides for borrowings of up to $15.0 million, which included a $7.0 million sublimit for the issuance of letters of credit. Effective as of June 30, 2000, the Facility was amended to allow the entire Facility amount to be used for the issuance of letters of credit, modify certain covenants, increase the interest rate and allow for the cash collateralization of up to $6.0 million of additional letter of credit capacity beyond the $15.0 million Facility amount pursuant to the terms and conditions of a supplemental letter of credit and reimbursement agreement and a managed agency account assignment agreement. Borrowings under the Facility bear interest at an indexed prime rate plus 4% per annum. The issuance of letters of credit under the Facility and cash collateralized letters of credit outside the Facility bear an annual issuance fee of 4% and 2%, respectively. The Facility expires on March 30, 2001. Except for certain permitted exceptions as identified in the Facility, among other things, the Facility prevents the Company from (a) declaring or paying any dividends except as are mandatorily required on the Company's preferred stock, (b) making any distribution of assets to the Company's shareholders, investors, or equity holders, whether in cash, assets, or in obligations of the Company, (c) allocating or otherwise setting apart any sum for the payment of any dividend or distribution on, or for the purchase, redemption, or retirement of any shares of its capital stock or equity interests in excess of $2.0 million for any year, (d) making any other distribution by reduction of capital or otherwise in respect of any shares of its capital stock or equity interests in excess of $250,000, or (e) creating, incurring, assuming, or suffering to exist any debt or any encumbrance, mortgage or lien upon certain real and personal property of the Company. The Company's obligations under the Facility are secured by substantially all of the Company's assets, subject to certain liens permitted under the Facility. As of June 30, 2000, borrowings of $4.9 million were outstanding under the Facility and an additional $7.4 million was reserved under the Facility, due to outstanding letters of credit. Such amounts shall continue to be reserved and shall not otherwise be available to be advanced to the Company, until the expiration or termination of such letters of credit.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company has a $5.0 million unsecured letter of credit facility with First Security Bank, N.A., of which approximately $2.6 million was unused and available as of June 30, 2000. First Security Bank has notified the Company that it must deposit cash collateral in the amount of $2.4 million with First
Security Bank to secure the Company's reimbursement obligation for all outstanding letters of credit. Any additional issuance of letters of credit by First Security Bank would also require cash collateral equal to the face amount of the letter of credit issued. The First Security Bank letter of credit facility matures on September 30, 2000, after which no further letters of credit may be issued, and requires the Company to pay letter of credit fees. In addition, the Company has unsecured letters of credit totaling approximately $3.3 million outstanding with U.S. Bank, N.A. and Lloyds TSB Bank plc ("Lloyds") that expire between September 2000 and June 2001.

On June 19, 2000, Evans & Sutherland Computer Limited, a wholly owned subsidiary of Evans & Sutherland Computer Corporation, executed a $5.0 million overdraft facility (the "Overdraft Facility") with Lloyds. Borrowings under the Overdraft Facility bear interest at the bank's short-term offered rate plus 1.75% per annum. The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds' discretion and expires on November 30, 2000. Evans & Sutherland Computer Corporation provided a parent guarantee to Lloyds to cover the principal and interest and other costs under the Overdraft Facility and agreed to maintain a one million Pound Sterling letter of credit in support of the Overdraft Facility. Evans & Sutherland Computer Limited executed a letter of negative pledge in favor of Lloyds against its assets. Covenants in the agreement restrict dividend payments from Evans & Sutherland Computer Limited and require maintenance of certain financial covenants.


6.    NET INCOME (LOSS) PER COMMON SHARE

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

For the three and six months ended June 30, 2000, outstanding options to purchase 2,465,210 shares of common stock, 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures, 901,000 shares of common stock issuable upon conversion of the Company's Class B-1 Preferred Stock and 378,000 shares of common stock upon the exercise and conversion of warrants to purchase additional Class B-1 Preferred Stock were excluded from the computation of the diluted net income (loss) per common share because to include them would have been anti-dilutive.

For the three and six months ended July 2, 1999, outstanding options to purchase 2,261,997 shares of common stock, 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures, 901,000 shares of common stock issuable upon conversion of the Company's Class B-1 Preferred Stock and 378,000 shares of common stock upon the exercise and conversion of warrants to purchase additional Class B-1 Preferred Stock were excluded from the computation of the diluted net income (loss) per common share because to include them would have been anti-dilutive.

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    SEGMENT AND RELATED INFORMATION

The Company's business units have been aggregated into three reportable segments: Simulation, REALimage Solutions, and Applications. These reportable segments offer different products and services and are managed and evaluated separately because each segment uses different technologies and requires different marketing strategies. The Simulation segment provides a broad line of visual systems for flight and ground simulators for training purposes to government, aerospace and commercial airline customers. The REALimage Solutions segment provides graphics accelerator products, including graphics chips and subsystems, to the personal PC workstation marketplace. The Applications segment provides products for the entertainment, educational and real-estate planning industries that use technologies from the Simulation and REALimage Solutions segments.

The Company evaluates segment performance based on income (loss) from operations before income taxes, interest income and expense, other income and expense and foreign exchange gains and losses. The Company's assets are not identifiable by segment.

(in thousands, unaudited)                    Simulation           REALimage         Applications         Total
                                                                  Solutions
                                             ---------------    ---------------     --------------    ------------
Three months ended June 30, 2000
   Sales                                      $    21,734        $     1,545         $    2,310        $  25,589
   Operating income (loss)                        (30,251)            (1,090)               123          (31,218)

Three months ended July 2, 1999
   Sales                                      $    35,492        $     6,751         $    1,780        $  44,023
   Operating income (loss)                            331             (4,724)            (1,609)          (6,002)

Six months ended June 30, 2000
   Sales                                      $    62,122        $     3,036         $    6,386        $  71,544
   Operating income (loss)                        (33,971)            (2,522)               624          (35,869)

Six months ended July 2, 1999
   Sales                                      $    75,755        $    14,870         $    3,144        $  93,769
   Operating income (loss)                          3,632             (6,239)            (3,031)          (5,638)




8.    GEOGRAPHIC INFORMATION

The following table presents sales by geographic location based on the location of the use of the product or services. Sales to individual countries greater than 10% of consolidated sales are shown separately (in thousands):


                                                        Three Months Ended                     Six Months Ended
                                                  ---------------------------------    ----------------------------------
                                                     June 30,           July 2,           June 30,            July 2,
                                                      2000               1999              2000               1999
                                                  --------------     --------------    ---------------    ---------------
                                                            (Unaudited)                          (Unaudited)
United States                                      $    16,075        $    21,461       $     44,040       $     46,952
United Kingdom                                           2,553             10,465             11,026             25,797
Europe (excluding United Kingdom)                        3,681              7,590              9,043             13,869
Pacific Rim                                              2,567              4,267              5,577              6,726
Other                                                      713                240              1,858                425
                                                  --------------     --------------    ---------------    ---------------
                                                        25,589             44,023             71,544             93,769
                                                  ==============     ==============    ===============    ===============

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents property, plant and equipment by geographic location based on the location of the assets (in thousands):

                                June 30,          December 31,
                                 2000                1999
                           -----------------   -----------------
                              (Unaudited)
United States               $        49,697     $       51,715
Europe                                  559                469
                           -----------------   -----------------
                            $        50,256     $       52,184
                           =================   =================


9.    LEGAL PROCEEDINGS

On May 23, 2000, Lockheed Martin Corporation (the "Plaintiff") served the Company with a civil complaint filed in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida. The Plaintiff alleged in the complaint that the Company breached a contract to provide certain visual systems for the Combined Arms Tactical Trainer program for the United Kingdom Ministry of Defence. The contract has an original value of $33.9 million. In the complaint, the Plaintiff seeks compensatory damages of $8.5 million plus interest as well as consequential damages and attorneys' fees. The $8.5 million being sought from the Company by the Plaintiff was paid to the Company from May 1999 to March 2000 and was recognized as revenue by the Company during 1999. On June 12, 2000, the Company filed its answer and counterclaim. In the counterclaim, the Company alleges as grounds for recovery against the Plaintiff
(1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) unjust enrichment, (4) unfair competition, (5) misappropriation of trade secrets, (6) intentional interference with advantageous business relationship, (7) replevin, and (8) promissory estoppel. In its counterclaim, the Company seeks compensatory damages of not less than $10.0 million and not more than $25.4 million. On June 14, 2000, the case was removed to the Orlando Division of the United States District Court for the District of Florida where it currently remains. On July 7, 2000, the Plaintiff answered the Company's counterclaim but also filed a motion for dismissal of the Company's counterclaims for unjust enrichment, unfair competition, promissory estoppel, and incidental damages. On July 24, 2000, the Company filed its opposition to the Plaintiff's motion to dismiss these certain counterclaims of the Company. The Company anticipates that the court will render a decision regarding the Plaintiff's motion within the next six weeks. Management disputes the Plaintiff's allegations in the complaint and is vigorously defending the action and asserting its counterclaims. Although management believes the Company will ultimately prevail in defending the claims against it, an unfavorable outcome of these matters would have a material adverse impact on the Company's financial condition.

Except as discussed in the preceding paragraph, the Company is not a party to any material legal proceeding. However, the Company from time to time is involved in ordinary, routine litigation incidental to its business.

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include risk of product demand, market acceptance, economic conditions, competitive products and pricing, cancellation of contracts or significant penalties due to delays in the timely delivery of the Company's products, difficulties in product development, commercialization and technology and other risks detailed in this filing and in the Company's most recent Form 10-K. Although the Company believes it has the product offerings and resources for continuing success, future revenue and margin trends cannot be reliably predicted. Factors external to the Company can result in volatility of the Company's common stock price. Because of the foregoing factors, recent trends are not necessarily reliable indicators of future stock prices or financial performance and there can be no assurance that the events contemplated by the forward-looking statements contained in this quarterly report will, in fact, occur.

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

REALimage Solutions Group

The REALimage Solutions Group develops and sells graphics chips and graphics subsystems for the personal workstation marketplace. This group sells to personal workstation OEMs and to end-users.

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

Applications Group

The Applications Group is composed of synergistic businesses that use E&S core technology in growth markets. The group's products are applications that leverage the technology of the Company's Simulation and REALimage Solutions Groups and apply them to other growth markets.

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

Until March 28, 2000, the Application Group's digital video products provided Windows NT, open system, standard platform based virtual studio systems for digital content production in the television broadcast, film, video, corporate training and multimedia industries. The E&S solution offered significant improvement in cost, ease of use and flexibility compared with the traditional, proprietary UNIX-based systems common in this developing market. The group's products were all-inclusive system solutions that incorporated visual system components and subsystems from the Simulation and REALimage Solutions Groups. E&S MindSet(TM), Virtual Studio System(TM) and the FuseBox(TM) controlled software with real-time, frame-accurate camera tracking and enabled live talent to perform in real time on a virtual set generated using E&S 3D computer technology. On March 28, 2000, certain assets of this business unit were sold to RT-SET Real Time Synthesized Entertainment Technology Ltd. and its subsidiary, RT-SET America Inc.

RESULTS OF OPERATIONS

The following table presents the percentage of total sales represented by certain items of the Company for the periods presented:

                                                           Three Months Ended                  Six Months Ended
                                                      ----------------------------      ------------------------------
                                                        June 30,         July 2,          June 30,          July 2,
                                                         2000             1999             2000              1999
                                                      ------------     -----------      ------------     -------------
                                                              (Unaudited)                        (Unaudited)
Sales                                                    100.0%          100.0%             100.0%            100.0%
Cost of sales                                            148.1            60.0               94.7              57.4
                                                      ------------     -----------      ------------     -------------
          Gross profit                                   (48.1)           40.0                5.3              42.6
                                                      ------------     -----------      ------------     -------------

Operating expenses:
   Selling, general and administrative                    34.0            27.1               26.5              23.6
   Research and development                               42.9            24.9               31.5              23.5
   Amortization of goodwill and other
          intangible assets                                0.2             1.6                0.1               1.5
                                                      ------------     -----------      ------------     -------------
           Operating expenses                             77.1            53.6               58.1              48.6
                                                      ------------     -----------      ------------     -------------
                                                        (125.2)          (13.6)             (52.8)             (6.0)
Gain on sale of business unit                              3.2               -                2.7
                                                      ------------     -----------      ------------     -------------
           Operating  loss                              (122.0)          (13.6)             (50.1)             (6.0)
Other income (expense), net                               (1.5)            2.3               (0.8)              1.1
                                                      ------------     -----------      ------------     -------------
           Loss before income taxes                     (123.5)          (11.3)             (50.9)             (4.9)
Income tax expense (benefit)                              80.5            (3.5)              26.5              (1.5)
                                                      ------------     -----------      ------------     -------------
          Net loss                                      (204.0)           (7.8)             (77.4)             (3.4)
Accretion of preferred stock                               0.2             0.1                0.2               0.1
                                                      ------------     -----------      ------------     -------------
          Net loss applicable to
               common  stock                            (204.2%)          (7.9%)            (77.6%)            (3.5%)
                                                      ============     ===========      ============     =============


Second Quarter 2000 Compared to Second Quarter 1999

Sales

In the second quarter of 2000, sales decreased $18.4 million, or 42% ($25.6 million in the second quarter of 2000 compared to $44.0 million in the second quarter of 1999). Sales in the Simulation Group decreased $13.8 million, or 39% ($21.7 million in the second quarter of 2000 compared to $35.5 million in the second quarter of 1999). Sales in the REALimage Solutions Group decreased $5.3 million, or 77% ($1.5 million in the second quarter of 2000 compared to $6.8 million in the second quarter of 1999). Sales in the Applications Group increased $0.5 million, or 30% ($2.3 million in the second quarter of 2000 compared to $1.8 million in the second quarter of 1999). The decline in sales in the Simulation Group is due to the cancellation of the contract with Lockheed Martin Corporation ("Lockheed") for the delivery of visual systems to the United Kingdom Ministry of Defence ("UK MOD") for the Combined Arms Tactical Trainer program ("UK CATT"), and an adjustment to revenue on percent complete contracts where a review of the estimated costs to complete the contracts resulted in a negative adjustment to revenue. The cancellation of the UK CATT contract by Lockheed resulted in minimal revenue being recognized on this contract in the second quarter of 2000. The review of those contracts that are based on percent complete accounting resulted in a negative adjustment to revenue of $10.9 million. With percent complete contracts, an increase in the estimated actual costs at completion of contract means that the contract is proportionally less complete, and the revenue must be adjusted downward. The revenue adjusted downward should be recoverable as those contracts are completed in the future. The decline in sales in the REALimage Solutions Group is due to a decrease in the number of units sold and decreased selling prices of existing products due to increased competition and delays in the introduction of new products. Management anticipates sales in the REALimage Solutions Group for the remaining quarters of 2000 will continue to decline due to similar factors that caused the decline in the second quarter of 2000. The increase in sales in the Applications Group is due to an increase in sales volume of large-format entertainment products and planetarium systems.

Gross Profit

Gross profit declined $29.9 million (a loss of $12.3 million in the second quarter of 2000 compared to gross profit of $17.6 million in the second quarter of 1999). As a percent of sales, gross profit declined to a negative 48.1% in the second quarter of 2000 compared to a positive 40.0% in the second quarter of 1999. Gross profit in the second quarter of 2000 was negatively impacted by the cancellation of the UK CATT contract due to the loss of revenue and the write-off of obsolete and excess inventory specific to the UK CATT contract. The gross profit impact of the adjustment for estimated actual costs at completion of contract on percent complete contracts was $16.7 million ($10.9 million as a reduction in revenue as discussed above, and $5.8 million as an increase in cost of sales relating to contracts with total estimated actual costs that exceed the contract value). The gross profit for the REALimage Solutions Group declined due to lower revenue attributed to a decrease in the number of units sold and decreased selling prices of existing products due to increased competition and delays in the introduction of new products. The gross profit in the Applications Group increased due to increased revenue from sales of large-format entertainment products and planetarium systems.

Selling, General and Administrative

Selling, general and administrative expenses decreased $3.2 million, or 27% ($8.7 million in the second quarter of 2000 compared to $11.9 million in the second quarter of 1999). As a percent of sales, selling, general and administrative expenses were 34.0% in the second quarter of 2000 compared to 27.1% in the second quarter of 1999. The increase in selling, general and administrative expenses as a percent of sales is due to a significant decrease in sales for the second quarter of 2000 compared to the second quarter of 1999. Selling, general and administrative expenses in the Simulation Group remained relatively unchanged in the second quarter of 2000 compared to the second quarter of 1999. The decrease in these expenses is due to decreased expenses in the REALimage Solutions Group and Applications Group. The decreased expenses in the REALimage Solutions Group is due to decreased sales volumes resulting in decreased commissions and other selling-related costs and decreased general and administrative expenses due to the restructuring in the third quarter of 1999. The decreased expenses in the Applications Group is due to the reduction of employees and related expenses as a result of the sale of certain assets of the Company's digital video products business to RT-SET Real Time Synthesized Entertainment Technology Ltd., and its subsidiary RT-SET America Inc. (together "RT-SET").

Research and Development

Research and development expenses remained essentially unchanged ($11.0 million in the second quarter of 2000 compared to $10.9 million in the second quarter of
1999). As a percent of sales, research and development expenses increased to 42.9% in the second quarter of 2000 from 24.9% in the second quarter of 1999. The increase in research and development expenses as a percent of sales is due to a significant decrease in sales for the second quarter of 2000 compared to the second quarter of 1999. Research and development expenses relating to the Simulation Group increased in the second quarter of 2000 compared to the second quarter of 1999 due to increased efforts of the continued development of the Company's SimFusion PC-simulation products. Research and development expenses relating to the REALimage Solutions Group decreased in the second quarter of 2000 compared to the second quarter of 1999 due to significantly lower headcount as a result of the group's restructuring in the third quarter of 1999.

Amortization of Goodwill and Other Intangible Assets

Amortization of goodwill and other intangible assets decreased $0.7 million, or 94% ($44,000 in the first quarter of 2000 compared to $0.7 million in the first quarter of 1999). The decrease in this expense is due to the write-off of $9.3 million of goodwill and other intangible assets during the third quarter of 1999.

Gain on Sale of Business Unit

During the first quarter of 2000, the Company sold certain assets of its Applications Group relating to its digital video products business. In the first quarter of 2000, the Company recognized $1.1 million of gain on the transaction. In the second quarter of 2000 the Company recognized $0.8 million of gain as certain contingent events were met subsequent to the transaction. There was no such event in 1999.

Other Income (Expense), Net

Other income (expense), net decreased $1.4 million (net expense of $0.4 million in the second quarter of 2000 compared to net income of $1.0 million in the second quarter of 1999). The decrease is due to a decrease in interest income and an increase in miscellaneous expenses. Interest income was $0.1 million and $1.2 million in the second quarter of 2000 and the second quarter of 1999, respectively. The decrease in interest income is due to interest received in 1999 for delayed income tax refunds.

Income Taxes

Income tax expense (benefit) increased $22.1 million (expense of $20.6 million in the second quarter of 2000 compared to a benefit of $1.5 million in the second quarter of 1999). During the second quarter of 2000, the Company increased its deferred tax asset valuation allowance by $20.6 million. As a result of the net operating loss in the second quarter of 2000, the cumulative net operating losses for 2000, 1999 and 1998, and the cancellation of a significant contract and the related civil complaint filed by Lockheed Martin Corporation as discussed in Note 9 to the consolidated financial statements, the Company fully reserved its net deferred tax assets which previously existed at the end of the first quarter of 2000 and those deferred tax assets recognized during the second quarter of 2000. These net deferred tax assets relate to temporary differences, tax credit carry forwards and net operating loss carry forwards. The valuation allowance was recorded in accordance with SFAS 109, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. If the deferred tax assets are realized in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the related tax benefits will reduce future income tax provisions.


Six Months Ended June 30, 2000 Compared to Six Months Ended July 2, 1999

Sales

In the first six months of 2000, sales decreased $22.3 million, or 24% ($71.5 million in the first six months of 2000 compared to $93.8 million in the first six months of 1999). Sales in the Simulation Group decreased $13.7 million, or 18% ($62.1 million in the first six months of 2000 compared to $75.8 million in the first six months of 1999). Sales in the REALimage Solutions Group decreased $11.9 million, or 80% ($3.0 million in the first six months of 2000 compared to $14.9 million in the first six months of 1999). Sales in the Applications Group increased $3.3 million, or 103% ($6.4 million in the first six months of 2000 compared to $3.1 million in the first six months of 1999). The decline in sales in the Simulation Group is due to the cancellation of the contract with Lockheed for the delivery of visual systems to the UK MOD for the UK CATT program, and an adjustment to revenue on percent complete contracts where a review of the estimated costs to complete the contracts resulted in a negative adjustment to revenue of $10.9 million. The decline in sales in the REALimage Solutions Group is due to a decrease in the number of units sold and decreased selling prices of existing products due to increased competition and delays in the introduction of new products. Management anticipates sales in the REALimage Solutions Group for the remaining quarters of 2000 will continue to decline due to similar factors that caused the decline in the first six months of 2000. The increase in sales in the Applications Group is due to an increase in sales volume of large-format entertainment products and planetarium systems.

Gross Profit

Gross profit declined $36.2 million, or 90% ($3.8 million in the first six months of 2000 compared to $40.0 million in the first six months of 1999). As a percent of sales, gross profit declined to 5.3% in the first six months of 2000 compared to 42.6% in the first six months of 1999. Gross profit in the first six months of 2000 was negatively impacted by the cancellation of the UK CATT contract due to the loss of revenue and the write-off of obsolete and excess inventory specific to the UK CATT contract. The gross profit impact of the adjustment for estimated actual costs at completion of contract on percent complete contracts was $16.7 million ($10.9 million as a reduction in revenue as discussed above, and $5.8 million as an increase in cost of sales relating to contracts with total estimated actual costs that exceed the contract value). The gross profit for the REALimage Solutions Group declined due to lower revenue attributed to a decrease in the number of units sold and decreased selling prices of existing products due to increased competition and delays in the introduction of new products. The gross profit in the Applications Group increased due to increased revenues from sales of large-format entertainment products and planetarium systems.

Selling, General and Administrative

Selling, general and administrative expenses decreased $3.2 million, or 14% ($19.0 million in the first six months of 2000 compared to $22.2 million in the first six months of 1999). As a percent of sales, selling, general and administrative expenses were 26.5% in the first six months of 2000 compared to 23.6% in the first six months of 1999. The increase in selling, general and administrative expenses as a percent of sales is due to a significant decrease in sales for the second quarter of 2000 compared to the second quarter of 1999. The decrease in these expenses is due to decreased expenses in the REALimage Solutions Group and Applications Group. The decreased expenses in the REALimage Solutions Group is due to decreased sales volumes resulting in decreased commissions and other selling-related costs and decreased general and administrative expenses due to the restructuring in the third quarter of 1999. The decreased expenses in the Applications Group is due to the reduction of employees and related expenses as a result of the sale of certain assets of the Company's digital video products business to RT-SET.

Research and Development

Research and development expenses increased $0.5 million, or 2% ($22.5 million in the first six months of 2000 compared to $22.0 million in the first six months of 1999). As a percent of sales, research and development expenses were 31.5% in the first six months of 2000 compared to 23.5% in the first six months of 1999. The increase in research and development expenses as a percent of sales is due to a significant decrease in sales for the second quarter of 2000 compared to the second quarter of 1999. Research and development expenses relating  to the  Simulation  Group  increased  in the first six  months of 2000 compared to the first six months of 1999 due to increased efforts of the continued development of the Company's SimFusion PC-simulation products. Research and development expenses relating to the REALimage Solutions Group decreased in the first six months of 1999 due to significantly decreased headcount as a result of the Group's restructuring in the third quarter of 1999.

Amortization of Goodwill and Other Intangible Assets

Amortization of goodwill and other intangible assets decreased $1.3 million, or 94% ($89,000 in the first six months of 2000 compared to $1.4 million in the first six months of 1999). The decrease in this expense is due to the write-off of $9.3 million of goodwill and other intangible assets during the third quarter of 1999.

Gain on Sale of Business Unit

During the first quarter of 2000, the Company sold certain assets of its Applications Group relating to its digital video business. In the first quarter of 2000, the Company recognized $1.1 of gain on the transaction. In the second quarter of 2000 the Company recognized $0.8 million of gain as certain contingent events were met subsequent to the close of the transaction. There was no such event in 1999.

Other Income (Expense), Net

Other income (expense), net decreased $1.6 million (net expense of $0.6 million in the first six months of 2000 compared to net income of $1.0 in the first six months of 1999). The decrease is due to a decrease in interest income and an increase in miscellaneous expenses. Interest income was $0.3 million and $1.5 million in the first six months of 2000 and the first six months of 1999, respectively. The decrease in interest income is due to interest received in 1999 for delayed income tax refunds.

Income Taxes

Income tax expense (benefit) increased $20.3 million (expense of $18.9 million in the first six months of 2000 compared to a benefit of $1.4 million in the first six months of 1999). During the second quarter of 2000, the Company increased its deferred tax asset valuation allowance by $20.6 million. As a result of the net operating loss in the second quarter of 2000, the cumulative net operating losses for 2000, 1999 and 1998, and the cancellation of a significant contract and the related civil complaint filed by Lockheed Martin Corporation as discussed in Note 9 to the consolidated financial statements, the Company fully reserved its net deferred tax assets which previously existed at the end of the first quarter of 2000 and those deferred tax assets recognized during the second quarter of 2000. These net deferred tax assets relate to temporary differences, tax credit carry forwards and net operating loss carry forwards. The valuation allowance was recorded in accordance with SFAS 109, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. If the deferred tax assets are realized in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the related tax benefits will reduce future income tax provisions.


LIQUIDITY & CAPITAL RESOURCES

At June 30, 2000, the Company had working capital of $65.7 million, including cash and cash equivalents of $19.4 million, compared to working capital of $116.9 million at December 31, 1999 including cash, cash equivalents and short-term investments of $22.9 million. During the first six months of 2000, the Company used $2.3 million in its operating activities, used $3.1 million in its investing activities and generated $2.8 million in its financing activities.

The primary uses of cash from the Company's operating activities included a net loss for the six months ended June 30, 2000 of $55.4 million, a $5.4 million increase in accounts receivable, a $3.0 million decrease in customer deposits, a $2.0 million increase in inventory and a $1.7 million decrease in income taxes payable. These uses of cash were offset by a $30.2 million decrease in net costs and estimated earnings in excess of billings on uncompleted contracts, a $20.6 million decrease in deferred income taxes, and a $2.1 million increase in accounts payable. The decrease in net costs and estimated earnings in excess of billings on uncompleted contracts was due to the achievement of billing milestones during the six months and the adjustment to revenue on percent complete contracts due to the change in estimated actual costs to complete the contracts.

The Company's investing activities included capital expenditures of $4.6 million for building improvements and equipment and proceeds of $1.3 million for the sale of certain assets of its digital video business.

The Company's financing activities during the first six months of 2000 included borrowings, net of repayments of notes payable of $2.4 million.

On March 31, 2000, the Company entered into a financing facility (the "Facility") with Zions First National Bank. The Facility provides for borrowings of up to $15.0 million, which included a $7.0 million sublimit for the issuance of letters of credit. Effective as of June 30, 2000, the Facility was amended to allow the entire Facility amount to be used for the issuance of letters of credit, modify certain covenants, increase the interest rate and allow for the cash collateralization of up to $6.0 million of additional letter of credit capacity beyond the $15.0 million Facility amount pursuant to the terms and conditions of a supplemental letter of credit and reimbursement agreement and a managed agency account assignment agreement. Borrowings under the Facility bear interest at an indexed prime rate plus 4% per annum. The issuance of letters of credit under the Facility and cash collateralized letters of credit outside the Facility bear an annual issuance fee of 4% and 2%, respectively. The Facility expires on March 30, 2001. Except for certain permitted exceptions as identified in the Facility, among other things, the Facility prevents the Company from (a) declaring or paying any dividends except as are mandatorily required on the Company's preferred stock, (b) making any distribution of assets to the Company's shareholders, investors, or equity holders, whether in cash, assets, or in obligations of the Company, (c) allocating or otherwise setting apart any sum for the payment of any dividend or distribution on, or for the purchase, redemption, or retirement of any shares of its capital stock or equity interests in excess of $2.0 million for any year, (d) making any other distribution by reduction of capital or otherwise in respect of any shares of its capital stock or equity interests in excess of $250,000, or (e) creating, incurring, assuming, or suffering to exist any debt or any encumbrance, mortgage or lien upon certain real and personal property of the Company. The Company's obligations under the Facility are secured by substantially all of the Company's assets, subject to certain liens permitted under the Facility. As of June 30, 2000, borrowings of $4.9 million were outstanding under the Facility and an additional $7.4 million was reserved under the Facility, due to outstanding letters of credit. Such amounts shall continue to be reserved and shall not otherwise be available to be advanced to the Company, until the expiration or termination of such letters of credit.

The Company has a $5.0 million unsecured letter of credit facility with First Security Bank, N.A., of which approximately $2.6 million was unused and available as of June 30, 2000. First Security Bank has notified the Company that it must deposit cash collateral in the amount of $2.4 million with First
Security Bank to secure the Company's reimbursement obligation for all outstanding letters of credit. Any additional issuance of letters of credit by First Security Bank would also require cash collateral equal to the face amount of the letter of credit issued. The First Security Bank letter of credit facility matures on September 30, 2000, after which no further letters of credit may be issued, and requires the Company to pay letter of credit fees. In addition, the Company has unsecured letters of credit totaling approximately $3.3 million outstanding with U.S. Bank, N.A. and Lloyds TSB Bank plc ("Lloyds") that expire between September 2000 and June 2001.

On June 19, 2000, Evans & Sutherland Computer Limited, a wholly owned subsidiary of Evans & Sutherland Computer Corporation, executed a $5.0 million overdraft facility (the "Overdraft Facility") with Lloyds. Borrowings under the Overdraft Facility bear interest at the bank's short-term offered rate plus 1.75% per annum. The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds' discretion and expires on November 30, 2000. Evans & Sutherland Computer Corporation provided a parent guarantee to Lloyds to cover the principal and interest and other costs under the Overdraft Facility and agreed to maintain a one million Pound Sterling letter of credit in support of the Overdraft Facility. Evans & Sutherland Computer Limited executed a letter of negative pledge in favor of Lloyds against its assets. Covenants in the agreement restrict dividend payments from Evans & Sutherland Computer Limited and require maintenance of certain financial covenants.

On February 18, 1998, the Company's Board of Directors authorized the repurchase of up to 600,000 shares of the Company's common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996. On September 8, 1998, the Company's Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's common stock. Subsequent to February 18, 1998 through December 1999, the Company repurchased 1,136,500 shares of its common stock, leaving 463,500 shares available for repurchase as of August 4, 2000. Stock may be acquired in the open market or through negotiated transactions. Under the program, repurchases may be made from time to time, depending on market conditions, share price, and other factors.

As of June 30, 2000, the Company had approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the "6% Debentures"). The 6% Debentures are unsecured and are convertible at each bondholder's option into shares of the Company's common stock at a conversion price of $42.10 or 428,000 shares of the Company's common stock subject to adjustment. The 6% Debentures are redeemable at the Company's option, in whole or in part, at par.

Management believes that existing cash, cash equivalents, borrowings available under its various borrowing facilities and expected cash from future operations will be sufficient to meet the Company's anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months provided that the Company will be able to renegotiate its existing borrowing facilities or secure replacement financing. The Company's cash and cash equivalents, subject to various restrictions previously set forth, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise. There can be no assurances that the Company would be successful in renegotiating its existing borrowing facilities or obtaining additional debt or equity financing.


TRADEMARKS USED IN THIS FORM 10-Q

Digistar, E&S, E&S RAPIDsite, REALimage, and StarRider are trademarks or registered trademarks of Evans & Sutherland Computer Corporation. All other product, service, or trade names or marks are the properties of their respective owners.


Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which the Company is exposed are changes in foreign currency exchange rates and changes in interest rates. The Company's international sales, which accounted for 38% of the Company's total sales in the six months ended June 30, 2000 are concentrated in the United Kingdom, continental Europe and Asia. The Company manages its exposure to changes in foreign currency exchange rates by entering into most of its sales and purchase contracts for products and materials in U.S. dollars. Occasionally, the Company enters into sales and purchase contracts for products and materials denominated in currencies other than U.S. dollars and in those cases the Company may enter into foreign exchange forward sales or purchase contracts to offset those exposures. Foreign currency purchase and sales contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. As of June 30, 2000, the Company had no material sales or purchase contracts in currencies other than U.S. dollars and had no foreign currency sales or purchase contracts.

The Company reduces its exposure to changes in interest rates by maintaining a high proportion of its debt in fixed-rate instruments. As of June 30, 2000, 79% of the Company's total debt was in fixed-rate instruments; however, the Company has revolving facilities that provide for borrowings by the Company of up to $20.0 million at variable rates of interest. If the Company were to draw on all remaining revolving facilities availability, 59% of the Company's total debt would be in fixed-rate instruments. In addition, the Company maintains an average maturity of its short-term investment portfolio under twelve months to avoid large changes in its market value.

                           PART II - OTHER INFORMATION


Item 1.       LEGAL PROCEEDINGS

On May 23, 2000, Lockheed Martin Corporation (the "Plaintiff") served the Company with a civil complaint filed in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida. The Plaintiff alleged in the complaint that the Company breached a contract to provide certain visual systems for the Combined Arms Tactical Trainer program for the United Kingdom Ministry of Defence. The contract has an original value of $33.9 million. In the complaint, the Plaintiff seeks compensatory damages of $8.5 million plus interest as well as consequential damages and attorneys' fees. The $8.5 million being sought from the Company by the Plaintiff was paid to the Company from May 1999 to March 2000 and was recognized as revenue by the Company during 1999. On June 12, 2000, the Company filed its answer and counterclaim. In the counterclaim, the Company alleges as grounds for recovery against the Plaintiff
(1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) unjust enrichment, (4) unfair competition, (5) misappropriation of trade secrets, (6) intentional interference with advantageous business relationship, (7) replevin, and (8) promissory estoppel. In its counterclaim, the Company seeks compensatory damages of not less than $10.0 million and not more than $25.4 million. On June 14, 2000, the case was removed to the Orlando Division of the United States District Court for the District of Florida where it currently remains. On July 7, 2000, the Plaintiff answered the Company's counterclaim but also filed a motion for dismissal of the Company's counterclaims for unjust enrichment, unfair competition, promissory estoppel, and incidental damages. On July 24, 2000, the Company filed its opposition to the Plaintiff's motion to dismiss these certain counterclaims of the Company. The Company anticipates that the court will render a decision regarding the Plaintiff's motion within the next six weeks. Management disputes the Plaintiff's allegations in the complaint and is vigorously defending the action and asserting its counterclaims. Although management believes the Company will ultimately prevail in defending the claims against it, an unfavorable outcome of these matters would have a material adverse impact on the Company's financial condition.

Except as discussed in the preceding paragraph, the Company is not a party to any material legal proceeding. However, the Company from time to time is involved in ordinary, routine litigation incidental to its business.


Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 17, 2000. Proxies for the meeting were solicited pursuant to Regulation 14A.

The Company's Board of Directors is divided into three classes whose terms expire at successive annual meetings. Accordingly, not all Directors are elected at each Annual Meeting of Shareholders. Mr. Peter O. Crisp and Mr. Ivan E. Sutherland were re-elected as Directors and other continuing Directors are:
Stewart Carrell, Gerald S. Casilli and James R. Oyler.

The matters described below were voted on at the meeting and the results are as follows:

1. Election of Peter O. Crisp and Ivan E. Sutherland to serve until the 2003 Annual Meeting of Shareholders

                                   For               Withheld
                                   ---               --------
         Peter O. Crisp         8,293,330            1,027,592
         Ivan E. Sutherland     8,293,328            1,027,594

2. Amendment to the Evans & Sutherland Computer Corporation 1998 Stock Option Plan (the "Plan") to (1) increase the aggregate number of shares of common stock available for grant under the Plan from 850,000 shares to 1,250,000 shares and (2) prohibit the committee and Board of Directors from having the authority or discretion to adjust the exercise price of outstanding options granted under the Plan

               For              Against           Abstain          Non-Vote
               ---              -------           -------          --------
           5,014,273            4,012,047          294,602              -


3. The ratification of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2000

               For              Against           Abstain          Non-Vote
               ---              -------           -------          --------
           9,313,876             4,043             3,003                -


Item 5.       OTHER INFORMATION

On June 7, 2000, the Company and American Stock Transfer and Trust Company (the "Rights Agent") executed the First Amendment (the "Amendment") to the Rights Agreement dated November 19, 1998 between the Company and the Rights Agent (as amended, modified or supplemental from time to time, the "Rights Agreement"). At the request of the State of Wisconsin Investment Board ("SWIB"), and as permitted by the Rights Agreement, the Company amended the Rights Agreement to exclude SWIB from the definition of "Acquiring Person" unless and until such time as SWIB becomes the Beneficial Owner of more than 19.9% of the then outstanding common shares of the Company. The Amendment and the Rights Agreement, specifying the terms of the Rights, as amended, are exhibits to this report on Form 10-Q. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to such exhibits.


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         Exhibit No.     Description
         -----------     ------------------------------------------------------


            10.1 Letter of Credit and Reimbursement Agreement between Evans & Sutherland Computer Corporation and Zions First National Bank, dated April 24, 2000.

            10.2 Supplemental Letter of Credit and Reimbursement Agreement between Evans & Sutherland Computer Corporation and Zions First National Bank, dated May 31, 2000.

            10.3 Managed Agency Account Assignment Agreement between Evans & Sutherland Computer Corporation and Zions First National Bank, dated May 31, 2000.

            10.4 Second Loan Modification Agreement made and entered into effective June 30, 2000 by and among Evans & Sutherland Computer Corporation, Evans & Sutherland Computer GmbH, Evans & Sutherland Computer Limited, Evans & Sutherland Graphics Corporation and Zions First National Bank, a national banking association.

            10.5    $15,000,000 Renewal and Substitute  Promissory Note in favor
                    of  Zions   First   National   Bank,   a  national   banking
                    association, dated June 30, 2000.

            10.6 Employment agreement between Evans & Sutherland Computer Corporation and James R. Oyler, dated May 16, 2000.

            10.7 Employment agreement between Evans & Sutherland Computer Corporation and Richard J. Gaynor, dated May 16, 2000.

            10.8 Employment agreement between Evans & Sutherland Computer Corporation and David B. Figgins, dated May 16, 2000.

            10.9 Employment agreement between Evans & Sutherland Computer Corporation and George K. Saul, dated May 16, 2000.

            10.10 Employment agreement between Evans & Sutherland Computer Corporation and Robert H. Ard, dated May 16, 2000.

            10.11 Employment agreement between Evans & Sutherland Computer Corporation and Thomas Atchison, dated July 25, 2000.

            10.12 Overdraft Facility dated June 15, 2000 between Evans & Sutherland Computer Limited and Lloyds TSB Bank plc.

            10.13 Form of Rights Agreement dated as of November 19, 1998 between Evans & Sutherland Computer Corporation and American Stock Transfer & Trust Company which includes as Exhibit A, the form of Certificate of Designation for the Rights, as Exhibit B, the form of Rights Certificate, and as Exhibit C, a Summary of Rights, filed as Exhibit 1 to the Company's Registration Statement on Form 8-A filed December 8, 1998, and incorporated herein by this reference.

            10.14 First Amendment to Rights Agreement dated as of June 7, 2000 between Evans & Sutherland Computer Corporation and American Stock Transfer & Trust Company.

            27.1    Financial Data Schedule

(b)      Reports on Form 8-K

                None.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EVANS & SUTHERLAND COMPUTER CORPORATION





Date       August 14, 2000         By:    /S/ Richard J. Gaynor
                                   -------------------------------------------
                                        Richard J. Gaynor, Vice President
                                        and Chief Financial Officer
                                        (Principal Financial Officer)