Form 10-Q
period 2000-09-29
EVANS & SUTHERLAND COMPUTER CORP
filed 2000-11-13
CIK 276283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
               --------------------------------------------------

                                    FORM 10-Q

(Mark One)
[X]         Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934,

                For the quarterly period ended September 29, 2000
                                       or
[   ]       Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934,

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's common stock, par value $0.20 per share, outstanding at November 3, 2000 was 9,756,868.

                                    FORM 10-Q

                     Evans & Sutherland Computer Corporation

                        Quarter Ended September 29, 2000


                                                                        Page No.
                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of September 29, 2000 and
                  December 31, 1999                                        3

            Consolidated Statements of Operations for the three months
                  ended September 29, 2000 and October 1, 1999             4

            Consolidated Statements of Operations for the nine months
                  ended September 29, 2000 and October 1, 1999             5

            Consolidated Statements of Comprehensive Income (Loss) for
                  the three and nine months ended September 29, 2000
                  and October 1, 1999                                      6

            Consolidated Statements of Cash Flows for the nine months
                  ended September 29, 2000 and October 1, 1999             7

            Notes to Consolidated Financial Statements                     8

Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     13

Item 3.     Quantitative and Qualitative Disclosures About
                  Market Risk                                             21


                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                             22

Item 6.     Exhibits and Reports on Form 8-K                              23

SIGNATURES                                                                23

                         PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                   September 29,   December 31,
                                                                                       2000           1999
                                                                                    ----------      ---------
                                                                                   (Unaudited)
Assets:
   Cash and cash equivalents .................................................      $  15,417       $  22,110
   Short-term investments ....................................................          1,877             748
   Accounts receivable, less allowance for doubtful receivables of
      $4,328 at September 29, 2000 and $1,338 at December 31, 1999 ...........         30,979          28,743
   Inventories ...............................................................         42,927          40,588
   Costs and estimated earnings in excess of billings on uncompleted contracts         68,990          80,457
   Deferred income taxes .....................................................             --          15,923
   Prepaid expenses and deposits .............................................          6,380           7,844
                                                                                    ---------       ---------
          Total current assets ...............................................        166,570         196,413

Property, plant and equipment, net ...........................................         48,992          52,184
Investment securities ........................................................         11,851           4,467
Deferred income taxes ........................................................             --           4,418
Goodwill and other intangible assets, net ....................................            418             552
Other assets .................................................................            987             430
                                                                                    ---------       ---------
          Total assets .......................................................      $ 228,818       $ 258,464
                                                                                    =========       =========

Liabilities and stockholders' equity:
   Notes payable .............................................................      $     308       $   2,657
   Accounts payable ..........................................................         30,049          19,575
   Accrued expenses ..........................................................         42,870          40,119
   Customer deposits .........................................................          2,188           4,720
   Billings in excess of costs and estimated earnings on uncompleted contracts         29,646          12,412
                                                                                    ---------       ---------
          Total current liabilities ..........................................        105,061          79,483
                                                                                    ---------       ---------
Long-term debt ...............................................................         18,058          18,015
                                                                                    ---------       ---------
Commitments and contingencies

Redeemable convertible preferred stock, class B-1, no par value;
   authorized 1,500,000 shares; issued and outstanding 901,408 shares ........         23,943          23,772
                                                                                    ---------       ---------
Stockholders' equity:
   Preferred stock, no par value; authorized 8,500,000 shares;
      no shares issued and outstanding .......................................             --              --
   Common stock, $.20 par value; authorized 30,000,000
      shares; issued 9,745,398 shares at September 29, 2000 and
      9,678,938 shares at December 31, 1999 ..................................          1,949           1,936
   Additional paid-in capital ................................................         24,590          24,086
   Common stock in treasury, at cost; 352,500 shares .........................         (4,709)         (4,709)
   Retained earnings .........................................................         60,579         115,816
   Accumulated other comprehensive income (loss) .............................           (653)             65
                                                                                    ---------       ---------
          Total stockholders' equity .........................................         81,756         137,194
                                                                                    ---------       ---------
          Total liabilities and stockholders' equity .........................      $ 228,818       $ 258,464
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


            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                               Three Months Ended
                                                            -----------------------
                                                          September 29,   October 1,
                                                              2000           1999
                                                            --------       --------
Sales ................................................      $ 48,092       $ 48,704
Cost of sales ........................................        33,288         27,997
Write-down of inventories ............................            --         13,230
                                                            --------       --------

          Gross profit ...............................        14,804          7,477
                                                            --------       --------

Operating expenses:
   Selling, general and administrative ...............         7,575         10,479
   Research and development ..........................        11,073         13,600
   Amortization of goodwill and other intangibles ....            45             45
   Impairment loss ...................................            --          9,693
   Restructuring charge ..............................            --          1,460
                                                            --------       --------

          Operating expenses .........................        18,693         35,277
                                                            --------       --------

          Operating loss .............................        (3,889)       (27,800)

Other income (expense), net ..........................         4,337           (220)
                                                            --------       --------

           Income (loss) before income taxes .........           448        (28,020)

Income tax expense (benefit) .........................           147        (10,044)
                                                            --------       --------

Net income (loss) ....................................           301        (17,976)

Accretion of preferred stock .........................            57             57
                                                            --------       --------

          Net income (loss) applicable to common stock      $    244       $(18,033)
                                                            ========       ========

Net income (loss) per common share:
          Basic and Diluted ..........................      $   0.03       $  (1.91)

Weighted average common and common
   equivalent shares outstanding:
          Basic ......................................         9,383          9,436
          Diluted ....................................         9,388          9,436



          See accompanying notes to consolidated financial statements.


            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                          Nine Months Ended
                                                       -------------------------
                                                      September 29,    October 1,
                                                          2000            1999
                                                       ---------       ---------

Sales ...........................................      $ 119,636       $ 142,473
Cost of sales ...................................        101,022          81,785
Write-down of inventories .......................             --          13,230
                                                       ---------       ---------

          Gross profit ..........................         18,614          47,458
                                                       ---------       ---------

Operating expenses:
   Selling, general and administrative ..........         26,567          32,643
   Research and development .....................         33,589          35,629
   Amortization of goodwill and other intangibles            134           1,471
   Impairment loss ..............................             --           9,693
   Restructuring charge .........................             --           1,460
                                                       ---------       ---------

          Operating expenses ....................         60,290          80,896
                                                       ---------       ---------

                                                         (41,676)        (33,438)
Gain on sale of business unit ...................          1,918              --
                                                       ---------       ---------
          Operating loss ........................        (39,758)        (33,438)

Other income, net ...............................          3,781             817
                                                       ---------       ---------

          Loss before income taxes ..............        (35,977)        (32,621)

Income tax expense (benefit) ....................         19,090         (11,470)
                                                       ---------       ---------

Net loss ........................................        (55,067)        (21,151)

Accretion of preferred stock ....................            171             171
                                                       ---------       ---------

          Net loss applicable to common stock ...      $ (55,238)      $ (21,322)
                                                       =========       =========

Net loss per common share:
          Basic and Diluted .....................      $   (5.90)      $   (2.23)

Weighted average common and common
   equivalent shares outstanding:
          Basic and Diluted .....................          9,360           9,547



          See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)

                                                      Three Months Ended
                                                   -----------------------
                                                 September 29,    October 1,
                                                     2000           1999
                                                   --------       --------

Net income (loss) ...........................      $    301       $(17,976)

Other comprehensive income (loss):
     Foreign currency translation adjustments            58            (47)
     Unrealized losses on securities ........          (324)          (245)
                                                   --------       --------

Other comprehensive loss before income taxes           (266)          (292)

Income tax benefit related to items of other
     comprehensive loss .....................            --            (91)
                                                   --------       --------

Other comprehensive loss, net of income taxes          (266)          (201)
                                                   --------       --------

Comprehensive income (loss) .................      $     35       $(18,177)
                                                   ========       ========




                                                      Nine Months Ended
                                                   -----------------------
                                                 September 29,    October 1,
                                                     2000           1999
                                                   --------       --------

Net loss ....................................      $(55,067)      $(21,151)

Other comprehensive income (loss):
     Foreign currency translation adjustments           108           (243)
     Unrealized losses on securities ........          (826)          (236)
                                                   --------       --------

Other comprehensive loss before income taxes           (718)          (479)

Income tax benefit related to items of other
     comprehensive loss .....................            --           (148)
                                                   --------       --------

Other comprehensive loss, net of income taxes          (718)          (331)
                                                   --------       --------

Comprehensive loss ..........................      $(55,785)      $(21,482)
                                                   ========       ========




          See accompanying notes to consolidated financial statements.


            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In thousands)

                                                                                       Nine Months Ended
                                                                                    -----------------------
                                                                                  September 29,   October 1,
                                                                                      2000           1999
                                                                                    --------       --------
Cash flows from operating activities:
   Net loss ..................................................................      $(55,067)      $(21,151)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
          Write-down of inventories ..........................................            --         13,230
          Impairment loss ....................................................            --          9,693
          Depreciation and amortization ......................................        10,681         11,913
          Gain on sale of business unit ......................................        (1,918)            --
          Gain on sale of investment securities ..............................        (6,706)            --
          Loss on marketable securities ......................................         1,939             --
          Provision for losses on accounts receivable ........................         3,644            398
          Provision for write down of inventories ............................         2,745          1,048
          Provision for warranty expense .....................................           832            650
          Deferred income taxes ..............................................        20,598         (3,134)
          Other ..............................................................          (116)           (24)
          Changes in assets and liabilities:
             Accounts receivable .............................................        (6,166)         4,292
             Inventories .....................................................        (6,356)        (5,275)
             Costs and estimated earnings in excess of billings on
                uncompleted contracts, net ...................................        28,705         (5,310)
             Prepaid expenses and deposits ...................................         1,350           (519)
             Accounts payable ................................................         9,872         (6,561)
             Accrued expenses ................................................         1,919         (1,172)
             Customer deposits ...............................................        (2,532)         1,623
                                                                                    --------       --------

                    Net cash provided by (used in) operating activities ......         3,424           (299)
                                                                                    --------       --------

Cash flows from investing activities:
   Purchases of short-term investments .......................................        (1,875)       (14,700)
   Proceeds from sale of short-term investments ..............................           752         30,084
   Purchase of investment securities .........................................          (500)          (636)
   Proceeds from sale of business unit .......................................         1,250             --
   Investment in joint venture ...............................................          (711)            --
   Purchases of property, plant and equipment ................................        (7,828)       (11,131)
   Proceeds from sale of property, plant and equipment .......................         1,532          6,010
   Increase in other assets ..................................................          (999)           (33)
                                                                                    --------       --------

                    Net cash provided by (used in) investing activities ......        (8,379)         9,594
                                                                                    --------       --------

Cash flows from financing activities:
   Borrowings from notes payable .............................................        13,297            715
   Payments of notes payable .................................................       (15,430)          (691)
   Proceeds from issuance of common stock ....................................           444          1,149
   Payments for repurchase of common stock ...................................            --         (4,381)
                                                                                    --------       --------

                    Net cash used in financing activities ....................        (1,689)        (3,208)
                                                                                    --------       --------

Effect of foreign exchange rates on cash and cash equivalents ................           (49)          (402)
                                                                                    --------       --------

Net change in cash and cash equivalents ......................................        (6,693)         5,685
Cash and cash equivalents at beginning of year ...............................        22,110          1,834
                                                                                    --------       --------

Cash and cash equivalents at end of period ...................................      $ 15,417       $  7,519
                                                                                    ========       ========

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
   Interest ..................................................................      $    739       $  1,265
   Income taxes ..............................................................        (5,646)        (3,749)
Accretion of preferred stock .................................................           171            171



          See accompanying notes to consolidated financial statements.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. This report on Form 10-Q for the three months and nine months ended September 29, 2000 should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999.

The accompanying unaudited consolidated balance sheets and statements of operations, comprehensive income (loss) and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of operations for the interim three and nine month periods ended September 29, 2000 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 1999 condensed consolidated financial statements and notes have been reclassified to conform to the 2000 presentation.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In June 2000, the Securities and Exchange Commission issued SAB 101B which extends the implementation date of SAB 101 to the Company's fourth quarter of 2000. The Company continues to evaluate the impact, if any, of SAB 101 and subsequent interpretations of SAB 101 on its financial statements.


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

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.     INVENTORIES

Inventories consist of the following (in thousands):

                                   September 29,                 December 31,
                                       2000                          1999
                                  ---------------              ---------------
                                    (Unaudited)

Raw materials                     $      30,461                $      26,803
Work-in-process                           9,967                       11,479
Finished goods                            2,499                        2,306
                                  ---------------              ---------------

                                  $      42,927                $      40,588
                                  ===============              ===============


4.     INVESTMENTS

In the third quarter of 2000, the Company recognized a $6.7 million gain on the sale of the Company's investment in Silicon Light Machines, Inc. to Cypress Semiconductor, Inc. ("Cypress") in which the Company received shares of Cypress stock. In addition, in the third quarter of 2000, the Company determined that certain of its investments had incurred an other-than-temporary decline in value and recorded a loss of $1.9 million. These amounts are recorded in other income (expense), net in the Company's consolidated statements of operations.


5.     INCOME TAXES

During the second quarter of 2000, the Company increased its deferred tax asset valuation allowance by $20.6 million. As a result of the net operating loss in the second quarter of 2000, the cumulative net operating losses for 2000, 1999 and 1998, and the cancellation of a significant contract and the related civil complaint filed by Lockheed Martin Corporation as discussed in Note 10 to the consolidated financial statements, the Company fully reserved its net deferred tax assets which previously existed at the end of the first quarter of 2000 and those deferred tax assets recognized through the third quarter of 2000. These net deferred tax assets relate to temporary differences, tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with SFAS 109, which requires that a valuation allowance be established when there is uncertainty as to the realizability of the deferred tax assets. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. If the deferred tax assets are realized in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the related tax benefits will reduce future income tax provisions.


6.     NOTES PAYABLE

On March 31, 2000, the Company entered into a financing facility (the "Facility") with Zions First National Bank. The Facility provides for borrowings of up to $15.0 million, which included a $7.0 million sublimit for the issuance of letters of credit. Effective as of June 30, 2000, the Facility was amended to allow the entire Facility amount to be used for the issuance of letters of credit, modify certain covenants, increase the interest rate and allow for the cash collateralization of up to $6.0 million of additional letter of credit capacity beyond the $15.0 million Facility amount pursuant to the terms and conditions of a supplemental letter of credit and reimbursement agreement and a managed agency account assignment agreement. Borrowings under the Facility bear interest at an indexed prime rate plus 4% per annum. The issuance of letters of credit under the Facility and cash collateralized letters of credit outside the Facility bear an annual issuance fee of 4% and 2%, respectively. The Facility expires on March 30, 2001. Except for certain permitted exceptions as identified in the Facility, among other things, the Facility prevents the Company from (a) declaring or paying any dividends except as are mandatorily required on the Company's preferred stock, (b) making any distribution of assets to the Company's shareholders, investors, or equity holders, whether in cash, assets, or in obligations of the Company, (c) allocating or otherwise setting apart any sum for the payment of any dividend or distribution on, or for the purchase, redemption, or retirement of any shares of its capital stock or equity interests in excess of $2.0 million for any year, (d) making any other distribution by reduction of capital or otherwise in respect of any shares of its capital stock or equity interests in excess of $250,000, or (e) creating, incurring, assuming, or suffering to exist any debt or any encumbrance, mortgage or lien upon certain

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



real and personal property of the Company. The Company's obligations under the Facility are secured by substantially all of the Company's assets, subject to certain liens permitted under the Facility. As of September 29, 2000, there were no borrowings under the Facility and $12.3 million was reserved under the Facility, due to outstanding letters of credit. Such amounts shall continue to be reserved and shall not otherwise be available to be advanced to the Company, until the expiration or termination of such letters of credit.

The Company has a $5.0 million cash collateralized letter of credit facility with Wells Fargo Bank, N.A., of which approximately $2.6 million was unused and available as of September 29, 2000. The Wells Fargo Bank letter of credit facility matures on September 30, 2001, after which no further letters of credit may be issued. The Company has unsecured letters of credit totaling approximately $1.5 million outstanding with U.S. Bank, N.A. that expire between September 2000 and June 2001. In addition, the Company has $1.4 million of cash on deposit with Lloyds TSB Bank plc ("Lloyds") in a restricted cash collateral account to support certain obligations that the bank guarantees.

Evans & Sutherland Computer Limited, a wholly owned subsidiary of Evans & Sutherland Computer Corporation, has a $3.0 million overdraft facility (the "Overdraft Facility") with Lloyds. Borrowings under the Overdraft Facility bear interest at the bank's short-term offered rate plus 1.75% per annum. As of September 29, 2000, there were no borrowings under the Overdraft Facility. The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds' discretion and expires on November 30, 2000. Evans & Sutherland Computer Limited executed a letter of negative pledge in favor of Lloyds against its assets. Covenants in the agreement restrict dividend payments from Evans & Sutherland Computer Limited and require maintenance of certain financial covenants.


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

For the three months ended September 29, 2000, outstanding options to purchase 2,461,424 shares of common stock, 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures, 901,000 shares of common stock issuable upon conversion of the Company's Class B-1 Preferred Stock and 378,000 shares of common stock issuable upon the exercise and conversion of warrants to purchase additional Class B-1 Preferred Stock were excluded from the computation of the diluted net income per common share because to include them would have been anti-dilutive.

For the nine months ended September 29, 2000, outstanding options to purchase 2,668,250 shares of common stock, 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures, 901,000 shares of common stock issuable upon conversion of the Company's Class B-1 Preferred Stock and 378,000 shares of common stock issuable upon the exercise and conversion of warrants to purchase additional Class B-1 Preferred Stock were excluded from the computation of the diluted net loss per common share because to include them would have been anti-dilutive.

For the three and nine months ended October 1, 1999, outstanding options to purchase 2,276,452 shares of common stock, 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures, 901,000 shares of common stock issuable upon conversion of the Company's Class B-1 Preferred Stock and 378,000 shares of common stock issuable upon the exercise and conversion of warrants to purchase additional Class B-1 Preferred Stock were excluded from the computation of the diluted net income (loss) per common share because to include them would have been anti-dilutive.

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.     SEGMENT AND RELATED INFORMATION

The Company's business units have been aggregated into three reportable segments: Simulation, REALimage(TM) Solutions, and Applications. These reportable segments offer different products and services and are managed and evaluated separately because each segment uses different technologies and requires different marketing strategies. The Simulation segment provides a broad line of visual systems for flight and ground simulators for training purposes to government, aerospace and commercial airline customers. The REALimage Solutions segment provides graphics accelerator products, including graphics chips and subsystems, to the personal PC workstation marketplace. The Applications segment provides products for the entertainment, educational and real-estate planning industries that use technologies from the Simulation and REALimage Solutions segments.

The Company evaluates segment performance based on income (loss) from operations before income taxes, interest income and expense, other income and expense and foreign exchange gains and losses. The Company's assets are not identifiable by segment.

                                                             REALimage
(in thousands, unaudited)                   Simulation       Solutions     Applications        Total
                                           -------------   -------------   -------------   -------------

Three months ended September 29, 2000
   Sales                                     $  44,486       $   1,196       $   2,410       $  48,092
   Operating loss                               (1,878)         (1,474)           (537)         (3,889)

Three months ended October 1, 1999
   Sales                                     $  43,001       $   4,231       $   1,472       $  48,704
   Operating loss                               (9,293)        (16,911)         (1,596)        (27,800)

Nine months ended September 29, 2000
   Sales                                     $ 106,608       $   4,232       $   8,796       $ 119,636
   Operating income (loss)                     (35,849)         (3,996)             87         (39,758)

Nine months ended October 1, 1999
   Sales                                     $ 118,756       $  19,101       $   4,616       $ 142,473
   Operating loss                               (5,661)        (23,150)         (4,627)        (33,438)



9.     GEOGRAPHIC INFORMATION

The following table presents sales by geographic location based on the location of the use of the product or services. Sales to individual countries greater than 10% of consolidated sales are shown separately (in thousands):

                                            Three Months Ended              Nine Months Ended
                                         ------------------------        ------------------------
                                       September 29,    October 1,     September 29,    October 1,
                                           2000            1999            2000            1999
                                         --------        --------        --------        --------
                                                (Unaudited)                     (Unaudited)
United States                            $ 32,896        $ 27,260        $ 76,936        $ 74,212
United Kingdom                              6,352          14,754          17,378          40,552
Europe (excluding United Kingdom)           6,666           4,089          15,709          17,958
Pacific Rim                                   383           2,547           5,960           9,273
Other                                       1,795              54           3,653             478
                                         --------        --------        --------        --------
                                         $ 48,092        $ 48,704        $119,636        $142,473
                                         ========        ========        ========        ========

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table presents property, plant and equipment by geographic location based on the location of the assets (in thousands):

                                       September 29,       December 31,
                                           2000               1999
                                       -------------      -------------
                                        (Unaudited)
United States                          $    48,377        $    51,715
Europe                                         615                469
                                       -------------      -------------
                                       $    48,992        $    52,184
                                       =============      =============


10.    LEGAL PROCEEDINGS

On May 23, 2000, Lockheed Martin Corporation (the "Plaintiff") served the Company with a civil complaint filed in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida. The Plaintiff alleged in the complaint that the Company breached a contract to provide certain visual systems for the Combined Arms Tactical Trainer program for the United Kingdom Ministry of Defence. The contract has an original value of $33.9 million. In the complaint, the Plaintiff seeks compensatory damages of $8.5 million plus interest as well as consequential damages and attorneys' fees. The $8.5 million being sought from the Company by the Plaintiff was paid to the Company from May 1999 to March 2000 and was recognized as revenue by the Company during 1999. On June 12, 2000, the Company filed its answer and counterclaim. In the counterclaim, the Company alleges as grounds for recovery against the Plaintiff
(1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) unjust enrichment, (4) unfair competition, (5) misappropriation of trade secrets, (6) intentional interference with advantageous business relationship, (7) replevin, and (8) promissory estoppel. In its counterclaim, the Company seeks compensatory damages of not less than $10.0 million and not more than $25.4 million. On June 14, 2000, the case was removed to the Orlando Division of the United States District Court for the District of Florida where it currently remains. On July 7, 2000, the Plaintiff answered the Company's counterclaim but also filed a motion for dismissal of the Company's counterclaims for unjust enrichment, unfair competition, promissory estoppel, and incidental damages. On July 24, 2000, the Company filed its opposition to the Plaintiff's motion to dismiss these certain counterclaims of the Company. On October 20, 2000 the court denied the Plaintiff's motion to dismiss in its entirety, without prejudice. Management disputes the Plaintiff's allegations in the complaint and is vigorously defending the action and asserting its counterclaims. Although management believes the Company will ultimately prevail in defending the claims against it, an unfavorable outcome of these matters would have a material adverse impact on the Company's financial condition and operations.

Except as discussed in the preceding paragraph, the Company is not a party to any other material legal proceeding. However, the Company from time to time is involved in ordinary, routine litigation incidental to its business.

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

RESULTS OF OPERATIONS

The following table presents the percentage of total sales represented by certain items of the Company for the periods presented:

                                                   Three Months Ended           Nine Months Ended
                                                  ---------------------       ---------------------
                                                September 29,  October 1,   September 29,  October 1,
                                                    2000         1999           2000         1999
                                                  --------     --------       --------     --------
                                                       (Unaudited)                 (Unaudited)
Sales                                               100.0%       100.0%         100.0%       100.0%
Cost of sales                                        69.2         57.5           84.4         57.4
Write-down of inventory                                --         27.2             --          9.3
                                                  --------     --------       --------     --------
          Gross profit                               30.8         15.3           15.6         33.3
                                                  --------     --------       --------     --------
Operating expenses:
   Selling, general and administrative               15.8         21.5           22.2         22.9
   Research and development                          23.0         27.9           28.1         25.0
   Amortization of goodwill and other
          intangible assets                           0.1          0.1            0.1          1.1
   Impairment loss                                     --         19.9             --          6.8
   Restructuring charge                                --          3.0             --          1.0
                                                  --------     --------       --------     --------
           Operating expenses                        38.9         72.4           50.4         56.8
                                                  --------     --------       --------     --------
                                                     (8.1)       (57.1)         (34.8)       (23.5)
Gain on sale of business unit                          --           --            1.6           --
                                                  --------     --------       --------     --------
           Operating  loss                           (8.1)       (57.1)         (33.2)       (23.5)
Other income (expense), net                           9.0         (0.4)           3.2          0.6
                                                  --------     --------       --------     --------
           Income (loss) before income taxes          0.9        (57.5)         (30.0)       (22.9)
Income tax expense (benefit)                          0.3        (20.6)          16.0         (8.0)
                                                  --------     --------       --------     --------
          Net Income (loss)                           0.6        (36.9)         (46.0)       (14.9)
Accretion of preferred stock                          0.1          0.1            0.1          0.1
                                                  --------     --------       --------     --------
          Net income (loss) applicable to
               common  stock                          0.5%       (37.0%)        (46.1%)      (15.0%)
                                                  ========     ========       ========     ========



Third Quarter 2000 Compared to Third Quarter 1999

Sales

In the third quarter of 2000, sales decreased $0.6 million, or 1% ($48.1 million in the third quarter of 2000 compared to $48.7 million in the third quarter of
1999). Sales in the Simulation Group increased $1.5 million, or 3% ($44.5 million in the third quarter of 2000 compared to $43.0 million in the third quarter of 1999). Sales in the REALimage Solutions Group decreased $3.0 million, or 72% ($1.2 million in the third quarter of 2000 compared to $4.2 million in the third quarter of 1999). Sales in the Applications Group increased $0.9 million, or 64% ($2.4 million in the third quarter of 2000 compared to $1.5 million in the third quarter of 1999). The increase in sales in the Simulation Group is due to increased sales volume of visual systems to commercial airline customers, increased sales volume of the Company's simFUSION(TM) workstation-based product and increased sales related to customer service and support. These increases in sales in the Simulation Group are partially offset by lower sales recognized on a percent-complete basis to U.S. and international government customers. The decrease in sales in the REALimage Solutions Group is due to a decrease in the number of units sold and decreased selling prices of existing products due to increased competition and delays in the introduction of new products. Management anticipates sales in the REALimage Solutions Group for the remaining quarter of 2000 will continue to decline due to similar factors that caused the decline in the third quarter of 2000. The increase in sales in the Applications Group was due to an increase in sales volume of large-format entertainment products and planetarium systems. This increase in sales was partially offset by decreased sales of the Company's digital video products due to the sale of this business to RT-SET Real Time Synthesized Entertainment Technology Ltd., and its subsidiary RT-SET America Inc. (together "RT-SET") in the first quarter of 2000.

Gross Profit

Gross profit increased $7.3 million, or 98% ($14.8 million in the third quarter of 2000 compared to $7.5 million in the third quarter of 1999). As a percent of sales, gross profit increased to 30.8% in the third quarter of 2000 compared to 15.3% in the third quarter of 1999. Gross profit in the third quarter of 1999 was impacted by a $13.2 million write-down of obsolete, excess and overvalued inventories relating to Harmony(TM) image generators and end-of-life REALimage product lines. Excluding the impact of the write-down of inventories, gross profit decreased $5.9 million, or 29% ($14.8 million in the third quarter of 2000 compared to $20.7 million in the third quarter of 1999). Excluding the impact of the write-down of inventories, gross profit as a percent of sales decreased to 30.8% in the third quarter of 2000 compared to 42.5% in the third quarter of 1999. The decrease in gross profit is primarily due to higher costs associated with several contracts to government customers which include the Harmony image generator. In the second quarter of 2000 the Company increased the estimated costs to complete these long-term contracts resulting in lower gross margins on these contracts until their completion. Gross profit in the REALimage Solutions Group decreased due to lower revenue attributed to a decrease in the number of units sold and decreased selling prices of existing products due to increased competition and delays in the introduction of new products. Gross profit in the Applications Group increased due to increased revenue from sales of large-format entertainment products and planetarium systems which was partially offset by decreased sales of the Company's digital video products.

Selling, General and Administrative

Selling, general and administrative expenses decreased $2.9 million, or 28% ($7.6 million in the third quarter of 2000 compared to $10.5 million in the third quarter of 1999). As a percent of sales, selling, general and administrative expenses were 15.8% in the third quarter of 2000 compared to 21.5% in the third quarter of 1999. Selling, general and administrative expenses in the Simulation Group declined due to lower marketing consulting expenses and lower labor-related costs. Selling, general and administrative expenses in the REALimage Solutions Group declined due to a reduction in labor-related costs caused by a reduction in the number of employees at the end of the third quarter of 1999. Selling, general and administrative expenses in the Applications Group declined due to the reduction of employees and related expenses as a result of the sale of certain assets relating to the Company's digital video products business to RT-SET.

Research and Development

Research and development expenses decreased $2.5 million, or 19% ($11.1 million in the third quarter of 2000 compared to $13.6 million in the third quarter of
1999). As a percent of sales, research and development expenses decreased to 23.0% in the third quarter of 2000 compared to 27.9% in the third quarter of 1999. Research and development expenses in the Simulation Group were essentially unchanged in the third quarter of 2000 compared to the third quarter of 1999 as increased expenses relating to the Company's simFUSION workstation-based product offset a decrease in expenses related to the Company's iNTegrator(R) software. Research and development expenses relating to the REALimage Solutions Group decreased in the third quarter of 2000 compared to the third quarter of 1999 due to lower headcount as a result of the group's restructuring in the third quarter of 1999.

Impairment Loss

The Company recognized an impairment loss of $9.7 million in the third quarter of 1999 and there was no such charge in the third quarter of 2000. The impairment loss was determined in accordance with Statement of Financial
Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" and related to the write-down to fair value of goodwill, intangibles and other long-lived assets acquired in the Company's acquisitions of AccelGraphics, Inc. and Silicon Reality, Inc. in the second quarter of 1998. The impairment loss consisted of the write-off of $4.9 million of goodwill, $4.4 million of intangible assets and $0.4 million of property, plant and equipment.

Restructuring Charge

The Company recognized a restructuring charge of $1.5 million in the third quarter of 1999 and there was no such charge in the third quarter of 2000. The charge related to the termination of 28 employees in the REALimage Solutions Group.

Other Income (Expense), Net

Other income (expense), net increased $4.5 million (net income of $4.3 million in the third quarter of 2000 compared to net expense of $0.2 million in the third quarter of 1999). In the third quarter of 2000, the Company recognized a $6.7 million gain on the sale of the Company's investment in Silicon Light Machines, Inc. ("SLM") to Cypress Semiconductor, Inc. ("Cypress") in which the Company received shares of Cypress stock. There was no such event in the third quarter of 1999. In addition, in the third quarter of 2000, the Company determined that certain of its investments had incurred an other-than-temporary decline in value and recorded a loss of $1.9 million. There was essentially no change in interest income or interest expense in the third quarter of 2000 compared to the third quarter of 1999.

Income Taxes

Income tax expense (benefit) increased $10.1 million (expense of $0.1 million in the third quarter of 2000 compared to a benefit of $10.0 million in the third quarter of 1999). The income tax expense in the third quarter of 2000 relates to the income tax expense of a foreign subsidiary of the Company. The income tax benefit in the third quarter of 1999 represents the estimated income tax benefit related to the pretax loss incurred during the quarter. The Company has recorded a valuation allowance against its net deferred tax assets in accordance with SFAS 109. These net deferred tax assets relate to temporary differences, tax credit carryforwards and net operating loss carryforwards. If the deferred tax assets are realized in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the related tax benefits will reduce future income tax provisions.



Nine Months Ended September 29, 2000 Compared to Nine Months
Ended October 1, 1999

Sales

In the first nine months of 2000, sales decreased $22.9 million, or 16% ($119.6 million in the first nine months of 2000 compared to $142.5 million in the first nine months of 1999). Sales in the Simulation Group decreased $12.2 million, or 10% ($106.6 million in the first nine months of 2000 compared to $118.8 million in the first nine months of 1999). Sales in the REALimage Solutions Group declined $14.9 million, or 78% ($4.2 million in the first nine months of 2000 compared to $19.1 million in the first nine months of 1999). Sales in the Applications Group increased $4.2 million, or 91% ($8.8 million in the first nine months of 2000 compared to $4.6 million in the first nine months of 1999). The decrease in sales in the Simulation Group is due to the cancellation of the contract with Lockheed Martin Corporation ("Lockheed") for the delivery of visual systems to the United Kingdom Ministry of Defence ("UK MOD") for the Combined Arms Tactical Trainer program ("UK CATT") and an adjustment to revenue on percent complete contracts where a review of the estimated costs to complete the contracts resulted in a negative adjustment to revenue of $10.9 million in the second quarter of 2000. The decrease was partially offset by increased sales volume of visual systems to commercial airline customers, increased sales volume of the Company's simFUSION workstation-based product and increased sales related to customer service and support. The decrease in sales in the REALimage Solutions Group is due to a decrease in the number of units sold and decreased selling prices of existing products due to increased competition and delays in the introduction of new products. Management anticipates sales in the REALimage Solutions Group for the remaining quarter of 2000 will continue to decline due to similar factors that caused the decline in the first nine months of 2000. The increase in sales in the Applications Group is due to an increase in sales volume of large-format entertainment products and planetarium systems which is partially offset by decreased sales of the Company's digital video products due to the sale of this business to RT-SET in the first quarter of 2000.

Gross Profit

Gross profit decreased $28.9 million, or 61% ($18.6 million in the first nine months of 2000 compared to $47.5 million in the first nine months of 1999). As a percent of sales, gross profit decreased to 15.6% in the first nine months of 2000 compared to 33.3% in the first nine months of 1999. Gross profit in the first nine months of 1999 was impacted by a $13.2 million write-down of obsolete, excess and overvalued inventories relating to Harmony image generators and end-of-life REALimage product lines. Excluding the impact of the write-down of inventories, gross profit decreased $42.1 million, or 69% ($18.6 million in the first nine months of 2000 compared to $60.7 million in the first nine months of 1999). Excluding the impact of the write-down of inventories, gross profit as a percent of sales decreased to 15.6% in the first nine months of 2000 compared to 42.6% in the first nine months of 1999. Gross profit in the first nine months of 2000 was negatively impacted by the cancellation of the UK CATT contract due to the loss of revenue and the write-off of obsolete and excess inventory specific to the UK CATT contract. The gross profit impact of the adjustment for estimated actual costs at completion of contract on percent complete contracts was $16.7 million ($10.9 million as a reduction in sales as discussed previously, and $5.8 million as an increase in cost of sales relating to contracts with total estimated actual costs that exceed the contract value). Gross profit also decreased in the first nine months of 2000 compared to the first nine months of 1999 due to higher costs on several contracts to government customers which include the Harmony image generator. Gross profit in the REALimage Solutions Group decreased due to lower revenue attributed to a decrease in the number of units sold and decreased selling prices of existing products due to increased completion and delays in the introduction of new products. Gross profit in the Applications Group increased due to increased revenue from sales of large-format entertainment products and planetarium systems which was partially offset by decreased sales of the Company's digital video products.

Selling, General and Administrative

Selling, general and administrative expenses decreased $6.0 million, or 19% ($26.6 million in the first nine months of 2000 compared to $32.6 million in the first nine months of 1999). As a percent of sales, selling, general and administrative expenses were 22.2% in the first nine months of 2000 compared to 22.9% in the first nine months of 1999. The decrease in these expenses in the Simulation Group is due primarily to lower marketing consulting expenses. The decrease in these expenses in the REALimage Solutions Group is due to decreased sales volume resulting in decreased commissions and other selling-related costs and decreased labor and associated costs due to the lower headcount as a result of the restructuring which took place at the end of the third quarter of 1999. The decrease in these expenses in the Applications Group is due to the reduction of employees and related expenses as a result of the sale of certain assets of the Company's digital video products business to RT-SET.

Research and Development

Research and development expenses decreased $2.0 million, or 6% ($33.6 million in the first nine months of 2000 compared to $35.6 million in the first nine months of 1999). As a percent of sales, research and development expenses were 28.1% in the first nine months of 2000 compared to 25.0% in the first nine months of 1999. The increase in research and development expenses as a percent of sales is due to a significant decrease in sales in the first nine months of 2000 compared to the first nine months of 1999. Research and development expenses relating to the Simulation Group increased in the first nine months of 2000 compared to the first nine months of 1999 due to increased efforts of the continued development of the Company's simFUSION workstation-based product. Research and development expenses relating to the REALimage Solutions Group decreased in the first nine months of 2000 compared to the first nine months of 1999 due to significantly decreased headcount as a result of the group's restructuring at the end of the third quarter of 1999.

Amortization of Goodwill and Other Intangible Assets

Amortization of goodwill and other intangible assets decreased $1.4 million, or 91% ($0.1 million in the first nine months of 2000 compared to $1.5 million in the first nine months of 1999). The decrease in this expense is due to the write-off of $9.3 million of goodwill and other intangible assets during the third quarter of 1999.

Impairment Loss

The Company recognized an impairment loss of $9.7 million for the first nine months of 1999 and there was no such charge in the first nine months of 2000. The impairment loss was determined in accordance with SFAS 121 and related to the write-down to fair value of goodwill, intangibles and other long-lived assets acquired in the Company's acquisitions of AccelGraphics, Inc. and Silicon Reality, Inc. in the second quarter of 1998. The impairment loss consisted of the write-off of $4.9 million of goodwill, $4.4 million of intangible assets and $0.4 million of property, plant and equipment.

Restructuring Charge

The Company recognized a restructuring charge of $1.5 million in the first nine months of 1999 and there was no such charge in the first nine months of 2000. The charge related to the termination of 28 employees in the REALimage Solutions Group.

Gain on Sale of Business Unit

During the first nine months of 2000, the Company sold certain assets of its Applications Group relating to its digital video business and recognized $1.9 million of gain on the transaction. There was no such event in 1999.

Other Income (Expense), Net

Other income (expense), net increased $3.0 million, or 363% ($3.8 million in the first nine months of 2000 compared to $0.8 million in the first nine months of
1999). In the first nine months of 2000, the Company recognized a $6.7 million gain on the sale of the Company's investment in SLM to Cypress in which the Company received shares of Cypress stock. There was no such event in the first nine months of 1999. In addition, in the first nine months of 2000, the Company determined that certain of its investments had incurred an other-than-temporary decline in value and recorded a loss of $1.9 million. There was no such event in the first nine months of 1999. Interest income decreased $1.2 million ($0.5 million in the first nine months of 2000 compared to $1.7 million in the first nine months of 1999). The decrease in interest income is due to interest received in 1999 for delayed income tax refunds.

Income Taxes

Income tax expense (benefit) increased $30.6 million (expense of $19.1 million in the first nine months of 2000 compared to a benefit of $11.5 million in the first nine months of 1999). During the second quarter of 2000, the Company increased its deferred tax asset valuation allowance by $20.6 million. As a result of the net operating loss in the second quarter of 2000, the cumulative net operating losses for 2000, 1999 and 1998, and the cancellation of a significant contract and the related civil complaint filed by Lockheed Martin Corporation as discussed in Note 10 to the consolidated financial statements, the Company fully reserved its net deferred tax assets which previously existed at the end of the first quarter of 2000 and those deferred tax assets recognized during the second quarter of 2000. These net deferred tax assets relate to temporary differences, tax credit carryforwards and net operating loss carryforwards. The valuation allowance was recorded in accordance with SFAS 109, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. If the deferred tax assets are realized in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the related tax benefits will reduce future income tax provisions.


LIQUIDITY & CAPITAL RESOURCES

At September 29, 2000, the Company had working capital of $61.5 million, including cash, cash equivalents and short-term investments of $17.3 million, compared to working capital of $116.9 million at December 31, 1999 including cash, cash equivalents and short-term investments of $22.9 million. During the first nine months of 2000, the Company generated $3.4 million of cash from its operating activities, used $8.4 million of cash in its investing activities and used $1.7 million of cash in its financing activities.

Cash from operating activities of the Company was provided by a $28.7 million decrease in net costs and estimated earnings in excess of billings on uncompleted contracts, a $20.6 million decrease in deferred income taxes, and a $9.9 million increase in accounts payable. The decrease in net costs and estimated earnings in excess of billings on uncompleted contracts was due to the achievement of billing milestones during the nine months and the adjustment to revenue on percent complete contracts due to the change in estimated actual costs to complete the contracts. Cash used in the Company's operating activities included a net loss for the nine months ended September 30, 2000 of $55.1 million, a $6.2 million increase in accounts receivable, a $2.5 million decrease in customer deposits and a $6.4 million increase in inventory.

The Company's investing activities included capital expenditures of $7.8 million for building improvements and equipment, purchases of short-term investments of $1.9 million, proceeds from sale of property, plant and equipment of $1.5 million and proceeds from the sale of certain assets of its digital video business of $1.3 million.

The Company's financing activities during the first nine months of 2000 included repayments of notes payable, net of borrowings of $2.1 million.

On March 31, 2000, the Company entered into a financing facility (the "Facility") with Zions First National Bank. The Facility provides for borrowings of up to $15.0 million, which included a $7.0 million sublimit for the issuance of letters of credit. Effective as of June 30, 2000, the Facility was amended to allow the entire Facility amount to be used for the issuance of letters of credit, modify certain covenants, increase the interest rate and allow for the cash collateralization of up to $6.0 million of additional letter of credit capacity beyond the $15.0 million Facility amount pursuant to the terms and conditions of a supplemental letter of credit and reimbursement agreement and a managed agency account assignment agreement. Borrowings under the Facility bear interest at an indexed prime rate plus 4% per annum. The issuance of letters of credit under the Facility and cash collateralized letters of credit outside the Facility bear an annual issuance fee of 4% and 2%, respectively. The Facility expires on March 30, 2001. Except for certain permitted exceptions as identified in the Facility, among other things, the Facility prevents the Company from (a) declaring or paying any dividends except as are mandatorily required on the Company's preferred stock, (b) making any distribution of assets to the Company's shareholders, investors, or equity holders, whether in cash, assets, or in obligations of the Company, (c) allocating or otherwise setting apart any sum for the payment of any dividend or distribution on, or for the purchase, redemption, or retirement of any shares of its capital stock or equity interests in excess of $2.0 million for any year, (d) making any other distribution by reduction of capital or otherwise in respect of any shares of its capital stock or equity interests in excess of $250,000, or (e) creating, incurring, assuming, or suffering to exist any debt or any encumbrance, mortgage or lien upon certain real and personal property of the Company. The Company's obligations under the Facility are secured by substantially all of the Company's assets, subject to certain liens permitted under the Facility. As of September 29, 2000, there were no borrowings under the Facility and $12.3 million was reserved under the Facility, due to outstanding letters of credit. Such amounts shall continue to be reserved and shall not otherwise be available to be advanced to the Company, until the expiration or termination of such letters of credit.

The Company has a $5.0 million cash collateralized letter of credit facility with Wells Fargo Bank, N.A., of which approximately $2.6 million was unused and available as of September 29, 2000. The Wells Fargo Bank letter of credit facility matures on September 30, 2001, after which no further letters of credit may be issued. The Company has unsecured letters of credit totaling approximately $1.5 million outstanding with U.S. Bank, N.A. that expire between September 2000 and June 2001. In addition, the Company has $1.4 million of cash on deposit with Lloyds TSB Bank plc ("Lloyds") in a restricted cash collateral account to support certain obligations that the bank guarantees.

Evans & Sutherland Computer Limited, a wholly owned subsidiary of Evans & Sutherland Computer Corporation, has a $3.0 million overdraft facility (the "Overdraft Facility") with Lloyds. Borrowings under the Overdraft Facility bear interest at the bank's short-term offered rate plus 1.75% per annum. As of September 29, 2000, there were no borrowings under the Overdraft Facility. The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds' discretion and expires on November 30, 2000. The Company is currently negotiating with Lloyds to extend the maturity date and modify certain terms of the Overdraft Facility. Evans & Sutherland Computer Limited executed a letter of negative pledge in favor of Lloyds against its assets. Covenants in the agreement restrict dividend payments from Evans & Sutherland Computer Limited and require maintenance of certain financial covenants.

On February 18, 1998, the Company's Board of Directors authorized the repurchase of up to 600,000 shares of the Company's common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996. On September 8, 1998, the Company's Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's common stock. Subsequent to February 18, 1998 through December 1999, the Company repurchased 1,136,500 shares of its common stock, leaving 463,500 shares available for repurchase as of November 3, 2000. The Company has not repurchased any shares of the Company's common stock during the nine months ended September 29, 2000. Stock may be acquired in the open market or through negotiated transactions. Under the program, repurchases may be made from time to time, depending on market conditions, share price, and other factors.

As of September 29, 2000, the Company had approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the "6% Debentures"). The 6% Debentures are unsecured and are convertible at each bondholder's option into shares of the Company's common stock at a conversion price of $42.10 or 428,000 shares of the Company's common stock subject to adjustment. The 6% Debentures are redeemable at the Company's option, in whole or in part, at par.

The Company also maintains trade credit arrangements with certain of its suppliers. The unavailability of a significant portion of, or the loss of, the various borrowing facilities of the Company or trade credit from suppliers would have a material adverse effect on the Company's financial condition and operations.

In the event the Company's various borrowing facilities became unavailable or the Company was unable to timely deliver products pursuant to the terms of various agreements with third parties, the Company may be unable to meet its anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term and long-term basis.

Management believes that existing cash, cash equivalents, short-term investments, borrowings available under its various borrowing facilities and expected cash from future operations will be sufficient to meet the Company's anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months provided that the Company will be able to renegotiate its existing borrowing facilities or secure replacement financing. The Company's Facility expires on March 30, 2001 and the Overdraft Facility expires on November 30, 2000. There can be no assurances that the Company will be successful in renegotiating its existing borrowing facilities or obtaining additional debt or equity financing. The Company's cash, cash equivalents and short-term investments, subject to various restrictions previously set forth, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.


TRADEMARKS USED IN THIS FORM 10-Q

Digistar, E&S, E&S RAPIDsite, Harmony, iNTegrator, REALimage, simFUSION and StarRider are trademarks or registered trademarks of Evans & Sutherland Computer Corporation. All other product, service, or trade names or marks are the properties of their respective owners.


Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which the Company is exposed are changes in foreign currency exchange rates and changes in interest rates. The Company's international sales, which accounted for 36% of the Company's total sales in the nine months ended September 29, 2000 are concentrated in the United Kingdom, continental Europe and Asia. The Company manages its exposure to changes in foreign currency exchange rates by entering into most of its sales and purchase contracts for products and materials in U.S. dollars. Occasionally, the Company enters into sales and purchase contracts for products and materials denominated in currencies other than U.S. dollars and in those cases the Company may enter into foreign exchange forward sales or purchase contracts to offset those exposures. Foreign currency purchase and sales contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. As of September 29, 2000, the Company had no material sales or purchase contracts in currencies other than U.S. dollars and had no foreign currency sales or purchase contracts.

The Company reduces its exposure to changes in interest rates by maintaining a high proportion of its debt in fixed-rate instruments. As of September 29, 2000, 100% of the Company's total debt was in fixed-rate instruments; however, the Company has revolving facilities that provide for borrowings by the Company of up to $18.0 million at variable rates of interest. If the Company were to draw on all remaining revolving facilities available, 76% of the Company's total debt would be in fixed-rate instruments. In addition, the Company maintains an average maturity of its short-term investment portfolio under twelve months to avoid large changes in its market value.






                           PART II - OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS

On May 23, 2000, Lockheed Martin Corporation (the "Plaintiff") served the Company with a civil complaint filed in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida. The Plaintiff alleged in the complaint that the Company breached a contract to provide certain visual systems for the Combined Arms Tactical Trainer program for the United Kingdom Ministry of Defence. The contract has an original value of $33.9 million. In the complaint, the Plaintiff seeks compensatory damages of $8.5 million plus interest as well as consequential damages and attorneys' fees. The $8.5 million being sought from the Company by the Plaintiff was paid to the Company from May 1999 to March 2000 and was recognized as revenue by the Company during 1999. On June 12, 2000, the Company filed its answer and counterclaim. In the counterclaim, the Company alleges as grounds for recovery against the Plaintiff
(1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) unjust enrichment, (4) unfair competition, (5) misappropriation of trade secrets, (6) intentional interference with advantageous business relationship, (7) replevin, and (8) promissory estoppel. In its counterclaim, the Company seeks compensatory damages of not less than $10.0 million and not more than $25.4 million. On June 14, 2000, the case was removed to the Orlando Division of the United States District Court for the District of Florida where it currently remains. On July 7, 2000, the Plaintiff answered the Company's counterclaim but also filed a motion for dismissal of the Company's counterclaims for unjust enrichment, unfair competition, promissory estoppel, and incidental damages. On July 24, 2000, the Company filed its opposition to the Plaintiff's motion to dismiss these certain counterclaims of the Company. On October 20, 2000 the court denied the Plaintiff's motion to dismiss in its entirety, without prejudice. Management disputes the Plaintiff's allegations in the complaint and is vigorously defending the action and asserting its counterclaims. Although management believes the Company will ultimately prevail in defending the claims against it, an unfavorable outcome of these matters would have a material adverse impact on the Company's financial condition and operations.

Except as discussed in the preceding paragraph, the Company is not a party to any other material legal proceeding. However, the Company from time to time is involved in ordinary, routine litigation incidental to its business.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits

Exhibit
No.       Description
-------   -------------------------------------------------------------------

10.1 Amendment to employment agreement between Evans & Sutherland Computer Corporation and James R. Oyler, dated September 22, 2000.

10.2      Amendment to employment agreement between Evans & Sutherland
          Computer Corporation and Richard J. Gaynor, dated September 22, 2000.

10.3 Amendment to employment agreement between Evans & Sutherland Computer Corporation and David B. Figgins, dated September 22, 2000.

10.4 Amendment to employment agreement between Evans & Sutherland Computer Corporation and George K. Saul, dated September 22, 2000.

10.5 Amendment to employment agreement between Evans & Sutherland Computer Corporation and Robert H. Ard, dated September 22, 2000.

10.6 Amendment to employment agreement between Evans & Sutherland Computer Corporation and Thomas Atchison, dated September 22, 2000.

10.7 Employment agreement between Evans & Sutherland Computer Corporation and Nicholas J. Iuanow, dated September 22, 2000.

27.1      Financial Data Schedule

(b)    Reports on Form 8-K

          None.





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EVANS & SUTHERLAND COMPUTER CORPORATION




Date:   November 13, 2000          By:    /S/ Richard J. Gaynor
                                      ------------------------------------
                                      Richard J. Gaynor, Vice President
                                       and Chief Financial Officer
                                        (Principal Financial Officer)