Form 10-K
period 2000-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2001-04-02
CIK 276283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-K
                                   (Mark One)
           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year ended December 31, 2000

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

                                 Title of Class
          ------------------------------------------------------------

                          Common Stock, $.20 par value
                       6% Convertible Debentures Due 2012
                         Preferred Stock Purchase Rights

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of March 2, 2001 was approximately $23,640,000, based on the closing market price of the Common Stock on such date, as reported by The Nasdaq Stock Market.

            The number of shares of the registrant's Common Stock outstanding at March 2, 2001 was 9,434,537.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on May 24, 2001 are incorporated by reference into Part III hereof.

                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000


PART I
     Item 1.     Business...............................................................................5
     Item 2.     Properties............................................................................13
     Item 3.     Legal Proceedings.....................................................................13
     Item 4.     Submission of Matters to a Vote of Security Holders...................................14

PART II
     Item 5.     Market For Registrant's Common Equity and
                  Related Stockholder Matters..........................................................16
     Item 6.     Selected Consolidated Financial Data..................................................17
     Item 7.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations................................................................19
     Item 7A.    Quantitative and Qualitative Disclosures About Market Risk............................34
     Item 8.     Financial Statements and Supplementary Data...........................................35
                   Report of Management................................................................36
                   Report of Independent Accountants...................................................36
                   Consolidated Balance Sheets.........................................................37
                   Consolidated Statements of Operations...............................................38
                   Consolidated Statements of Comprehensive Loss.......................................39
                   Consolidated Statements of Stockholders' Equity.....................................40
                   Consolidated Statements of Cash Flows...............................................41
                   Notes to Consolidated Financial Statements..........................................42
     Item 9.     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure...............................................65

PART III
      Item 10.    Directors and Executive Officers of the Registrant...................................65
      Item 11.    Executive Compensation...............................................................65
      Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................65
      Item 13.    Certain Relationships and Related Transactions.......................................65

PART IV
      Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................66

      Signatures  .....................................................................................73

                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                    FORM 10-K

                                     PART I

ITEM 1.     BUSINESS

GENERAL

            Evans & Sutherland Computer Corporation ("Evans & Sutherland," "E&S(R)," or the "Company") was incorporated in the State of Utah on May 10, 1968. The Company is an established high-technology company with outstanding computer graphics technology and a worldwide presence in high-performance 3D visual simulation. In addition, E&S applies its core technology into higher-growth personal computer (PC) products for both simulation and workstations. During 2000, the Company's core computer graphics technology was shared among three business groups:

     (1) Simulation Group, which produces a full range of image generators, software, databases, and display systems for simulation markets;

     (2) REALimage(R) Solutions Group, which provided graphics acceleration products to the professional digital content creation (DCC) market and now focuses on integrating video processing with graphics processing in products that will support content creation for broadcasting and netcasting graphic applications; and

     (3) Applications Group, which applies the Company's core technologies to other growth markets.

            Unless the context  otherwise  requires,  as used  herein,  the term
"Company" refers to Evans & Sutherland Computer Corporation and its subsidiaries. The Company's headquarters are located at 600 Komas Drive, Salt Lake City, Utah 84108, and its telephone number is (801) 588-1000. The Company's web page on the worldwide web is http://www.es.com.

RECENT DEVELOPMENTS

            On July 22, 1998, Intel Corporation ("Intel") purchased 901,408 shares of the Company's preferred stock plus a warrant to purchase an additional 378,462 shares of the preferred stock at an exercise price of $33.28125 per share for approximately $24.0 million. In March 2001, Intel converted the 901,408 shares of the Company's preferred stock into 901,408 shares of the Company's common stock. In March 2001, Intel and the Company amended the preferred stock and warrant purchase agreement to terminate certain contractual rights of Intel, including registration rights, board and committee observation rights, right of first refusal, right of participation, right of maintenance, standstill agreement, and right to require the Company to repurchase the preferred stock in the event of any transaction qualifying as a specific corporate event.


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

            These  forward-looking  statements include  projections of growth in the military and commercial airline training simulator market; pilot training utilizing Harmony will commence at four additional training sites during 2001; the use of digital video to create, edit, and distribute rich visual content is a market ready for growth; sales and net income and issues that may affect sales or net income; projections of capital expenditures; plans for future operations; financing needs or plans; plans relating to the Company's products and services; and assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described in the "Factors That May Affect Future Results" discussion under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this annual report, important factors to consider in evaluating such forward-looking statements include risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, product delays and failure to meet certain milestones or delivery requirements. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this annual report will, in fact, occur.

REPORTABLE SEGMENTS

            The Company's business units have been aggregated into the following three reportable segments: the Simulation Group, the REALimage Solutions Group, and the Applications Group. The three groups benefit from shared core graphics technology, and each group's new products are based on open Intel and Microsoft hardware and software standards. Each reportable segment markets its products to a worldwide customer base. Financial information by reportable segment for each of the three years ended December 31, 2000 is included in note 19 of the Notes to Consolidated Financial Statements included in Part II of this annual report.

Simulation Group
- ----------------

            E&S is an industry leader in providing visual systems to both government and commercial simulation customers for military and commercial airline training simulators worldwide. The Company anticipates growth in these marketplaces as simulation training is used in place of other training methods, and as simulation training technology and cost-effectiveness improve.

            Throughout   2000,   the  Company   continued   development  of  its
Integrator(R) software product, which provides the real-time control and modeling tools for the Symphony(TM) family of hardware platforms. Performance optimizations and new functionality have continuously been added with each new software release to meet existing contract requirements and to increase the product performance. The Company plans further improvements to Integrator in 2001, which will expand its functionality and help secure the Company's favorable position in its main target markets, both commercial and military. In addition to continued development of Integrator software, during 2000 the Company made enhancements of its most advanced image generator product, Harmony(R).

            During the fourth quarter of 2000, the first Harmony system began training pilots at the United Kingdom's Defence Helicopter Flying School at RAF Shawbury. The Company expects that pilot training utilizing Harmony will commence at four additional training sites during 2001.

Products & Markets

            The Simulation Group provides a broad line of visual systems for flight and ground training and related services to the United States and international armed forces, NASA, and aerospace companies. E&S remains an industry leader in visual systems sales to various U.S. government agencies and more than 20 foreign governments for training military vehicle operators. The Simulation Group is also a leading independent supplier of visual systems for commercial airline flight simulators.

            The group's visual systems create dynamic, high-quality, out-the-window scenes that simulate the view vehicle operators see when performing tasks under actual operating conditions. The visual systems are an integral part of full mission simulators, which incorporate a number of other components, including cockpits or vehicle cabs and large hydraulic motion systems.

            Generally, the Simulation Group's visual systems products consist of the following six major components. These components are available as subsystems, but are typically sold together as a complete visual-system solution delivered to an end user or prime contractor.

     (1) Image generators (IGs) create computer-generated real-time images and send these images to display devices, such as projectors or computer monitors. The group's primary IG offerings include the Symphony family of products from Harmony on the high end to OpenGL(R), PC-based simFUSION at the low end and its legacy ESIG(R)products, which continue to experience strong sales. E&S offers a complete, high-to-low family of IGs that can use the same software and databases. Harmony is the Company's flagship for highest performance, Ensemble(TM)is the first PC-based true image generator offering deterministic performance and simulation-specific functionality, and simFUSION(TM)is the first OpenGL PC-based image generation system targeted at low-cost applications. E&S is the only visual system provider offering a complete line of compatible and scalable products for real-time simulation and visualization.

     (2) Display systems consist of projectors, display screens, computer monitors, and specialized optics. These display systems are offered in a broad range of configurations, from onboard instrument displays to domes offering a 360-degree field of view, depending on the applications.

     (3) Databases of synthetic environments are offered as options or as custom creations. The group provides database development as well as database development tools such as Integrator and EaSIEST(R). Databases developed using Integrator are a key element of the Symphony product family. These can be run on a full range of image generators from the PC-based simFUSION to the high-end Harmony systems.

     (4) Simulation of sensor imagery such as radar, infrared, and night vision goggles (NVG) is often provided with the visual systems for high-performance fixed and rotary wing aircraft. E&S develops and manufactures a variety of hardware and software products to achieve realistic sensor simulation, including the Vanguard(TM) radar image generator, infrared post processors, and customized systems for either simulated or stimulated NVG solutions.

     (5) System integration and installation services are offered in support of the total simulator system. The Company has the capability to act as the main prime contractor for large commercial and military contracts requiring total systems integration.

     (6) A full range of customer support services is offered to prime contractors, system integrators, and military or commercial end users. The Company's Encore program is an innovative new approach to customer service and support. Encore combines the latest advancements in manufacturing and interactive communications technology to offer E&S customers a comprehensive, flexible, and cost-effective customer service and support program. Encore combines web-based technology with new physical distribution locations to deliver timely support as efficiently as possible. Encore customers have immediate access to service information through customized, secure, private web sites providing product news and announcements, documentation, and online spares and repairs tracking. In addition, each customer has a single-point E&S contact who can be reached through the web site to ensure continuity throughout the procurement, installation, operation, and maintenance processes.

            The Simulation Group's products are marketed worldwide by the Company and qualified distributors. Products and services are sold directly to end users by E&S as a prime contractor, through simulator prime contractors with E&S acting as a subcontractor, and through system OEMs. E&S continues to form both domestic and international alliances with aerospace and simulation companies that dominate their respective market segments. Such strategic alliances have proved to be an effective method for accessing specific markets. In addition, the Company has OEM and value added reseller agreements with a number of major distributors in Europe and Asia.

Competitive Conditions

            Primary competitive factors for the Simulation Group's products are performance, price, service, and product availability. Because competitors are constantly striving to improve their products, the group must ensure that it continues to offer products with superior performance at a competitive price. Prime contractors, including Lockheed Martin, Flight Safety International (FSI), and CAE Electronics, Ltd. (CAE), offer competing visual systems in the simulation market. The Company believes it is able to compete effectively in this environment and will continue to be able to do so in the foreseeable future. In 2000, the group was awarded several highly competitive orders against FSI and CAE, the principal competitors in the commercial simulation market. In the military simulation market, the group competes primarily with Silicon
Graphics, Inc. and CAE. In the low-cost, PC-based market, the Company's simFUSION product competes against companies producing graphics accelerator cards, such as Quantum 3D.

Backlog

            The Simulation Group's backlog was $134.6 million on December 31, 2000 compared with $149.1 million on December 31, 1999. It is anticipated that most of the 2000 backlog will be converted to sales in 2001 and replaced with new orders.

Business Subject to Government Contract Renegotiation

            A significant portion of the Simulation Group's business is dependent on contracts and subcontracts associated with government business. In the normal course of this business, the government may renegotiate profits or terminate contracts or subcontracts. Management does not believe that such renegotiations or terminations are likely. However, if such renegotiations or terminations of the Company's contracts were to occur, such events would have a material adverse effect on the Company's consolidated financial condition, liquidity, or results of operations.

REALimage Solutions Group
- -------------------------

            The goal of the REALimage Solutions Group is to integrate real-time graphics and video in a unique and effective way to support all aspects of visual content creation for broadcasting and netcasting applications. The Company believes that the use of digital video to create, edit, and distribute rich visual content is a market ready for growth. The film industry's adoption of high-definition (HD), the FCC's recent reinforcement of its mandated implementation of HD broadcasting standards by 2006, and the emerging streaming video phenomena over networks, all cause the Company to anticipate that the demand for professional video production equipment will grow in the future. Similarly, the rate of spending on network infrastructure to distribute video-centric services over wired and wireless networks is also expected to grow.

            The new REALimage chipset will be focused on providing lower-cost microelectronics-based content creation, editing, and delivery systems. The Company intends for REALimage to become a leading supplier of advanced video processors used to enable a new wave of markets and applications that depend on the creation and delivery of high-quality video content.

            The Company is currently evaluating various business arrangements of its REALimage Solutions Group in order to enhance the value of this business segment, including, but not limited to, transferring the assets of the REALimage Solutions Group to a wholly-owned subsidiary and seeking outside investment to assist with the development of the REALimage Solutions Group's products.

Products & Markets

            The REALimage Solutions Group develops and sells graphics chips and graphics subsystems for professional PC workstations. Early in 2000, the group's strategic focus changed from development and manufacture of graphics accelerator cards for professional digital content creation customers to development of the next generation REALimage chip, the REALimage 5000. This product, referred to as "studio-on-a-chip", brings together both graphics and video processing technology on a single chip for digital video content creation and post-production. This product represents the first of a new class of innovative semiconductor processors and software that will enable a completely new generation of advanced video processing systems.

            Development work on the REALimage 5000 products is in progress but further engineering and design is required. The Company has established agreements with several OEMs for REALimage 5000 "design-ins" for their next product releases.

            REALimage Solutions Group markets directly to OEM customers, working to ensure that "studio-on-a- chip" products are an integral part of key products developed for professional video creation, editing, and media server applications. Typical sales cycles can require from 7 to 15 months to obtain a design-in, secure an initial order, and begin revenue-producing shipments. However, once designed into an OEM's system, multi-year follow-on orders are likely. The first target market is vertical video system OEMs.

            The REALimage Solutions Group also benefits from the advanced technology developed in the Company's Simulation Group, and then flows this technology back to the simulation business for use in PC-based visual systems, such as Ensemble and simFUSION.

            The group also began to establish a new application and market for REALimage technology in 2000 when REALimage chips were selected by Honeywell for use in cockpit navigation systems for military aircraft and business jets. The Company is pursuing additional opportunities for REALimage in cockpit displays.

Competitive Conditions

            The group's future success will depend on completion of the REALimage 5000 chipset and achieving design-ins and partnerships with board manufacturers. The computer industry is highly competitive and is known for rapid technological advances. These advances result in frequent new product introductions, short product life cycles and increased new product capabilities, typically representing significant price/performance improvements. The principal competitive factors are product features, price, performance, product quality and reliability, customer support and product availability. The principal competitors for the new REALimage chipset are expected to be Pinnacle Systems and Matrox Graphics.

Backlog

            The REALimage Solutions Group's backlog was $0.7 million on December 31, 2000 compared with $0.2 million on December 31, 1999. The group expects that the 2000 backlog will be converted to sales in 2001.

Applications Group
- ------------------

            The Applications Group is composed of synergistic businesses that use E&S core technology in growth markets. The group's products are applications that leverage the technology of the Company's Simulation and REALimage Solutions groups and apply them to other growth markets.

Products & Markets

            The Applications Group's digital theater products include hardware, software, and content for both the entertainment and educational marketplaces. Digital theater focuses on immersive all-dome theater applications combining colorful, digitally produced imagery, full-spectrum audio, and audience-participation capability. The group provides turnkey solutions incorporating visual systems and sub-systems from the Simulation and REALimage Solutions groups. E&S integrates these systems with projection equipment, audio components, and audience-participation systems from other suppliers. Products include Digistar(R), a calligraphic star projection system designed to compete with analog star projectors in planetariums, and StarRider(R), a full-color, domed theater experience available in interactive or video playback formats. The group is a leading supplier of digital display systems in the planetarium marketplace. In addition to projection and theater systems, the group develops and markets show content for planetariums and domed theaters.

            In 2000, the Applications Group continued to expand the market for E&S RAPIDsite(TM). E&S RAPIDsite is a photo-realistic visualization tool designed for use by real-estate developers, consulting engineers, architects, and municipal planners involved with all types of land development projects. RAPIDsite features fast 3D-model construction, accelerated graphics rendering performance and easy-to-use interactive exploration of a proposed development on a Windows NT computer with an Open GL graphics accelerator. During 2000, the RAPIDsite product line was expanded to allow customers to purchase a variety of software-only packages, bundled hardware and software, or complete solutions that include the visualization, computer hardware and software, multimedia presentation to be used by customers for marketing, and tailored web pages. The Company is currently evaluating various business arrangements of its E&S RAPIDsite business in order to enhance the value of this business, including, but not limited to, transferring the assets of this business to a wholly-owned subsidiary and seeking outside investment to assist with the development of the E&S RAPIDsite products.

            The Applications Group sells its products directly to end-users using E&S salespeople, OEM representatives and distributors.

Competitive Conditions

            Primary competitive factors for the Applications Group's products are functionality, performance, price, and access to customers and distribution channels. The Company's digital theater products compete with traditional optical-mechanical products and digital display systems offered by Minolta Planetarium Co. Ltd., GoTo Optical Mfg. Co., Carl Zeiss Inc., Spitz, Inc. and Trimension, Inc. The competitors for E&S RAPIDsite are MultiGen-Paradigm, a division of Computer Associates and Discreet, a division of Autodesk, Inc.

Backlog

            The Applications Group's backlog was $7.4 million on December 31, 2000, compared with $7.2 million on December 31, 1999. It is anticipated that most of the 2000 backlog will be converted to sales in 2001.

SIGNIFICANT CUSTOMERS

            Worldwide customers using E&S products include U.S. and international armed forces, NASA, aerospace companies, most major airlines, PC manufacturers, film and video studios, laboratories, museums, planetariums, and science centers.

            Sales to the U.S. government, either directly or indirectly through sales to prime contractors or subcontractors, accounted for $66.7 million or 40% of total sales, $84.5 million or 42% of total sales, and $70.8 million or 37% of total sales in 2000, 1999 and 1998, respectively. Sales to the United Kingdom Ministry of Defence ("UK MOD"), either directly or indirectly through sales to prime contractors or subcontractors, accounted for $22.3 million or 13% of total sales, $33.8 million or 17% of total sales and $32.1 million or 17% of total sales in 2000, 1999 and 1998, respectively.

            In 2000, sales to Lockheed Martin Corporation ("Lockheed") were $22.5 million or 14% of total sales, of which 100% related to U.S. government and UK MOD contracts and sales to Thales Training & Simulation Ltd. were $19.6 million or 12% of total sales, of which 58% related to UK MOD contracts. In 1999, sales to Lockheed were $35.8 million or 18% of total sales, of which 100% related to U.S. government and UK MOD contracts and sales to The Boeing Company ("Boeing") were $25.4 million or 13% of total sales, of which 100% related to U.S. government and UK MOD contracts. In 1998, sales to Boeing were approximately $28.1 million or 15% of total sales, of which approximately 98% related to U.S. government and UK MOD contracts and sales to Lockheed were approximately $22.0 million or 11% of total sales, of which approximately 91% related to U.S. government contracts.

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

SEASONALITY

            E&S believes there is no inherent seasonal pattern to any of its business segments. Sales volume fluctuates quarter-to-quarter due to relatively large and nonrecurring individual sales and customer-established shipping dates.

INTELLECTUAL PROPERTY

            E&S owns a number of patents and trademarks and is a licensee under several others. In the U.S., the Company holds active patents that cover many aspects of the Company's graphics technology. Several patent applications are presently pending in the U.S., Japan, and several European countries. E&S copyrights chip masks designed by the Company and has instituted copyright procedures for these masks in Japan. E&S does not rely on, and is not dependent on, patent and/or trademarks ownership to maintain its competitive position. In the event any or all patents are held to be invalid, management believes the Company would not suffer significant long-term damage. However, E&S actively pursues patents on its new technology.

RESEARCH & DEVELOPMENT

            E&S  considers  the  timely  development  and  introduction  of  new products to be essential to maintaining its competitive position and capitalizing on market opportunities. The Company's research and development expenses were $44.3 million, $44.4 million and $31.8 million in 2000, 1999 and 1998, respectively. As a percentage of sales, research and development expenses were 27%, 22% and 17% in 2000, 1999 and 1998, respectively. The Company continues to fund substantially all research and development efforts internally. It is anticipated that high levels of research and development will be needed to continue to ensure that the Company maintains technical excellence, leadership, and market competitiveness. However, the Company believes that research and development expenses as a percentage of sales will decline in 2001.

INTERNATIONAL SALES

            Sales of products known to be ultimately installed outside the United States are considered international sales by the Company and were $60.9 million, $86.7 million and $84.9 million in 2000, 1999 and 1998, respectively. International sales represented 36%, 43% and 44% of total sales in 2000, 1999 and 1998, respectively. For additional information, see note 20 of Notes to Consolidated Financial Statements included in Part II of this annual report.

EMPLOYEES

            As of March 2, 2001, Evans & Sutherland and its subsidiaries employed a total of 847 persons. The Company believes its relations with its employees are good. None of the Company's employees are subject to collective bargaining agreements.

ENVIRONMENTAL STANDARDS

            The Company believes its facilities and operations are within standards fully acceptable to the Environmental Protection Agency and that all facilities and procedures are in accordance with environmental rules and regulations, and international, federal, state, and local laws.

STRATEGIC RELATIONSHIP

            On July 22, 1998, Intel purchased 901,408 shares of the Company's preferred stock plus a warrant to purchase an additional 378,462 shares of the preferred stock at an exercise price of $33.28125 per share for approximately $24.0 million. In March 2001, Intel converted the 901,408 shares of the Company's preferred stock into 901,408 shares of the Company's common stock. In March 2001, Intel and the Company amended the preferred stock and warrant purchase agreement to terminate certain contractual rights of Intel, including registration rights, board and committee observation rights, right of first refusal, right of participation, right of maintenance, standstill agreement, and right to require the Company to repurchase the preferred stock in the event of any transaction qualifying as a specific corporate event. The Company also entered into an agreement to accelerate development of high-end graphics and video subsystems for Intel-based workstations in July 1998.

ACQUISITIONS AND DISPOSITIONS

            In December 2000, the Company completed the divestiture of its German subsidiary via a management-led buyout and recorded a loss of $0.3 million. The former subsidiary, which was called Evans & Sutherland Computer GmbH, now operates under a new name. The divested company has no remaining connection with E&S. The Company will continue to operate in Germany and throughout Europe under its own name, providing marketing, sales, and support for the Company's growing visual systems business and traditional customer base.

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

            On June 3, 1999, the Company sold certain of its manufacturing capital assets and inventory for $6.0 million to Sanmina Corporation as part of the Company's efforts to outsource the production of certain electronic products and assemblies. In addition, the Company entered into an electronic manufacturing services agreement with Sanmina Corporation. The electronic manufacturing services agreement commits the Company to purchase a minimum of $22.0 million of electronic products and assemblies from Sanmina Corporation each year until June 3, 2002. If the Company fails to meet these minimum purchase levels, subject to adjustment, the Company may be required to pay 25% of the difference between the $22.0 million and the amount purchased.

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

ITEM 2.     PROPERTIES

            Evans & Sutherland's principal executive, engineering, manufacturing and operations facilities for each of its business segments are located in the University of Utah Research Park, in Salt Lake City, Utah, where it owns seven buildings totaling approximately 450,000 square feet. E&S occupies five buildings and leases the remaining two buildings to other businesses, which are located on land leased from the University of Utah on 40-year land leases that expire in 2026 (the "U of U Property"). Two buildings located on the U of U Property have options to renew the land leases for an additional 40 years, and five have options to renew the land leases for 10 years. All of the Company's interests in the U of U Property are subject to a lien by Foothill Capital Corporation to secure repayment of the borrowing facility as set forth in the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company and its subsidiaries hold leases on several sales, operations, service and production facilities located throughout the United States, Europe and Asia, none of which is material to the Company's manufacturing, engineering or operating facilities. E&S believes that these properties are suitable for its immediate needs and it does not currently plan to expand its facilities or relocate.


ITEM 3.     LEGAL PROCEEDINGS

            On May 23, 2000, Lockheed Martin Corporation (the "Plaintiff") served the Company with a civil complaint filed in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida. The Plaintiff alleged in the complaint that the Company breached a contract to provide certain visual systems for the Combined Arms Tactical Trainer program for the United Kingdom Ministry of Defence. The contract has an original value of $33.9 million. In the complaint, the Plaintiff seeks compensatory damages of $8.5 million plus interest as well as consequential damages and attorneys' fees. The $8.5 million being sought from the Company by the Plaintiff was paid to the Company from May 1999 to March 2000 and was recognized as revenue by the Company during 1999. On June 12, 2000, the Company filed its answer and counterclaim. In the counterclaim, the Company alleges as grounds for recovery against the Plaintiff
(1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) unjust enrichment, (4) unfair competition, (5) misappropriation of trade secrets, (6) intentional interference with advantageous business relationship, (7) replevin, and (8) promissory estoppel. In its counterclaim, the Company seeks compensatory damages of not less than $10.0 million and not more than $25.4 million. On June 14, 2000, the case was removed to the Orlando Division of the United States District Court for the District of Florida where it currently remains. On July 7, 2000, the Plaintiff answered the Company's counterclaim but also filed a motion for dismissal of the Company's counterclaims for unjust enrichment, unfair competition, promissory estoppel, and incidental damages. On July 24, 2000, the Company filed its opposition to the Plaintiff's motion to dismiss these certain counterclaims of the Company. On October 20, 2000 the court denied the Plaintiff's motion to dismiss in its entirety, without prejudice. On January 16, 2001, the Company filed a motion for partial summary judgement, asking the court to dismiss all of the Plaintiff's breach of contract claims. The court has indicated that it will take the motion under advisement. A trial date is currently set for September 2002. Management disputes the Plaintiff's allegations in the complaint, is vigorously defending the action, and is vigorously prosecuting its counterclaims. Although management believes the Company will ultimately prevail in the litigation, an unfavorable outcome of these matters would have a material adverse impact on the Company's financial condition and operations.

            In the normal course of business, the Company has various other legal claims and other contingent matters, including items raised by government contracting officers and auditors. Although the final outcome of such matters cannot be predicted, the Company believes the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.


EXECUTIVE OFFICERS OF THE REGISTRANT

            The following sets forth certain information regarding the executive officers of the Company as of March 30, 2001:


      Name             Age              Position
- -------------------  -------    ------------------------------------------------

Stewart Carrell         67      Chairman of the Board of Directors

James R. Oyler          55      President and Chief Executive Officer

Robert H. Ard           47      Vice President - Applications Group

David B. Figgins        52      Vice President - Simulation Group

Nicholas J. Iuanow      41      Vice President, Corporate Development
                                  and Treasurer

George K. Saul          50      Vice President - REALimage Solutions Group

William M. Thomas       47      Vice President, Chief Financial Officer
                                  and Corporate Secretary

- -------------------

Mr. Carrell was elected Chairman of the Board of Directors of the Company in March 1991. He has been a member of the Board for 17 years. He also serves as the Chairman of Seattle Silicon Corporation, and he is a director of Tripos, Inc. From mid-1984 until October 1993, Mr. Carrell was Chairman and Chief Executive Officer of Diasonics, Inc., a medical imaging company. From November 1983 until early 1987, Mr. Carrell was also a General Partner in Hambrecht & Quist LLC, an investment banking and venture capital firm.

Mr. Oyler was appointed President and Chief Executive Officer of the Company and a member of the Board of Directors in December 1994. He is also a director of Ikos Systems, Inc. Previously, Mr. Oyler served as President of AMG, Inc. from mid-1990 through December 1994 and as Senior Vice President of Harris Corporation from 1976 through mid-1990. He has six years of service with the Company.

Mr. Ard was appointed Vice President of the Applications Group in May 1999. He joined the Company in June 1998 as Vice President and General Manager. Previously, he was President of Model Technology, Inc. where he was employed from July 1996 to May 1998. From June 1989 to July 1996, Mr. Ard was employed by Mentor Graphics Corporation as Vice President and General Manager of various divisions. He has two years of service with the Company.

Mr. Figgins was appointed Vice President of the Simulation Group in January 1999. He joined the Company in April 1998 as Vice President of PC Simulation in the Simulation Group. Previously, he was Vice President of Business Development and Marketing for Raytheon Training where he was employed from May 1986 to April 1998. He has two years of service with the Company.

Mr. Iuanow joined the Company in August 2000 as Vice President, Corporate Development and Treasurer. Prior to joining the Company, he was Vice President and Treasurer at Cordant Technologies Inc. where he was employed from September 1989 to June 2000. Previously, he held various financial management positions at Morton Thiokol. He has less than one year of service with the Company.

Mr. Saul was appointed Vice President of the REALimage Solutions Group in December 1999. He joined the Company in June 1998 and was appointed Vice President of Administration in October 1998. From January 1997 to June 1998, he was President and Chief Executive Officer of Silicon Reality, Inc., a graphics technology start-up company E&S acquired in June 1998. Previously, Mr. Saul was Vice President of Hitachi Semiconductor America where he was employed from January 1991 to January 1997. He also held various management positions at Fairchild Semiconductor Corporation and National Semiconductor Corporation. He has two years of service with the Company.

Mr. Thomas was appointed Vice President and Chief Financial Officer in December 2000 and Corporate Secretary in March 2001. He joined the Company in August 2000 as Vice President, Finance of the Simulation Group. Prior to joining the Company, he was Executive Vice President and Chief Financial Officer for Edge Technologies, Inc. from May 1998 to August 2000. From February 1995 to May 1998, Mr. Thomas was Chief Financial Officer for Stanley Aviation Corporation. Previously he was Director of Finance for Hughes Aircraft Company where he was employed from March 1982 to February 1995. He has less than one year of service with the Company.

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

                                      HIGH                     LOW
                               --------------------    --------------------
         2000
         ----
         First Quarter            $    13 1/2             $  10 1/16
         Second Quarter           $    11 3/8             $  6 1/4
         Third Quarter            $    7 1/4              $  5 3/8
         Fourth Quarter           $    7 3/4              $  5 1/8

         1999
         ----
         First Quarter            $    18 3/16            $  12
         Second Quarter           $    19                 $  12 3/8
         Third Quarter            $    15                 $  12 1/16
         Fourth Quarter           $    14 1/8             $  10 7/16


APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

            On March 2, 2001, there were 701 shareholders of record of the Company's common stock. Because brokers and other institutions hold many of the Company's shares on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders.

DIVIDENDS

            Evans & Sutherland has never paid a cash dividend on its common stock, retaining its earnings for the operation and expansion of its business. The Company intends for the foreseeable future to continue the policy of retaining its earnings to finance the development and growth of its business. The payment of dividends is restricted under the terms of the Company's credit facilities. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the five fiscal years ended December 31, 2000 are derived from the Company's Consolidated Financial Statements. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and related notes included elsewhere in this annual report. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                   (In thousands, except per share amounts)
                                           2000        1999(1)      1998(2)       1997        1996
                                         ---------    ---------    ---------    ---------   ---------
FOR THE YEAR

Sales ...............................   $ 166,980    $ 200,885    $ 191,766    $ 159,353   $ 130,564

Net income (loss) before accretion of
preferred stock .....................     (69,570)     (23,454)     (15,983)       5,080      10,352

Net income (loss) per common share:
      Basic .........................       (7.45)       (2.49)       (1.70)        0.56        1.16
      Diluted .......................       (7.45)       (2.49)       (1.70)        0.53        1.12

Average weighted number of common
shares outstanding
      Basic .........................       9,372        9,501        9,461        9,060       8,944
      Diluted .......................       9,372        9,501        9,461        9,502       9,222

AT END OF YEAR

Total assets ........................   $ 216,078    $ 258,464    $ 275,668    $ 234,390   $ 210,891
Long-term debt, less current portion       25,563       18,015       18,062       18,015      18,015
Redeemable preferred stock ..........      24,000       23,772       23,544           --          --
Stockholders' equity ................      67,634      137,194      165,083      165,634     160,472



- ----------

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

QUARTERLY FINANCIAL DATA  (Unaudited)

(In thousands, except per share amounts)


                                                               Quarter Ended
                                               -------------------------------------------
                                               March 31     June 30    Sept. 29    Dec. 31
                                               --------     -------    --------    -------
2000

Sales ......................................   $ 45,955    $ 25,589    $ 48,092   $ 47,344

Gross profit ...............................     16,113     (12,303)     14,804     10,834

Net income (loss) before income taxes ......     (4,827)    (31,598)        448    (14,570)

Net income (loss) applicable to common stock     (3,229)    (52,253)        244    (14,560)

Net income (loss) per common share(2):
   Basic ...................................      (0.35)      (5.58)       0.03      (1.55)
   Diluted .................................      (0.35)      (5.58)       0.03      (1.55)


                                                               Quarter Ended
                                               -------------------------------------------
                                                April 2     July 2     Oct. 1(1)   Dec. 31
                                                -------     ------     ---------   -------
1999

Sales ......................................   $ 49,746   $ 44,023    $ 48,704    $ 58,412

Gross profit ...............................     22,378     17,603       7,477      12,641

Net income (loss) before income taxes ......        379     (4,980)    (28,020)     (6,246)

Net income (loss) applicable to common stock        204     (3,493)    (18,033)     (2,360)

Net income (loss) per common share(2):
   Basic ...................................       0.02      (0.36)      (1.91)      (0.25)
   Diluted .................................       0.02      (0.36)      (1.91)      (0.25)


- ----------

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

                                                                    Year ended December 31,
                                                               2000           1999           1998
                                                            ----------     ----------     ----------
Sales ...................................................        100.0%         100.0%         100.0%
Cost of sales ...........................................         82.4           63.5           57.5
Write-off of inventories ................................            -            6.6              -
                                                            ----------     ----------     ----------
     Gross profit .......................................         17.6           29.9           42.5
                                                            ----------     ----------     ----------
Operating expenses:
     Selling, general and administrative ................         20.5           21.4           20.9
     Research and development ...........................         26.5           22.1           16.6
     Amortization of goodwill and other intangible assets          0.1            0.8            2.5
     Impairment loss ....................................            -            4.8              -
     Restructuring charge ...............................         (0.5)           0.7              -
     Write-off of acquired in-process technology ........            -              -           10.8
                                                            ----------     ----------     ----------
     Operating expenses .................................         46.6           49.8           50.8
                                                            ----------     ----------     ----------
                                                                 (29.0)         (19.9)          (8.3)
Gain on sale of business unit ...........................          1.1              -              -
                                                            ----------     ----------     ----------
     Operating loss .....................................        (27.9)         (19.9)          (8.3)
Other income (expense) ..................................         (2.4)           0.6            1.1
                                                            ----------     ----------     ----------
     Pretax loss ........................................        (30.3)         (19.3)          (7.2)
Income tax expense (benefit) ............................         11.4           (7.6)           1.1
                                                            ----------     ----------     ----------
     Net loss ...........................................        (41.7)         (11.7)          (8.3)
Accretion of preferred stock ............................          0.1            0.1            0.1
                                                            ----------     ----------     ----------
Net loss applicable to common stock .....................        (41.8)%        (11.8)%         (8.4)%
                                                            ==========     ==========     ==========



RESULTS OF OPERATIONS

2000 vs. 1999
- -------------

Sales

            In 2000, the Company's total sales decreased $33.9 million, or 17% ($167.0 million in 2000 compared to $200.9 million in 1999). Sales in the Simulation Group decreased $20.7 million, or 12% ($149.9 million in 2000 compared to $170.6 million in 1999). Sales in REALimage Solutions Group decreased $16.3 million, or 74% ($5.7 million in 2000 compared to $22.0 million in 1999). Sales in the Applications Group increased $3.0 million, or 36% ($11.3 million in 2000 compared to $8.3 million in 1999). The decrease in sales in the Simulation Group is due to the cancellation of the contract with Lockheed Martin Corporation ("Lockheed") for the delivery of visual systems to the United Kingdom Ministry of Defence ("UK MOD") for the Combined Arms Tactical Trainer program ("UK CATT") and an adjustment to revenue on percent complete contracts where a review of the estimated costs to complete the contracts resulted in a negative adjustment to revenue of $10.9 million in the second quarter of 2000. The decrease was partially offset by increased sales volume of visual systems to commercial airline customers, increased sales volume of the Company's simFUSION workstation-based product and increased sales related to customer service and support contracts. The decrease in sales in the REALimage Solutions Group is due to a decrease in the number of units sold and decreased selling prices of existing products due to increased competition and delays in the introduction of new products. The increase in sales in the Applications Group is due to an increase in sales volume of large-format entertainment products and planetarium systems which is partially offset by decreased sales of the Company's digital video products due to the sale of this business to RT-SET Real Time Synthesized Entertainment Technology Ltd. and its subsidiary RT-SET America Inc. (together "RT-SET") in the first quarter of 2000.

Gross Profit

            Gross profit decreased $30.7 million, or 51% ($29.4 million in 2000 compared to $60.1 million in 1999). As a percent of sales, gross profit decreased to 17.6% in 2000 from 29.9% in 1999. Gross profit in the Simulation Group in 2000 was negatively impacted by (i) the cancellation of the UK CATT contract due to the loss of revenue and the write-off of obsolete and excess inventory specific to the UK CATT contract, (ii) adjustment for estimated actual costs at completion of contract on percent-complete contracts of $16.7 million ($10.9 million as a reduction in sales as discussed previously, and $5.8 million as an increase in cost of sales relating to contracts with total estimated actual costs that exceed the contract value) and (iii) higher costs on several contracts to government customers which include the Harmony image generator. Gross profit in the REALimage Solutions Group decreased due to lower revenue attributed to a decrease in the number of units sold and decreased selling prices of existing products due to increased competition and delays in the introduction of new products. Gross profit in the Applications Group increased due to increased revenue from sales of large-format entertainment products and planetarium systems which was partially offset by decreased sales of the Company's digital video products.

Selling, General and Administrative

            Selling, general and administrative expenses decreased $8.8 million, or 20% ($34.2 million in 2000 compared to $43.0 million in 1999). As a percent of sales, selling, general and administrative expenses were 20.5% in 2000 compared to 21.4% in 1999. The decrease in these expenses in the Simulation Group is due primarily to lower marketing headcount, lower marketing consulting expenses and lower marketing travel expenses. The decrease in these expenses in the REALimage Solution Group is due to decreased sales volume resulting in decreased commissions and other selling-related costs and decreased labor and associated costs due to lower headcount as a result of the restructuring which took place at the end of the third quarter of 1999. The decrease in these expenses in the Applications Group is due to the reduction of employees and related expenses as a result of the sale of certain assets of the Company's digital video products business to RT-SET.

Research and Development

            Research and development expenses decreased $0.1 million ($44.3 million in 2000 compared to $44.4 million in 1999). As a percent of sales, research and development expenses were 26.5% in 2000 compared to 22.1% in 1999. Research and development expenses in the Simulation Group increased due to increased efforts of the continued development of the Company's simFUSION workstation-based product and other value-priced simulation products. Research and development expenses relating to the REALimage Solutions Group decreased due to decreased headcount as a result of the group's restructuring at the end of the third quarter of 1999.

Amortization of Goodwill and Other Intangible Assets

            Amortization of goodwill and other intangible assets decreased $1.3 million, or 87% ($0.2 million in 2000 compared to $1.5 million in 1999). The decrease in this expense was due to the write-off of $9.3 million of goodwill and other intangible assets during the third quarter of 1999 in the REALimage Solutions Group.

Impairment Loss

            The Company recognized an impairment loss of $9.7 million in 1999 and there was no such charge in 2000. The impairment loss was determined in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and related to the write-down to fair value of goodwill, intangibles and other long-lived assets acquired in the Company's acquisitions of AccelGraphic, Inc. and Silicon Reality, Inc. in the second quarter of 1998. The impairment consisted of the write-off of $4.9 million of goodwill, $4.4 million of intangible assets and $0.4 million of property, plant and equipment.

Restructuring Charge

            The Company recognized a restructuring charge of $1.5 million in 1999 and reversed $0.8 million of that charge in 2000. The charge in 1999 was based on the expected costs related to the termination of 28 employees. The reversal of a portion of these charges in 2000 was the result of certain of these employees being transferred within the Company rather than being terminated and, therefore, these termination costs were not incurred. In addition, estimated severance and related charges were lower than expected for the terminated employees.

Gain on Sale of Business Unit

            During 2000, the Company sold certain assets of its Applications Group relating to its digital video business and recognized $1.9 million of gain on the transaction. See "Item 1 - Business - Acquisitions and Dispositions." There was no such event in 1999.

Other Income (Expense), Net

            Other income (expense), net was a net expense of $4.0 million in 2000 compared to a net income of $1.1 million in 1999. Interest income declined $1.1 million, or 61% ($0.7 million in 2000 compared to $1.8 million in 1999). The decline in interest income is due to lower average balances of cash, cash equivalents and short-term investments in 2000 compared to 1999 and due to interest income received in 1999 on delayed income tax refunds. Interest expense increased $0.9 million or 69% ($2.2 million in 2000 compared to $1.3 million in
1999). The increase was due to higher average borrowing balances and a higher average rate of interest paid on those borrowings in 2000 compared to 1999. Loss on write-down of investment securities increased $7.4 million, or 1,850% ($7.8 million in 2000 compared to $0.4 million in 1999). The losses in both years are the result of other-than-temporary declines in the values of certain marketable investment securities of the Company. In 2000 the Company recognized $6.5 million gain on the sale of investment securities. This gain was primarily due to the sale of the Company's investment in Silicon Light Machines, Inc. to Cypress Semiconductor, Inc. ("Cypress") in which the Company received Cypress stock. There was no such event in 1999.

Income Taxes

            Income tax expense (benefit) increased $34.4 million (expense of $19.0 million in 2000 compared to a benefit of $15.4 million in 1999). During the second quarter of 2000, the Company increased its deferred tax asset valuation allowance by $20.6 million. As a result of the net operating loss in the second quarter of 2000, the cumulative net operating losses for 2000, 1999 and 1998, and the cancellation of a significant contract and the related civil complaint filed by Lockheed as discussed in Note 15 to the consolidated financial statements, the Company fully reserved its net deferred tax assets which previously existed at the end of the first quarter of 2000 and those deferred tax assets recognized during the second quarter of 2000. These net deferred tax assets relate to temporary differences, tax credit carry forwards and net operating loss carry forwards. The valuation allowance was recorded in accordance with SFAS 109, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. If the deferred tax assets are realized in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the related tax benefits will reduce future income tax provisions.


1999 vs. 1998
- -------------

Sales

            In 1999, the Company's total sales increased $9.1 million, or 5% ($200.9 million in 1999 compared to $191.8 million in 1998). Sales in the Simulation Group increased $3.6 million, or 2% ($170.6 million in 1999 compared to $167.0 million in 1998). The increase in sales in the Simulation Group is primarily due to increased sales volumes due to stronger demand by U.S. and European government customers that offset a decline in sales to commercial airline customers. Sales in the REALimage Solutions Group increased $4.5 million, or 26% ($22.0 million in 1999 compared to $17.5 million in 1998). The increase in sales in the REALimage Solutions Group is primarily due to the effect of having a full year of sales in 1999 relating to the acquisition of AccelGraphics, Inc. which was purchased at the end of the second quarter of 1998. See "Item 1 Business - Acquisitions and Dispositions." Sales in the Applications Group increased $1.0 million, or 14% ($8.3 million in 1999 compared to $7.3 million in 1998). The increase in sales in the Applications Group is primarily due to increased sales volumes of planetarium systems and large-format entertainment products.

Write-off of Inventories

            During the third quarter of 1999, the Company performed significant testing of the software relating to its Harmony image generator product that had been delayed. As a result of the testing, the Company determined that certain of the inventories previously purchased for the Harmony image generator had become technologically obsolete and did not properly function with the updated software. In connection with this assessment, the Company recorded a charge of $12.1 million to write-off obsolete, excess and overvalued inventories. In addition, during the third quarter of 1999, the Company wrote-off $1.1 million of REALimage Solutions Group inventories related to end-of-life or abandoned product lines.

Gross Profit

            Gross profit decreased $21.3 million, or 26% ($60.1 million in 1999 compared to $81.4 million in 1998). As a percent of sales, gross margin decreased to 29.9% in 1999 from 42.5% in 1998. The decrease in gross profit was impacted by the write-off of $13.2 million of obsolete, excess and overvalued inventories. Gross profit was also affected by technical issues causing product delays, which caused some contract milestones to be missed in the Company's international simulation business. The Company accrued $8.2 million against cost of sales in 1999 for liquidated damages and late delivery penalties as a result of these product delays. Excluding the impact of these two charges, gross margins were 40.6% in 1999, as compared to 42.5% in 1998. The decrease in gross margin was due to higher than expected costs on certain contracts to government customers which include the Harmony and Ensemble image generators. In addition, gross margin in the REALimage Solutions Group decreased in 1999 as it has changed its business model from one based on royalty income to one based on sales of graphic subsystems which has product costs consistent with a manufacturing operation. Gross profit in the REALimage Solutions Group also decreased due to a decrease in the number of units sold and decreased selling prices of existing products and the delay in introduction of new products.

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

Impairment Loss

            In the third quarter of 1999, the Company recorded an impairment loss of $9.7 million, as determined in accordance with SFAS 121, relating to the write-down to fair value of goodwill, intangibles and other long-lived assets acquired in the acquisitions of AGI and SRI. The impairment loss consisted of the write-off of $4.9 million of goodwill, $4.4 million of intangible assets and $0.4 million of property, plant and equipment. No such loss was incurred in 1998.

            In addition to continued losses at AGI, the impairment loss was the result of the following additional circumstances: (i) delays in product introductions for the AccelGALAXY(TM), E&S Lightning 1200(TM) and the multiple-controller graphics subsystems product line; (ii) the developer of the chip used on the AccelGMX(TM) acquired a board company and entered the graphics accelerator market in direct competition with the AccelGMX; and (iii) introduction of lower-end products by competitors which can perform many of the functions of the higher-end 3D graphics cards. Furthermore, the Company determined that a manufacturer of a chip to be used in various new board products was unable to manufacture a designed chip with agreed upon specifications.

Restructuring Charge

            In the third quarter of 1999, the Company initiated a restructuring plan focused on reducing the operating cost structure of its REALimage Solutions Group. As part of the plan, the Company recorded a charge of $1.5 million relating to 28 employee terminations. No such charge was incurred in 1998.

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


LIQUIDITY AND CAPITAL RESOURCES

            At December 31, 2000, the Company had working capital of $61.8 million, including cash, cash equivalents and short-term investments of $13.9 million, compared to working capital of $116.9 million at December 31, 1999 including cash, cash equivalents and short-term investments of $22.9 million. During 2000, the Company used $2.2 million of cash in its operating activities, used $10.2 million of cash in its investing activities and generated $2.7 million of cash in its financing activities.

            Cash from operating activities of the Company was provided by a $27.3 million decrease in net costs and estimated earnings in excess of billings on uncompleted contracts and a $6.9 million increase in accounts payable. The decrease in net costs and estimated earnings in excess of billings on uncompleted contracts was due to the achievement of billing milestones during the year and the adjustment to revenue on percent complete contracts due to the change in estimated actual costs to complete the contracts. Cash used in the Company's operating activities included a net loss adjusted for non-cash expenses and income for the year of $20.3 million, a $10.0 million increase in accounts receivable and a $6.0 million increase in inventory.

            The Company's investing activities included purchases of property, plant and equipment of $13.9 million, proceeds from sales of property, plant and equipment of $1.4 million, proceeds from the sale of certain assets of its digital video business of $1.4 million and proceeds from sale of investment securities of $1.4 million.

            The Company's financing activities during the year included net borrowings of $5.4 million, proceeds from issuances of common stock of $0.6 million, increase in restricted cash of $2.0 million and payments of debt issuance costs of $1.3 million.

            On March 31, 2000, the Company entered into a secured credit facility (the "Zions Facility") with Zions First National Bank. The Zions Facility provided for borrowings of up to $15.0 million, which included a $7.0 million sublimit for the issuance of letters of credit. In December 2000, the Company entered into a secured credit facility (the "Foothill Facility") with Foothill Capital Corporation ("Foothill"). In connection with the Foothill Facility, additional borrowings under the Zions Facility were terminated in December 2000 and outstanding letters of credit were secured through the issuance of a letter of credit from Wells Fargo Bank, National Association, the parent of Foothill. The Foothill Facility provides for borrowings and the issuance of letters of credit up to $30.0 million. The Foothill Facility expires in December 2002. Borrowings under the Foothill Facility bear interest at the Wells Fargo Bank National Association prevailing prime rate plus 1.5% to 3.0%, depending on the amount outstanding. The Foothill Facility provides Foothill with a first priority perfected security interest in substantially all of the Company's assets, including, but not limited to, all of the Company's intellectual property. Pursuant to the terms of the Foothill Facility, all cash receipts of the Company must be deposited into a Foothill controlled account. The Foothill Facility, among other things, (i) requires the Company to maintain certain financial ratios and covenants, including a minimum tangible net worth that adjusts each quarter and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year; (ii) restricts the Company's ability to incur debt or liens; sell, assign, pledge or lease assets; merge with another company; and (iii) restricts the payment of dividends and repurchase of any of the Company's outstanding shares without the prior consent of the lender. The Company is currently in compliance with its financial covenants and ratios, although a continuation of recent negative trends could impact future compliance with such covenants. Should the need arise, the Company will negotiate with Foothill to modify and expand various financial ratios and covenants, however no assurance can be given that such negotiations will result in modifications that will allow the Company to continue to be in compliance or otherwise be acceptable to the Company. As of December 31, 2000, the Company has $7.3 million in outstanding borrowings and $15.2 million in outstanding letters of credit under the Foothill Facility.

            Evans & Sutherland Computer Limited, a wholly-owned subsidiary of Evans & Sutherland Computer Corporation, has a $5.0 million overdraft facility (the "Overdraft Facility") with Lloyds TSB Bank plc ("Lloyds"). Borrowings under the Overdraft Facility bear interest at Lloyds' short-term offered rate plus 1.75% per annum. As of December 31, 2000, there were no borrowings under the Overdraft Facility. The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds' discretion and expires on November 30, 2001. Evans & Sutherland Computer Limited executed a letter of negative pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business. Covenants contained in the Overdraft Facility restrict dividend payments from Evans & Sutherland Computer Limited and require maintenance of certain financial covenants. In addition, at December 31, 2000, the Company has $1.5 million of cash on deposit with Lloyds in a restricted cash collateral account to support certain obligations that the bank guarantees.

            At December 31, 2000, the Company has unsecured letters of credit totaling approximately $1.1 million outstanding with U.S. Bank, N.A. that expire between March 2001 and June 2001.

            As of December 31, 2000, the Company had approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the "6% Debentures"). The 6% Debentures are unsecured and are convertible at each bondholder's option into shares of the Company's common stock at a conversion price of $42.10 or 428,000 shares of the Company's common stock, subject to adjustment. The 6% Debentures are redeemable at the Company's option, in whole or in part, at par.

            On February 18, 1998, the Company's Board of Directors authorized the repurchase of up to 600,000 shares of the Company's common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996. On September 8, 1998, the Company's Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's common stock. Subsequent to February 18, 1998 through December 1999, the Company repurchased 1,136,500 shares of its common stock, leaving 463,500 shares available for repurchase as of March 2, 2001. The Company did not repurchase any shares of the Company's common stock in 2000. Stock may be acquired in the open market or through negotiated transactions. Under the program, repurchases may be made from time to time, depending on market conditions, share price, and other factors.

            The Company also maintains trade credit arrangements with certain of its suppliers. The unavailability of a significant portion of, or the loss of, the various borrowing facilities of the Company or trade credit from suppliers would have a material adverse effect on the Company's financial condition and operations.

            In the event the Company's various borrowing facilities were to become unavailable, the Company were unable to timely deliver products pursuant to the terms of various agreements with third parties, or certain of the Company's contracts were adversely impacted for failure to meet delivery requirements, the Company may be unable to meet its anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term and long-term basis.

            Management believes that existing cash, cash equivalents, borrowings available under its various borrowing facilities, other asset-related cash sources and expected cash from future operations will be sufficient to meet the Company's anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months. The Foothill Facility expires in December 2002 and the Overdraft Facility expires on November 30, 2001. There can be no assurances that the Company will be successful in renegotiating its existing borrowing facilities or obtaining additional debt or equity financing. The Company's cash and cash equivalents, subject to various restrictions previously set forth, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.


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

            On-board Geometry Engine Graphics Subsystem (AccelGMX). This technology is a mid-range graphics subsystem with a geometry engine on board. This technology is aimed at the performance intensive graphics end-user. It has fewer features than the mid-range professional technology, but faster geometry performance compared to the mid-range professional technology on Pentium II processors. This technology was completed in the third quarter of 1998 and the AccelGMX product that uses this technology began shipping to customers at that time. The cost to complete this project subsequent to the acquisition of AGI was $0.1 million and was funded by working capital. The assigned value for this acquired in-process technology was $5.3 million.

            The AccelGALAXY performed below sales estimates due to the delay in product introduction by the Company and a delayed design win at one major OEM. These delays, in addition to increased competition, caused an erosion of approximately 50% of the projected average selling price for the AccelGALAXY and a loss of projected unit sales. Subsequent to the Company's acquisition of AGI, the developer of the chip used on the AccelGMX also acquired a board company and entered the graphics accelerator market in direct competition with the AccelGMX. Due to the advantage of producing the chip, the competitor can produce a comparable product at a lower cost; thus, the AccelGMX has performed below sales estimates and the Company no longer expects to generate significant sales from this product. The E&S Lightning 1200 performed below sales estimates due to the delay in product introduction by the Company. As a result of the delay in product introduction, most OEMs selected a competing product. The expected sales volume and average selling price of the E&S Lightning 1200 have been significantly reduced.

            The Company  periodically reviews the value assigned to the separate components of goodwill, intangibles and other long-lived assets through comparison to anticipated, undiscounted cash flows from the underlying assets to assess recoverability. The assets are considered to be impaired when the expected future undiscounted cash flows from these assets do not exceed the carrying balances of the related assets. Based on the events described above and in accordance with SFAS 121 during the third quarter of 1999 the Company recorded an impairment loss of $9.7 million related to the acquisition of AGI and SRI. The impairment loss consisted of the write-off of $4.9 million of goodwill, $4.4 million of intangible assets and $0.4 million of property, plant and equipment.


EFFECTS OF INFLATION

            The effects of inflation were not considered material during fiscal years 2000, 1999 and 1998, and are not expected to be material for fiscal year 2001.

OUTLOOK

            Looking forward, the Company expects sales to increase in 2001. The increase in expected sales is due primarily to higher anticipated sales in the Simulation and Application Groups offset by lower anticipated sales in the REALimage Solutions Group. Sales in the Simulation Group are expected to increase in 2001 as compared to 2000 as orders and backlog continue to grow in those businesses. As of December 31, 2000 the Company's orders backlog was $142.7 million.

            We believe the  Company's  main  challenge is the  completion of the
Company's significant contracts. The Company is in the process of completing certain contracts, which include the Harmony image generator. Certain of these contracts were to be completed and integrated during 1999 and 2000. Consequently, as of December 31, 2000, in accordance with original contractual provisions, the Company incurred liquidated damages and late delivery penalties totaling $9.1 million. The Company paid $6.0 million of this amount in 2000. The Company is investing considerable resources in capital equipment, human resources and other research and development expenses to develop Harmony-related products. The near-term success of the Company is dependent in large part on the successful execution of these programs.

            The Company is currently evaluating various business arrangements of its REALimage Solutions Group and its E&S RAPIDsite business in order to enhance the value of these businesses, including, but not limited to, transferring the assets of each of these businesses to wholly-owned subsidiaries and seeking outside investment to assist with the development of the products of these businesses.

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

            These forward-looking statements include projections of sales and net income and issues that may affect sales or net income; projections of capital expenditures; plans for future operations; financing needs or plans; plans relating to the Company's products and services; plans to enter into various arrangements to enhance the value of REALimage Solutions Group and the E&S RAPIDsite business and assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. In addition to the other risks described below in the "Factors That May Affect Future Results," important factors to consider in evaluating such forward-looking statements include risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, product delays, commercialization and technology. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this annual report will, in fact, occur.

FACTORS THAT MAY AFFECT FUTURE RESULTS

            Evans & Sutherland's domestic and international businesses operate in highly competitive markets that involve a number of risks, some of which are beyond our control. While we are optimistic about our long-term prospects, the following discussion highlights some risks and uncertainties that should be considered in evaluating our growth outlook.

E&S's Business May Suffer if Our Competitive Strategy is Not Successful

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

E&S's Stock Price May be Adversely Impacted if Our Sales or Earnings Fail to Meet Expectations

            Our stock price is subject to significant volatility and will likely be adversely affected if sales or earnings in any quarter fail to meet the investment community's expectations. Our sales and earnings may fail to meet expectations because they fluctuate and are difficult to predict. Our earnings during 1999 and 2000 fluctuated significantly from quarter to quarter. One of the reasons we experience such fluctuations is that the largest share of our sales and earnings is from our Simulation Group, which typically has long delivery cycles and contract lengths. The timing of customer acceptance of certain large-scale commercial or government contracts may affect the timing and amount of sales that can be recognized; thus, causing our periodic operating results to fluctuate. Our results may further fluctuate if United States and international governments delay or even cancel production on large-scale contracts due to lack of available funding.

            Our earnings may not meet either investor or internal expectations because our budgeted operating expenses are relatively fixed in the short term and even a small sales shortfall may cause a period's results to be below expectations. Such a sales shortfall could arise from any number of factors, including:

            o    delays in the availability of products,
            o    delays from chip suppliers,
            o    discontinuance of key components from suppliers,
            o    other supply constraints,
            o    transit interruptions,
            o    overall economic conditions, and
            o    customer demand.

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

Our Significant Debt Could Adversely Affect Our Financial Resources and Prevent Us from Satisfying Our Debt Service Obligations

            We have a significant amount of indebtedness and may also incur additional indebtedness in the future. We may not generate sufficient cash flow from operations, or have future borrowings available to us, sufficient to pay our debt. At December 31, 2000, total indebtedness was $25.9 million and our total stockholders' equity was $67.6 million.

            Our ability to make debt payments or refinance our indebtedness depends on future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors, some of which are beyond our control. Based upon our current level of operations and anticipated growth, management believes that available cash flow, together with available credit, will be adequate to meet our financial needs. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to pay our debts or to make necessary capital expenditures, or that any refinancing of debt would be available on commercially reasonable terms or at all.

            Our substantial indebtedness could have important consequences including, but not limited to, the following: (i) the ability to obtain additional financing for working capital, capital expenditures, acquisitions, or other purposes may be impaired or unavailable; (ii) a portion of cash flow will be used to pay interest expense, which will reduce the funds that would otherwise be available for operations and future business opportunities; (iii) a substantial decrease in net operating cash flows or an increase in expenses could make it difficult for us to meet our debt service requirements and force us to modify operations; (iv) we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage; (v) our substantial indebtedness may make us more vulnerable to a downturn in our business or in the economy generally; and (vi) some of our existing debt contains financial and restrictive covenants that limit our ability to, among other things, borrow additional funds, acquire and dispose of assets, and pay cash dividends.

            A portion of our outstanding indebtedness bears interest at variable rates. Any increase in interest rates will reduce funds available to us for our operations and future business opportunities and will exacerbate the consequences of our leveraged capital structure.

Covenants and Restrictions in Our Credit Documents Limit Our Ability to Take Certain Actions

            Our credit documents contain significant financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants include, among others, restrictions on our ability to:

            o    declare dividends or redeem or repurchase capital stock;
            o    incur certain additional debt;
            o    grant liens;
            o    make certain payments and investments;
            o    sell or otherwise dispose of assets; and
            o    consolidate with other entities.

            We must also meet certain financial ratios and tests, including a minimum tangible net worth that adjusts each quarter and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year. Failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions. We are currently in compliance with our financial covenants, although a continuation of recent negative operating trends could impact our future compliance with such covenants. Should the need arise, we will negotiate with our lenders to modify and expand various financial covenants, however, no assurance can be given that such negotiations will result in modifications that will allow us to continue to be in compliance or otherwise be acceptable to us.

Delays in the Timely Delivery of Our Products May Prevent Us From Invoicing Our Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts.

            In accordance with accounting for long-term contracts,  we record an asset for our costs and estimated earnings that exceed the amount we are able to bill our customers on uncompleted contracts. At December 31, 2000, $46.0 million of our costs and estimated earnings that exceeded our billings on uncompleted contracts related to five contracts with five different customers. We are not able to bill these amounts unless we meet certain contractual milestones related to the delivery and integration of our Harmony image generators. Our failure to achieve these contractual milestones by timely delivering and integrating our Harmony image generators may significantly impact our ability to recover our costs and estimated earnings that exceeded our billings on uncompleted contracts, which could severely impact our cash flow.

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

E&S's Significant Investment in Research and Development May Not be Realized

            We have no assurance that our significant investment in research and development will generate future sales or benefits. We currently make and plan to continue to make a significant investment in research and development. Total spending for research and development was $44.3 million or 27% of sales in 2000 as compared to $44.4 million or 22% of sales in 1999. This investment is necessary for us to be able to compete in the graphics simulation industry. Developing new products and software is expensive and often involves a long payback cycle. While we have every reason to believe these investments will be rewarded with sales-generating products, customer acceptance ultimately dictates the success of development and marketing efforts.

E&S May Not Continue to be Successful if We Are Unable to Develop, Produce and Transition Our Products

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

            As the variety and complexity of our product families increase, the process of planning and managing production, inventory levels, and delivery schedules also becomes increasingly complex. There is no assurance that acceptance of and demand for our new products will not be affected by delays in this process. Additionally, if we are unable to meet our delivery schedules, we may be subject to the penalties, including liquidated damages that are included in some of our customer contracts, and termination of our contracts.

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

In the Event E&S Suffers Further Product Delays, E&S May Be Required to Pay Certain Customers Substantial Liquidated Damages

            The variety and complexity of our high technology product lines require us to deal with suppliers and subcontractors supplying highly specialized parts, operating highly sophisticated and narrow tolerance equipment in performing highly technical calculations. The processes of planning and managing production, inventory levels and delivery schedules are also highly complex and specialized. Many of our products must be custom designed and manufactured, which is not only complicated and expensive, but can also require a number of months to accomplish. Slight errors in design, planning and managing production, inventory levels, delivery schedules, or manufacturing can result in unsatisfactory products that may not be correctable. If we are unable to meet our delivery schedules, we may be subject to penalties, including liquidated damages that are included in some of our customer contracts. During the fourth quarter of 1999, we accrued $8.2 million for payments of liquidated damages and penalties due to product delays. As of December 31, 2000, we have paid $6.0 million in connection with liquidated damages. During 2000, we accrued an additional $0.9 million for late delivery penalties that is expected to be settled in 2001. There is no assurance that we may not incur substantial liquidated damages in the future in connection with further product delays.

E&S May Not Maintain a Significant Portion of Our Sales if We Fail to Maintain Our United States Government Contracts

            In 2000, 40% of our sales were to agencies of the United States government, either directly or through prime contractors or subcontractors, for which there is intense competition. Accordingly, we have no assurance that we will be able to maintain a significant portion of our sales. These sales are subject to the inherent risks related to government contracts, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, and unavailability of funds. These risks also include technological uncertainties and obsolescence, and dependence on annual Congressional appropriation and allotment of funds. In the past, some of our programs have been delayed, curtailed, or terminated. Although we cannot predict such uncertainties, in our opinion there are no spending reductions or funding limitations pending that would impact our contracts.

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

E&S's Sales May Suffer if We Lose Certain Significant Customers

            We currently derive a significant portion of our sales from a limited number of non-U.S. government customers. The loss of any one or more of these customers could have a material adverse effect on our business, financial condition and results of operations. We were dependent on four of our non-U.S. government customers for approximately 23% of our consolidated sales and three of our non-U.S. government customers for approximately 24% of our consolidated sales in 2000 and 1999, respectively. We expect that sales to a limited number of customers will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that sales from this limited number of customers will continue to reach or exceed historical levels in the future. We do not have supply contracts with any of our significant customers.

E&S's Sales Will Decrease if We Fail to Maintain Our International Business

            Any reduction of our international business could significantly affect our sales. Our international business accounted for 36% of our 2000 sales. We expect that international sales will continue to be a significant portion of our overall business in the foreseeable future.

            Our international business experiences many of the same risks our domestic business encounters as well as additional risks such as exposure to currency fluctuations and changes in foreign economic and political environments. Despite our exposure to currency fluctuations, we are not engaged in any material hedging activities to offset the risk of exchange rate fluctuations. The ongoing economic crisis affecting the Asian markets is an example of a change in a foreign economic environment that could affect our international business. Any similar economic downturns may also decrease the number of orders we receive and our receivable collections.

            Our international transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and widely differing legal systems, customs, and standards in foreign countries. In addition, our international sales often include sales to various foreign government armed forces, with many of the same inherent risks associated with United States government sales identified previously.

Future Losses Could Impair Our Ability to Raise Capital or Borrow Money and Consequently Affect Our Stock Price

            Although we recorded net sales of $167.0 million for the twelve months ended December 31, 2000, we incurred a net loss of $69.6 million in 2000. We have incurred net losses totaling $109.0 million over the past three years. We cannot assure you that we will be profitable in future periods. Losses in future periods could impair our ability to raise additional capital or borrow money as needed, could decrease our stock price and could cause a violation of certain covenants in our credit facility.

If E&S's Commercial Simulation Business Fails, E&S's Sales will Decrease

            We have no assurance that our commercial simulation (airline) business will continue to succeed. Our commercial simulation business currently accounts for approximately 15% to 20% of our sales. This business is subject to many of the risks related to the commercial simulation market that may adversely affect our business. The following risks are characteristic of the commercial simulation market:

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

            We may not be able to successfully integrate any businesses that we acquire into our existing operations. If we cannot successfully integrate acquisitions, our operating expenses may increase. This increase would affect our net earnings, which could adversely affect the value of our outstanding securities. Moreover, these types of transactions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect our profitability. These transactions involve numerous other risks as well, including the diversion of management attention from other business concerns, entry into markets in which we have had no or only limited experience, and the potential loss of key employees of acquired companies. Occurrence of any of these risks could have a material adverse effect on us.

Our Contemplated Business Arrangements to Enhance the Value of our REALimage Solutions Group and RAPIDsite Business May not be Successful.

            We are considering various business arrangements relating to our REALimage Solutions Group and our RAPIDsite business in order to enhance the value of these businesses, including, but not limited to, transferring the assets of each of these two businesses to wholly-owned subsidiaries and seeking outside investment to assist with the development of the products of these businesses. However, we may not be able to identify suitable parties, joint venture candidates, or transaction counterparties. Also, even if we can identify suitable parties, we may not be able to obtain the financing necessary to complete any such transaction or consummate these transactions on terms that we find favorable. These transactions involve numerous other risks as well, including the diversion of management attention from other business concerns and entry into markets in which we have had only limited experience. Occurrence of any of these risks could have a material adverse effect on us.

E&S's Shareholders May Not Realize Certain Opportunities Because of the Anti-Takeover Effect of State Law

            We may be subject to the Utah Control Shares Acquisition Act which provides that any person who acquires 20% or more of the outstanding voting shares of a publicly held Utah corporation will not have voting rights with respect to the acquired shares unless a majority of the disinterested shareholders of the corporation votes to grant such rights. This could deprive shareholders of opportunities to realize takeover premiums for their shares or other advantages that large accumulations of stock would provide because anyone interested in acquiring E&S could only do so with the cooperation of our board of directors.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The principal market risks to which the Company is exposed are changes in foreign currency exchange rates and changes in interest rates. The Company's international sales, which accounted for 36% of the Company's total sales in 2000 are concentrated in the United Kingdom, continental Europe and Asia. Foreign currency purchase and sale contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for trading purposes and does not use leveraged contracts. As of December 31, 2000, the Company had no material sales or purchase contracts in currencies other than U.S. dollars and had no foreign currency sales or purchase contracts.

            The Company reduces its exposure to changes in interest rates by maintaining a high proportion of its debt in fixed-rate instruments. As of December 31, 2000, 71% of the Company's total debt was in fixed-rate instruments. Had the Company fully drawn on its $30 million revolving line of credit with Foothill Capital Corporation and its foreign line of credit, 48% of the Company's total debt would be in fixed-rate instruments. In addition, the Company maintains an average maturity of its short-term investment portfolio under three months to avoid large changes in its market value. As of December 31, 2000, all investments had maturities within 90 days.

            The information below summarizes the Company's market risks associated with debt obligations as of December 31, 2000. Fair values have been determined by quoted market prices. For debt obligations, the table below presents the principal cash flows and related interest rates at year end by fiscal year of maturity. Bank borrowings bear variable rates of interest and the 6% Debentures bear a fixed rate of interest. The information below should be read in conjunction with note 11of Notes to the Consolidated Financial Statements in Part II of this annual report.

                                                                                         There-               Fair
                              Rate      2001      2002      2003      2004      2005     after      Total     Value
                            --------   -------   -------   -------   -------   -------   -------   -------   -------
Debt
Notes payable ...........    Various   $   344        --        --        --        --        --   $   344   $   344
                                       =======   =======   =======   =======   =======   =======   =======   =======

6% Debentures ...........      6.0%         --        --        --        --        --   $18,015   $18,015   $ 7,927

Bank borrowings .........     12.5%         --   $ 7,344   $   204        --        --        --     7,548     7,548
                                       -------   -------   -------   -------   -------   -------   -------   -------

Total long-term debt ....                   --   $ 7,344   $   204        --        --   $18,015   $25,563   $15,475
                                       =======   =======   =======   =======   =======   =======   =======   =======

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following constitutes a list of Financial Statements included in Part II of this report:

     o    Report of Management

     o    Report of Independent Accountants

     o    Consolidated Balance Sheets as of December 31, 2000 and 1999

     o Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2000

     o Consolidated Statements of Comprehensive Loss for each of the years in the three-year period ended December 31, 2000

     o Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2000

     o Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000

     o Notes to Consolidated Financial Statements for each of the years in the three-year period ended December 31, 2000

     The following consists of a list of Financial Statement Schedules included in Part IV of this report:

     o Schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2000

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

             James R. Oyler                    William M. Thomas
             President and                     Vice President and
             Chief Executive Officer           Chief Financial Officer


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

            We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans & Sutherland Computer Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                               KPMG LLP

Salt Lake City, Utah
February 15, 2001


            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                                   December 31,
                                                                          ------------------------------
                                                                              2000              1999
                                                                          ------------      ------------
Assets:
   Cash and cash equivalents ....................................        $     11,898      $     22,110
   Restricted cash ..............................................               2,024                --
   Short-term investments .......................................                  --               748
   Accounts receivable, less allowances for doubtful
      receivables of $4,411 in 2000 and $1,322 in 1999 ..........              34,572            28,743
   Inventories ..................................................              38,383            40,588
   Costs and estimated earnings in excess of billings
      on uncompleted contracts ..................................              68,464            80,457
   Deferred income taxes ........................................                  --            15,923
   Prepaid expenses and deposits ................................               5,326             7,844
                                                                         ------------      ------------
            Total current assets ................................             160,667           196,413

Property, plant and equipment, net ..............................              48,665            52,184
Investment securities ...........................................               5,429             4,467
Deferred income taxes ...........................................                  --             4,418
Goodwill and other intangible assets, net .......................                 374               552
Other assets ....................................................                 943               430
                                                                         ------------      ------------
            Total assets ........................................        $    216,078      $    258,464
                                                                         ============      ============

Liabilities and stockholders' equity:
   Current portion of long-term debt ............................        $        344      $         --
   Line of credit agreements ....................................                  --             2,657
   Accounts payable .............................................              27,087            19,575
   Accrued expenses .............................................              39,832            40,119
   Customer deposits ............................................               3,908             4,720
   Billings in excess of costs and estimated earnings on
      uncompleted contracts .....................................              27,710            12,412
                                                                         ------------      ------------
            Total current liabilities ...........................              98,881            79,483
                                                                         ------------      ------------
Long-term debt ..................................................              25,563            18,015
                                                                         ------------      ------------
Commitments and contingencies (notes 7, 10 and 14)

Redeemable preferred stock, class B-1, no par value; authorized
   1,500,000 shares; issued and outstanding 901,408 shares ......              24,000            23,772
                                                                         ------------      ------------
Stockholders' equity:
   Preferred stock, no par value; authorized 8,500,000 shares;
      no shares issued and outstanding ..........................                  --                --
   Common stock, $.20 par value; authorized 30,000,000 shares;
     issued 9,772,118 shares in 2000 and 9,678,938 shares in 1999               1,954             1,936
   Additional paid-in capital ...................................              24,752            24,086
   Common stock in treasury, at cost; 352,500 shares ............              (4,709)           (4,709)
   Retained earnings ............................................              46,018           115,816
   Accumulated other comprehensive income .......................                (381)               65
                                                                         ------------      ------------
            Total stockholders' equity ..........................              67,634           137,194
                                                                         ------------      ------------
            Total liabilities and stockholders' equity ..........        $    216,078      $    258,464
                                                                         ============      ============

          See accompanying notes to consolidated financial statements


            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                 Year ended December 31,
                                                                        2000              1999              1998
                                                                    ------------      ------------      ------------
Sales ......................................................        $    166,980      $    200,885      $    191,766
Cost of sales ..............................................             137,532           127,556           110,320
Write-off of inventories ...................................                  --            13,230                --
                                                                    ------------      ------------      ------------
            Gross profit ...................................              29,448            60,099            81,446
                                                                    ------------      ------------      ------------
Expenses:
   Selling, general and administrative .....................              34,229            43,039            40,088
   Research and development ................................              44,264            44,358            31,797
   Amortization of goodwill and other intangible assets ....                 177             1,515             4,767
   Impairment loss .........................................                  --             9,693                --
   Restructuring charge ....................................                (761)            1,460                --
   Write-off of acquired in-process technology .............                  --                --            20,780
                                                                    ------------      ------------      ------------
               Operating expenses ..........................              77,909           100,065            97,432
                                                                    ------------      ------------      ------------
                                                                         (48,461)          (39,966)          (15,986)
Gain on sale of business unit ..............................               1,918                --                --
                                                                    ------------      ------------      ------------
               Operating loss ..............................             (46,543)          (39,966)          (15,986)

Other income (expense):
   Interest income .........................................                 659             1,849             2,659
   Interest expense ........................................              (2,195)           (1,333)           (1,335)
   Loss on write down of investment securities .............              (7,786)             (350)           (1,075)
   Gain on sale of investment securities ...................               6,472                --             2,493
   Other ...................................................              (1,154)              933              (613)
                                                                    ------------      ------------      ------------
                                                                          (4,004)            1,099             2,129
                                                                    ------------      ------------      ------------
Loss before income taxes ...................................             (50,547)          (38,867)          (13,857)

Income tax expense (benefit) ...............................              19,023           (15,413)            2,126
                                                                    ------------      ------------      ------------
             Net loss ......................................             (69,570)          (23,454)          (15,983)

Accretion of redeemable preferred stock ....................                 228               228                95
                                                                    ------------      ------------      ------------
Net loss applicable to common stock ........................        $    (69,798)     $    (23,682)     $    (16,078)
                                                                    ============      ============      ============
Net loss per common share:
   Basic and Diluted .......................................        $      (7.45)     $      (2.49)     $      (1.70)
                                                                    ============      ============      ============

Basic and diluted weighted average common shares outstanding               9,372             9,501             9,461
                                                                    ============      ============      ============

          See accompanying notes to consolidated financial statements


            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)


                                                                          Year ended December 31,
                                                                  2000             1999             1998
                                                              ------------     ------------     ------------

Net loss .............................................        $    (69,570)    $    (23,454)    $    (15,983)

Other comprehensive income (loss):
   Foreign currency translation adjustments ..........                (419)            (337)             126
   Unrealized losses on securities ...................                 (27)             (48)             (89)
   Reclassification adjustment for losses included
       in net loss ...................................                  --              275               --
                                                              ------------     ------------     ------------
Other comprehensive income (loss) before income taxes                 (446)            (110)              37

Income tax expense related
   to items of other comprehensive income (loss) .....                  --               70               12
                                                              ------------     ------------     ------------
Other comprehensive income (loss), net of income taxes                (446)            (180)              25
                                                              ------------     ------------     ------------
Comprehensive loss ...................................        $    (70,016)    $    (23,634)    $    (15,958)
                                                              ============     ============     ============







           See accompanying notes to consolidated financial statements


            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)


                                                                                                    Accumulated
                                         Common Stock         Additional                               Other
                                    ----------------------     Paid-In     Treasury     Retained   Comprehensive
                                     Shares       Amount       Capital       Stock      Earnings       Income       Total
                                    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1997 ....       9,067    $   1,813    $   8,025    $      --    $ 155,576    $     220    $ 165,634

Issuance of common stock for cash         156           32        1,990           --           --           --        2,022
Common stock issued in
   connection with acquisitions .       1,109          222       28,373           --           --           --       28,595
Common stock repurchased
   and retired ..................        (734)        (147)     (15,538)          --           --           --      (15,685)
Compensation expense on
   employee stock purchase plan .          --           --          186           --           --           --          186
Tax benefit from issuance of
   common stock to employees ....          --           --          384           --           --           --          384
Other comprehensive income ......          --           --           --           --           --           25           25
Net loss ........................          --           --           --           --      (15,983)          --      (15,983)
Accretion of redeemable
   preferred stock ..............          --           --           --           --          (95)          --          (95)
                                    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1998 ....       9,598        1,920       23,420           --      139,498          245      165,083

Issuance of common stock for cash         142           28        1,361           --           --           --        1,389
Repurchase of 413,500 common
   shares .......................         (61)         (12)        (911)      (4,709)          --           --       (5,632)
Compensation expense on
   employee stock purchase plan .          --           --          117           --           --           --          117
Tax benefit from issuance of
   common stock to employees ....          --           --           99           --           --           --           99
Other comprehensive loss ........          --           --           --           --           --         (180)        (180)
Net loss ........................          --           --           --           --      (23,454)          --      (23,454)
Accretion of redeemable
    preferred stock .............          --           --           --           --         (228)          --         (228)
                                    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1999 ....       9,679        1,936       24,086       (4,709)     115,816           65      137,194

Issuance of common stock for cash          93           18          562           --           --           --          580
Compensation expense on
   employee stock purchase plan .          --           --          104           --           --           --          104
Other comprehensive loss ........          --           --           --           --           --         (446)        (446)
Net loss ........................          --           --           --           --      (69,570)          --      (69,570)
Accretion of redeemable
    preferred stock .............          --           --           --           --         (228)          --         (228)
                                    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 2000 ....       9,772    $   1,954    $  24,752    $  (4,709)   $  46,018    $    (381)   $  67,634
                                    =========    =========    =========    =========    =========    =========    =========





           See accompanying notes to consolidated financial statements


            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                  Year ended December 31,
                                                                                             2000          1999          1998
                                                                                          ----------    ----------    ----------
Cash flows from operating activities:
   Net loss ...........................................................................   $  (69,570)   $  (23,454)   $  (15,983)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Write-off of inventories .....................................................           --        13,230            --
         Impairment loss ..............................................................           --         9,693            --
         Depreciation and amortization ................................................       14,264        15,499        15,934
         Gain on sale of a business unit ..............................................       (1,918)           --            --
         Loss on disposal of property, plant and equipment ............................        2,794            --            --
         Provision for losses on accounts receivable ..................................        3,829           558           496
         Provision for obsolete and excess inventories ................................        6,613           910         1,987
         Provision for warranty expense ...............................................        1,189           958           872
         Deferred income taxes ........................................................       20,341        (8,475)       (2,919)
         Loss on write-down of investment securities ..................................        7,786           350         1,075
         Gain on sale of investment securities ........................................       (6,472)           --        (2,493)
         Write-off of acquired in-process technology ..................................           --            --        20,780
         Other, net ...................................................................          852           732           868
         Changes in assets and liabilities, net of effect of purchase/sale of business:
            Accounts receivable .......................................................       (9,977)       17,474        (3,613)
            Inventories ...............................................................       (5,992)       (6,104)      (28,867)
            Costs and estimated earnings in excess of billings on
                uncompleted contracts, net ............................................       27,296       (16,446)       (6,110)
            Prepaid expenses and deposits .............................................        2,407          (565)       (3,533)
            Accounts payable ..........................................................        6,932        (5,041)        5,699
            Accrued expenses ..........................................................       (1,720)        9,695        (1,739)
            Customer deposits .........................................................         (812)        1,381        (3,235)
                                                                                          ----------    ----------    ----------
                  Net cash provided by (used in) operating activities .................       (2,158)       10,395       (20,781)
                                                                                          ----------    ----------    ----------
Cash flows from investing activities:
   Purchases of short-term investments ................................................       (1,875)      (14,700)      (22,217)
   Proceeds from sale of short-term investments .......................................        2,627        39,767        47,691
   Purchase of investment securities ..................................................         (500)         (636)         (541)
   Proceeds from sale of investment securities ........................................        1,428            --         3,304
   Proceeds from sale of business unit ................................................        1,400            --            --
   Investment in joint venture ........................................................         (754)           --            --
   Purchases of property, plant and equipment .........................................      (13,868)      (14,530)      (18,516)
   Proceeds from sale of property, plant and equipment ................................        1,382            --            --
   Proceeds from sale of certain manufacturing assets .................................           --         6,010            --
   Payments for business acquisitions, net of cash acquired ...........................           --            --        (7,603)
                                                                                          ----------    ----------    ----------
                  Net cash provided by (used in) investing activities .................      (10,160)       15,911         2,118
                                                                                          ----------    ----------    ----------
Cash flows from financing activities:
   Borrowings under line of credit agreements and other long-term debt ................       22,365           716         3,915
   Payments under line of credit agreements and other long-term debt ..................      (16,919)       (1,869)       (1,575)
   Payments of debt issuance costs ....................................................       (1,296)           --            --
   Increase in restricted cash ........................................................       (2,024)           --            --
   Proceeds from issuance of common stock .............................................          580         1,389         2,022
   Proceeds from issuance of preferred stock ..........................................           --            --        23,544
   Payments for repurchases of common stock ...........................................           --        (5,478)      (15,685)
                                                                                          ----------    ----------    ----------
                  Net cash provided by (used in) financing activities .................        2,706        (5,242)       12,221
                                                                                          ----------    ----------    ----------
Effect of foreign exchange rates on cash and cash equivalents .........................         (600)         (788)          100
                                                                                          ----------    ----------    ----------
Net change in cash and cash equivalents ...............................................      (10,212)       20,276        (6,342)
Cash and cash equivalents at beginning of year ........................................       22,110         1,834         8,176
                                                                                          ----------    ----------    ----------
Cash and cash equivalents at end of year ..............................................   $   11,898    $   22,110    $    1,834
                                                                                          ==========    ==========    ==========

Supplemental  Disclosures of Cash Flow Information
Cash paid (received) during the year for:
   Interest ...........................................................................   $    1,539    $    1,321    $    1,309
   Income taxes .......................................................................       (5,887)       (5,846)        7,130
Accretion of redeemable preferred stock ...............................................          228           228            95


          See accompanying notes to consolidated financial statements

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           December 31, 2000, December 31, 1999 and December 31, 1998


(1)         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Description of Business

            Evans & Sutherland Computer Corporation ("E&S" or the "Company") is an established high-technology company with outstanding computer graphics technology and a worldwide presence in high-performance 3D visual simulation. In addition, E&S is now applying this core technology into higher-growth personal computer ("PC") products for both simulation and workstations. The Company's core computer graphics technology is used to produce high performance image generators for simulation including PC-based visual system products, to provide graphics acceleration technology to the professional digital content creation market, and to apply the Company's core technologies to the expanding market of PC-based applications and products.

            Basis of Presentation

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 1999 and 1998 consolidated financial statements and notes to conform to the 2000 presentation.

            Liquidity

            Management believes that existing cash, cash equivalents, borrowings available under its various borrowing facilities, other asset-related cash sources and expected cash from future operations will be sufficient to meet the Company's anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months. The Foothill Facility expires in December 2002 and the Overdraft Facility expires on November 30, 2001 (see note 11). There can be no assurances that the Company will be successful in renegotiating its existing borrowing facilities or obtaining additional debt or equity financing. The Company's cash and cash equivalents, subject to various restrictions, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

            In the event the Company's various borrowing facilities were to become unavailable, the Company were unable to timely deliver products pursuant to the terms of various agreements with third parties, or certain of the Company's contracts were adversely impacted for failure to meet delivery requirements, the Company may be unable to meet its anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term and long-term basis.

            Revenue Recognition

            Sales includes revenue from system and software products, software license rights and service contracts.

            The Company has adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition, as modified by SOP 98-9. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. The revenue allocated to software products is generally recognized upon delivery of the products. The revenue allocated to post-contract customer support is generally recognized over the support period.

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

            Cash and Cash Equivalents

            The Company considers all highly liquid financial instruments purchased with an original maturity to the Company of 90 days or less to be cash equivalents. Cash equivalents consist of debt securities and money market funds of $3.8 million and $15.5 million as of December 31, 2000 and 1999, respectively.

            Restricted Cash

            The  Company  has  restricted  deposits  pledged  as  collateral  on
            overdraft   protection,   letters  of  credit  and   certain   other
            obligations all of which mature or expire within one year.

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

            Accounting for Impairment of Long-Lived Assets

            The Company periodically reviews the value assigned to the separate components of goodwill, intangibles and other long-lived assets through comparison to anticipated, undiscounted cash flows from the underlying assets to assess recoverability. The assets are considered to be impaired when the expected future undiscounted cash flows from these assets do not exceed the carrying balances of the related assets. The impairment loss of $9.7 million for the year ended December 31, 1999, as determined in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, relates to the write-down to fair value of goodwill, intangibles and other long-lived assets acquired in the acquisition of AccelGraphics, Inc. ("AGI") and Silicon Reality, Inc. ("SRI"). Fair value was determined utilizing discounted cash flow analyses and the replacement cost approach. The impairment loss consisted of the write-off of $4.9 million of goodwill, $4.4 million of intangible assets and $0.4 million of property, plant and equipment.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

            Goodwill and Other Intangible Assets

            Goodwill and other intangible assets consist primarily of goodwill and other intangible assets recorded in connection with the acquisitions of AccelGraphics, Inc. and Silicon Reality, Inc. on June 26, 1998. The other intangible assets are being amortized using the straight-line method over six months to seven years. As of December 31, 2000 and 1999, accumulated amortization of goodwill and other intangible assets was $15.9 million and $15.7 million, respectively.

            Software Development Costs

            Software development costs, if material, are capitalized from the date technological feasibility is achieved until the product is available for general release to customers. Such deferrable costs have not been material during the periods presented.

            Investments

            The Company classifies its marketable debt and equity securities as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a component of accumulated other comprehensive income until realized. Dividend income is recognized when earned. Realized gains and losses from the sale of securities are included in results of operations and are determined on the specific-identification basis. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis for both marketable and nonmarketable investment securities.

            Nonmarketable investment securities are recorded at the lower of cost or fair value. Some of the factors that are considered in determining the fair value of these securities include analyses of each investee's financial condition and operations, the status of its technology and strategies in place to achieve its objectives. The Company's 50% investment in a joint venture is stated at cost, adjusted for equity in undistributed earnings since acquisition.

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

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            Stock-Based Compensation

            The Company has adopted the footnote disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"),
            Accounting for Stock Based Compensation. SFAS 123 encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS 123.

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

            Foreign Currency Translation

            The local foreign currency is the functional currency for the Company's German subsidiaries. The United Kingdom subsidiary uses the U.S. dollar as its functional currency. Assets and liabilities of German operations are translated to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Sales and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translation are reported as a separate component of stockholders' equity. Certain transactions of the German subsidiaries are denominated in currencies other than the functional currency, including transactions with the parent company. Transaction gains and losses are included in other income (expense) for the period in which the transaction occurs.

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

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            In accordance with accounting for long-term contracts, the Company records an asset for costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2000, $46.0 million of the costs and estimated earnings in excess of billings on uncompleted contracts pertain to five contracts with five different customers. The billing of these amounts is contingent upon the successful completion of contractual milestones related to the delivery and integration of Harmony image generators. The Company expects to achieve these billing milestones during 2001. The Company's inability to achieve these contractual milestones may significantly impact the realization of such amounts.

            Recent Accounting Pronouncements

            In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal years beginning after June 15, 2000. SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company adopted SFAS 133 as of January 1, 2001. The impact of adopting SFAS 133 is not anticipated to be material to the financial statements.

            In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's adoption of SAB 101 in the fourth quarter of 2000 did not have a material impact on its financial statements.

(2)         BUSINESS ACQUISITIONS AND DISPOSITIONS

            In December 2000, the Company completed the divestiture of its German subsidiary via a management-led buyout and recorded a loss of $0.3 million. The former subsidiary, which was called Evans & Sutherland Computer GmbH, now operates under a new name. The divested company has no remaining connection with E&S. The Company will continue to operate in Germany and throughout Europe under its own name, providing marketing, sales, and support for the Company's growing visual systems business and traditional customer base.

            On March 28, 2000, the Company sold certain assets of its Applications Group relating to digital video products to RT-SET Real Time Synthesized Entertainment Technology Ltd. and its subsidiary, RT-SET America Inc., for $1.4 million in cash, common stock of RT-SET Real Time Synthesized Entertainment Technology Ltd. valued at approximately $1.0 million, and the assumption of certain liabilities. On June 15, 2000, the Company received additional common stock of RT-SET Real Time Synthesized Entertainment Technology Ltd. valued at $1.5 million as consideration for the successful development of a product included in the purchased assets. The Company recognized a gain of $1.9 million on the sale of these assets.

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

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

            The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired (including acquired in-process technology) is summarized as follows (dollars in thousands):

            Total Purchase Price:

               Total cash consideration            $  24,688
               Total stock consideration              25,695
               Value of options assumed                3,400
               Transaction costs                       1,350
                                                   ---------
                                                   $  55,133
                                                   =========

                                                                   Amortization
                                                                      Period
                                                                     (Months)
                                                                   ------------
            Purchase Price Allocation:

            Net tangible assets                    $  17,329
            Intangible assets:
               Workforce-in-place                      1,019            60
               Customer list                             250            60
               AccelGraphics name                        699            36
               Current products                        5,640          6 - 24
               Core technology                         1,754            84
               Goodwill                                7,662            84
            In-process technology                     20,780         Expensed
                                                   ---------
                                                   $  55,133
                                                   =========

            At the time of the acquisition, the estimated costs to complete the projects related to in-process technology were $1.2 million. As of December 31, 1999 and 1998, costs incurred on these projects were $2.6 million and $0.9 million, respectively. All projects were complete as of December 31, 1999 and no further costs are expected to be incurred.

            The following unaudited pro forma financial information (in thousands, except per share amounts) presents the combined results of operations of the Company, AGI and SRI for 1998 as if the acquisitions had occurred as of the beginning of 1998, after giving effect to certain adjustments, including, but not limited to, amortization of goodwill and other intangible assets, decreased interest income and entries to conform to the Company's accounting policies. The $20.8 million charge for acquired in-process technology has been excluded from the pro forma results as it is a material non-recurring charge.


             Net sales                              $   208,503
             Net loss                                    (4,836)
             Loss per share:
                Basic                                     (0.46)
                Diluted                                   (0.46)

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)         SHORT-TERM INVESTMENTS

            At December 31, 1999, the Company had short-term available-for-sale marketable investments of $0.8 million stated at cost, which approximates market. Short-term investments consisted of state and municipal securities maturing in one year or less.


(4)         INVENTORIES

            Inventories consist of the following (in thousands):

                                                    December 31,
                                                 2000           1999
                                             ------------   ------------

            Raw materials                    $     26,701   $     26,803
            Work-in-process                         9,219         11,479
            Finished goods                          2,463          2,306
                                             ------------   ------------
                                             $     38,383   $     40,588
                                             ============   ============

           During the third quarter of 1999, the Company performed significant testing of the software relating to its Harmony image generator product that had been delayed. As a result of the testing, the Company determined that certain of the inventories previously purchased for the Harmony image generator had become technologically obsolete and did not properly function with the updated software. In connection with this assessment, the Company recorded a charge of $12.1 million to write-off obsolete, excess and overvalued inventories. In addition, during the third quarter of 1999, the Company wrote-off $1.1 million of inventories related to end-of-life or abandoned product lines in the REALimage Solutions Group.


(5)         COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

            Comparative information with respect to uncompleted contracts is summarized as follows (in thousands):

                                                                       December 31,
                                                                   2000           1999
                                                               ------------   ------------
            Accumulated costs and estimated
               earnings on uncompleted contracts               $    252,012   $    350,193
            Less total billings on uncompleted contracts           (211,258)      (282,148)
                                                               ------------   ------------
                                                               $     40,754   $     68,045
                                                               ============   ============
            Costs and estimated earnings in excess of
               billings on uncompleted contracts               $     68,464   $     80,457
            Billings in excess of costs and estimated
               earnings on uncompleted contracts                    (27,710)       (12,412)
                                                               ------------   ------------
                                                               $     40,754   $     68,045
                                                               ============   ============

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)         PROPERTY, PLANT AND EQUIPMENT

            The cost and estimated useful lives of property, plant and equipment are summarized as follows (dollars in thousands):


                                                             Estimated             December 31,
                                                            useful lives       2000            1999
                                                            ------------   ------------    ------------
            Land                                                 --        $         --    $      1,436
            Buildings and improvements                        40 years           41,343          39,983
            Manufacturing machinery and equipment           3 to 8 years         80,212          86,433
            Office furniture and equipment                    8 years             6,308           9,265
            Construction-in-process                              --               2,779           3,559
                                                                           ------------    ------------
                                                                                130,642         140,676
            Less accumulated depreciation and amortization                      (81,977)        (88,492)
                                                                           ------------    ------------
                                                                           $     48,665    $     52,184
                                                                           ============    ============

            All buildings and improvements owned by the Company are constructed on land leased from an unrelated third party. Such leases extend for a term of 40 years from 1986, with options to extend two of the leases for an additional 40 years and the remaining five leases for an additional ten years. At the end of the lease term, including any extension, the buildings and improvements revert to the lessor.


(7)         LEASES

            The Company leases certain of its buildings and related improvements to third parties under noncancelable operating leases. Cost and accumulated depreciation of the leased buildings and improvements at December 31, 2000 were $8.9 million and $3.5 million, respectively. Rental income for all operating leases for 2000, 1999 and 1998 was $1.8 million, $1.6 million and $1.5 million, respectively.

            The Company occupies real property and uses certain equipment under lease arrangements that are accounted for as operating leases. Rental expenses for all operating leases for 2000, 1999 and 1998 were $1.6 million, $2.1 million and $2.3 million, respectively.

            At December 31, 2000, the future minimum rental income and lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

                                                    Rental         Rental
                                                    Income       Commitment
                                                 ------------   ------------
               Year ending December 31,
                 2001                            $      2,202   $      1,816
                 2002                                   2,120          1,478
                 2003                                   2,097          1,339
                 2004                                   1,218            878
                 2005                                   1,050            608
                 Thereafter                             1,050          9,155
                                                 ------------   ------------
                                                 $      9,737   $     15,274
                                                 ============   ============

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)         INVESTMENTS

            The Company had the following investments in marketable equity securities, adjusted for unrealized holding gains and losses and other-than-temporary declines in fair value, nonmarketable equity securities, adjusted for other-than-temporary declines in fair value and a joint venture (in thousands):

                                                                      December 31,
                                                                  2000           1999
                                                              ------------   ------------
            Marketable securities:
              Cypress Semiconductor,  Inc. (Cypress)          $      3,276   $         --
              vi[z]rt (formerly RT-SET Real Time
                 Synthesized Entertainment Technology Ltd.)            358             --
              Iwerks Entertainment, Inc. (Iwerks)                        9            150
              C3-D Digital Inc. (C3-D)                                  16            525
                                                              ------------   ------------
                                                                     3,659            675
                                                              ------------   ------------
            Nonmarketable securities:
              Silicon Light Machines, Inc.  (SLM)                       --          3,276
              Quantum Vision, Inc. (Quantum)                           500             --
              Total Graphics Solutions N.V. (TGS)                      500            500
              Other                                                     16             16
                                                              ------------   ------------
                                                                     1,016          3,792
                                                              ------------   ------------
            Investment in joint venture:
              Quest Flight Training Ltd.                               754             --
                                                              ------------   ------------
            Total investment securities                       $      5,429   $      4,467
                                                              ============   ============


            Cypress is a global supplier of high-performance integrated circuits. vi[z]rt develops and markets fully integrated broadcast graphics solutions using real-time visualization systems. Iwerks designs, engineers, manufactures, markets and services high-tech entertainment attractions which employ a variety of projection, show control, ride simulation and software technologies. C3-D develops and manufacturers three-dimensional imagery and virtual reality entertainment for television and the Internet. Quantum is a start-up company that owns patented technology to improve cathode raytube
            (CRT) performance used in large projection systems. TGS develops and markets portable graphics software tools, which provide hardware independence for application developers. Each investment in nonmarketable investment securities was made either to enhance a current technology of the Company or to complement the Company's strategic direction.

            The Company owns, including total shares purchased or available to purchase under warrants, less than 15% of the outstanding common stock and common stock equivalents of Quantum and TGS. The Company has one of six seats on TGS's board of directors. There are no intercompany transactions, technological dependencies, related guarantees, obligations, contingencies, interchange of personnel, nor ability to exercise significant influence on any of the companies in which the Company has investments. Accordingly, the Company accounts for Quantum and TGS utilizing the cost method.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            The Company has a 50% interest in Quest Flight Training Ltd. (Quest), a joint venture providing aircrew training services for the United Kingdom Ministry of Defence under a 30 year contract. The investment is accounted for under the equity method. Equity in earnings of Quest of $43,000 in 2000 is recorded in other income (expense). The Company guarantees a portion of the joint venture's third-party borrowings. At December 31, 2000, Quest had outstanding debt of $2.1 million. Management believes, based on current facts and circumstances and the joint venture's financial position, that the likelihood of a payment pursuant to such guarantee is remote.

            During 2000, the Company recognized a $6.7 million gain on the sale of the Company's investment in SLM to Cypress in which the Company received shares of Cypress stock which was offset by a $0.2 million loss on the subsequent sale of certain Cypress shares. During 1998, the Company sold all of its holdings in Sense8 Corporation for net proceeds of $3.3 million, recognizing a $2.5 million gain. During 2000, 1999 and 1998, the Company wrote down its investments in marketable securities by $7.8 million, $0.4 million and $1.5 million, respectively, due to other-than-temporary declines in market value. These amounts are recorded in other income (expense), net in the Company's consolidated statements of operations.


(9)         ACCRUED EXPENSES

            Accrued expenses consist of the following (in thousands):
                                                                           December 31,
                                                                      2000             1999
                                                                  ------------     ------------
            Pension plan obligation (note 10)                     $     13,305     $     12,124
            Compensation and benefits                                   11,277           13,021
            Liquidated damages and late delivery penalties               3,091            8,200
            Other                                                       12,159            6,774
                                                                  ------------     ------------
                                                                  $     39,832     $     40,119
                                                                  ============     ============

            On October 16, 1997, the Company and CAE Electronics Ltd. ("CAE") entered into a Sub-Contract (the "Sub-Contract") for the Company to design, develop and deliver the visual system components and visual databases required for certain dynamic mission simulators and tactical control centers, to be integrated with the Company's Harmony image generation equipment (the "Harmony VSC"). As of December 31, 1999, the Harmony VSC had not been integrated with the dynamic mission simulators or tactical control centers. Pursuant to the terms of the Sub-Contract, the integration was to be completed during 1999. Consequently, as of December 31, 1999, in accordance with the liquidated damages provision of the Sub-Contract, the Company incurred liquidated damages on this Sub-Contract totaling $6.0 million. The Company and CAE agreed to an interim solution, which provides for the installation of the Company's ESIG 4530 image generators to integrate with the dynamic mission simulators and tactical control centers until the Company's Harmony VSC are able to support the dynamic mission simulators and tactical control centers. As of December 31, 2000, integration of a Harmony VSC with a dynamic mission simulator has been tested. A Harmony VSC is currently being installed and integrated with a dynamic mission simulator at the training site. Upon successful completion of the integration, the ESIG 4530 image generators currently installed at the training site will be replaced with Harmony VSCs. The Company has agreed to pay CAE (i) $0.5 million for reimbursement of certain expenses and costs incurred by CAE relating to the integration and retrofit of the ESIG 4530 to the dynamic mission simulators and tactical control centers and (ii) $5.5 million as liquidated damages resulting from certain delays of the Harmony VSC. As of December 31, 2000, the Company has paid $6.0 million to CAE. If further delays in the integration of the Harmony VSC occur, the Company may be obligated to pay CAE additional liquidated damages. The Company will also be obligated to pay certain costs associated with the anticipated switch-over from the ESIG 4530 to the Harmony VSC. In addition, the Company incurred late delivery penalties related to two other sub-contracts of $0.9 million and $2.2 million in 2000 and 1999, respectively.

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

            The following provides a reconciliation of benefit obligations, plan assets, and funded assets of the Plan and SERP (in thousands):

                                                                   Pension Plan                      SERP
                                                            ---------------------------   ---------------------------
                                                                2000           1999           2000           1999
                                                            ------------   ------------   ------------   ------------
            Change in benefit obligation:
               Beginning of year                            $     36,904   $     42,637   $      5,749   $      5,431
               Service cost                                        2,460          3,252            815            739
               Interest cost                                       2,759          2,892            410            418
               Actuarial (gain) loss                               3,722         (8,780)          (521)           216
               Benefits paid                                      (1,889)        (3,097)          (184)           (92)
               Curtailment                                            --             --             --           (963)
                                                            ------------   ------------   ------------   ------------

               End of year                                  $     43,956   $     36,904   $      6,269   $      5,749
                                                            ============   ============   ============   ============


            Change in plan assets:
               Fair value at beginning of year              $     43,721   $     40,221
               Actual return on plan assets                        2,086          6,597
               Employer contributions                                648             --
               Benefits paid                                      (1,889)        (3,097)
                                                            ------------   ------------

               Fair value at end of year                    $     44,566   $     43,721
                                                            ============   ============



            Reconciliation of funded status:
               Funded status                                $        610   $      6,817   $     (6,269)  $     (5,749)
               Unrecognized actuarial (gain) loss                 (9,018)       (15,254)            68            590
               Unrecognized prior service cost                       730            771            495            543
               Unrecognized transition obligation                     79            158             --             --
                                                            ------------   ------------   ------------   ------------

            Accrued benefit liability                       $     (7,599)  $     (7,508)  $     (5,706)  $     (4,616)
                                                            ============   ============   ============   ============


            Assumptions (weighted average):
               Discount rate                                        7.8%           6.8%           7.3%           7.8%
               Expected return on plan assets                       9.0%           9.0%           N/A            N/A


            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            Net periodic pension and other postretirement benefit costs include the following components (in thousands):

                                                                Pension Plan                        SERP
                                                        -----------------------------    ---------------------------
                                                         2000       1999       1998       2000      1999      1998
                                                        -------    -------    -------    -------   -------   -------
            Components of net periodic benefit cost:
              Service cost                              $ 2,460    $ 3,252    $ 2,601    $   815   $   739   $   828
              Interest cost                               2,759      2,892      2,501        410       418       355
              Expected return on assets                  (3,907)    (3,575)    (3,264)        --        --        --
              Amortization of actuarial (gain) loss        (692)        --        (15)         1        53       143
              Amortization of prior year service cost        41         37          4         48        73        73
              Amortization of transition                     79         79         79         --        --        --
                                                        -------    -------    -------    -------   -------   -------
              Net periodic benefit cost                 $   740    $ 2,685    $ 1,906    $ 1,274   $ 1,283   $ 1,399
                                                        =======    =======    =======    =======   =======   =======


            Deferred Savings Plan - The Company has a deferred savings plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan covers all employees of the Company who have at least one year of service and who are age 18 or older. The Company makes matching contributions of 50 percent of each employee's contribution not to exceed six percent of the employee's compensation. The Company's contributions to this plan for 2000, 1999 and 1998 were $1.0 million, $1.1 million and $1.0 million respectively.

            Life Insurance - The Company purchases company-owned life insurance policies insuring the lives of certain employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as supplemental retirement benefits. At December 31, 2000 and 1999, the investment in the policies was $3.2 million and $3.1 million, respectively, and net life insurance expense was $0.1 million, $0.2 million and $0.5 million for 2000, 1999 and 1998, respectively.


(11)        LONG-TERM DEBT

            Included in long-term debt is approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the "6% Debentures"). The 6% Debentures are unsecured and are convertible at each bondholder's option into shares of the Company's common stock at a conversion price of $42.10 or 428,000 shares of the Company's common stock subject to adjustment. The 6% Debentures are redeemable at the Company's option, in whole or in part, at par.

            The  following  is  a  summary  of  lines  of  credit   (dollars  in
            thousands):

                                                                      2000         1999
                                                                   ----------   ----------
            Balance at end of year                                 $    7,345   $    2,657
            Weighted average interest rate at end of year                12.5%         6.0%
            Maximum balance outstanding during the year            $    7,345   $    4,298
            Average balance outstanding during the year            $    1,612   $    3,320
            Weighted average interest rate during the year                9.6%         6.4%

            The average balance outstanding and weighted average interest rate are computed based on the outstanding balances and interest rates at month-end during each year.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            On March 31, 2000, the Company entered into a secured credit facility (the "Zions Facility") with Zions First National Bank. The Zions Facility provided for borrowings of up to $15.0 million, which included a $7.0 million sublimit for the issuance of letters of credit. In December 2000, the Company entered into a secured credit facility (the "Foothill Facility") with Foothill Capital Corporation ("Foothill"). In connection with the Foothill Facility, additional borrowings under the Zions Facility were terminated in December 2000 and outstanding letters of credit were secured through the issuance of a letter of credit from Wells Fargo Bank, National Association, the parent of Foothill. The Foothill Facility provides for borrowings and the issuance of letters of credit up to $30.0 million. The Foothill Facility expires in December 2002. Borrowings under the Foothill Facility bear interest at the Wells Fargo Bank National Association prevailing prime rate plus 1.5% to 3.0%, depending on the amount outstanding. The Foothill Facility provides Foothill with a first priority perfected security interest in substantially all of the Company's assets, including, but not limited to, all of the Company's intellectual property. Pursuant to the terms of the Foothill Facility, all cash receipts of the Company must be deposited into a Foothill controlled account. The Foothill Facility, among other things, (i) requires the Company to maintain certain financial ratios and covenants, including a minimum tangible net worth that adjusts each quarter and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year; (ii) restricts the Company's ability to incur debt or liens; sell, assign, pledge or lease assets; merge with another company; and
            (iii) restricts the payment of dividends and repurchase of any of the Company's outstanding shares without the prior consent of the lender. The Company is currently in compliance with its financial covenants and ratios, although a continuation of recent negative trends could impact future compliance with such covenants. Should the need arise, the Company will negotiate with Foothill to modify and expand various financial ratios and covenants, however no assurance can be given that such negotiations will result in modifications that will allow the Company to continue to be in compliance or otherwise be acceptable to the Company. As of December 31, 2000, the Company has $7.3 million in outstanding borrowings and $15.2 million in outstanding letters of credit under the Foothill Facility.

            Evans & Sutherland Computer Limited, a wholly-owned subsidiary of Evans & Sutherland Computer Corporation, has a $5.0 million overdraft facility (the "Overdraft Facility") with Lloyds TSB Bank plc ("Lloyds"). Borrowings under the Overdraft Facility bear interest at Lloyds' short-term offered rate plus 1.75% per annum. As of December 31, 2000, there were no borrowings under the Overdraft Facility. The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds' discretion and expires on November 30, 2001. Evans & Sutherland Computer Limited executed a letter of negative pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business. Covenants contained in the Overdraft Facility restrict dividend payments from Evans & Sutherland Computer Limited and require maintenance of certain financial covenants. In addition, at December 31, 2000, the Company has $1.5 million of cash on deposit with Lloyds in a restricted cash collateral account to support certain obligations that the bank guarantees.

            At December 31, 2000, the Company has unsecured letters of credit totaling approximately $1.1 million outstanding with U.S. Bank, N.A. that expire between March 2001 and June 2001.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12)        INCOME TAXES

            Components of income tax expense (benefit) attributable to earnings before income taxes (in thousands):

                                                                              Share
                                                                               and
                                                                              stock
                                                                              option
                                             Current         Deferred         benefit         Total
                                           ------------    ------------    ------------    ------------
            Year ended December 31, 2000:
              Federal                      $     (1,598)   $     17,750    $         --    $     16,152
              State                                (230)          2,591              --           2,361
              Foreign                               510              --              --             510
                                           ------------    ------------    ------------    ------------
                                           $     (1,318)   $     20,341    $         --    $     19,023
                                           ============    ============    ============    ============
            Year ended December 31, 1999:
              Federal                      $     (6,734)   $     (6,816)   $         85    $    (13,465)
              State                                (150)         (2,056)             14          (2,192)
              Foreign                               244              --              --             244
                                           ------------    ------------    ------------    ------------
                                           $     (6,640)   $     (8,872)   $         99    $    (15,413)
                                           ============    ============    ============    ============
            Year ended December 31, 1998:
              Federal                      $      3,520    $     (2,336)   $        330    $      1,514
              State                                 761            (385)             54             430
              Foreign                               182              --              --             182
                                           ------------    ------------    ------------    ------------
                                           $      4,463    $     (2,721)   $        384    $      2,126
                                           ============    ============    ============    ============


            The actual tax expense differs from the expected tax expense (benefit) as computed by applying the U.S. federal statutory tax rate of 35 percent as a result of the following (in thousands):

                                                                   2000            1999            1998
                                                               ------------    ------------    ------------
            Tax (benefit) at U.S. federal statutory rate       $    (17,692)   $    (13,603)   $     (4,850)
            In-process research and development                          --              --           7,245
            Losses (gains) of foreign subsidiaries                       --              --            (101)
            Earnings of foreign sales corporation                        --            (232)           (305)
            State taxes (net of federal income tax benefit)           1,521          (1,425)            280
            Research and development and foreign tax credits           (437)           (925)           (604)
            Foreign taxes                                               510             244             182
            Change in federal valuation allowance                    35,607              --              --
            Other, net                                                 (486)            528             279
                                                               ------------    ------------    ------------
                                                               $     19,023    $    (15,413)   $      2,126
                                                               ============    ============    ============


            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2000 and 1999, are presented below (in thousands):


                                                                           2000            1999
                                                                       ------------    ------------
            Deferred tax assets:
              Warranty, vacation, and other accruals                   $      4,481    $      3,357
              Inventory reserves and other inventory-related
                temporary basis differences                                   4,407           4,106
              Pension accrual                                                 5,204           4,469
              Long-term contract related temporary differences                  612           1,000
              Net operating loss carryforwards                               19,803           2,529
              Unrealized loss on marketable equity securities                    --              17
              Write-down of investment securities                             2,350           1,341
              Liquidated damages and late delivery penalties                    134           3,198
              Credit carryforwards                                            4,987           2,012
              Other                                                             332             343
                                                                       ------------    ------------
                    Total gross deferred tax assets                          42,310          22,372
                    Less valuation allowance                                 40,866             117
                                                                       ------------    ------------
                    Total deferred tax assets                                 1,444          22,255
                                                                       ------------    ------------
            Deferred tax liabilities:
              Intangible assets                                                (111)           (155)
              Plant and equipment, principally due to
                differences in depreciation                                  (1,108)         (1,707)
              Other                                                            (225)            (52)
                                                                       ------------    ------------
                    Total gross deferred tax liabilities                     (1,444)         (1,914)
                                                                       ------------    ------------
                    Net deferred tax asset                             $         --    $     20,341
                                                                       ============    ============

                    Net current deferred tax asset                     $         --    $     15,923
                    Net non-current deferred tax asset                           --           4,418
                                                                       ------------    ------------
                    Net deferred tax asset                             $         --    $     20,341
                                                                       ============    ============

            Worldwide income before income taxes for the years ended December 31, 2000, 1999 and 1998, consisted of the following (in thousands):

                                       2000           1999           1998
                                   ------------   ------------   ------------
                 United States     $    (51,395)  $    (40,113)  $    (15,054)
                 Foreign                    848          1,246          1,197
                                   ------------   ------------   ------------
                                   $    (50,547)  $    (38,867)  $    (13,857)
                                   ============   ============   ============

            The Company has federal net operating loss carryovers of $51.8 million, of which $44.6 million expire in 2020 and the remainder expire between 2006 and 2019, and various tax credit carryovers of $4.0 million that expire between 2003 and 2020. The Company also has state net operating loss carryovers that expire depending on the rules of the various states to which the loss is allocated.

            During the year ended December 31, 2000, the Company increased the valuation allowance approximately $40.7 million. The increase relates primarily to the general valuation allowance established under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when it is more likely than not that the net deferred tax assets will not be realized.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13)        DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying amount of cash and cash equivalents, receivables, line of credit agreements, accounts payable, and accrued expenses approximates fair value because of their short maturity. The fair value of the Company's 6% Debentures ($7.9 million and $13.1 million as of December 31, 2000 and 1999, respectively) is based on quoted market prices.

(14)        COMMITMENTS AND CONTINGENCIES

            On November 27, 2000, the Company entered into a three year agreement with a third party to provide the Company with certain copy service, mail service, software and equipment through November 30, 2003. Minimum commitments under this agreement totaled $1.0 million at December 31, 2000.

            On September 26, 2000, the Company entered into a purchase agreement with a third party that commits the Company to purchase a minimum $4.5 million of licensed products and support for design development software. The agreement is effective for a period of three years with an option to renew the agreement for an additional two-year term.

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

            Certain of the Company's contracts to deliver Harmony image generators contain liquidated damage provisions for delays in delivery. The Company incurred $0.9 million and $8.2 million for such damages in 2000 and 1999, respectively. If further delays in the delivery of the Harmony image generator occur, the Company may incur additional liquidated damages.

(15)        LEGAL PROCEEDINGS

            On May 23, 2000, Lockheed Martin Corporation (the "Plaintiff") served the Company with a civil complaint filed in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida. The Plaintiff alleged in the complaint that the Company breached a contract to provide certain visual systems for the Combined Arms Tactical Trainer program for the United Kingdom Ministry of Defence. The contract has an original value of $33.9 million. In the complaint, the Plaintiff seeks compensatory damages of $8.5 million plus interest as well as consequential damages and attorneys' fees. The $8.5 million being sought from the Company by the Plaintiff was paid to the Company from May 1999 to March 2000 and was recognized as revenue by the Company during 1999. On June 12, 2000, the Company filed its answer and counterclaim. In the counterclaim, the Company alleges as grounds for recovery against the Plaintiff (1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) unjust enrichment, (4) unfair competition, (5) misappropriation of trade secrets, (6) intentional interference with advantageous business relationship, (7) replevin, and (8) promissory estoppel. In its counterclaim, the Company seeks compensatory damages of not less than $10.0 million and not more than $25.4 million. On June 14, 2000, the case was removed to the Orlando Division of the United States District Court for the District of Florida where it currently remains. On July 7, 2000, the Plaintiff answered the Company's counterclaim but also filed a motion for dismissal of the Company's counterclaims for unjust enrichment, unfair competition, promissory estoppel, and incidental damages. On July 24, 2000, the Company filed its opposition to the Plaintiff's motion to dismiss these certain counterclaims of the Company. On

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            October 20, 2000 the court denied the Plaintiff's motion to dismiss in its entirety, without prejudice. On January 16, 2001, the Company filed a motion for partial summary judgement, asking the court to dismiss all of the Plaintiff's breach of contract claims. The court has indicated that it will take the motion under advisement. A trial date is currently set for September 2002. Management disputes the Plaintiff's allegations in the complaint, is vigorously defending the action, and is vigorously prosecuting its counterclaims. Although management believes the Company will ultimately prevail in litigation, an unfavorable outcome of these matters would have a material adverse impact on the Company's financial condition and operations.

            In the normal course of business, the Company has various other legal claims and other contingent matters, including items raised by government contracting officers and auditors. Although the final outcome of such matters cannot be predicted, the Company believes the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations.


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

                                                        2000                     1999                     1998
                                               ----------------------   ----------------------   ----------------------
                                                            Weighted-                Weighted-                Weighted-
                                                             average                  average                  average
                                               Number of    exercise    Number of    exercise    Number of    exercise
                                                shares        price      shares        price      shares        price
                                               ---------    ---------   ---------    ---------   ---------    ---------
            Outstanding at beginning of year       2,087    $   14.05       2,084    $   13.80       1,640    $   20.38
            Granted                                  865         9.18         472        14.25       2,105        16.80
            Assumed in acquisitions                   --           --          --           --         351         9.69
            Exercised                                 (9)        1.03         (84)        7.72        (116)       10.70
            Canceled                                (286)       13.30        (385)       14.32      (1,896)       22.15
                                               ---------                ---------                ---------
            Outstanding at end of year             2,657        12.63       2,087        14.05       2,084        13.80
                                               =========                =========                =========
            Exercisable at end of year             1,480        14.12       1,219        14.16         532        13.74
                                               =========                =========                =========

            Weighted-average fair value of
              options granted during the year                    5.91                     5.32                     5.82

            Shareholders authorized an additional 400,000, 450,000 and 400,000 shares to be granted under the plans during 2000, 1999 and 1998, respectively. As of December 31, 2000, options to purchase 509,000 shares of common stock were authorized and reserved for future grant.

            On September 29, 1998, the Board of Directors approved a stock option repricing program whereby each eligible stock option could be amended to have an exercise price equal to $13.56 (the closing price of the Company stock on September 29, 1998) if the optionee agreed to reduce the amount of options repriced by 20% and to accept an amended vesting period. The vesting period for the repriced options was amended to vest in one year for all options that were vested as of September 29, 1998 and to vest ratably over three years for all options that were not yet vested as of September 29, 1998. As a result, approximately 1,698,000 options were surrendered by employees for approximately 1,354,000 repriced options and are included in the table above. The repriced options expire ten years from the date of the repriced grant.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            The following table summarizes information about fixed stock options outstanding as of December 31, 2000 (options in thousands):

                                             Options outstanding                Options exercisable
                                    -------------------------------------    -------------------------
                                                   Weighted-
                                      Number        average     Weighted-       Number       Weighted-
                   Range of         outstanding    remaining     average     exercisable      average
                   exercise           as of       contractual    exercise       as of         exercise
                    prices           12/31/00        life         price        12/31/00        price
            ---------------------   ----------    -----------   ---------    -----------     ---------
            $   0.73  -  $  10.69          558        9.4       $    8.19              2     $    1.08
               10.75  -     12.25          484        6.6           11.82            262         12.19
               12.36  -     13.25          186        8.0           12.92            114         13.13
               13.31  -     13.56          945        7.7           13.56            781         13.56
               13.56  -     20.88          464        7.0           16.33            302         17.12
               21.25  -     32.87           20        5.6           23.47             19         23.43
                                    ----------                               -----------
                0.73  -     32.87        2,657        7.7           12.63          1,480         14.12
                                    ==========                               ===========


            The Company accounts for these plans under APB 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net loss and loss per common share would have been changed to the following pro forma amounts (in thousands, except per share data):

                                                            2000          1999          1998
                                                         ----------    ----------    ----------
             Net loss                      Pro forma     $  (71,923)   $  (26,995)   $  (21,093)

             Basic and diluted loss
                per common share           Pro forma          (7.67)        (2.84)        (2.22)


            The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 2000, 1999 and 1998:

                                           2000       1999       1998
                                         --------   --------   --------
            Expected life (in years)       4.5        2.6        2.3
            Risk-free interest rate        6.1%       6.3%       4.6%
            Expected volatility             79%        52%        49%
            Dividend yield                  --         --         --


            Stock Purchase Plan - The Company has an employee stock purchase plan whereby qualified employees are allowed to have up to 10% of their annual earnings withheld to purchase the company's common stock at 85% of the market value of the stock at the time of the sale. A total of 500,000 shares are authorized under the plan. Shares totaling 84,000, 58,000 and 43,000 were purchased under this plan in fiscal 2000, 1999 and 1998, and as of December 31, 2000, 113,000 shares were available for future issuance under this plan.

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

            On June 7, 2000, the Company and American Stock Transfer & Trust Company amended the Rights to allow the State of Wisconsin Investment Board to acquire beneficial ownership up to 19.9% of the Company's outstanding common shares without triggering the exercisability of the Rights.

            Preferred Stock - Class B

            The Company has 5,000,000 authorized shares of Class B Preferred Stock. On July 22, 1998, Intel Corporation ("Intel") purchased 901,408 shares of the Company's preferred stock plus a warrant to purchase an additional 378,462 shares of the preferred stock at an exercise price of $33.28125 per share for approximately $24.0 million. In March 2001, Intel converted the 901,408 shares of the Company's preferred stock into 901,408 shares of the Company's common stock. In March 2001, Intel and the Company amended the preferred stock and warrant purchase agreement to terminate certain contractual rights of Intel, including registration rights, board and committee observation rights, right of first refusal, right of participation, right of maintenance, standstill agreement, and right to require the Company to repurchase the preferred stock in the event of any transaction qualifying as a specific corporate event.

(18)        NET INCOME (LOSS) PER COMMON SHARE

            Net income (loss) per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options, warrants, Class B-1 Preferred Stock and the 6% Debentures are considered to be common stock equivalents.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

            In calculating net loss per common share, the net loss was the same for both the basic and diluted calculation. The diluted weighted average number of common shares outstanding during 2000, 1999 and 1998 excludes common stock issuable pursuant to outstanding stock options, the 6% Debentures and the Class B-1 Preferred Stock because to do so would have had an anti-dilutive effect on earnings per common share.

(19)        SEGMENT AND RELATED INFORMATION

            The Company's business units have been aggregated into three reportable segments: simulation, REALimage Solutions and applications. These reportable segments offer different products and services and are managed and evaluated separately because each segment uses different technologies and requires different marketing strategies. The simulation segment provides a broad line of visual systems for flight and ground simulators for training purposes to government, aerospace and commercial airline customers. The REALimage Solutions segment provides graphics acceleration technology to the professional digital content creation market. The applications segment provides digital video applications for entertainment, educational and multimedia industries.

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


                                                                  REALimage
                                                  Simulation      Solutions      Applications       Total
                                                 ------------    ------------    ------------    ------------
            Year ended December 31, 2000:
               Sales                             $    149,909    $      5,736    $     11,335    $    166,980
               Operating loss                         (43,106)        ( 3,132)           (305)        (46,543)

            Year ended December 31, 1999:
               Sales                             $    170,578    $     21,961    $      8,346    $    200,885
               Operating loss                          (8,686)        (26,685)         (4,595)        (39,966)

            Year ended December 31, 1998:
               Sales                             $    167,014    $     17,453    $      7,299    $    191,766
               Operating income (loss)                 22,094         (30,663)         (7,417)        (15,986)


            The operating loss in 1999 for the simulation segment includes a write-off of inventories of $12.1 million. The operating loss in 1999 for the REALimage Solutions segment includes an impairment loss of $9.7 million, a restructuring charge of $1.5 million and a write-off of inventories of $1.1 million. The operating loss in 1998 for the REALimage Solutions segment includes a write-off of acquired in-process technology of approximately $20.8 million.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(20)        GEOGRAPHIC INFORMATION

            The following table presents sales by geographic location based on the location of the use of the product or services. Sales within individual countries greater than 10% of consolidated sales are shown separately (in thousands):

                                                    2000         1999         1998
                                                 ----------   ----------   ----------
            United States                        $  106,045   $  114,190   $  106,858
            United Kingdom                           26,584       50,100       41,029
            Europe (excluding United Kingdom)        21,723       27,777       25,039
            Pacific Rim                               8,162        8,324       18,257
            Other                                     4,466          494          583
                                                 ----------   ----------   ----------
                                                 $  166,980   $  200,885   $  191,766
                                                 ==========   ==========   ==========


            The following table presents property, plant and equipment by geographic location based on the location of the assets (in thousands):

                                                             2000        1999
                                                          ---------   ---------
            United States                                 $  47,777   $  51,715
            Europe                                              888         469
                                                          ---------   ---------
              Total property, plant and equipment, net    $  48,665   $  52,184
                                                          =========   =========


(21)        SIGNIFICANT CUSTOMERS

            Sales to the U.S. government, either directly or indirectly through sales to prime contractors or subcontractors, accounted for $66.7 million or 40% of total sales, $84.5 million or 42% of total sales, and $70.8 million or 37% of total sales in 2000, 1999 and 1998, respectively. Sales to the United Kingdom Ministry of Defence ("UK MOD"), either directly or indirectly through sales to prime contractors or subcontractors, accounted for $22.3 million or 13% of total sales, $33.8 million or 17% of total sales and $32.1 million or 17% of total sales in 2000, 1999 and 1998, respectively.

            In 2000, sales to Lockheed Martin Corporation ("Lockheed") were $22.5 million or 14% of total sales, of which 100% related to U.S. government and UK MOD contracts and sales to Thales Training & Simulation Ltd. were $19.6 million or 12% of total sales, of which 58% related to UK MOD contracts. In 1999, sales to Lockheed were $35.8 million or 18% of total sales, of which 100% related to U.S. government and UK MOD contracts, and sales to The Boeing Company ("Boeing") were $25.4 million or 13% of total sales, of which 100% related to U.S. government and UK MOD contracts. In 1998, sales to Boeing were approximately $28.1 million or 15% of total sales, of which approximately 98% related to U.S. government and UK MOD contracts, and sales to Lockheed were approximately $22.0 million or 11% of total sales, of which approximately 91% related to U.S. government contracts. All sales to significant customers are within the simulation segment.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            Aggregated accounts receivable from agencies of the United States government, either directly or indirectly through prime or subcontractors, was $9.3 million or 24% of gross accounts receivable at December 31, 2000 and $7.2 million or 24% of gross accounts receivable at December 31, 1999. Aggregated accounts receivable from the UK MOD, either directly or indirectly through prime or subcontractors, was $2.1 million or 5% of gross accounts receivable at December 31, 2000 and $5.6 million or 19% of gross accounts receivable at December 31, 1999. Aggregated accounts receivable from the Federal Department of Defense of the Federal Republic of Germany, either directly or indirectly through prime or subcontractors, was $10.6 million or 27% of gross accounts receivable at December 31, 2000 and $3.2 million or 11% of gross accounts receivable at December 31, 1999.

            The amount of costs and estimated earnings in excess of billings on uncompleted contracts from agencies of the United States government and the UK MOD, either directly or indirectly through prime or subcontractors was $16.8 million and $20.5 million, or 25% and 30% of total costs and estimated earnings in excess of billings on uncompleted contracts, respectively at December 31, 2000. The amount of costs and estimated earnings in excess of billings on uncompleted contracts from agencies of the United States government and the UK MOD, either directly or indirectly through prime or subcontractors, was $11.1 million and $41.3 million, or 14% and 51% of total costs and estimated earnings in excess of billings on uncompleted contracts, respectively, at December 31, 1999.


(22)        RESTRUCTURING CHARGE

            In the third quarter of 1999, the Company initiated a restructuring plan focused on reducing the operating cost structure of its REALimage Solutions Group. As part of the plan, the Company recorded a charge of $1.5 million relating to 28 employee terminations, including 17 employees in San Jose and 11 employees in Salt Lake City. The charge was recorded in accordance with Emerging Issues Task Force Issue 94-03, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit (Including Certain Costs Incurred in a Restructuring).

            During 2000, after all employee severance costs were incurred, the Company reversed $0.8 million of the restructuring charge as a result of certain employees being transferred within the Company rather than being terminated and estimated severance and related charges being lower than expected for the terminated employees.


(23)        RELATED PARTY TRANSACTIONS

            The Company had purchases of $0.4 million and $1.4 million during 1999 and 1998, respectively, from a supplier for which the Company's Chief Executive Officer serves as a director.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     "None"


                                    FORM 10-K

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information regarding directors of the Company is incorporated by reference from "Election of Directors" in the Proxy Statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders to be held on May 24, 2001.

            Information required by Item 405 of Regulation S-K is incorporated by reference from "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders to be held on May 24, 2001.

            Information concerning current executive officers of the Company is incorporated by reference to the section in Part I hereof found under the caption "Executive Officers of the Registrant."


ITEM 11.    EXECUTIVE COMPENSATION

            Information regarding this item is incorporated by reference from "Executive Compensation" in the Proxy Statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders to be held on May 24, 2001.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information regarding this item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders to be held on May 24, 2001.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information regarding this item is incorporated by reference from "Executive Compensation - Summary Compensation Table," "Report of the
Compensation and Stock Options Committee of the Board of Directors," and "Termination of Employment and Change of Control Arrangements," in the Proxy Statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders to be held on May 24, 2001.

                                    FORM 10-K

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be used in this report:

1.          Financial Statements - Included in Part II, Item 8 of this report:

            Report of Management

            Report of Independent Accountants

            Consolidated Balance Sheets as of December 31, 2000 and 1999

            Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2000

            Consolidated Statements of Comprehensive Loss for each of the years in the three-year period ended December 31, 2000

            Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2000

            Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000

            Notes to Consolidated Financial Statements for each of the years in the three-year period ended December 31, 2000

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

                3.1     Articles of Incorporation,  as amended, filed as Exhibit
                        3.1 to the Company's Annual Report on Form 10-K, SEC File No. 000-08771, for the fiscal year ended December 25, 1987, and incorporated herein by this reference.

                3.1.1   Amendments to Articles of Incorporation filed as Exhibit
                        3.1.1 to the Company's Annual Report on Form 10-K, SEC File No. 000-08771, for the fiscal year ended December 30, 1988, and incorporated herein by this reference.

                3.1.2 Certificate of Designation, Preferences and Other Rights of the Class B-1 Preferred Stock of the Company, filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 25, 1998, and incorporated herein by this reference.

                3.2 Amended and Restated Bylaws of Evans & Sutherland Computer Corporation, filed herein.

                3.3 Amendment No. 1 to the Amended and Restated Bylaws of Evans & Sutherland Computer Corporation, filed herein.

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

                4.2 First Amendment to Rights Agreement dated as of June 7, 2000 between Evans & Sutherland Computer Corporation and American Stock Transfer & Trust Company, filed as
                        Exhibit 10.14 to the Company's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

                *10.1 1985 Stock Option Plan, filed as Exhibit 1 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, SEC File No. 2-76027, and incorporated herein by this reference.

                *10.2 1989 Stock Option Plan for Non-employee Directors, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K, SEC File No. 000-08771, for the fiscal year ended December 29, 1989, and incorporated herein by this reference.

                *10.3 The Company's 1991 Employee Stock Purchase Plan, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, SEC File No. 33-39632, and incorporated herein by this reference.

                *10.4 1998 Stock Option Plan, filed as Appendix A to the Company's Definitive Proxy Statement filed April 20, 1998, incorporated herein by this reference.

                *10.5 The Company's 1995 Long-Term Incentive Equity Plan, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K, SEC File No. 000-08771, for the fiscal year ended December 29, 1995, and incorporated herein by this reference.

                *10.6   The Company's  Executive  Savings Plan, filed as Exhibit
                        10.14 to the Company's Annual Report on Form 10-K, SEC File No. 000-08771, for the fiscal year ended December 29, 1995, and incorporated herein by this reference.

                *10.7   The Company's  Supplemental  Executive  Retirement  Plan
                        (SERP), filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K, SEC File No. 000-08771, for the fiscal year ended December 29, 1995, and incorporated herein by this reference.

                10.8 Business Loan Agreement by and between U.S. Bank National Association and Evans & Sutherland Computer Corporation as of November 13, 1998, filed as Exhibit
                        10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by this reference.

                10.9 Addendum to Business Loan Agreement by and between U.S. Bank National Association and Evans & Sutherland Computer Corporation ("Borrower") as of February 5, 1999, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

               *10.10 Severance Agreement dated December 11, 1998, by and between Evans & Sutherland Computer Corporation and Mark
                        C. McBride, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by this reference.

                10.11 Series B Preferred Stock and Warrant Purchase Agreement dated as of July 20, 1998, between the Company and Intel Corporation, filed as Exhibit 4.2 to the Company's Form 10-Q for the quarter ended September 25, 1998, and incorporated herein by this reference.

                10.12 Warrant to Purchase Series B Preferred Stock dated as of July 22, 1998, between the Company and Intel Corporation, filed as Exhibit 4.3 to the Company's Form 10-Q for the quarter ended September 25, 1998, and incorporated herein by this reference.

                10.13 Master Agreement for Electronic Manufacturing Services, dated as of June 3, 1999, between Evans & Sutherland Computer Corporation and Sanmina Corporation, filed as
                        Exhibit 10.1 to the Company's Form 10-Q for the quarter ended July 2, 1999, and incorporated herein by this reference.

                10.14 Loan Agreement by and between Zions First National Bank, a national banking association, and Evans & Sutherland Computer Corporation, dated March 31, 2000, filed as
                        Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by this reference.

                10.15 $15,000,000 Promissory Note in favor of Zions First National Bank, a national banking association, dated March 31, 2000, filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by this reference.

                10.16 Trust Deed, Assignment of Rents, Security Agreement and Fixture Filing executed by Evans & Sutherland Computer Corporation to Zions First National Bank, a national banking association, in favor of Zions First National Bank, a national banking association, dated March 31, 2000, filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by this reference.

                10.17 Assignment of tenant's Interest in Ground Lease for Security executed by Evans & Sutherland Computer Corporation and Zions First National Bank, a national banking association, dated March 31, 2000, filed as
                        Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by this reference.

                10.18 Assignment of Lease by Evans & Sutherland Computer Corporation and Zions First National Bank, a national banking association, dated March 31, 2000, filed as
                        Exhibit 10.5 to the Company's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by this reference.

                10.19 Commercial Credit and Security Agreement, dated March 2, 1998, between Evans & Sutherland Computer Corporation and First Security Bank, N.A., filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by this reference.

                10.20 Modification Agreement dated February 22, 2000, between Evans & Sutherland Computer Corporation and First Security Bank, N.A., filed as Exhibit 10.7 to the
                        Company's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by this reference.

                10.21 Letter of Credit and Reimbursement Agreement between Evans & Sutherland Computer Corporation and Zions First National Bank, dated April 24, 2000, filed as Exhibit
                        10.1 to the Company's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

                10.22 Supplemental Letter of Credit and Reimbursement Agreement between Evans & Sutherland Computer Corporation and Zions First National Bank, dated May 31, 2000, filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

                10.23 Managed Agency Account Assignment Agreement between Evans & Sutherland Computer Corporation and Zions First National Bank, dated May 31, 2000, filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

                10.24 Second Loan Modification Agreement made and entered into effective June 30, 2000 by and among Evans & Sutherland Computer Corporation, Evans & Sutherland Computer GmbH, Evans & Sutherland Computer Limited, Evans & Sutherland Graphics Corporation and Zions First National Bank, a national banking association, filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

                10.25 $15,000,000 Renewal and Substitute promissory Note in favor of Zions First National Bank, a national banking association, dated June 30, 2000, filed as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

                *10.26 Employment agreement between Evans & Sutherland Computer Corporation and James R. Oyler, dated May 16, 2000, filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

                *10.27 Employment agreement between Evans & Sutherland Computer Corporation and Richard J. Gaynor, dated May 16, 2000, filed as Exhibit 10.7 to the Company's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

                *10.28 Employment agreement between Evans & Sutherland Computer Corporation and David B. Figgins, dated May 16, 2000, filed as Exhibit 10.8 to the Company's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

                *10.29 Employment agreement between Evans & Sutherland Computer Corporation and George K. Saul, dated May 16, 2000, filed as Exhibit 10.9 to the Company's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

                *10.30 Employment agreement between Evans & Sutherland Computer Corporation and Robert H. Ard, dated May 16, 2000, filed as Exhibit 10.10 to the Company's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

                *10.31 Employment agreement between Evans & Sutherland Computer Corporation and Thomas Atchison, dated July 25, 2000, filed as Exhibit 10.11 to the Company's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

                 10.32 Overdraft Facility dated June 15, 2000 between Evans & Sutherland Computer Limited and Lloyds TSB Bank plc, filed as Exhibit 10.12 to the Company's Form 10-Q for the quarter ended June 30, 2000, and incorporation herein by this reference.

                *10.33 Amendment to employment agreement between Evans & Sutherland Computer Corporation and James R. Oyler, dated September 22, 2000, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 29, 2000, and incorporated herein by this reference.

                *10.34 Amendment to employment agreement between Evans & Sutherland Computer Corporation and Richard J. Gaynor, dated September 22, 2000, filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 29, 2000, and incorporated herein by this reference.

                *10.35 Amendment to employment agreement between Evans & Sutherland Computer Corporation and David B. Figgins, dated September 22, 2000, filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 29, 2000, and incorporated herein by this reference.

                *10.36 Amendment to employment agreement between Evans & Sutherland Computer Corporation and George K. Saul, dated September 22, 2000, filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 29, 2000, and incorporated herein by this reference.

                *10.37 Amendment to employment agreement between Evans & Sutherland Computer Corporation and Robert H. Ard, dated September 22, 2000, filed as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 29, 2000, and incorporated herein by this reference.

                *10.38 Amendment to employment agreement between Evans & Sutherland Computer Corporation and Thomas Atchison, dated September 22, 2000, filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended September 29, 2000, and incorporated herein by this reference.

                *10.39 Employment agreement between Evans & Sutherland Computer Corporation and Nicholas J. Iuanow, dated September 22, 2000, filed as Exhibit 10.7 to the Company's Form 10-Q for the quarter ended September 29, 2000, and incorporated herein by this reference.

                *10.40 Employment agreement between Evans & Sutherland Computer Corporation and William M. Thomas, dated December 22, 2000, filed herein.

                10.41 Loan and Security Agreement by and between Evans & Sutherland Computer Corporation and Foothill Capital Corporation, dated December 14, 2000, filed herein.

                10.42 Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture filing between Evans & Sutherland Computer Corporation, Chicago Title Company, Foothill Capital Corporation, dated December 14, 2001, filed herein.

                10.43 Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture filing between Evans & Sutherland Computer Corporation, Chicago Title Company, Foothill Capital Corporation, dated December 14, 2001, filed herein.

                10.44 Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture filing between Evans & Sutherland Computer Corporation, Chicago Title Company, Foothill Capital Corporation, dated December 14, 2001, filed herein.

                10.45 Absolute Assignment of Sub-Leases and Rent by Evans & Sutherland Computer Corporation, dated December 14, 2001, filed herein.

                10.46 Absolute Assignment of Sub-Leases and Rent by Evans & Sutherland Computer Corporation, dated December 14, 2001, filed herein.

                10.47 Absolute Assignment of Sub-Leases and Rent by Evans & Sutherland Computer Corporation, dated December 14, 2001, filed herein.

                10.48 Pledge and Security Agreement between Evans & Sutherland Computer Corporation and Foothill Capital Corporation, dated December 14, 2001, filed herein.

                10.49 Intellectual Property Security Agreement between Evans & Sutherland Computer Corporation and Foothill Capital Corporation, dated December 14, 2001, filed herein.

                10.50 Amendment No. 1 to Series B Preferred Stock and Warrant Purchase Agreement between Evans & Sutherland Computer Corporation and Intel Corporation, dated effective as of March 1, 2001, filed herein.

                21.1    Subsidiaries of Registrant, filed herein.

                23.1    Consent of Independent Accountants, filed herein.

                24.1 Powers of Attorney for Messrs. Stewart Carrell, James R. Oyler, William M. Thomas, Gerald S. Casilli, Peter O. Crisp and Ivan E. Sutherland, filed herein.

                * Management contract for Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

4. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the last quarter of 2000.


TRADEMARKS USED IN THIS FORM 10-K

            AccelGALAXY, AccelGMX, Digistar, E&S, E&S Lightning 1200, EaSIEST, Ensemble, ESIG, Harmony, Integrator, RAPIDsite, REALimage, simFUSION, StarRider, Symphony and Vanguard are trademarks or registered trademarks of Evans & Sutherland Computer Corporation. All other product, service, or trade names or marks are the properties of their respective owners.

                                                                     Schedule II
                                                                     -----------

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 2000, 1999 and 1998
                                 (in thousands)


                                                              Additions             Deductions
                                                     ---------------------------     Charged
                                       Balance at     Charged to      Through      (recovered)       Balance
                                      beginning of     cost and       business       against        at end of
                                          year         expenses     acquisitions    allowance         year
                                      ------------   ------------   ------------   ------------   ------------
Allowance for doubtful receivables

December 31, 2000                     $      1,322   $      3,829   $         --   $        740   $      4,411

December 31, 1999                            1,616            558             --            852          1,322

December 31, 1998                              851            496          1,013            744          1,616

Inventory Reserves

December 31, 2000                     $      6,047   $      6,613   $         --   $      2,766   $      9,894

December 31, 1999                            6,963            910             --          1,826          6,047

December 31, 1998                            7,635          1,987          1,350          4,009          6,963

Warranty Reserves

December 31, 2000                     $      1,376   $      1,189   $         --   $      1,118   $      1,447

December 31, 1999                            1,436            958             --          1,018          1,376

December 31, 1998                              880            872            494            810          1,436



                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EVANS & SUTHERLAND COMPUTER CORPORATION


March 30, 2001       By:      /S/  James R. Oyler
                        ----------------------------------
                            JAMES R. OYLER, PRESIDENT

            Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          *                   Chairman of the                     March 30, 2001
- -------------------------
STEWART CARRELL               Board of Directors


   /S/  James R. Oyler        Director, Chief Executive           March 30, 2001
- -------------------------
JAMES R. OYLER                Officer and President
                              (Principal Executive Officer)


   /S/ William M. Thomas      Vice President, Chief Financial     March 30, 2001
- -------------------------
WILLIAM M. THOMAS             Officer and Corporate Secretary
                              (Principal Financial and
                                Accounting Officer)


          *                    Director                           March 30, 2001
- -------------------------
GERALD S. CASILLI


          *                    Director                           March 30, 2001
- -------------------------
PETER O. CRISP


          *                    Director                           March 30, 2001
- -------------------------
IVAN E. SUTHERLAND



By:      /S/  William M. Thomas                                   March 30, 2001
   ----------------------------------
             WILLIAM M. THOMAS
             *Attorney-in-Fact