Form 10-Q
period 2001-03-30
EVANS & SUTHERLAND COMPUTER CORP
filed 2001-05-14
CIK 276283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
               --------------------------------------------------

                                    FORM 10-Q

(Mark One)
[X]         Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934,

                  For the quarterly period ended March 30, 2001
                                       or
[   ]       Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934,

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares of the registrant's Common Stock (par value $0.20 per share) outstanding at May 4, 2001 was 10,346,782.

                                    FORM 10-Q

                     Evans & Sutherland Computer Corporation

                          Quarter Ended March 30, 2001


                                                                        Page No.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 30, 2001 and
                  December 31, 2000                                         3

            Consolidated Statements of Operations for the
                  three months ended March 30, 2001 and March 31, 2000      4

            Consolidated Statements of Comprehensive Loss for
                  the three months ended March 30, 2001 and
                  March 31, 2000                                            5

            Consolidated Statements of Cash Flows for the three
                  months ended March 30, 2001 and March 31, 2000            6

            Notes to Consolidated Financial Statements                      7

Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      11

Item 3.     Quantitative and Qualitative Disclosures About
                  Market Risk                                              18

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                              19

Item 2.     Changes in Securities and Use of Proceeds                      19

Item 6.     Exhibits and Reports on Form 8-K                               20

SIGNATURES                                                                 20

                         PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                                   March 30,    December 31,
                                                                                      2001          2000
                                                                                  -----------   -----------
                                                                                  (Unaudited)
Assets:
   Cash and cash equivalents .................................................    $     7,355    $   11,898
   Restricted cash ...........................................................          1,065         2,024
   Accounts receivable, less allowance for doubtful receivables of
      $4,447 at March 30, 2001 and $4,411 at December 31, 2000 ...............         43,214        34,572
   Inventories ...............................................................         43,025        38,383
   Costs and estimated earnings in excess of billings on uncompleted contracts         64,612        68,464
   Prepaid expenses and deposits .............................................          5,098         5,326
                                                                                  -----------   -----------
          Total current assets ...............................................        164,369       160,667

Property, plant and equipment, net ...........................................         48,874        48,665
Investment securities ........................................................          5,003         5,429
Goodwill and other intangible assets, net ....................................            330           374
Other assets .................................................................            872           943
                                                                                  -----------   -----------
          Total assets .......................................................    $   219,448   $   216,078
                                                                                  ===========   ===========

Liabilities and stockholders' equity:
   Current portion of long-term debt .........................................    $     3,233   $       344
   Accounts payable ..........................................................         27,437        27,087
   Accrued expenses ..........................................................         37,782        39,832
   Customer deposits .........................................................          6,309         3,908
   Billings in excess of costs and estimated earnings on uncompleted contracts         27,581        27,710
                                                                                  -----------   -----------
          Total current liabilities ..........................................        102,342        98,881
                                                                                  -----------   -----------
Long-term debt ...............................................................         31,939        25,563
                                                                                  -----------   -----------
Commitments and contingencies

Redeemable convertible preferred stock, class B-1, no par value;
   authorized 1,500,000 shares; issued and outstanding zero shares at
   March 30, 2001 and 901,408 shares at December 31, 2000 ....................             --        24,000

Stockholders' equity:
   Preferred stock, no par value; authorized 8,500,000 shares;
      no shares issued and outstanding .......................................             --            --
   Common stock, $.20 par value; authorized 30,000,000
      shares; issued 10,693,914 shares at March 30, 2001
      and 9,772,118 shares at December 31, 2000 ..............................          2,139         1,954
   Additional paid-in capital ................................................         48,709        24,752
   Common stock in treasury, at cost; 352,500 shares .........................         (4,709)       (4,709)
   Retained earnings .........................................................         39,894        46,018
   Accumulated other comprehensive loss ......................................           (866)         (381)
                                                                                  -----------   -----------
          Total stockholders' equity .........................................         85,167        67,634
                                                                                  -----------   -----------
          Total liabilities and stockholders' equity .........................    $   219,448   $   216,078
                                                                                  ===========   ===========


          See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                         Three Months Ended
                                                     ---------------------------
                                                      March 30,      March 31,
                                                         2001           2000
                                                     -----------    -----------

Sales ...........................................    $    39,632    $    45,955
Cost of sales ...................................         26,417         29,842
                                                     -----------    -----------
        Gross profit ............................         13,215         16,113
                                                     -----------    -----------
Operating expenses:
   Selling, general and administrative ..........          9,418         10,289
   Research and development .....................          9,229         11,532
   Amortization of goodwill and other intangibles             44             45
                                                     -----------    -----------
         Operating expenses .....................         18,691         21,866
                                                     -----------    -----------
                                                          (5,476)        (5,753)
    Gain on sale of business unit ...............             --          1,102
                                                     -----------    -----------
         Operating loss .........................         (5,476)        (4,651)

Other expense, net ..............................           (572)          (176)
                                                     -----------    -----------
         Loss before income taxes ...............         (6,048)        (4,827)

Income tax expense (benefit) ....................             76         (1,655)
                                                     -----------    -----------
Net loss ........................................         (6,124)        (3,172)

Accretion of preferred stock ....................             --             57
                                                     -----------    -----------
          Net loss applicable to common stock ...    $    (6,124)   $    (3,229)
                                                     ===========    ===========

Loss per common share:
          Basic and Diluted .....................    $     (0.64)   $     (0.35)

Weighted average common and common
   equivalent shares outstanding:
          Basic and Diluted .....................          9,582          9,338


          See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)
                                 (In thousands)


                                                  Three Months Ended
                                                 ---------------------
                                                 March 30,   March 31,
                                                    2001        2000
                                                 ---------   ---------

Net loss ....................................    $  (6,124)  $  (3,172)

Other comprehensive income (loss):
     Foreign currency translation adjustments           19          35
     Unrealized losses on securities ........         (504)       (135)
                                                 ---------   ---------
Other comprehensive loss before income taxes          (485)       (100)

Income tax benefit related to items of other
     comprehensive income (loss) ............           --         (47)
                                                 ---------   ---------

Other comprehensive loss, net of income taxes         (485)        (53)
                                                 ---------   ---------

Comprehensive loss ..........................    $  (6,609)  $  (3,225)
                                                 =========   =========


          See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                                  Three Months Ended
                                                                                                 ---------------------
                                                                                                 March 30,    March 31,
                                                                                                   2001         2000
                                                                                                 --------     --------
Cash flows from operating activities:
   Net loss .................................................................................    $ (6,124)    $ (3,172)
   Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization .....................................................       3,637        3,332
          Gain on sale of business unit .....................................................          --       (1,102)
          Loss on disposal of property, plant and equipment .................................         298           --
          Provision for losses on accounts receivable .......................................          37          168
          Provision for obsolete and excess inventories .....................................         361          244
          Provision for warranty expense ....................................................         349          253
          Deferred income taxes .............................................................          --        2,241
          Other, net ........................................................................           2           49
          Changes in working capital:
             Accounts receivable ............................................................      (8,679)     (11,019)
             Inventories ....................................................................      (5,002)         526
             Costs and estimated earnings in excess of billings on uncompleted contracts, net       3,722        3,486
             Prepaid expenses and deposits ..................................................         227         (316)
             Accounts payable ...............................................................         349        4,600
             Accrued expenses ...............................................................      (2,391)      (8,585)
             Customer deposits ..............................................................       2,402       (1,396)
                                                                                                 --------     --------
                    Net cash used in operating activities ...................................     (10,812)     (10,691)
                                                                                                 --------     --------
Cash flows from investing activities:
   Proceeds from sale of short-term investments .............................................          --          684
   Proceeds from sale of business unit ......................................................          --        1,000
   Purchases of property, plant and equipment ...............................................      (4,064)      (1,773)
   Proceeds from sale of property, plant and equipment ......................................           2           52
   Increase in other assets .................................................................         (26)        (496)
                                                                                                 --------     --------
                    Net cash used in investing activities ...................................      (4,088)        (533)
                                                                                                 --------     --------
Cash flows from financing activities:
   Borrowings under line of credit agreements and other long-term debt ......................      62,765        6,293
   Payments under line of credit agreements and other long-term debt ........................     (53,508)        (526)
   Decrease in restricted cash ..............................................................         960           --
   Proceeds from issuance of common stock ...................................................         121          162
                                                                                                 --------     --------
                    Net cash provided by financing activities ...............................      10,338        5,929
                                                                                                 --------     --------
Effect of foreign exchange rate on cash and cash equivalents ................................          19         (119)
                                                                                                 --------     --------
Net change in cash and cash equivalents .....................................................      (4,543)      (5,414)
Cash and cash equivalents at beginning of year ..............................................      11,898       22,110
                                                                                                 --------     --------
Cash and cash equivalents at end of period ..................................................    $  7,355     $ 16,696
                                                                                                 ========     ========

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
   Interest .................................................................................    $    672     $    540
   Income taxes .............................................................................         226          359
Accretion of preferred stock ................................................................          --           57


          See accompanying notes to consolidated financial statements.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.          SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. This report on Form 10-Q for the three months ended March 30, 2001 should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

The accompanying unaudited consolidated balance sheets and statements of operations, comprehensive loss and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of operations for the interim three month period ended March 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 2000 condensed consolidated financial statements and notes have been reclassified to conform to the 2001 presentation.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal years beginning after June 15, 2000. SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company adopted SFAS 133 as of January 1, 2001. The impact of adopting SFAS 133 was not material to the financial statements.

Liquidity

Management believes that existing cash, cash equivalents, borrowings available under its various borrowing facilities, other asset-related cash sources and expected cash from future operations will be sufficient to meet the Company's anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months. The Foothill Facility expires in December 2002 and the Overdraft Facility expires on November 30, 2001 (see note
3). There can be no assurances that the Company will be successful in renegotiating its existing borrowing facilities or obtaining additional debt or equity financing. The Company's cash and cash equivalents, subject to various restrictions, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

In the event the Company's various borrowing facilities were to become unavailable, or the Company was unable to facilitate the timely delivery of products pursuant to the terms of various agreements with third parties, or certain of the Company's contracts were adversely impacted for failure to meet delivery requirements, the Company may be unable to meet its anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term or long-term basis.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.          INVENTORIES

Inventories consist of the following (in thousands):

                                              March 30,     December 31,
                                                2001            2000
                                            ------------    ------------
                                             (Unaudited)

Raw materials ..........................    $     23,267    $     26,701
Work-in-process ........................          16,640           9,219
Finished goods .........................           3,118           2,463
                                            ------------    ------------

                                            $     43,025    $     38,383
                                            ============    ============


3.          LONG-TERM DEBT

In December 2000, the Company entered into a secured credit facility (the "Foothill Facility") with Foothill Capital Corporation ("Foothill"). The Foothill Facility provides for borrowings and the issuance of letters of credit up to $30.0 million. The Foothill Facility expires in December 2002. Borrowings under the Foothill Facility bear interest at the Wells Fargo Bank National Association prevailing prime rate plus premiums up to 3.0%, depending on the amount outstanding. The Foothill Facility provides Foothill with a first priority perfected security interest in substantially all of the Company's assets, including, but not limited to, all of the Company's intellectual property. The Foothill Facility requires the Company to maintain certain financial ratios and covenants as discussed in the Company's most recent Form 10-K. The Company is currently in compliance with its financial covenants and ratios. However, a continuation of recent negative trends could impact future compliance with such covenants. Should the need arise, the Company will negotiate with Foothill to modify and expand various financial ratios and covenants, however no assurance can be given that such negotiations will result in modifications that will allow the Company to continue to be in compliance or otherwise be acceptable to the Company. As of March 30, 2001, the Company has $13.7 million in outstanding borrowings and $14.0 million in outstanding letters of credit under the Foothill Facility.

Evans & Sutherland Computer Limited, a wholly-owned subsidiary of Evans & Sutherland Computer Corporation, has a $5.0 million overdraft facility (the "Overdraft Facility") with Lloyds TSB Bank plc ("Lloyds"). Borrowings under the Overdraft Facility bear interest at Lloyds' short-term offered rate plus a 1.75% per annum premium. As of March 30, 2001, Evans & Sutherland Computer Limited has $2.9 million in outstanding borrowings under the Overdraft Facility. The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds' discretion and expires on November 30, 2001. Evans & Sutherland Computer Limited executed a letter of negative pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business. The Overdraft Facility requires maintenance of certain financial covenants. Evans & Sutherland Computer Limited is currently in compliance with the financial covenants. In addition, at March 30, 2001, the Company has $1.0 million of cash on deposit with Lloyds in a restricted cash collateral account to support obligations that the bank guarantees.


4.          REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 22, 1998, Intel Corporation ("Intel") purchased 901,408 shares of the Company's preferred stock plus a warrant to purchase an additional 378,462 shares of the preferred stock at an exercise price of $33.28125 per share for approximately $24.0 million. In March 2001, Intel converted the 901,408 shares of the Company's preferred stock into 901,408 shares of the Company's common stock and subsequently sold the stock. In March 2001, Intel and the Company amended the preferred stock and warrant purchase agreement to terminate certain contractual rights of Intel, including registration rights, board and committee observation rights, right of first refusal, right of participation, right of maintenance, standstill agreement, and right to require the Company to repurchase the preferred stock in the event of any transaction qualifying as a specific corporate event.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.          NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options, warrants, Class B-1 Preferred Stock and 6% Convertible Subordinated Debentures are considered to be common stock equivalents.

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

For the three months ended March 30, 2001, outstanding options to purchase 2,716,000 shares of common stock, 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures and 378,000 shares of common stock upon the exercise and conversion of warrants to purchase additional Class B-1 Preferred Stock were excluded from the computation of the diluted net income (loss) per common share because to include them would have been anti-dilutive.

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


6.          SEGMENT AND RELATED INFORMATION

The Company's business units have been aggregated into three reportable segments: Simulation, REALimage(R) Solutions, and Applications. These reportable segments offer different products and services and are managed and evaluated separately because each segment uses different technologies and requires different marketing strategies. The Simulation segment provides a broad line of visual systems for flight and ground simulators for training purposes to government, aerospace and commercial customers. The REALimage Solutions segment provides graphics acceleration technology to the professional digital content creation market. The Applications segment provides digital video applications for entertainment, educational and multimedia industries.

The Company evaluates segment performance based on income (loss) from operations before income taxes, interest income and expense, other income and expense and foreign exchange gains and losses. The Company's assets are not identifiable by segment.

                                                       REALimage
(in thousands, unaudited)             Simulation       Solutions       Applications       Total
                                     ------------     ------------     ------------    ------------

Three months ended March 30, 2001
   Sales ........................    $     35,758     $      1,008     $      2,866    $     39,632
   Operating income (loss) ......          (3,558)          (1,940)              22          (5,476)

Three months ended March 31, 2000
   Sales ........................    $     40,388     $      1,491     $      4,076    $     45,955
   Operating income (loss) ......          (3,720)          (1,432)             501          (4,651)

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.          GEOGRAPHIC INFORMATION

The following table presents sales by geographic location based on the location of the use of the product or services. Sales to individual countries greater than 10% of consolidated sales are shown separately (in thousands):

                                                       Three Months Ended
                                                  ---------------------------
                                                   March 30,       March 31,
                                                     2001            2000
                                                  -----------     -----------
                                                  (Unaudited)

United States                                     $    20,673     $    27,965
United Kingdom                                         12,534           8,473
Europe (excluding United Kingdom)                       2,634           5,362
Pacific Rim                                             2,700           3,010
Other                                                   1,091           1,145
                                                  -----------     -----------
                                                  $    39,632     $    45,955
                                                  ===========     ===========

The following table presents property, plant and equipment by geographic location based on the location of the assets (in thousands):

                                                   March 30,      December 31,
                                                     2001             2000
                                                  -----------     -----------
                                                  (Unaudited)
United States                                     $    47,965     $    47,777
Europe                                                    909             888
                                                 ------------     -----------
                                                 $     48,874     $    48,665
                                                 ============     ===========


8.          LEGAL PROCEEDINGS

There have been no material changes to legal proceedings from the information previously reported on the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include projection of capital expenditures; plans for future operations; financing needs or plans; plans relating to Evans & Sutherland Computer Corporation ("Evans & Sutherland," "E&S(R)," or the "Company") products and services; risk of product demand; market acceptance; economic conditions; competitive products and pricing; cancellation of contracts or significant penalties due to delays in the timely delivery of the Company's products; difficulties in product development, commercialization and technology; successful completion of the various business arrangements involving the REALimage Solutions Group and the RAPIDsite business; assumptions relating to the foregoing; and other risks detailed in this filing and in the Company's most recent Form 10-K. Although the Company believes it has the product offerings and resources for continuing success, future revenue and margin trends cannot be reliably predicted. Factors external to the Company can result in volatility of the Company's common stock price. Because of the foregoing factors, recent trends are not necessarily reliable indicators of future stock prices or financial performance and there can be no assurance that the events contemplated by the forward-looking statements contained in this quarterly report will, in fact, occur. For further information, refer to the business description and additional risk factors sections included in Evans & Sutherland's Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

OVERVIEW

Evans & Sutherland Computer Corporation is an established high-technology company with outstanding computer graphics technology and a worldwide presence in high-performance 3D visual simulation. In addition, E&S applies its core technology into computer ("PC") products for both simulation and workstations. The Company's core computer graphics technology is shared among the Company's Simulation, REALimage Solutions, and Applications Groups.

Simulation Group

The Simulation Group provides a broad line of visual systems for flight and ground training and related services to the United States and international armed forces, NASA and aerospace companies. E&S remains an industry leader for visual systems sales to various United States government agencies and more than 20 foreign governments for the primary purpose of training military vehicle operators. The Simulation Group is a leading independent supplier of visual systems for simulators for commercial markets, as well. Other commercial visual applications include maritime, train, auto, and motorcycle simulation.

The group's visual systems create dynamic, high quality, out-the-window scenes that simulate the view vehicle operators see when performing tasks under actual operating conditions. The visual systems are an integral part of full mission simulators, which incorporate a number of other components, including cockpits or vehicle cabs and large hydraulic motion systems.

REALimage Solutions Group

The REALimage Solutions Group develops and sells graphic chips and graphics subsystems for professional PC workstations. Early in 2000, the group's strategic focus changed from development and manufacture of graphics accelerator cards for professional digital content creation customers to development of the next generation REALimage chip, the REALimage 5000. This product, referred to as "studio-on-a-chip", brings together both graphics and video processing technology on a single chip for digital video content creation and post-production. This product represents the first of a new class of innovative semiconductor processors and software that will enable a completely new generation of advanced video processing systems.

The Company is currently evaluating various business arrangements of its REALimage Solutions Group in order to enhance the value of this business segment, including, but not limited to, transferring the assets of the REALimage Solutions Group to a wholly-owned subsidiary and seeking outside investment to assist with the development of the REALimage Solutions Group's products. The Company cannot provide any assurance that it will be successful in completing any business arrangement of its REALimage Solutions Group that would enhance the value of this business segment.

Applications Group

The Applications Group is composed of synergistic businesses that use E&S core technology in growth markets. The group's products are applications that leverage the technology of the Company's Simulation or REALimage Solutions Groups and apply them to other growth markets.

The Applications Group's digital theater products include hardware, software, and content for both the entertainment and educational marketplaces. Digital theater focuses on immersive all-dome theater applications combining colorful digitally produced imagery, full-spectrum audio, and audience-participation capability. The group provides turnkey solutions incorporating visual systems and sub-systems from the Simulation and REALimage Solutions Groups. E&S integrates these systems with projection equipment, audio components, and audience-participation systems from other suppliers. Products include Digistar(R), a calligraphic star projection system designed to compete with analog star projectors in planetariums, and StarRider(R), a full-color, interactive, domed theater experience available in interactive or video playback formats. The group is a leading supplier of digital display systems in the planetarium marketplace. In addition to projection and theater systems, the group develops and markets show content for planetariums and domed theaters.

In  2000,  the  Applications  Group  continued  to  expand  the  market  for E&S
RAPIDsite(TM). E&S RAPIDsite is a photo-realistic visualization tool designed for use by real-estate developers, consulting engineers, architects, and municipal planners involved with all types of land development projects. RAPIDsite features fast 3D-model construction, accelerated graphics rendering performance and easy-to-use interactive exploration of a proposed development on a Windows NT computer with an Open GL graphics accelerator. During 2000, the RAPIDsite product line was expanded to allow customers to purchase a variety of software-only packages bundled hardware and software, or complete solutions that include the visualization, computer hardware and software, multimedia presentation to be used by customers for marketing, and tailored web pages. The Company is currently evaluating various business arrangements of its E&S RAPIDsite business in order to enhance the value of this business, including, but not limited to, transferring the assets of this business to a wholly-owned subsidiary and seeking outside investment to assist with the development of the E&S RAPIDsite products. The Company cannot provide any assurance that it will be successful in completing any business arrangement of RAPIDsite that would enhance the value of this business.

RESULTS OF OPERATIONS

The following table presents the percentage of total sales represented by certain items for the Company for the periods presented:

                                                                Three Months Ended
                                                             ------------------------
                                                             March 30,      March 31,
                                                               2001           2000
                                                             ---------      ---------
                                                                    (Unaudited)
Sales .................................................          100.0%         100.0%
Cost of sales .........................................           66.7           64.9
                                                             ---------      ---------
          Gross profit ................................           33.3           35.1

Operating expenses:
   Selling, general and administrative ................           23.7           22.4
   Research and development ...........................           23.3           25.1
   Amortization of goodwill and other intangible assets            0.1            0.1
                                                             ---------      ---------
           Operating expenses .........................           47.1           47.6
                                                             ---------      ---------
                                                                 (13.8)         (12.5)
Gain on sale of business unit .........................             --            2.4
                                                             ---------      ---------
           Operating loss .............................          (13.8)         (10.1)
Other expense, net ....................................           (1.5)          (0.4)
                                                             ---------      ---------
          Loss before income taxes ....................          (15.3)         (10.5)
Income tax expense (benefit) ..........................            0.2           (3.6)
                                                             ---------      ---------
          Net loss ....................................          (15.5)          (6.9)

Accretion of preferred stock ..........................             --            0.1
                                                             ---------      ---------
          Net loss applicable to common stock .........          (15.5)%         (7.0)%
                                                             =========      =========


First Quarter 2001 Compared to First Quarter 2000

Sales

In the first quarter of 2001, sales decreased $6.4 million, or 14% ($39.6 million in the first quarter of 2001 compared to $46.0 million in the first quarter of 2000). Sales in the Simulation Group decreased $4.6 million, or 11% ($35.8 million in the first quarter of 2001 compared to $40.4 million in the first quarter of 2000). Sales in the REALimage Solutions Group decreased $0.5 million, or 32% ($1.0 million in the first quarter of 2001 compared to $1.5 million in the first quarter of 2000). Sales in the Applications Group decreased $1.2 million, or 30% ($2.9 million in the first quarter of 2001 compared to $4.1 million in the first quarter of 2000). Sales in the Simulation Group declined due to lower sales volumes to both government and commercial customers. The first quarter of 2000 benefited from revenue on several large government and commercial contracts which were not replaced fully with similar contracts in the first quarter of 2001. This decrease in revenue on large government and commercial contracts was partially offset by increases in sales volumes of the Company's simFUSION(TM) workstation-based product and increased sales related to customer service and support. The decrease in sales in the REALimage Solutions Group is due to a decrease in the number of units sold and decreased selling prices of existing products due to increased competition and delays in the introduction of new products. Management expects sales in the REALimage Solutions Group to be nominal for the remainder of 2001 while the REALimage Solutions Group is transitioning to new products. The decrease in revenue in the Applications Group is the result of several large contracts for Digistar and

StarRider products that were delivered in the first quarter of 2000 which were not fully offset in the first quarter of 2001. In addition, sales in the Applications Group in the first quarter of 2000 included sales of the Company's digital video products while there were no sales of these products in the first quarter of 2001. The digital video business was sold to RT-SET Real Time Synthesized Entertainment Technology Ltd. and its subsidiary RT-SET America Inc. (collectively, "RT-SET") in the first quarter of 2000.

Gross Profit

Gross profit decreased $2.9 million, or 18% ($13.2 million in the first quarter of 2001 compared to $16.1 million in the first quarter of 2000). As a percent of sales, gross profit decreased to 33.3% in the first quarter of 2001 compared to 35.1% in the first quarter of 2000. The lower gross margins are the result of increased costs on several government contracts which included the Harmony image generator, some of which were included in the $16.7 million adjustment to revenue for estimated actual costs at completion of contract on percent-complete contracts in the second quarter of 2000. This decline in gross margins was partially offset by higher gross margins on sales of image generators to commercial customers and on sales relating to customer service and support. Gross profit in the REALimage Solutions Group increased due to a greater proportion of revenue in the first quarter of 2001 related to royalty and chip sales which have very low associated cost of sales compared to sales of graphics boards. Gross profit in the Applications Group was essentially unchanged in the first quarter of 2001 compared to the first quarter of 2000. The impact of the Application Group's lower sales amount in the first quarter of 2001 compared to the first quarter of 2000 was offset by an increase in gross margins on the sales of the StarRider systems.

Selling, General and Administrative

Selling, general and administrative expenses decreased $0.9 million, or 8% ($9.4 million in the first quarter of 2001 compared to $10.3 million in the first quarter of 2000). As a percent of sales, selling, general and administrative expenses were 23.7% in the first quarter of 2001 compared to 22.4% in the first quarter of 2000. Selling, general and administrative expenses in the Simulation Group increased due to an increased bid and proposal effort for several large government programs and increased selling costs related to the simFUSION workstation-based product. This increase in expenses was partially offset by a decrease in selling, general and administrative expenses in the REALimage Solutions Group and the Applications Group. The lower selling, general and administrative expenses in the REALimage Solutions Group were due to lower headcount and lower advertising expenses related to the lack of new products to sell and market. The decrease in selling, general and administrative expenses in the Applications Group is due to a reduction of employees and related expenses as a result of the sale of certain assets relating to the Company's digital video business to RT-SET.

Research and Development

Research and development expenses decreased $2.3 million, or 20% ($9.2 million in the first quarter of 2001 compared to $11.5 million in the first quarter of
2000). As a percent of sales, research and development expenses were 23.3% in the first quarter of 2001 compared to 25.1% in the first quarter of 2000. The decline in research and development expenses was the result of lower labor and related expenses due to a lower effort relating to the Company's Harmony, Ensemble(TM) and iNTegrator(R) products.

Gain on Sale of Business Unit

During the first quarter of 2000, the Company sold certain assets of its Applications Group relating to digital video products to RT-SET resulting in a gain of $1.1 million. There was no such event in the first quarter of 2001.

Other Expense, Net

Other expense, net increased $0.4 million, or 225% ($0.6 million in the first quarter of 2001 compared to $0.2 million in the first quarter of 2000). Interest income in the first quarter of 2001 was $11,000 compared to $193,000 in the first quarter of 2000. Interest expense in the first quarter of 2001 was $0.4 million compared to $0.3 million in the first quarter of 2000.

Income Taxes

Income tax expense (benefit) increased $1.8 million (expense of $0.1 million in the first quarter of 2001 compared to a benefit of $1.7 million in the first quarter of 2000). The income tax expense in the first quarter of 2001 relates to the income tax expense of a foreign subsidiary of the Company. The income tax benefit in the first quarter of 2000 represents the estimated income tax benefit related to the pretax loss incurred during that quarter. The Company has recorded a valuation allowance against its net deferred tax assets in accordance with SFAS 109. The net deferred tax assets relate to temporary differences, tax credit carry forwards and net operating loss carry forwards. If the deferred tax assets are realized in the future or if a portion or all of the valuation allowance is no longer deemed to be necessary, the related tax benefits will reduce future income tax provisions.


FINANCIAL POSITION

During the first quarter of 2001, total assets increased $3.3 million ($219.4 million at March 30, 2001 compared to $216.1 million at December 31, 2000). Current assets increased $3.7 million during the first quarter of 2001 as accounts receivable increased $8.6 million and inventory increased $4.6 million, while costs and estimated earnings in excess of billings on uncompleted contracts decreased $3.9 million and cash, cash equivalents and restricted cash decreased $5.5 million. The increase in accounts receivable was due to the attainment of invoicing milestones at the end of the first quarter of 2001 which did not allow for collection prior to the end of the quarter. The increase in inventory was due to increased parts and material purchases during the first quarter of 2001 to reduce the parts shortages which existed at December 31, 2000. The decrease in costs and estimated earnings in excess of billings on uncompleted contracts was due to the meeting of billing milestones during the first quarter of 2001 which exceeded the amount of revenue recognized on percent-complete contracts during the quarter. Current liabilities increased $3.5 million during the first quarter of 2001 ($102.3 million at March 30, 2001 compared to $98.9 million at December 31, 2000). The current portion of long-term debt increased $2.9 million and customer deposits increased $2.4 million, while accrued expenses decreased $2.1 million. The increase in current portion of long-term debt is due to the Company borrowing to facilitate short-term operating and working capital needs. Customer deposits increased as the Company received cash deposits on new contracts, while accrued expenses declined as the Company paid its employee incentive amounts for the 2000 fiscal year during the first quarter of 2001, which were accrued at December 31, 2000.

Long-term debt increased $6.3 million during the first quarter of 2001 ($31.9 million at March 30, 2001 compared to $25.6 million at December 31, 2000). The increase is due to the Company borrowing to facilitate operating and working capital needs. Redeemable convertible preferred stock was zero at March 30, 2001 and was $24.0 million at December 31, 2000 as Intel converted all of its preferred shares to common shares. Total stockholders' equity increased $17.5 million during the first quarter of 2001 ($85.2 million at March 30, 2001 compared to $67.6 million at December 31, 2000). The increase of $24.1 million in total stockholders' equity was due to the conversion of redeemable convertible preferred stock to common stock by Intel. The decrease of $6.1 million in retained earnings was due to the net loss recorded by the Company in the first quarter of 2001.


LIQUIDITY & CAPITAL RESOURCES

At March 30, 2001, the Company's working capital of $62.0 million included cash, cash equivalents and restricted cash of $8.4 million, compared to working capital of $61.8 million at December 31, 2000 including cash, cash equivalents and restricted cash of $13.9 million. During the first quarter of 2001, the Company used $10.8 million in its operating activities, used $4.1 million in its investing activities and generated $10.3 million from its financing activities.

The Company's cash used in operating activities was negatively impacted by a net loss of $6.1 million and $9.4 million used from changes in working capital. These uses of cash were partially offset by $3.6 million in depreciation and amortization and $1.0 million in provisions and other non-cash charges. The Company's investing activities during the first quarter of 2001 included capital expenditures of $4.1 million for equipment purchases and building improvements. The Company's financing activities during the first quarter of 2001 included net borrowings of $9.3 million, proceeds from issuances of common stock of $0.1 million and a decrease in restricted cash of $1.0 million.

In December 2000, the Company entered into a secured credit facility (the "Foothill Facility") with Foothill Capital Corporation ("Foothill"). The Foothill Facility provides for borrowings and the issuance of letters of credit up to $30.0 million. The Foothill Facility expires in December 2002. Borrowings under the Foothill Facility bear interest at the Wells Fargo Bank National Association prevailing prime rate plus premiums up to 3.0%, depending on the amount outstanding. The Foothill Facility provides Foothill with a first priority perfected security interest in substantially all of the Company's assets, including, but not limited to, all of the Company's intellectual property. The Foothill Facility requires the Company to maintain certain financial ratios and covenants as discussed in the Company's most recent Form 10-K. The Company is currently in compliance with its financial covenants and ratios. However, a continuation of recent negative trends could impact future compliance with such covenants. Should the need arise, the Company will negotiate with Foothill to modify and expand various financial ratios and covenants, however no assurance can be given that such negotiations will result in modifications that will allow the Company to continue to be in compliance or otherwise be acceptable to the Company. As of March 30, 2001, the Company has $13.7 in outstanding borrowings and $14.0 million in outstanding letters of credit under the Foothill Facility.

Evans & Sutherland Computer Limited, a wholly-owned subsidiary of Evans & Sutherland Computer Corporation, has a $5.0 million overdraft facility (the "Overdraft Facility") with Lloyds TSB Bank plc ("Lloyds"). Borrowings under the Overdraft Facility bear interest at Lloyds' short-term offered rate plus a 1.75% per annum premium. As of March 30, 2001, Evans & Sutherland Computer Limited has $2.9 million in outstanding borrowings under the Overdraft Facility. The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds' discretion and expires on November 30, 2001. Evans & Sutherland Computer Limited executed a letter of negative pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business. The Overdraft Facility requires maintenance of certain financial covenants. Evans & Sutherland Computer Limited is currently in compliance with the financial covenants. In addition, at March 30, 2001, the Company has $1.0 million of cash on deposit with Lloyds in a restricted cash collateral account to support obligations that the bank guarantees.

As of March 30, 2001, the Company had approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the "6% Debentures"). The 6% Debentures are unsecured and are convertible at each bondholder's option into shares of the Company's common stock at a conversion price of $42.10 or 428,000 shares of the Company's common stock, subject to adjustment. The 6% Debentures are redeemable at the Company's option, in whole or in part, at par.

On February 18, 1998, The Company's Board of Directors authorized the repurchase of up to 600,000 shares of the Company's common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996. On September 8, 1998, the Company's Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's common stock. Subsequent to February 8, 1998 through December 1999, the Company repurchased 1,136,500 shares of its common stock, leaving 463,500 shares available for repurchase as of May 4, 2001. The Company has not repurchased any shares of the Company's common stock since December 1999. Stock may be acquired in the open market or through negotiated transactions. Under the program, repurchases may be made from time to time, depending on market conditions, share price, and other factors.

The Company also maintains trade credit arrangements with certain of its suppliers. The unavailability of a significant portion of, or the loss of, the various borrowing facilities of the Company or trade credit from suppliers would have a material adverse effect on the Company's financial condition and operations. The Company's liquidity over the rest of the year is dependent upon collection of certain milestone billings.

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


TRADEMARKS USED IN THIS FORM 10-Q

Digistar, E&S, Ensemble, ESIG, Harmony, iNTegrator, RAPIDsite, REALimage, simFUSION and StarRider are trademarks or registered trademarks of Evans & Sutherland Computer Corporation. All other product, service, or trade names or marks are the properties of their respective owners.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which the Company is exposed are changes in foreign currency exchange rates and changes in interest rates. The Company's international sales, which accounted for 48% of the Company's total sales in the three months ended March 30, 2001 are concentrated in the United Kingdom, continental Europe and Asia. Foreign currency purchase and sale contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for trading purposes and does not use leveraged contracts. As of March 30, 2001, the Company had no material sales or purchase contracts in currencies other than U.S. dollars and had no foreign currency sales or purchase contracts.

The Company reduces its exposure to changes in interest rates by maintaining a high proportion of its debt in fixed-rate instruments. As of March 30, 2001, 53% of the Company's total debt was in fixed-rate instruments. Had the Company fully drawn on its $30 million revolving line of credit with Foothill Capital Corporation and its foreign line of credit, 47% of the Company's total debt would be in fixed-rate instruments.

The information below summarizes the Company's market risks associated with debt obligations as of March 30, 2001. Fair values have been determined by quoted market prices. For debt obligations, the table below presents the principal cash flows and related interest rates by fiscal year of maturity. Bank borrowings bear variable rates of interest and the 6% Debentures bear a fixed rate of interest. The information below should be read in conjunction with note 3 of Notes to the Consolidated Financial Statements in Part I of this quarterly report.

                                                                                            There-                 Fair
                         Rate         2001       2002       2003       2004       2005      after      Total       Value
                        -------     --------   --------   --------   --------   --------   --------   --------   --------
Debt
Current portion of
   Long-term debt ..    Various     $  3,233         --         --         --         --         --   $  3,233   $  3,233
                                    ========   ========   ========   ========   ========   ========   ========   ========

6% Debentures ......       6.0%           --         --         --         --         --   $ 18,015   $ 18,015   $  7,927
Bank borrowings ....     10.75%           --   $ 13,747   $    177         --         --         --     13,924     13,924
                                    --------   --------   --------   --------   --------   --------   --------   --------

Total long-term debt                      --   $ 13,747   $    177         --         --   $ 18,015   $ 31,939   $ 21,851
                                    ========   ========   ========   ========   ========   ========   ========   ========


                           PART II - OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS

There have been no material changes from the information previously reported under Item 3 of the Company's annual report on Form 10-K for the year ended December 31, 2000.

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


Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)         None

(b)         None

(c)         On July 22, 1998,  Intel  Corporation  ("Intel")  purchased  901,408 shares of the Company's Class B-1 Preferred Stock ("Preferred Stock") plus a warrant to purchase an additional 378,462 shares of the Preferred Stock at an exercise price of $33.28125 per share for approximately $24.0 million. In March 2001, Intel converted the 901,408 shares of the Company's Preferred Stock into 901,408 shares of the Company's common stock. The conversion of the Preferred Stock into shares of the Company's common stock was exempt from the registration provision of the Securities Act of 1933, as amended (the "Act"), pursuant to section 4(2) of the Act for transactions not involving a public offering, based on the fact that the securities were offered and sold to one investor who had access to financial and other relevant data concerning the Company, its financial condition, business, and assets.

(d)         Not required.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits

Exhibit
No.         Description
-------     --------------------------------------------------------------------

3.1 Amendment No. 1 to the Amended and Restated By-Laws of Evans & Sutherland Computer Corporation, filed as Exhibit 3.3 to the
            Company's Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.

10.1 Amendment No. 1 to Series B Preferred Stock and Warrant Purchase Agreement between Evans & Sutherland Computer Corporation and Intel Corporation, dated effective as of March 1, 2001, filed as Exhibit
            10.50 to the Company's Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.


(b)    Reports on Form 8-K

            None.







                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 EVANS & SUTHERLAND COMPUTER CORPORATION





Date        May 14, 2001         By:  /S/ William M. Thomas
                                     -----------------------------------
                                 William M. Thomas, Vice President,
                                 Chief Financial Officer and Corporate Secretary
                                 (Principal Financial Officer)