Form 10-Q
period 2001-06-29
EVANS & SUTHERLAND COMPUTER CORP
filed 2001-08-13
CIK 276283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
               --------------------------------------------------

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 29, 2001
                                       or
[   ]      Transition report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares of the registrant's Common Stock (par value $0.20 per share) outstanding at August 10, 2001 was 10,366,074.

                                    FORM 10-Q

                     Evans & Sutherland Computer Corporation

                           Quarter Ended June 29, 2001


                                                                    Page No.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of June 29, 2001 and
                 December 31, 2000                                      3

            Consolidated Statements of Operations for the three
                 months ended June 29, 2001 and June 30, 2000           4

            Consolidated Statements of Operations for the six
                 months ended June 29, 2001 and June 30, 2000           5

            Consolidated Statements of Comprehensive Loss for
                 the three and six months ended June 29, 2001
                 and June 30, 2000                                      6

            Consolidated Statements of Cash Flows for the six
                 months ended June 29, 2001 and June 30, 2000           7

            Notes to Consolidated Financial Statements                  8

Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   13

Item 3.     Quantitative and Qualitative Disclosures About
                 Market Risk                                           22

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                          23

Item 4.     Submission of Matters to a Vote of Security Holders        23

Item 6.     Exhibits and Reports on Form 8-K                           24

SIGNATURES                                                             24

                         PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                                                   June 29,    December 31,
                                                                                     2001          2000
                                                                                  ---------     ---------
                                                                                 (Unaudited)
Assets:
   Cash and cash equivalents .................................................    $  14,126     $  11,898
   Restricted cash ...........................................................          992         2,024
   Accounts receivable, less allowance for doubtful receivables of
      $4,419 at June 29, 2001 and $4,411 at December 31, 2000 ................       32,481        34,572
   Inventories ...............................................................       42,727        38,383
   Costs and estimated earnings in excess of billings on uncompleted contracts       73,494        68,464
   Prepaid expenses and deposits .............................................        5,090         5,326
                                                                                  ---------     ---------
          Total current assets ...............................................      168,910       160,667

Property, plant and equipment, net ...........................................       46,360        48,665
Investment securities ........................................................        2,107         5,429
Goodwill .....................................................................          293           374
Other assets .................................................................          800           943
                                                                                  ---------     ---------
          Total assets .......................................................    $ 218,470     $ 216,078
                                                                                  =========     =========

Liabilities and stockholders' equity:
   Notes payable .............................................................    $   3,870     $     344
   Accounts payable ..........................................................       27,467        27,087
   Accrued expenses ..........................................................       40,636        39,832
   Customer deposits .........................................................        5,514         3,908
   Billings in excess of costs and estimated earnings on uncompleted contracts       24,144        27,710
                                                                                  ---------     ---------
          Total current liabilities ..........................................      101,631        98,881
                                                                                  ---------     ---------

Long-term debt ...............................................................       36,383        25,563
                                                                                  ---------     ---------
Commitments and contingencies

Redeemable convertible preferred stock, class B-1, no par value;
   authorized 1,500,000 shares; issued and outstanding zero shares at
   June 29, 2001 and 901,408 shares at December 31, 2000 .....................           --        24,000

Stockholders' equity:
   Preferred stock, no par value; authorized 8,500,000 shares;
      no shares issued and outstanding .......................................           --            --
   Common stock, $.20 par value; authorized 30,000,000
      shares; issued 10,707,950 shares at June 29, 2001
      and 9,772,118 shares at December 31, 2000 ..............................        2,142         1,954
   Additional paid-in capital ................................................       48,811        24,752
   Common stock in treasury, at cost; 352,500 shares .........................       (4,709)       (4,709)
   Retained earnings .........................................................       34,762        46,018
   Accumulated other comprehensive loss ......................................         (550)         (381)
                                                                                  ---------     ---------
          Total stockholders' equity .........................................       80,456        67,634
                                                                                  ---------     ---------
          Total liabilities and stockholders' equity .........................    $ 218,470     $ 216,078
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

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)




                                                         Three Months Ended
                                                     -------------------------
                                                      June 29,       June 30,
                                                        2001           2000
                                                     ----------     ----------

Sales ...........................................    $   48,097     $   25,589
Cost of sales ...................................        36,124         37,892
                                                     ----------     ----------
         Gross profit (loss) ....................        11,973        (12,303)
                                                     ----------     ----------

Operating expenses:
   Selling, general and administrative ..........         6,860          8,703
   Research and development .....................         6,810         10,984
   Amortization of goodwill and other intangibles            --             44
   REALimage(R) transition costs ..................         2,944           --
                                                     ----------     ----------
         Operating expenses .....................        16,614         19,731
                                                     ----------     ----------
                                                         (4,641)       (32,034)
Gain on sale of business unit ...................            --            816
                                                     ----------     ----------
         Operating loss .........................        (4,641)       (31,218)

Other expense, net ..............................          (567)          (380)
                                                     ----------     ----------
Loss before income taxes ........................        (5,208)       (31,598)

Income tax expense (benefit) ....................           (76)        20,598
                                                     ----------     ----------
         Net loss ...............................        (5,132)       (52,196)

Accretion of preferred stock ....................            --             57
                                                     ----------     ----------

Net loss applicable to common stock .............    $   (5,132)    $  (52,253)
                                                     ==========     ==========

Net loss per common share:
   Basic and Diluted ............................    $    (0.50)    $    (5.58)

Weighted average common and common
   equivalent shares outstanding:
         Basic and Diluted ......................        10,348          9,360



          See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                          Six Months Ended
                                                     -------------------------
                                                      June 29,       June 30,
                                                        2001           2000
                                                     ----------     ----------
Sales ...........................................    $   87,729     $   71,544
Cost of sales ...................................        62,541         67,734
                                                     ----------     ----------
         Gross profit ...........................        25,188          3,810
                                                     ----------     ----------

Operating expenses:
   Selling, general and administrative ..........        16,278         18,992
   Research and development .....................        16,039         22,516
   Amortization of goodwill and other intangibles            44             89
   REALimage transition costs ...................         2,944             --
                                                     ----------     ----------
         Operating expenses .....................        35,305         41,597
                                                     ----------     ----------
                                                        (10,117)       (37,787)
Gain on sale of business unit ...................            --          1,918
                                                     ----------     ----------
         Operating loss .........................       (10,117)       (35,869)

Other expense, net ..............................        (1,139)          (556)
                                                     ----------     ----------

Loss before income taxes ........................       (11,256)       (36,425)

Income tax expense ..............................            --         18,943
                                                     ----------     ----------

         Net loss ...............................       (11,256)       (55,368)

Accretion of preferred stock ....................            --            114
                                                     ----------     ----------

Net loss applicable to common stock .............    $  (11,256)    $  (55,482)
                                                     ==========     ==========

Net loss per common share:
   Basic and Diluted ............................    $    (1.13)    $    (5.93)

Weighted average common and common
   equivalent shares outstanding:
         Basic and Diluted ......................         9,965          9,349



          See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)
                                 (In thousands)



                                                           Three Months Ended
                                                          ---------------------
                                                          June 29,     June 30,
                                                            2001         2000
                                                          --------     --------

Net loss .............................................    $ (5,132)    $(52,196)

Other comprehensive income (loss):
     Foreign currency translation adjustments ........         (13)          15
     Unrealized gains (losses) on securities .........         329         (637)
                                                          --------     --------
Other comprehensive income (loss) before income taxes          316         (622)

Income tax benefit related to items of other
     comprehensive income (loss) .....................          --         (223)
                                                          --------     --------
Other comprehensive income (loss), net of income taxes         316         (399)
                                                          --------     --------
Comprehensive loss ...................................    $ (4,816)    $(52,595)
                                                          ========     ========




                                                             Six Months Ended
                                                          ---------------------
                                                          June 29,     June 30,
                                                            2001         2000
                                                          --------     --------
Net loss .............................................    $(11,256)    $(55,368)

Other comprehensive income (loss):
     Foreign currency translation adjustments ........           6           50
     Unrealized losses on securities .................        (175)        (772)
                                                          --------     --------
Other comprehensive loss before income taxes .........        (169)        (722)

Income tax benefit related to items of other
     comprehensive loss ..............................          --         (270)
                                                          --------     --------
Other comprehensive loss, net of income taxes ........        (169)        (452)
                                                          --------     --------
Comprehensive loss ...................................    $(11,425)    $(55,820)
                                                          ========     ========



          See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                               Six Months Ended
                                                                                          -------------------------
                                                                                           June 29,       June 30,
                                                                                             2001           2000
                                                                                          ----------     ----------
Cash flows from operating activities:
   Net loss ..........................................................................    $  (11,256)    $  (55,368)
   Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization ..............................................         7,069          6,473
          Gain on sale of business unit ..............................................            --         (1,918)
          Gain on sale of investment securities ......................................          (319)            --
          Loss on disposal of property, plant and equipment ..........................           335             --
          Provision for losses on accounts receivable ................................           333          3,457
          Provision for obsolete and excess inventories ..............................           529          2,288
          Provision for warranty expense .............................................           663            513
          Deferred income taxes ......................................................            --         20,598
          Other, net .................................................................            32            (32)
          Changes in working capital:
             Accounts receivable .....................................................         1,758         (5,418)
             Inventories .............................................................        (4,873)        (1,994)
             Costs and estimated earnings in excess of billings on uncompleted
                contracts, net                                                                (8,596)        30,199
             Prepaid expenses and deposits ...........................................           236            707
             Accounts payable ........................................................           380          2,066
             Accrued expenses ........................................................           141           (834)
             Customer deposits .......................................................         1,606         (3,039)
                                                                                          ----------     ----------
                    Net cash used in operating activities ............................       (11,962)        (2,302)
                                                                                          ----------     ----------
Cash flows from investing activities:
   Proceeds from sale of short-term investments ......................................            --            752
   Proceeds from sale of business unit ...............................................            --          1,250
   Proceeds from sale of investment securities .......................................         3,594             --
   Purchases of property, plant and equipment ........................................        (4,977)        (4,641)
   Proceeds from sale of property, plant and equipment ...............................             7             52
   Increase in other assets ..........................................................           (26)          (528)
                                                                                          ----------     ----------
                    Net cash used in investing activities ............................        (1,402)        (3,115)
                                                                                          ----------     ----------
Cash flows from financing activities:
   Borrowings under notes payable and line of credit agreements ......................       125,311         11,193
   Payments under notes payable and line of credit agreements ........................      (110,965)        (8,786)
   Decrease in restricted cash .......................................................         1,032             --
   Proceeds from issuance of common stock ............................................           209            343
                                                                                          ----------     ----------
                    Net cash provided by financing activities ........................        15,587          2,750
                                                                                          ----------     ----------
Effect of foreign exchange rate on cash and cash equivalents .........................             5            (88)
                                                                                          ----------     ----------
Net change in cash and cash equivalents ..............................................         2,228         (2,755)
Cash and cash equivalents at beginning of year .......................................        11,898         22,110
                                                                                          ----------     ----------
Cash and cash equivalents at end of period ...........................................    $   14,126     $   19,355
                                                                                          ==========     ==========

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
   Interest                                                                                  $ 1,081          $ 641
   Income taxes                                                                                  237            (15)
Accretion of preferred stock                                                                       -            114



          See accompanying notes to consolidated financial statements.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.         SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. This report on Form 10-Q for the three months and six months ended June 29, 2001 should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

The accompanying unaudited consolidated balance sheets and statements of operations, comprehensive loss and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of operations for the interim three and six month periods ended June 29, 2001 are not necessarily indicative of the results to be expected for the full year.

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

In July 2001, the FASB issued SFAS No. 141, "Accounting for Business Combinations" and No. 142, "Accounting for Goodwill and Other Intangible Assets". SFAS 141 is effective for the Company beginning July 1, 2001. The Statement establishes accounting and reporting standards for business combinations and prohibits the use of the pooling-of-interests method of accounting for those transactions after June 30, 2001. SFAS 142 is effective for the Company beginning January 1, 2002. The Statement establishes accounting and reporting standards for goodwill and intangible assets. Beginning January 1, 2002, the Company will no longer amortize goodwill, but will test for impairment at least annually. The impact of adopting SFAS 142 is not expected to be material to the financial statements.

REALimage Transition Costs

REALimage transition costs include all the expenses associated with the operations and disengagement efforts of the REALimage Solutions Group incurred in the second quarter of 2001. These costs totaled $2.9 million. These costs are being identified separately as the Company is currently evaluating various business arrangements of its REALimage Solutions Group, including, but not limited to, transferring the assets of the group to a wholly-owned subsidiary and seeking outside investment to assist with the development of the group's products or selling the group. In the event the Company is not successful in completing a business arrangement of its REALimage Solutions Group, the Company may discontinue the operations of this group.

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


2.         INVENTORIES

Inventories consist of the following (in thousands):

                                       June 29,          December 31,
                                         2001                2000
                                    --------------      --------------
                                      (Unaudited)

Raw materials                       $       24,828      $       26,701
Work-in-process                             14,821               9,219
Finished goods                               3,078               2,463
                                    --------------      --------------
                                    $       42,727      $       38,383
                                    ==============      ==============


3.         DEBT

Long-term debt consists of approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the "6% Debentures"). The 6% Debentures are unsecured and are convertible at each bondholder's option into shares of the Company's common stock at a conversion price of $42.10 or 428,000 shares of the Company's common stock, subject to adjustment. The 6% Debentures are redeemable at the Company's option, in whole or in part, at par.

In December 2000, the Company entered into a secured credit facility (the "Foothill Facility") with Foothill Capital Corporation ("Foothill"). The Foothill Facility provides for borrowings and the issuance of letters of credit up to $30.0 million. The Foothill Facility expires in December 2002. The terms of the Foothill Facility remain unchanged as described in the Company's Form 10-K for the year ended December 31, 2000. The Company is currently in compliance with its financial covenants and ratios; however, a continuation of recent negative trends could impact future compliance with such covenants. Should the need arise, the Company will negotiate with Foothill to modify and expand various financial ratios and covenants, however no assurance can be given that such negotiations will result in modifications that will allow the Company to continue to be in compliance or otherwise be acceptable to the Company. As of June 29, 2001, the Company had $18.2 million in outstanding borrowings and $7.6 million in outstanding letters of credit under the Foothill Facility. As of August 10, 2001, the outstanding borrowings have decreased to $16.8 million and the outstanding letters of credit have been reduced by $0.1 million to a balance of $7.5 million.

Evans & Sutherland Computer Limited, a wholly-owned subsidiary of Evans & Sutherland Computer Corporation, has a $5.0 million overdraft facility (the "Overdraft Facility") with Lloyds TSB Bank plc ("Lloyds"). As of June 29, 2001, Evans & Sutherland Computer Limited had $3.7 million in outstanding borrowings under the Overdraft Facility. The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds' discretion and expires on November 30, 2001. The terms of the Overdraft Facility remain unchanged as described in the Company's Form 10-K for the year ended December 31, 2000. The Overdraft Facility requires maintenance of certain financial covenants. Evans & Sutherland Computer Limited is currently in compliance with the financial covenants. On June 29, 2001, the Company had $1.0 million of cash on deposit with Lloyds in a restricted cash collateral account to support obligations that the bank guarantees. As of August 10, 2001, Evans & Sutherland Computer Limited had $3.8 million of outstanding borrowings under the Overdraft Facility.


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

For the three and six months ended June 29, 2001, outstanding options to purchase 2,559,000 shares of common stock, 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures and 378,000 shares of common stock upon the exercise and conversion of warrants to purchase additional Class B-1 Preferred Stock were excluded from the computation of the diluted net income (loss) per common share because to include them would have been anti-dilutive.

For the three and six months ended June 30, 2000, outstanding options to purchase 2,465,000 shares of common stock, 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures, 901,000 shares of common stock issuable upon conversion of the Company's Class B-1 Preferred Stock and 378,000 shares of common stock upon the exercise and conversion of warrants to purchase additional Class B-1 Preferred Stock were excluded from the computation of the diluted net income (loss) per common share because to include them would have been anti-dilutive.

6.         SEGMENT AND RELATED INFORMATION

The Company's business units have been aggregated into three reportable segments: Simulation, REALimage Solutions, and Applications. These reportable segments offer different products and services and are managed and evaluated separately because each segment uses different technologies and requires different marketing strategies. The Simulation segment provides a broad line of visual systems for flight and ground simulators for training purposes to government, aerospace and commercial customers. The REALimage Solutions segment is developing graphics and video processing technology on a single chip for digital video content creation and post-production. The Applications segment provides digital video applications for entertainment, educational and multimedia industries.

The Company evaluates segment performance based on income (loss) from operations before income taxes, interest income and expense, other income and expense and foreign exchange gains and losses. The Company's assets are not identifiable by segment.


(in thousands, unaudited)             Simulation      REALimage       Applications        Total
                                                      Solutions
                                     ------------    ------------     ------------     ------------
Three months ended June 29, 2001
   Sales .......................    $     45,719     $        233     $      2,145     $     48,097
   Operating loss ..............          (1,782)          (2,713)            (146)          (4,641)

Three months ended June 30, 2000
   Sales .......................    $     21,734     $      1,545     $      2,310     $     25,589
   Operating income (loss) .....         (30,251)          (1,090)             123          (31,218)

Six months ended June 29, 2001
   Sales .......................    $     81,477     $      1,241     $      5,011     $     87,729
   Operating loss ..............          (5,341)          (4,652)            (124)         (10,117)

Six months ended June 30, 2000
   Sales .......................    $     62,122     $      3,036     $      6,386     $     71,544
   Operating income (loss) .....         (33,971)          (2,522)             624          (35,869)


7.         GEOGRAPHIC INFORMATION

The following table presents sales by geographic location based on the location of the use of the product or services. Sales to individual countries greater than 10% of consolidated sales are shown separately (in thousands):

                                          Three Months Ended                Six Months Ended
                                     ----------------------------    ----------------------------
                                       June 29,        June 30,        June 29,        June 30,
                                         2001            2000            2001            2000
                                     ------------    ------------    ------------    ------------
                                     (Unaudited)                     (Unaudited)

United States ...................    $     29,285    $     16,075    $     49,958    $     44,040
United Kingdom ..................           9,986           2,553          22,520          11,026
Europe (excluding United Kingdom)
                                            4,515           3,681           7,149           9,043
Pacific Rim
                                            3,044           2,567           5,744           5,577
Other
                                            1,267             713           2,358           1,858
                                     ------------    ------------    ------------    ------------
                                     $     48,097    $     25,589    $     87,729    $     71,544
                                     ============    ============    ============    ============


The following table presents property, plant and equipment by geographic location based on the location of the assets (in thousands):

                                       June 29,      December 31,
                                         2001            2000
                                    ------------     ------------
                                    (Unaudited)
United States                       $     45,514     $     47,777
Europe                                       846              888
                                    ------------     ------------
                                    $     46,360     $     48,665
                                    ============     ============


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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include projection of capital expenditures; plans for future operations; financing needs or plans; plans relating to Evans & Sutherland Computer Corporation ("Evans & Sutherland," "E&S(R)," or the "Company") products and services; risk of product demand; market acceptance; economic conditions; competitive products and pricing; cancellation of contracts or significant penalties due to delays in the timely delivery of the Company's products; difficulties in product development and the commercialization of technology; successful completion of the various business arrangements involving the REALimage Solutions Group by the end of the third quarter of 2001 and the RAPIDsite(TM) business; successful development of the "studio-on-a-chip" enabling a completely new generation of advanced video processing systems; assumptions relating to the foregoing; and other risks detailed in this filing and in the Company's most recent Form 10-K. Although the Company believes it has the product offerings and resources for continuing success, future revenue and margin trends cannot be reliably predicted. Factors external to the Company can result in volatility of the Company's common stock price. Because of the foregoing factors, recent trends are not necessarily reliable indicators of future stock prices or financial performance and there can be no assurance that the events contemplated by the forward-looking statements contained in this quarterly report will, in fact, occur. For further information, refer to the business description and additional risk factors sections included in Evans & Sutherland's Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

OVERVIEW

Evans & Sutherland Computer Corporation is an established high-technology company with outstanding computer graphics technology and a worldwide presence in high-performance 3D visual simulation. In addition, E&S applies its core technology into personal computer ("PC") products for both simulation and workstations. The Company's core computer graphics technology is shared among the Company's Simulation, REALimage Solutions, and Applications Groups.

Simulation Group

The Simulation Group provides a broad line of visual systems for flight and ground training and related services to the United States and international armed forces, NASA and aerospace companies. E&S remains an industry leader for visual systems sales to various United States government agencies and more than 20 foreign governments for the primary purpose of training military vehicle operators. The Simulation Group is a leading independent supplier of visual systems for simulators for commercial markets, as well. In addition to aviation training, other commercial visual applications include maritime, train, auto, and motorcycle simulation.

The group's visual systems create dynamic, high quality, out-the-window scenes that simulate the view vehicle operators see when performing tasks under actual operating conditions. The visual systems are an integral part of full mission simulators, which incorporate a number of other components, including cockpits or vehicle cabs and large hydraulic motion systems.

The Simulation Group's products are installed in military and commercial airline training facilities throughout the world. The Evans & Sutherland Image Generator ("ESIG(R)") product line is the cornerstone of the group's product offerings. ESIG models span a 15-year production period and have been continuously improved to meet the ever-increasing demands of real time flight and ground vehicle simulation requirements. The Harmony(R) product line advances the image quality by addressing the complexities required to project the most realistic out-of-the window and sensor visual scenes used by advanced tactical helicopters and military jet pilots. Equivalent in processing capabilities to large mainframe computers, the Harmony system's technology enables large field of view projections, inlaid targets, and enhanced sensor and visual details. At the other end of the processing spectrum, the lower cost of computing technology has enabled E&S to develop a high-end personal computer image generator ("PCIG") capability to meet the needs of the rapidly expanding market of lower cost simulation applications such as ship handling, air traffic control and tower simulation. Database models, software tools, and engineers facilitate the development of high-end databases for use by the group's customer base. Commercial airline databases simulate airports throughout the world, while the military databases include advanced special effects and encompass large areas of the world. The group's capabilities include advanced display systems and systems integration while the service and support efforts associated with the group's products include installation, spares, spares provisioning, system maintenance, maintenance training, and system repairs.

REALimage Solutions Group

The REALimage Solutions Group is developing graphics and video processing technology on a single chip for digital video content creation and post-production. This product, referred to as "studio-on-a-chip", brings together both graphics and video processing technology on a single chip for digital video content creation and post-production. This product represents the first of a new class of innovative semiconductor processors and software that the Company expects will enable a completely new generation of advanced video processing systems.

The Company is currently evaluating various business arrangements of its REALimage Solutions Group in order to enhance the value of this business segment, including, but not limited to, transferring the assets of the REALimage Solutions Group to a wholly-owned subsidiary and seeking outside investment to assist with the development of the REALimage Solutions Group's products or selling the REALimage Solutions Group. The Company cannot provide any assurance that it will be successful in completing any business arrangement of its REALimage Solutions Group that would enhance the value of this business segment. In the event the Company is not successful in completing a business arrangement of its REALimage Solutions Group, the Company may discontinue the operations of this group.

Applications Group

The Applications Group is composed of synergistic businesses that use E&S core technology in applications targeted at niche markets. The Applications Group's digital theater products include hardware, software and content for both the entertainment and educational marketplaces. Digital theater focuses on immersive all-dome theater applications combining colorful digitally produced imagery, full-spectrum audio and audience-participation capability. The group is a leading supplier of digital display systems in the planetarium marketplace. In addition to projection and theater systems, the group develops and markets show content for planetariums and domed theaters.

In 2001, the Applications Group continued to expand the market for E&S RAPIDsite. E&S RAPIDsite is a photo-realistic visualization tool designed for use by real-estate developers, consulting engineers, architects, and municipal planners involved with all types of land development projects. RAPIDsite features fast 3D-model construction, accelerated graphics rendering performance and easy-to-use interactive exploration of a proposed development on a Windows NT computer with an Open GL graphics accelerator. The Company is currently evaluating various business arrangements of its E&S RAPIDsite business in order to enhance the value of this business, including, but not limited to, transferring the assets of this business to a wholly-owned subsidiary and seeking outside investment to assist with the development of the E&S RAPIDsite products. The Company cannot provide any assurance that it will be successful in completing any business arrangement of RAPIDsite that would enhance the value of this business.

RESULTS OF OPERATIONS

The following table presents the percentage of total sales represented by certain items for the Company for the periods presented:

                                                             Three Months Ended                    Six Months Ended
                                                        -----------------------------       -----------------------------
                                                          June 29,         June 30,           June 29,         June 30,
                                                            2001             2000               2001             2000
                                                        ------------     ------------       ------------     ------------
                                                                 (Unaudited)                         (Unaudited)
Sales                                                        100.0%           100.0%             100.0%           100.0%
Cost of sales                                                 75.1            148.1               71.3             94.7
                                                        ------------     ------------       ------------     ------------
       Gross profit                                           24.9            (48.1)              28.7              5.3
                                                        ------------     ------------       ------------     ------------
Operating Expenses:
    Selling, general and administrative                       14.3             34.0               18.5             26.5
    Research and development                                  14.1             42.9               18.3             31.5
    Amortization of goodwill and other intangibles               -              0.2                0.1              0.1
    REALimage transition costs                                 6.1                -                3.3                -
                                                        ------------     ------------       ------------     ------------
       Operating expenses                                     34.5             77.1               40.2             58.1
                                                        ------------     ------------       ------------     ------------
                                                              (9.6)          (125.2)             (11.5)           (52.8)
Gain on sale of business unit                                    -              3.2                  -              2.7
                                                        ------------     ------------       ------------     ------------
       Operating loss                                         (9.6)          (122.0)             (11.5)           (50.1)
Other expense, net                                            (1.2)            (1.5)              (1.3)            (0.8)
                                                        ------------     ------------       ------------     ------------
Loss before income taxes                                     (10.8)          (123.5)             (12.8)           (50.9)
Income tax expense (benefit)                                  (0.1)            80.5                  -             26.5
                                                        ------------     ------------       ------------     ------------
       Net loss                                              (10.7)          (204.0)             (12.8)           (77.4)
Accretion of preferred stock                                     -              0.2                  -              0.2
                                                        ------------     ------------       ------------     ------------
 Net loss applicable to common stock                          (10.7)%         (204.2)%            (12.8)%          (77.6)%
                                                        ============     ============       ============     ============



Second Quarter 2001 Compared to Second Quarter 2000

Sales

In the second quarter of 2001, sales increased $22.5 million, or 88% ($48.1 million in the second quarter of 2001 compared to $25.6 million in the second quarter of 2000). Sales in the Simulation Group increased $24.0 million, or 110% ($45.7 million in the second of 2001 compared to $21.7 million in the second quarter of 2000). Sales in the REALimage Solutions Group decreased $1.3 million, or 85% ($0.2 million in the second quarter of 2001 compared to $1.5 million in the second quarter of 2000). Sales in the Applications Group decreased $0.2 million, or 7% ($2.1 million in the second quarter of 2001 compared to $2.3 million in the second quarter of 2000). The increase in sales in the Simulation Group is due to increased sales volumes of visual systems to commercial airline customers and due to increased sales volumes of the Company's simFUSION(TM) PC-based image generator. Sales in the Simulation Group in the second quarter of 2000 were negatively impacted by two events. First, Lockheed Martin Corporation ("Lockheed") cancelled the contract for the delivery of visual systems to the United Kingdom Ministry of Defence ("UK MOD") for the Combined Arms Tactical Trainer program ("UK CATT"). The cancellation of the UK CATT contract resulted in minimal revenue being recognized on this contract in the second quarter of 2000. Second, sales in the second quarter of 2000 included an adjustment to revenue on percent complete contracts. A review of the estimated cost-to-complete on these contracts resulted in a negative adjustment to revenue of $10.9 million. The decline in sales in the REALimage Solutions Group, is attributed to nominal sales of current products and delays in the introduction of new products. Management anticipates sales in the REALimage Solutions Group to be nominal for the remaining quarters of 2001 while the REALimage Solutions Group is transitioning to new products, and management expects to complete a business arrangement or discontinue the operations of the group by the end of the third quarter of 2001. The decrease in sales in the Applications Group is due to a decline in sales volumes of large-format entertainment products which was partially offset by an increase in sales volumes of planetarium systems and by growing sales of the Company's E&S RAPIDsite real-estate planning tool. In addition, sales in the Applications Group in the second quarter of 2000 included sales of inventory of digital video equipment to RT-SET Real Time Synthesized Entertainment Technology Ltd and its subsidiary RT-SET America Inc. (collectively "RT-SET"), who purchased the Company's digital video business in the first quarter of 2000.

Gross Profit

Gross profit increased $24.3 million ($12.0 million in the second quarter of 2001 compared to a loss of $12.3 million in the second quarter of 2000). As a percent of sales, gross profit increased to 24.9% in the second quarter of 2001 compared to a negative 48.1% in the second quarter of 2000. Gross profit in the second quarter of 2001 benefited from greater sales volumes of visual systems to commercial airline customers and from greater sales volumes of the Company's simFUSION image generator. Gross profit in the second quarter of 2000 was negatively impacted by a $16.7 million adjustment for estimated actual costs at completion of contract on percent complete contracts ($10.9 million as a reduction in revenue, and $5.8 million as an increase in cost of sales relating to contracts with total estimated actual costs that exceed the contract value). In addition, gross profit in the second quarter of 2000 was negatively impacted by the cancellation of the UK CATT contract resulting in the loss of revenue and the write-off of obsolete and excess inventory specific to the UK CATT contract. Gross profit in the REALimage Solutions Group declined to nominal levels in the second quarter of 2001 as the group produced few sales of its products. Gross profit in the Applications Group increased in the second quarter of 2001 as the mix of sales favored higher margin planetarium systems combined with the contribution of growing E&S RAPIDsite sales.

Selling, General and Administrative

Selling, general and administrative expenses decreased $1.8 million, or 21% ($6.9 million in the second quarter of 2001 compared to $8.7 million in the second quarter of 2000). As a percent of sales, selling, general and administrative expenses were 14.3% in the second quarter of 2001 compared to 34.0% in the second quarter of 2000. Selling, general and administrative expenses declined due to lower headcount, lower labor-related costs and lower advertising expenditures. Selling, general and administrative expenses in the Simulation Group decreased due to lower headcount, lower labor marketing costs as the result of reduced bid and proposal activity to government customers and reduced overhead costs which were partially offset by higher labor marketing costs due to an expanded sales effort for the Company's simFUSION PC-based image generator and for service and support sales. Selling, general and administrative expenses in the Applications Group declined in the second quarter of 2001 due to the sale of the Company's digital video business in the first quarter of 2000 and lower travel and labor costs and the reduction of employees and related costs. The decrease in selling, general and administrative expenses in the second quarter of 2001 is also partially due to all expenses associated with the REALimage Solutions Group being recorded in the "REALimage transition costs" expense category. Selling, general and administrative expenses were $7.4 million including these costs associated with the REALimage Solutions Group.

Research and Development

Research and development expenses decreased $4.2 million, or 38% ($6.8 million in the second quarter of 2001 compared to $11.0 million in the second quarter of
2000). As a percent of sales, research and development expenses were 14.1% in the second quarter of 2001 compared to 42.9% in the second quarter of 2000. Research and development expenses in the Simulation Group declined due to lower labor and related expenses as the effort required on the Company's Harmony, iNTegrator(R) and Ensemble(TM) products has declined. Research and development expenses in the Applications Group were essentially unchanged. The decrease in research and development expenses in the second quarter of 2001 is also partially due to all expenses associated with the REALimage Solutions Group being recorded in the "REALimage transition costs" expense category. Research and development expenses were $9.2 million including these costs associated with the REALimage Solutions Group.

REALimage Transition Costs

REALimage  transition  costs include all expenses  associated with the REALimage
Solutions Group that were incurred in the second quarter of 2001. These costs totaled $2.9 million, and were 6.1% of revenues. These costs are being identified separately as the Company is currently evaluating various business arrangements of its REALimage Solutions Group, including, but not limited to, transferring the assets of the group to a wholly-owned subsidiary and seeking outside investment to assist with the development of the group's products or selling the group. In the event the Company is not successful in completing a business arrangement of its REALimage Solutions Group, the Company may discontinue the operations of this group.

Gain on Sale of Business Unit

During the first quarter of 2000, the Company sold certain assets of its Applications Group relating to its digital video products business. In the first quarter of 2000, the Company recognized $1.1 million of gain on the transaction. In the second quarter of 2000 the Company recognized $0.8 million of gain as certain contingent events were met subsequent to the transaction. There was no such event in 2001.

Other Expense, Net

Other expense, net increased $0.2 million, or 49% ($0.6 million in the second quarter of 2001 compared to $0.4 million in the second quarter of 2000). As a percent of sales, other expense, net was 1.2% in the second quarter of 2001 compared to 1.5% in the second quarter of 2000. Interest income was $5,000 in the second quarter of 2001 compared to $136,000 in the second quarter of 2000. Interest expense was $0.6 million in the second quarter of 2001 compared to $0.3 million in the second quarter of 2000.

Income Taxes

Income tax expense (benefit) was a $0.1 million benefit in the second quarter of 2001 compared to an expense of $20.6 million in the second quarter of 2000. During the second quarter of 2000, the Company increased its deferred tax asset valuation allowance by $20.6 million. As a result of the net operating loss in the second quarter of 2000, the cumulative net operating losses for 2000, 1999 and 1998, and the cancellation of the UK CATT contract the Company fully reserved its net deferred tax assets which previously existed at the end of the first quarter of 2000 and those deferred tax assets recognized during the second quarter of 2000. These net deferred tax assets relate to temporary differences, tax credit carry forwards and net operating loss carry forwards. The valuation allowance was recorded in accordance with SFAS 109, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. If the deferred tax assets are realized in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the related tax benefits will reduce future income tax provisions.



Six Months Ended June 29, 2001 Compared to Six Months Ended June 30, 2000

Sales

In the first six months of 2001, sales increased $16.2 million, or 23% ($87.7 million in the first six months of 2001 compared to $71.5 million in the first six months of 2000). Sales in the Simulation Group increased $19.4 million, or 31% ($81.5 million in the first six months of 2001 compared to $62.1 million in the first six months of 2000). Sales in the REALimage Solutions Group declined $1.8 million, or 59% ($1.2 million in the first six months of 2001 compared to $3.0 million in the first six months of 2000). Sales in the Applications Group declined $1.4 million, or 22% ($5.0 million in the first six months of 2001 compared to $6.4 million in the first six months of 2000). Sales in the Simulation Group increased due to higher sales volumes of visual systems to commercial airline customers and higher sales volumes of the Company's simFUSION PC-based image generator. Sales in the Simulation Group in the first six months of 2000 was negatively impacted by two events. First, Lockheed cancelled the contract for the delivery of visual systems to the UK MOD for the UK CATT program. Second, sales in the first six months of 2000 included an adjustment to revenue on percent complete contracts where a review of the estimated costs-to-complete on these contracts resulted in a negative adjustment to revenue of $10.9 million. The decline in sales in the REALimage Solutions Group is attributed to nominal sales of current products and delays in the introduction of new products. Management anticipates sales in the REALimage Solutions Group to be nominal for the remaining quarters of 2001 while the REALimage Solutions Group is transitioning to new products, and management expects to complete a business arrangement or discontinue the operations of the group by the end of the third quarter of 2001. The decrease in sales in the Applications Group is due to a decline in sales volumes of large-format entertainment products, which was partially offset by an increase in sales volumes of planetarium systems and by growing sales of the Company's E&S RAPIDsite real-estate planning tool. In addition, sales in the Applications Group in the first six months of 2000 included results from the Company's digital video business, which was sold to RT-SET in the first quarter of 2000.

Gross Profit

Gross profit increased $21.4 million or 561% ($25.2 million in the first six months of 2001 compared to $3.8 million in the first six months of 2000.) As a percent of sales, gross profit increased to 28.7% in the first six months of 2001 compared to 5.3% in the first six months of 2000. Gross profit in the first six months of 2001 benefited from greater sales volumes of visual systems to commercial airline customers and from greater sales volumes of the Company's simFUSION image generator. Gross profit in the first six months of 2000 was negatively impacted by a $16.7 million adjustment for estimated actual costs at completion of contract on percent complete contracts ($10.9 million as a reduction in revenue, and $5.8 million as an increase in cost of sales relating to contracts with total estimated actual costs that exceed the contract value). In addition, gross profit in the first six months of 2000 was negatively impacted by the cancellation of the UK CATT contract resulting in the loss of revenue and the write-off of obsolete and excess inventory specific to the UK CATT contract. Gross profit in the REALimage Solutions Group declined to nominal levels in the first six months of 2001 as the group produced few sales of its products. Gross profit in the Application Group increased in the first six months of 2001 as the mix of sales favored higher margin planetarium systems combined with the contribution of growing E&S RAPIDsite sales.

Selling, General and Administrative

Selling, general and administrative expenses declined $2.7 million, or 14% ($16.3 in the first six months of 2001 compared to $19.0 million in the first six months of 2000. As a percent of sales, selling, general and administrative expenses were 18.5% in the first six months of 2001 compared to 26.5% in the first six months of 2000. Selling, general and administrative expenses declined due to lower headcount, lower marketing costs, lower labor costs and lower travel costs which were partially offset by an increase in the marketing labor costs associated with the Company's simFUSION PC-based image generator and for service and support sales. Selling, general and administrative expenses declined in the Applications Group due to the sale of the Company's digital video business in the first quarter of 2000. The decrease in selling, general and administrative expenses in the first six months of 2001 is also partially due to all second quarter expenses associated with the REALimage Solutions Group being recorded in the "REALimage transition costs" expense category. Selling, general and administrative expenses were $16.9 million including these costs associated with the REALimage Solutions Group.

Research and Development

Research and development expenses declined $6.5 million, or 29% ($16.0 million in the first six months of 2001 compared to $22.5 million in the first six months of 2000). As a percent of sales, research and development expenses were 18.3% for the first six months of 2001 compared to 31.5% for the first six months of 2000. Research and development expenses in the Simulation Group declined due to lower labor and related expenses as the effort required on the Company's Harmony, iNTegrator, and Ensemble products has declined. Research and development expenses in the Applications Group declined due to the sale of the Company's digital video business in the first quarter of 2000 and the lowering of costs to develop the Company's E&S RAPIDsite real-estate development tool. The decrease in research and development expenses in the first six months of 2001 is also partially due to all second quarter expenses associated with the REALimage Solutions Group have been recorded in the "REALimage transition costs" expense category. Research and development expenses were $18.4 million including costs associated with the REALimage Solutions Group.

REALimage Transition Costs

REALimage transition costs include all expenses of the REALimage Solutions Group incurred in the second quarter of 2001. These costs totaled $2.9 million and were 3.3% of revenues of the first six months of 2001. These costs are being identified separately as the Company is currently evaluating various business arrangements of its REALimage Solutions Group, including, but not limited to, transferring the assets of the group to a wholly-owned subsidiary and seeking outside investment to assist with the development of the group's products or selling the group. In the event the Company is not successful in completing a business arrangement of its REALimage Solutions Group, the Company may discontinue the operations of this group.

Gain on the Sale of Business Unit

During the first quarter of 2000, the Company sold certain assets of its Applications Group relating to its digital video products business. In the first quarter of 2000, the Company recognized $1.1 million of gain on the transaction. In the second quarter of 2000 the Company recognized $0.8 million of gain as certain contingent events were met subsequent to the transaction. There was no such event in 2001.

Other Expense, Net

Other expense, net increased $0.6 million, or 105% ($1.1 million in the first six months of 2001 compared to $0.6 million in the first six months of 2000). Interest income was $5,000 in the first six months of 2001 compared to $0.3 million in the first six months of 2000. Interest expense was $0.6 million in the first six months of 2001 and the first six months of 2000.

Income Taxes

No income tax expense (benefit) was recorded for the first six months of 2001 and was an expense of $18.9 million in the first six months of 2000. During the first six months of 2000, the Company increased its deferred tax asset valuation allowance by $20.6 million. As a result of the net operating loss in the first six months of 2000, the cumulative net operating losses for 2000, 1999 and 1998, and the cancellation of the UK CATT contract, the Company fully reserved its net deferred tax assets which previously existed at the end of the first six months of 2000 and those deferred tax assets recognized during the first six months of 2000. These net deferred tax assets relate to temporary differences, tax credit carry forwards and net operating loss carry forwards. The valuation allowance was recorded in accordance with SFAS 109, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. The Company evaluates the realizability of the deferred tax assets on a quarterly basis. If the deferred tax assets are realized in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the related tax benefits will reduce future income tax provisions.


FINANCIAL POSITION

During the first six months of 2001, total assets increased $2.4 million ($218.5 million at June 29, 2001 compared to $216.1 at December 31, 2000). Current assets increased $8.2 million as cost and earnings in excess of billings increased $5.0 million, inventory increased $4.3 million and cash, cash equivalents and restricted cash increased $1.2 million, while receivables, net of reserves decreased $2.1 million. The increase in cost and earnings in excess of billings was due to the timing difference between when revenue is recognized on those contracts using percent-complete accounting and when billing milestones are achieved per the contract terms. The increase in inventory was due to increased parts and material purchases during the first six months of 2001 to reduce the parts shortages which existed on December 31, 2000. The receivables decrease was due to strong cash collections at the end of the second quarter of 2001. Current liabilities increased $2.7 million during the first six months of 2001 ($101.6 million at June 29, 2001 compared to $98.9 million at December 31,
2000). Notes payable increased $3.5 million and customer deposits increased $1.6 million while billings in excess of costs and earnings decreased $3.6 million. The increase in notes payable is due to the Company borrowing to facilitate short-term operating and working capital needs. Customer deposits increased as the Company received cash deposits on new contracts. Billings in excess of costs and earnings decreased due to the timing difference between when billing milestones are achieved per contract terms and when revenue is recognized on those contracts using percent-complete accounting.

Long-term debt increased $10.8 million during the first six months of 2001 ($36.4 million at June 29, 2001 and $25.6 million at December 31, 2000). The increase is due to the Company borrowing to facilitate operating and working capital needs. Redeemable preferred stock was zero at June 29, 2001 and was $24.0 million at December 31, 2000 as Intel converted all of its preferred shares to common shares. Total shareholders' equity increased $12.9 million during the first six months of 2001 ($80.5 million at June 29, 2001 compared to $67.6 million at December 31, 2000). The increase in total shareholders' equity was due to the conversion of redeemable convertible preferred stock to common stock by Intel which was partially offset by the $11.3 million net loss for the first six months of 2001.


LIQUIDITY & CAPITAL RESOURCES

At June 29, 2001, the Company's working capital of $67.3 million included cash, cash equivalents and restricted cash of $15.1 million, compared to working capital of $61.8 million at December 31, 2000 including cash, cash equivalents and restricted cash of $13.9 million. During the first six months of 2001, the Company used $12.0 million in its operating activities, used $1.4 million in its investing activities and generated $15.6 million from its financing activities.

The Company's operating cash flow for the first six months of 2001 was negatively impacted by a net loss of $11.3 million and $9.3 million from changes in working capital. These uses of cash were partially offset by $7.1 million in depreciation and amortization and $1.9 million in provisions and other non-cash charges. The Company's investing activities during the first six months of 2001 included capital expenditures of $5.0 million for equipment purchases and building improvements, which were offset by $3.6 million in investment security sales. The Company's financing activities in the first six months of 2001 included net borrowings of $14.3 million, proceeds from issuances of common stock of $0.2 million and a decrease in restricted cash of $1.0 million.

In December 2000, the Company entered into a secured credit facility (the "Foothill Facility") with Foothill Capital Corporation ("Foothill"). The Foothill Facility provides for borrowings and the issuance of letters of credit up to $30.0 million. The Foothill Facility expires in December 2002. The terms of the Foothill Facility remain unchanged as described in the Company's Form 10-K for the year ended December 31, 2000. The Company is currently in compliance with its financial covenants and ratios. Management expects improvement in the Company's financial performance that will be sufficient to meet the Foothill facility's covenants; however, a continuation of recent negative trends could impact future compliance. Should the need arise, the Company will negotiate with Foothill to modify and expand various financial ratios and covenants, however no assurance can be given that such negotiations will result in modifications that will allow the Company to continue to be in compliance or otherwise be acceptable to the Company. As of June 29, 2001, the Company had $18.2 million in outstanding borrowings and $7.6 million in outstanding letters of credit under the Foothill Facility. As of August 10, 2001, the outstanding borrowings have decreased to $16.8 million and the outstanding letters of credit have been reduced by $0.1 million to a balance of $7.5 million.

Evans & Sutherland Computer Limited, a wholly-owned subsidiary of Evans & Sutherland Computer Corporation, has a $5.0 million overdraft facility (the "Overdraft Facility") with Lloyds TSB Bank plc ("Lloyds"). As of June 29, 2001, Evans & Sutherland Computer Limited had $3.7 million in outstanding borrowings under the Overdraft Facility. The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds' discretion and expires on November 30, 2001. The terms of the Overdraft Facility remain unchanged as described in the Company's Form 10-K for the year ended December 31, 2000. The Overdraft Facility requires maintenance of certain financial covenants. Evans & Sutherland Computer Limited is currently in compliance with the financial covenants. On June 29, 2001, the Company had $1.0 million of cash on deposit with Lloyds in a restricted cash collateral account to support obligations that the bank guarantees. As of August 10, 2001, Evans & Sutherland Computer Limited had $3.8 million of outstanding borrowings under the Overdraft Facility.

As of June 29, 2001, the Company had approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the "6% Debentures"). The 6% Debentures are unsecured and are convertible at each bondholder's option into shares of the Company's common stock at a conversion price of $42.10 or 428,000 shares of the Company's common stock, subject to adjustment. The 6% Debentures are redeemable at the Company's option, in whole or in part, at par.

On February 18, 1998, The Company's Board of Directors authorized the repurchase of up to 600,000 shares of the Company's common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996. On September 8, 1998, the Company's Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's common stock. Subsequent to February 8, 1998 through December 1999, the Company repurchased 1,136,500 shares of its common stock, leaving 463,500 shares available for repurchase as of August 3, 2001. The Company has not repurchased any shares of the Company's common stock since December 1999. Stock may be acquired in the open market or through negotiated transactions. Under the program, repurchases may be made from time to time, depending on market conditions, share price, and other factors.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which the Company is exposed are changes in foreign currency exchange rates and changes in interest rates. The Company's international sales, which accounted for 43% of the Company's total sales in the six months ended June 29, 2001 are concentrated in the United Kingdom, continental Europe and Asia. Foreign currency purchase and sale contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for trading purposes and does not use leveraged contracts. As of June 29, 2001, the Company had no material sales or purchase contracts in currencies other than U.S. dollars and had no foreign currency sales or purchase contracts.

The Company reduces its exposure to changes in interest rates by maintaining a significant proportion of its debt in fixed-rate instruments. As of June 29, 2001, 46% of the Company's total debt was in fixed-rate instruments. Had the Company fully drawn on its $30 million revolving line of credit with Foothill and its $5.0 million overdraft facility with Lloyds, 40% of the Company's total debt would be in fixed-rate instruments.

The information below summarizes the Company's market risks associated with debt obligations as of June 29, 2001. Fair values have been determined by quoted market prices. For debt obligations, the table below presents the principal cash flows and related interest rates by fiscal year of maturity. Bank borrowings bear variable rates of interest and the 6% Debentures bear a fixed rate of interest. The information below should be read in conjunction with note 3 of Notes to the Consolidated Financial Statements in Part I of this quarterly report.

                                                                                      There-                 Fair
                      Rate       2001       2002       2003       2004       2005      after      Total      Value
                    -------    -------    -------    -------    -------    -------    -------    -------    -------
Debt

Bank borrowings       10.7%    $ 3,870    $18,226    $   142         --         --         --    $22,238    $22,238


6% Debentures          6.0%         --         --         --         --         --    $18,015     18,015      7,927
                               -------    -------    -------    -------    -------    -------    -------    -------


Total  debt                    $ 3,870    $18,226    $   142         --         --    $18,015    $40,253    $30,165
                               =======    =======    =======    =======    =======    =======    =======    =======



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



Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 24, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A.

The Company's Board of Directors is divided into three classes whose terms expire at successive annual meetings. Accordingly, not all Directors are elected at each Annual Meeting of Shareholders. Mr. Wolf-Dieter Hass and Mr. Anthony J. Tether were elected as new Directors. Mr. Gerald S. Casilli and Mr. James R. Oyler were re-elected as Directors and other continuing Directors are: Stewart Carrell, Peter O. Crisp and Mr. Ivan E. Sutherland. However, Mr. Peter O. Crisp resigned from the Board on May 24, 2001.

The matters described below were voted on at the meeting and the results are as follows:

1. Election of Wolf-Dieter Hass to serve until the 2002 Annual Meeting of Shareholders. Election of Anthony J. Tether to serve until the 2003 Annual Meeting of Shareholders. Election of Gerald S. Casilli and James R. Oyler to serve until the 2004 Annual Meeting of Shareholders.

                                          For           Withheld        Against
                                       ---------        --------        -------
           Wolf-Dieter Hass            9,625,108         66,389         50,695
           Anthony J. Tether           9,625,243         66,389         50,560
           Gerald S. Casilli           9,625,304         66,389         50,499
           James R. Oyler              9,625,490         66,389         50,313

2. Amendment to the 1991 Employee Stock Purchase Plan of Evans & Sutherland Computer Corporation (the "ESPP") to extend the term of the ESPP for an additional five year period ending February 20, 2006.

                       For           Against        Abstain          Non-vote
                    ---------       ---------       ---------       ---------
                    7,541,480       1,598,553         602,159              --

3. The ratification of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2001.

                       For           Against         Abstain         Non-vote
                    ---------       ---------       ---------       ---------

                    9,733,696           4,675           3,821              --

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K


(a)        Exhibits

                  None.

(b)        Reports on Form 8-K

                  None.







                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     EVANS & SUTHERLAND COMPUTER CORPORATION





Date         August 13, 2001         By:     /S/ William M. Thomas
                                         --------------------------------------
                                          William M. Thomas, Vice President,
                                          Chief Financial Officer and
                                          Corporate Secretary
                                          (Principal Financial Officer)