Form 10-Q
period 2001-09-28
EVANS & SUTHERLAND COMPUTER CORP
filed 2001-11-13
CIK 276283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
               --------------------------------------------------

                                    FORM 10-Q

                                   (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 28, 2001
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares of Evans & Sutherland Computer Corporation's Common Stock (par value $0.20 per share) outstanding on November 2, 2001 was 10,381,572.

                                    FORM 10-Q

                     Evans & Sutherland Computer Corporation

                        Quarter Ended September 28, 2001


                                                                       Page No.

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets as of September 28, 2001 and
                December 31, 2000                                          3

             Consolidated Statements of Operations for the three
                months ended September 28, 2001 and September 29,
                2000                                                       4

             Consolidated Statements of Operations for the nine
                months ended September 28, 2001 and September 29,
                2000                                                       5

             Consolidated Statements of Comprehensive Income (Loss)
                for the three and nine months ended September 28, 2001
                and September 29, 2000                                     6

             Consolidated Statements of Cash Flows for the nine
                months ended September 28, 2001 and September 29,
                2000                                                       7

             Notes to Consolidated Financial Statements                    8

Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     14

Item 3.      Quantitative and Qualitative Disclosures About
                  Market Risk                                             25

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                            26

Item 6.      Exhibits and Reports on Form 8-K                             26

SIGNATURES                                                                27

                         PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                                  September 28,    December 31,
                                                                                       2001            2000
                                                                                  ------------     ------------
                                                                                   (Unaudited)
Assets:
   Cash and cash equivalents .................................................    $      5,456        $ 11,8986
   Restricted cash ...........................................................           1,032            2,024
   Accounts receivable, less allowance for doubtful receivables of
      $4,716 at September 28, 2001 and $4,411 at December 31, 2000 ...........          32,445           34,572
   Inventories ...............................................................          39,672           38,383
   Costs and estimated earnings in excess of billings on uncompleted contracts          59,799           68,464
   Prepaid expenses and other current assets .................................           4,916            5,326
                                                                                  ------------     ------------
          Total current assets ...............................................         143,320          160,667

Property, plant and equipment, net ...........................................          44,711           48,665
Investment securities ........................................................           1,960            5,429
Other assets .................................................................             923            1,317
                                                                                  ------------     ------------
          Total assets .......................................................    $    190,914     $    216,078
                                                                                  ============     ============

Liabilities and stockholders' equity:
   Notes payable .............................................................    $     22,793     $        344
   Accounts payable ..........................................................          20,024           27,087
   Accrued expenses ..........................................................          39,156           39,832
   Customer deposits .........................................................           3,880            3,908
   Billings in excess of costs and estimated earnings on uncompleted contracts          22,835           27,710
                                                                                  ------------     ------------
          Total current liabilities ..........................................         108,688           98,881
                                                                                  ------------     ------------

Long-term debt ...............................................................          18,015           25,563
                                                                                  ------------     ------------
Commitments and contingencies

Redeemable convertible preferred stock, class B-1, no par value;
   authorized 1,500,000 shares; issued and outstanding zero shares at
   September 28, 2001 and 901,408 shares at December 31, 2000 ................              --           24,000
                                                                                  ------------     ------------
Stockholders' equity:
   Preferred stock, no par value; authorized 8,500,000 shares;
      no shares issued and outstanding .......................................              --               --
   Common stock, $.20 par value; authorized 30,000,000
      shares; issued 10,729,361 shares at September 28, 2001
      and 9,772,118 shares at December 31, 2000 ..............................           2,146            1,954
   Additional paid-in capital ................................................          48,964           24,752
   Common stock in treasury, at cost; 352,500 shares .........................          (4,709)          (4,709)
   Retained earnings .........................................................          18,454           46,018
   Accumulated other comprehensive loss ......................................            (644)            (381)
                                                                                  ------------     ------------
          Total stockholders' equity .........................................          64,211           67,634
                                                                                  ------------     ------------
          Total liabilities and stockholders' equity .........................    $    190,914     $    216,078
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

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                Three Months Ended
                                                          -----------------------------
                                                          September 28,    September 29,
                                                               2001             2000
                                                          ------------     ------------
Sales ................................................    $     29,601     $     48,092
Cost of sales ........................................          27,808           33,288
                                                          ------------     ------------
         Gross profit ................................           1,793           14,804
                                                          ------------     ------------
Operating expenses:
   Selling, general and administrative ...............           8,057            7,620
   Research and development ..........................           6,847           11,073
   REALimage(R) transition costs .....................           2,353               --
   Restructuring charge ..............................           2,088               --
                                                          ------------     ------------
         Operating expenses ..........................          19,345           18,693
                                                          ------------     ------------
                                                               (17,552)          (3,889)
Gain on sale of business unit ........................             504               --
                                                          ------------     ------------
         Operating loss ..............................         (17,048)          (3,889)

Other income (expense), net ..........................            (939)           4,337
                                                          ------------     ------------
         Income (loss) before income taxes ...........         (17,987)             448

Income tax expense (benefit) .........................          (1,678)             147
                                                          ------------     ------------
Net income  (loss) ...................................         (16,309)             301

Accretion of preferred stock .........................              --               57
                                                          ------------     ------------
          Net income (loss) applicable to common stock    $    (16,309)    $        244
                                                          ============     ============

Net income (loss) per common share:
   Basic and Diluted .................................    $      (1.57)    $       0.03

Weighted average common and common
   equivalent shares outstanding:
         Basic .......................................          10,365            9,383
         Diluted .....................................          10,365            9,388



          See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                               Nine Months Ended
                                                          -----------------------------
                                                          September 28,    September 29,
                                                               2001             2000
                                                          ------------     ------------
Sales ................................................    $    117,330     $    119,636
Cost of sales ........................................          90,349          101,022
                                                          ------------     ------------
         Gross profit ................................          26,981           18,614
                                                          ------------     ------------
Operating expenses:
   Selling, general and administrative ...............          24,379           26,701
   Research and development ..........................          22,886           33,589
   REALimage transition costs ........................           5,297               --
   Restructuring charge ..............................           2,088               --
                                                          ------------     ------------
         Operating expenses ..........................          54,650           60,290
                                                          ------------     ------------
                                                               (27,669)         (41,676)
Gain on sale of business unit ........................             504            1,918
                                                          ------------     ------------
         Operating loss ..............................         (27,165)         (39,758)

Other income (expense), net ..........................          (2,078)           3,781
                                                          ------------     ------------
          Loss before income taxes ...................         (29,243)         (35,977)

Income tax expense (benefit) .........................          (1,678)          19,090
                                                          ------------     ------------
Net loss .............................................         (27,565)         (55,067)

Accretion of preferred stock .........................              --              171
                                                          ------------     ------------
          Net loss applicable to common stock ........    $    (27,565)    $    (55,238)
                                                          ============     ============

Net loss per common share:
          Basic and Diluted ..........................    $      (2.73)    $      (5.90)

Weighted average common and common
   equivalent shares outstanding:
          Basic and Diluted ..........................          10,098            9,360



          See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)


                                                        Three Months Ended
                                                  ------------------------------
                                                  September 28,    September 29,
                                                       2001             2000
                                                  -------------    -------------

Net income (loss) ............................    $    (16,309)    $        301

Other comprehensive income (loss):
     Foreign currency translation adjustments               --               58
     Unrealized losses on securities .........             (94)            (324)
                                                  -------------    -------------
Other comprehensive loss before income taxes .             (94)            (266)

Income tax benefit related to items of other
     comprehensive loss ......................              --               --
                                                  -------------    -------------
Other comprehensive loss, net of income taxes              (94)            (266)
                                                  -------------    -------------
Comprehensive income (loss) ..................    $    (16,403)    $         35
                                                  =============    =============




                                                         Nine Months Ended
                                                  ------------------------------
                                                  September 28,    September 29,
                                                       2001             2000
                                                  -------------    -------------

Net loss .....................................    $    (27,565)    $    (55,067)
Other comprehensive income (loss):
     Foreign currency translation adjustments                6              108
     Unrealized losses on securities .........            (269)            (826)
                                                  -------------    -------------
Other comprehensive loss before income taxes .            (263)            (718)

Income tax benefit related to items of other
     comprehensive loss ......................              --               --
                                                  -------------    -------------
Other comprehensive loss, net of income taxes             (263)            (718)
                                                  -------------    -------------
Comprehensive loss ...........................    $    (27,828)    $    (55,785)
                                                  =============    =============



          See accompanying notes to consolidated financial statements.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                                        Nine Months Ended
                                                                                                 -----------------------------
                                                                                                 September 28,    September 29,
                                                                                                      2001             2000
                                                                                                 ------------     ------------
Cash flows from operating activities:
   Net loss .................................................................................    $    (27,565)    $    (55,067)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
          Depreciation and amortization .....................................................          10,424           10,681
          Gain on sale of business unit .....................................................            (504)          (1,918)
          Gain on sale of investment securities .............................................            (319)          (6,706)
          Loss on marketable securities .....................................................              --            1,939
          Loss on disposal of fixed assets ..................................................             310               --
          Provision for losses on accounts receivable .......................................             630            3,644
          Provision for write down of inventories ...........................................             756            2,745
          Provision for warranty expense ....................................................           1,320              832
          Deferred income taxes .............................................................              --           20,598
          Other .............................................................................             163             (116)
          Changes in working capital:
             Accounts receivable ............................................................           1,497           (6,166)
             Inventories ....................................................................          (2,045)          (6,356)
             Costs and estimated earnings in excess of billings on uncompleted contracts, net             403           28,705
             Prepaid expenses and other current assets ......................................             409            1,350
             Accounts payable ...............................................................          (7,063)           9,872
             Accrued expenses ...............................................................          (2,104)           1,919
             Customer deposits ..............................................................             (27)          (2,532)
                                                                                                 ------------     ------------
                    Net cash provided by (used in) operating activities .....................         (23,715)           3,424
                                                                                                 ------------     ------------
Cash flows from investing activities:
   Purchases of short-term investments ......................................................              --           (1,875)
   Proceeds from sale of short-term investments .............................................              --              752
   Purchase of investment securities ........................................................              --             (500)
   Proceeds from sale of investment securities ..............................................           3,594               --
   Proceeds from sale of business unit ......................................................           4,000            1,250
   Investment in joint venture ..............................................................              --             (711)
   Purchases of property, plant and equipment ...............................................          (6,551)          (7,828)
   Proceeds from sale of property, plant and equipment ......................................               7            1,532
   Increase in other assets .................................................................             (25)            (999)
                                                                                                 ------------     ------------
                    Net cash provided by (used in) investing activities .....................           1,025           (8,379)
                                                                                                 ------------     ------------
Cash flows from financing activities:
   Borrowings under notes payable and line of credit agreements .............................         186,081           13,297
   Payments under notes payable and line of credit agreements ...............................        (171,180)         (15,430)
   Decrease in restricted cash ..............................................................             991               --
   Proceeds from issuance of common stock ...................................................             350              444
                                                                                                 ------------     ------------
                    Net cash used in financing activities ...................................          16,242           (1,689)
                                                                                                 ------------     ------------
Effect of foreign exchange rate on cash and cash equivalents ................................               6              (49)
                                                                                                 ------------     ------------
Net change in cash and cash equivalents .....................................................          (6,442)          (6,693)
Cash and cash equivalents at beginning of year ..............................................          11,898           22,110
                                                                                                 ------------     ------------
Cash and cash equivalents at end of period ..................................................    $      5,456     $     15,417
                                                                                                 ============     ============

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
   Interest .................................................................................    $      2,042     $        739
   Income taxes .............................................................................             750           (5,646)
Accretion of preferred stock ................................................................              --              171




          See accompanying notes to consolidated financial statements.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.         SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. This report on Form 10-Q for the three months and nine months ended September 28, 2001 should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

The accompanying unaudited consolidated balance sheets and statements of operations, comprehensive loss and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of operations for the interim three and nine month periods ended September 28, 2001 are not necessarily indicative of the results to be expected for the full year.

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

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS 143 is effective for the Company beginning July 1, 2002. The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The impact of adopting SFAS 143 is not expected to be material to the financial statements. SFAS 144 establishes one accounting model for long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for the Company beginning after January 1, 2002. Management does not expect the adoption of this statement to have a material impact on its financial statements.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Liquidity

Management believes that existing cash, cash equivalents, borrowings available under its various borrowing facilities, other asset-related cash sources and expected cash from future operations will be sufficient to meet the Company's anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months. The Foothill Facility expires in December 2002 and the Overdraft Facility expires on November 30, 2001 (see note
6). The Company is currently in negotiations to extend the Overdraft Facility, and expects to reach a favorable agreement. With the Foothill Facility, third quarter results caused the Company to fall short of the third quarter net worth covenant in that Facility. However, based on fourth quarter projections provided in advance to Foothill, a waiver was received on October 10. The net worth covenant is cumulative going forward and the Company's performance in fourth quarter 2001 is currently projected to fall short as well. As a result of these factors, the Company reclassified the outstanding borrowings with Foothill from long-term debt to a current liability.

However, cash generated in fourth quarter 2001 from the Nvidia transaction, the second installment payment from the Real Vision transaction and cash from operations is projected to cover the majority of the outstanding debt balance with Foothill at the end of third quarter. In light of these factors, management believes that Foothill is well appraised of our projected financial performance and will work with the Company, on an ongoing basis, to continue the facility.


2.         RECENT DEVELOPMENTS

On September 11, 2001, America was shocked at the devastating act of terrorism on our native soil. Immediate impacts were realized in the aviation industry as a direct result of these incidents. In the period since these tragic events, airlines have cut back schedules and routes, retired aircraft earlier than planned, reduced their employee base, and looked to vendors to support them until the business returns to historic norms. Until such time, the Company will feel some level of impact in its commercial business base. The short term impact may consist of delays in customer orders, an extension in the delivery dates of systems in backlog, extensions in customer payment terms, and/or cancellation of existing orders.

On October 15, 2001, the Company, the Company's wholly-owned subsidiary Evans & Sutherland Graphics Corporation, and Nvidia International Inc. ("Nvidia") entered into agreements for the license and sale of nine US patents and foreign equivalents being held for sale to Nvidia. Pursuant to the terms of the agreements, Nvidia paid the Company $9.0 million cash on October 16, 2001. In addition to the sale of nine E&S(R) US patents and foreign equivalents to Nvidia, the agreements provide a grant back to E&S by Nvidia Corporation, the parent of Nvidia International Inc., of continued rights in the patents within E&S's field of use. The agreements also include a broad, non-exclusive, worldwide cross-license of each companies' respective patents for use in the other company's own products, which extends to each companies' subsidiaries. The cross-license agreement also contained a mutual release of any claims either party may have against the other.


3.         TRANSITION COSTS AND SALE

REALimage Transition Costs

REALimage transition costs include all the expenses associated with the operations and disengagement efforts of the REALimage Solutions Group for the period April 2001 through August 2001. These costs totaled $5.3 million.

REALimage Business Transaction

On August 31, 2001, the Company executed an asset purchase and intellectual property license agreement to sell the REALimage Solutions Group to Real Vision,

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Inc. for a maximum value of $12.3 million. The consideration to the Company consisted of $4.0 million cash, a receivable for $2.3 million payable in December 2001, and future royalties payable on a when and if earned basis of up to a maximum of $6.0 million. The consideration to Real Vision, Inc. consists of REALimage technology, other assets, and an obligation from the Company to provide continued development of the REALimage technology during a seven-month transition period concluding on April 1, 2002.


4.         RESTRUCTURING CHARGE

In the third quarter of 2001, the Company initiated a restructuring plan focused on reducing the operating cost structure of the Company. As part of the plan, the Company recorded a charge of $2.1 million relating to a reduction in force of approximately 80 employees. As of September 28, 2001, the Company had paid $0.9 million in severance benefits. The majority of the remaining benefits will be paid out over the next two quarters. The charge was recorded in accordance with Emerging Issues Task Force Issue 94-03 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit (Including Certain Cost Incurred in a Restructuring)" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges".


5.         INVENTORIES

Inventories consist of the following (in thousands):

                                        September 28,        December 31,
                                             2001                2000
                                      ---------------       --------------
                                         (Unaudited)

Raw materials                         $        21,383       $       26,701
Work-in-process                                14,142                9,219
Finished goods                                  4,147                2,463
                                      ---------------       --------------
                                      $        39,672       $       38,383
                                      ===============       ==============



6.         DEBT

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

Due to the fourth quarter net worth projection falling below the Foothill Facility covenant, the Company will continue to work with Foothill to waive the fourth quarter covenant. However no assurance can be given that such negotiations will result in modifications that will allow the Company to continue to be in compliance or otherwise be acceptable to the Company. As of September 28, 2001, the Company had $20.2 million in outstanding borrowings and $6.8 million in outstanding letters of credit under the Foothill Facility. As of November 9, 2001, the outstanding borrowings have decreased to $13.5 million and the outstanding letters of credit have decreased to $5.9 million.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Evans & Sutherland Computer Limited, a wholly-owned subsidiary of Evans & Sutherland Computer Corporation, has a $5.0 million overdraft facility (the "Overdraft Facility") with Lloyds TSB Bank plc ("Lloyds"). As of September 28, 2001, Evans & Sutherland Computer Limited had $2.4 million in outstanding borrowings under the Overdraft Facility. The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds' discretion and expires on November 30, 2001. The terms of the Overdraft Facility remain unchanged as described in the Company's Form 10-K for the year ended December 31, 2000. The Overdraft Facility requires maintenance of certain financial covenants. Evans & Sutherland Computer Limited is currently in compliance with the financial covenants. On September 28, 2001, the Company had $1.0 million of cash on deposit with Lloyds in a restricted cash collateral account to support obligations that the bank guarantees. As of November 9, 2001, Evans & Sutherland Computer Limited had no outstanding borrowings under the Overdraft Facility.


7.         REDEEMABLE CONVERTIBLE PREFERRED STOCK

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


8.         NET INCOME (LOSS) PER COMMON SHARE

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

For the three and nine months ended September 28, 2001, outstanding options to purchase 2,576,000 shares of common stock, 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures and 378,000 shares of common stock upon the exercise and conversion of warrants to purchase additional Class B-1 Preferred Stock were excluded from the computation of the diluted net income (loss) per common share because to include them would have been anti-dilutive.

For the three months ended September 29, 2000, outstanding options to purchase 2,461,000 shares of common stock, 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures, 901,000 shares of common stock issuable upon conversion of the Company's Class B-1 Preferred Stock and 378,000 shares of common stock issuable upon the exercise and conversion of warrants to purchase additional Class B-1 Preferred Stock were excluded from the computation of the diluted net income per common share because to include them would have been anti-dilutive.

                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the nine months ended September 29, 2000, outstanding options to purchase 2,668,000 shares of common stock, 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures, 901,000 shares of common stock issuable upon conversion of the Company's Class B-1 Preferred Stock and 378,000 shares of common stock issuable upon the exercise and conversion of warrants to purchase additional Class B-2 Preferred Stock were excluded from the computation of the diluted net loss per common share because to include them would have been anti-dilutive.


9.         SEGMENT AND RELATED INFORMATION

The Company's business units have been aggregated into three reportable segments: Simulation, REALimage Solutions, and Applications. These reportable segments offer different products and services and are managed and evaluated separately because each segment uses different technologies and requires different marketing strategies. The Simulation segment provides a broad line of visual systems for flight and ground simulators for training purposes to government, aerospace and commercial customers. The REALimage Solutions segment was developing graphics and video processing technology on a single chip for digital video content creation and post-production and was sold in a transaction discussed above (see note 3). The Applications segment provides digital video applications for entertainment, educational and multimedia industries.

The Company evaluates segment performance based on income (loss) from operations before income taxes, interest income and expense, other income and expense and foreign exchange gains and losses. The Company's assets are not identifiable by segment.

 (in thousands, unaudited)               Simulation     REALimage   Applications    Total
                                                        Solutions
                                         ----------------------------------------------------
 Three months ended September 28, 2001
   Sales ............................    $  26,816     $     473    $    2,312   $    29,601
   Operating loss ...................      (16,358)         (486)         (204)      (17,048)

Three months ended September 29, 2000
   Sales ............................    $  44,486     $   1,196    $    2,410   $    48,092
   Operating loss ...................       (1,878)       (1,474)         (537)       (3,889)

Nine months ended September 28, 2001
   Sales ............................    $ 108,293     $   1,714    $    7,323   $   117,330
   Operating loss ...................      (21,699)       (5,138)         (328)      (27,165)

Nine months ended September 29, 2000
   Sales ............................    $ 106,608     $   4,232    $    8,796   $   119,636
   Operating income (loss) ..........      (35,849)       (3,996)           87       (39,758)


                     EVANS & SUTHERLAND COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      GEOGRAPHIC INFORMATION

The following table presents sales by geographic location based on the location of the use of the product or services. Sales to individual countries greater than 10% of consolidated sales are shown separately (in thousands):


                                        Three Months Ended          Nine Months Ended
                                     ------------------------    ------------------------
                                    September 28, September 29, September 28, September 29,
                                        2001          2000          2001          2000
                                     ----------    ----------    ----------    ----------
                                            (Unaudited)                 (Unaudited)

United States ...................    $   23,975    $   32,896    $   73,933    $   76,936
United Kingdom ..................         1,459         6,352        23,979        17,378
Europe (excluding United Kingdom)         2,032         6,666         9,181        15,709
Pacific Rim .....................         1,972           383         7,716         5,960
Other ...........................           163         1,795         2,521         3,653
                                     ----------    ----------    ----------    ----------
                                     $   29,601    $   48,092    $  117,330    $  119,636
                                     ==========    ==========    ==========    ==========

The following table presents property, plant and equipment by geographic location based on the location of the assets (in thousands):

                                       September 28,       December 31,
                                            2001               2000
                                      ---------------     --------------
                                        (Unaudited)
United States                         $        43,239     $       47,777
Europe                                          1,472                888
                                      ---------------     --------------
                                      $        44,711     $       48,665
                                      ===============     ==============


11.        LEGAL PROCEEDINGS

Other than as set forth below, there have been no material changes to legal proceedings from the information previously reported on the Company's annual report on Form 10-K for the year ended December 31, 2000. The Company urges you to review its annual report on Form 10-K for the year ended December 31, 2000 for a detailed description of these legal proceedings.

Lockheed Martin Corporation v. Evans & Sutherland Computer Corporation (United States (Middle) District Court (Florida), Case No. 6:00-cv-755-ORL-19C, filed on May 23, 2000). On January 16, 2001, the Company filed a motion for partial summary judgement, asking the court to dismiss all of the Lockheed's breach of contract claims. The court denied that motion on August 30, 2001, citing the existence of material disputed facts. On September 6, 2001 the court granted Lockheed leave to amend its complaint, which was filed on September 17. The Company filed a motion to dismiss these new claims on October 4, 2001, and Lockheed has opposed it. The court has that motion under advisement. A trial date is currently set for September 2002. Management of the Company disputes Lockheed's allegations in the complaint, is vigorously defending the action, and is vigorously prosecuting its counterclaims. Although management believes the Company will ultimately prevail in the litigation, an unfavorable outcome of these matters would have a material adverse impact on the Company's financial condition and operations.

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include projection of capital expenditures; plans for future operations; financing needs or plans; plans relating to Evans & Sutherland Computer Corporation ("Evans & Sutherland," "E&S," or the "Company") products and services; risk of product demand; market acceptance; economic conditions; competitive products and pricing; cancellation of contracts or significant penalties due to delays in the timely delivery of the Company's products; difficulties in product development and the commercialization of technology; successful completion of the various business arrangements involving the RAPIDsite(TM) business; and other risks detailed in this filing and in the Company's most recent Form 10-K and quarterly reports on Form 10-Q. Although the Company believes it has the product offerings and resources for continuing success, future revenue and margin trends cannot be reliably predicted. Factors external to the Company can result in volatility of the Company's common stock price. Because of the foregoing factors, recent trends are not necessarily reliable indicators of future stock prices or financial performance and there can be no assurance that the events contemplated by the forward-looking statements contained in this quarterly report will, in fact, occur. For further information, refer to the business description and additional risk factors sections included in Evans & Sutherland's Form 10-K for the year ended December 31, 2000 and quarterly reports on Form 10-Q, as filed with the Securities and Exchange Commission.


RECENT DEVELOPMENTS

On September 11, 2001, America was shocked at the devastating act of terrorism on our native soil. Immediate impacts were realized in the aviation industry as a direct result of these incidents. In the period since these tragic events, airlines have cut back schedules and routes, retired aircraft earlier than planned, reduced their employee base, and looked to vendors to support them until the business returns to historic norms. Until such time, the Company will feel some level of impact in its commercial business base. The short term impact may consist of delays in customer orders, an extension in the delivery dates of systems in backlog, extensions in customer payment terms, and/or cancellation of existing orders.

On October 15, 2001, the Company, the Company's wholly-owned subsidiary Evans & Sutherland Graphics Corporation, and Nvidia International Inc. ("Nvidia") entered into agreements for the license and sale of nine US patents and foreign equivalents being held for sale to Nvidia. Pursuant to the terms of the agreements, Nvidia paid the Company $9.0 million cash on October 16, 2001. In addition to the sale of nine E&S(R) US patents and foreign equivalents to Nvidia, the agreements provide a grant back to E&S by Nvidia Corporation, the parent of Nvidia International Inc., of continued rights in the patents within E&S's field of use. The agreements also include a broad, non-exclusive, worldwide cross-license of each companies' respective patents for use in the other company's own products, which extends to each companies' subsidiaries. The cross-license agreement also contained a mutual release of any claims either party may have against the other.

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

The Simulation Group's products are installed in military and commercial airline training facilities throughout the world. The Evans & Sutherland Image Generator (" ESIG(R)") product line is the cornerstone of the group's product offerings. ESIG models span a 15-year production period and have been continuously improved to meet the ever-increasing demands of real time flight and ground vehicle simulation requirements. The Harmony(R) product line advances the image quality by addressing the complexities required to project the most realistic out-of-the window and sensor visual scenes used by advanced tactical helicopters and military jet pilots. Equivalent in processing capabilities to large mainframe computers, the Harmony system's technology enables large field of view projections, inlaid targets, and enhanced sensor and visual details. At the other end of the processing spectrum, the lower cost of computing technology has enabled E&S to develop a high-end personal computer image generator ("PCIG") capability to meet the needs of the rapidly expanding market of lower cost simulation applications such as ship handling, air traffic control and tower simulation. Database models, software tools, and engineers facilitate the development of high-end databases for use by the group's customer base. Commercial airline databases simulate airports throughout the world, while the military databases include advanced special effects and encompass large areas of the world. The group's capabilities include advanced display systems and systems integration while the service and support efforts associated with the group's products include installation, spares, spares provisioning, system maintenance, maintenance training, and system repairs.

REALimage Solutions Group

The REALimage Solutions Group was developing graphics and video processing technology on a single chip for digital video content creation and post-production. This product, referred to as "studio-on-a-chip", would bring together both graphics and video processing technology on a single chip for digital video content creation and post-production.

On August 31, 2001, the Company executed an asset purchase and intellectual property license agreement to sell the REALimage Solutions Group to Real Vision, Inc. for a maximum value of $12.3 million. The consideration to the Company consisted of $4.0 million cash, a receivable for $2.3 million payable in December 2001, and future royalties payable on a when and if earned basis of up to a maximum of $6.0 million. The consideration to Real Vision, Inc. consists of REALimage technology, other assets, and an obligation from the Company to provide continued development of the REALimage technology during a seven-month transition period concluding on April 1, 2002.

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

RESULTS OF OPERATIONS

The following table presents the percentage of total sales represented by certain items for the Company for the periods presented:

                                                         Three Months Ended                     Nine Months Ended
                                                   ------------------------------       ------------------------------
                                                   Sept. 28, 2001   Sept. 29, 2000      Sept. 28, 2001   Sept. 29, 2000
                                                   -------------     ------------       -------------     ------------
                                                              (Unaudited)                         (Unaudited)
Sales                                                    100.0%            100.0%             100.0%            100.0%
Cost of sales                                             93.9              69.2               77.0              84.4
                                                   -------------     ------------       -------------     -------------
       Gross profit                                        6.1              30.8               23.0              15.6
                                                   -------------     ------------       -------------     -------------
Operating Expenses:
    Selling, general and administrative                   27.2              15.9               20.8              22.3
    Research and development                              23.1              23.0               19.5              28.1
    REALimage transition costs                             8.0                 -                4.5                 -
    Restructuring charge                                   7.1                 -                1.8                 -
                                                   -------------     ------------       -------------     -------------
       Operating expenses                                 65.4              38.9               46.6              50.4
                                                   -------------     ------------       -------------     -------------
                                                         (59.3)             (8.1)             (23.6)            (34.8)
Gain on sale of business unit                              1.7               -                 0.4                1.6
                                                   -------------     ------------       -------------     -------------
       Operating loss                                    (57.6)             (8.1)             (23.2)            (33.2)
Other income (expense), net                               (3.2)              9.0               (1.7)              3.2
                                                   -------------     ------------       -------------     -------------
Income (loss) before income taxes                        (60.8)              0.9              (24.9)            (30.0)
Income tax expense (benefit)                              (5.7)              0.3              (1.4)              16.0
                                                   -------------     ------------       -------------     -------------
       Net income (loss)                                 (55.1)              0.6              (23.5)            (46.0)
Accretion of preferred stock                                 -               0.1                  -               0.1
                                                   -------------     ------------       -------------     -------------
Net income (loss) applicable to common stock             (55.1)%             0.5%             (23.5)%           (46.1)%
                                                   =============     ============       =============     =============


Third Quarter 2001 Compared to Third Quarter 2000

Sales

In the third quarter of 2001, sales decreased $18.5 million, or 38% ($29.6 million in the third quarter of 2001 compared to $48.1 million in the third quarter of 2000). Sales in the Simulation Group decreased $17.7 million, or 40% ($26.8 million in the third quarter of 2001 compared to $44.5 million in the third quarter of 2000). Sales in the REALimage Solutions Group decreased $0.7 million, or 58% ($0.5 million in the third quarter of 2001 compared to $1.2 million in the third quarter of 2000). Sales in the Applications Group declined $0.1 million, or 4% ($2.3 million in the third quarter of 2001 compared to $2.4 million in the third quarter of 2000). The decrease in sales in the Simulation Group is due to an adjustment to revenue on percent complete contracts to military customers on projects using the Company's Harmony image generator, lower sales volumes of visual systems to commercial airline customers and lower sales volumes of PC-based image generators. These decreases in sales were partially offset by an increase in revenues for service and support. The adjustment to revenue on percent complete contracts was due to a review of the estimated actual cost to complete the contracts which use the Company's Harmony image generator and resulted in a negative adjustment to revenue of $12.5 million. The decrease in sales volumes to commercial airline customers was due to orders being received later than expected and shipment dates being moved out of the quarter resulting in fewer systems being shipped in the quarter. The lower sales volumes of PC-based image generators was due to lower orders as customers delayed their order dates and the volume of potential orders declined. The increase in revenue for service and support was due to increased spare parts volumes and increased prices on parts and repairs. Sales in the REALimage Solutions Group declined as this group was sold during the third quarter of 2001. Sales in the Applications Group declined as decreases in sales volumes of large format entertainment systems were only partially offset by increases in sales volumes of planetarium system and growing E&S RAPIDsite sales.

Gross Profit

Gross profit declined $13.0 million, or 88% ($1.8 million in the third quarter of 2001 compared to $14.8 million in the third quarter of 2000). As a percent of sales, gross profit declined to 6.1% in the third quarter of 2001 compared to 30.8% in the third quarter of 2000. Gross profit in the Simulation Group was negatively impacted by an adjustment for estimated actual costs at completion of contract on percent complete contracts to military customers using the Company's Harmony image generator of $15.2 million ($12.5 million as a reduction in sales as discussed previously, and $2.7 million as an increase in cost of sales relating to contracts with total estimated actual costs that exceed the contract value). The decline in gross profit in the Simulation Group was also due to lower sales volumes of visual systems to commercial airline customers and lower sales volumes of PC-based image generators. These declines were partially offset by increased gross profit from service and support due to higher spare parts volumes and higher prices. Gross profit in the REALimage Solution Group increased as a result of the sale of the group during the third quarter of 2001. Gross profit in the Applications Group increased as the sales mix favored higher margin planetarium systems and growing E&S RAPIDsite sales.

Selling, General and Administrative

Selling, general and administrative expenses increased $0.4 million, or 6% ($8.1 million in the third quarter of 2001 compared to $7.6 million in the third quarter of 2000). As a percent of sales, selling, general and administrative expenses were 27.2% in the third quarter of 2001 compared to 15.9% in the third quarter of 2000. Selling, general and administrative expenses increased in the Simulation Group as higher demonstration equipment costs, higher service and support marketing effort and high bonus accrual expenses were partially offset by lower advertising and lower labor costs due to lower headcount. Selling, general and administrative expenses declined in the Applications Group as lower orders resulted in lower sales commission costs. The decrease in selling, general and administrative expenses in the third quarter of 2001 is also partially due to all operating costs through August 31, 2001 associated with the REALimage Solutions Group being recorded in the "REALimage transition costs" expense category. Selling, general and administrative expenses were $8.6 million including these costs associated with the REALimage Solutions Group.

Research and Development

Research and development expenses decreased $4.3 million, or 39% ($6.8 million in the third quarter of 2001 compared to $11.1 million in the third quarter of
2000). As a percent of sales, research and development expenses were 23.1% in the third quarter of 2001 compared to 23.0% in the third quarter of 2000. Research and development expenses in the Simulation Group declined as a result of lower labor and related expenses as the effort required on the Company's Harmony, iNTegrator(R), Ensemble(R) and PC-based simulation products has declined. Research and development expenses in the Applications Group were essentially unchanged. The decrease in research and development expenses in the third quarter of 2001 is also partially due to all expenses through August 31, 2001 associated with the REALimage Solutions Group being recorded in the "REALimage transition costs" expense category. Research and development expenses were $8.7 million including these costs associated with the REALimage Solutions Group.

REALimage Transition Costs

REALimage transition costs include all the expenses through August 31, 2001 associated with the REALimage Solutions Group that were incurred in the third quarter of 2001. These costs totaled $2.4 million and were 8.0% of revenues. On August 31, 2001, the Company executed an asset purchase and intellectual property license agreement to sell the REALimage Solutions Group to Real Vision, Inc. for a maximum value of $12.3 million. The consideration to the Company consisted of $4.0 million cash, a receivable for $2.3 million payable in December 2001, and future royalties payable on a when and if earned basis of up to a maximum of $6.0 million. The consideration to Real Vision, Inc. consists of

REALimage technology, other assets, and an obligation from the Company to provide continued development of the REALimage technology during a seven-month transition period concluding on April 1, 2002.

Restructuring Charge

In the third quarter of 2001, the Company initiated a restructuring plan focused on reducing the operating cost structure of the Company. As part of the plan, the Company recorded a charge of $2.1 million relating to a reduction iIn force of approximately 80 employees. As of September 28, 2001, the Company had paid $0.9 million in severance benefits. The majority of the remaining benefits will be paid out over the next two quarters. The charge was recorded in accordance with Emerging Issues Task Force Issue 94-03 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit (Including Certain Cost Incurred in a Restructuring)" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges". The Company did not incur any restructuring charges during the three month period ended September 29, 2000.

Gain on Sale of Business Unit

On August 31, 2001, the Company executed an asset purchase and intellectual property license agreement to sell the REALimage Solutions Group to Real Vision, Inc. and recognized a gain of $0.5 million on the transaction. There was no such event in the third quarter of 2000.

Other Income (Expense), Net

Other income (expense), net decreased $5.3 million (other expense, net of $0.9 million in the third quarter of 2001 compared to other income, net of $4.3 million in the third quarter of 2000). As a percent of sales, the third quarter of 2001 had other expense, net of 3.2% compared to the third quarter of 2000 which had other income, net of 9.0%. Interest income was $8,000 in the third quarter of 2001 compared to $0.2 million in the third quarter of 2000. Interest expense was $0.7 million in the third quarter of 2001 compared to $0.3 million in the third quarter of 2000. The increase in interest expense during the third quarter of 2001 was attributable to increased borrowings under the Foothill Facility. In third quarter of 2000, the Company recognized $6.7 million gain on the sale of the Company's investment in Silicon Light Machines, Inc. in which the Company received Cypress Semiconductor, Inc. ("Cypress") stock. There was no such event in the third quarter of 2001. During 2000, the Company determined that certain of its investments had incurred an other-than-temporary decline in value and recorded a loss of $1.9 million. There was no such event for the third quarter of 2001.

Income Taxes

Income tax expense (benefit) improved $1.8 million (a benefit of $1.7 million in the third quarter of 2001 compared to an expense of $0.1 million in the third quarter of 2000.) A benefit 0f $2.1M in the third quarter of 2001 was primarily due to the favorable audit resolution of certain potential foreign tax liabilities. An offset, in the amount of $0.4M, was paid in Japan for taxes associated with the REALimage transaction. In the future, the taxes withheld in Japan can be used as a tax credit against foreign income. However, timing constraints in conjunction with a requirement for the Company to first utilize its net operating loss carry forward, might eliminate future use of this credit.


Nine Months Ended September 28, 2001 Compared to Nine Months Ended September 29, 2000

Sales

In the first nine months of 2001, sales decreased $2.3 million, or 2% ($117.3 million in the first nine months of 2001 compared to $119.6 million in the first nine months of 2000). Sales in the Simulation Group increased $1.7 million, or 2% ($108.3 million in the first nine months of 2001 compared to $106.6 million in the first nine months of 2000). Sales in the REALimage Solutions Group declined $2.5 million, or 59% ($1.7 million in the first nine months of 2001 compared to $4.2 million in the first nine months of 2000). Sales in the Applications Group declined $1.5 million, or 17% ($7.3 million in the first nine months of 2001 compared to $8.8 million in the first nine months of 2000). Sales increased in the Simulation Group due to increased sales volume of visual systems to commercial airline customers, increased sales volumes of the Company's simFUSION(TM) PC-based image generator, and increased volumes and prices for service and support. In the first nine months of 2001, sales to the Company's government customers were impacted by an adjustment to revenue on percent complete contracts on projects using the Company's Harmony image generator. The adjustment to revenue on percent complete contracts was due to a review of the estimated actual cost to complete the contracts and resulted in a negative adjustment to revenue of $12.5 million. In the first nine months of 2000, sales to the Company's government customers was impacted by two events. First, Lockheed Martin Corporation cancelled the contract for the delivery of visual systems to the United Kingdom Ministry of Defence ("UK MOD") for the Combined Arms Tactical Trainer ("UK CATT") program. Second, sales in the first nine months of 2000 included an adjustment to revenue on percent complete contracts where a review of the estimated actual costs to complete on these contracts resulted in a negative adjustment to revenue of $10.9 million. The decline in sales in the REALimage Solutions Group is due to the sale of the group on August 31, 2001 to Real Vision, Inc. as well as the group only recording nominal sales of current products and delays in the introduction of new products. The decrease in sales in the Applications Group is due to lower sales volumes of large format entertainment products and planetarium systems, which were offset by growing sales of the Company's E&S RAPIDsite real estate planning tool. In addition, sales in the Applications Group in the first nine months of 2000 included results from the Company's digital video business, which was sold to RT-SET in the first quarter of 2000.

Gross Profit

Gross profit increased $8.4 million, or 45% ($27.0 million in the first nine months of 2001 compared to $18.6 million in the first nine months of 2000). As a percent of sales, gross profit increased to 23.0% in the first nine months of 2001 compared to 15.6% in the first nine months of 2000. Gross profit in the first nine months of 2001 benefited from greater sales volumes and gross margins on sales of visual systems to commercial airline customers and for service and support. The improved gross margins on sales to commercial airline customers was due to 2000 having a larger proportion of low margin programs. The improved gross margins in service and support was due to higher prices being in effect during the first nine months of 2001. In the first nine months of 2001, gross profit in the Simulation Group was negatively impacted by an adjustment for estimated actual costs at completion of contract on percent complete contracts to government customers on programs using the Company's Harmony image generator of $15.2 million ($12.5 million as a reduction in sales as discussed previously, and $2.7 million as an increase in cost of sales relating to contracts with total estimated actual costs that exceed the contract value). In the first nine months of 2000, gross profit in the Simulation Group was negatively impacted by the cancellation of the UK CATT contract resulting in the loss of revenue and the write-off of obsolete and excess inventory specific to the UK CATT contract. Gross profit in the REALimage Solutions Group increased as a result of the sale of the group on August 31, 2001. Gross profit in the Applications Group increased as the sales mix favored higher margin planetarium systems combined with the contribution of growing E&S RAPIDsite sales.

Selling, General and Administrative

Selling, general and administrative expenses decreased $2.3 million, or 9% ($24.4 million in the first nine months of 2001 compared to $26.7 million during the first nine months of 2000). As a percent of sales, selling, general and administrative expenses were 20.8% in the first nine months of 2001 compared to 22.3% in the first nine months of 2000. Selling, general and administrative expenses increased in the Simulation Group as higher demonstration equipment costs, a higher service and support marketing effort and higher bonus accrual expenses were partially offset by lower advertising and lower labor costs due to lower headcount. Selling, general and administrative expenses declined in the Applications Group as lower orders resulted in lower sales commissions and the impact of the sale of the Company's digital video business in the first quarter of 2000. The decrease in selling, general and administrative expenses in the first nine months of 2001 is also partially due to all second and third quarter operating costs through August 31, 2001 associated with the REALimage Solutions Group being recorded in the "REALimage transition costs" expense category. Selling, general and administrative expenses were $25.7 million including these costs associated with the REALimage Solutions Group, representing a $1.0 million decrease, or 4%, compared to the $26.7 million incurred during the first nine months of 2000.

Research and Development

Research and development expenses decreased $10.7 million, or 32% ($22.9 million in then first nine months of 2001 compared to $33.6 million in the first nine months of 2000). As a percent of sales, research and development expenses were 19.5% in the first nine months of 2001 compared to 28.1% in the first nine months of 2000. Research and development expenses in the Simulation Group declined as a result of lower labor and related expenses as the effort required on the Company's iNTegrator, Ensemble and PC-based simulation products has declined. Research and development expenses in the Applications Group declined in the first nine months of 2001 due to the impact of the sale of the Company's digital video business in the first quarter of 2000. The decrease in research and development expenses in the first nine months of 2001 is also partially due to all expenses through August 31, 2001 associated with the REALimage Solutions Group being recorded in the " REALimage transition costs" expense category. Research and development expenses were $26.8 million including these costs associated with the REALimage Solutions Group, representing a $6.8 million decrease, or 20%, compared to the $33.6 million incurred during the first nine months of 2000.

REALimage Transition Costs

REALimage transition costs include all the expenses associated with the REALimage Solutions Group that were incurred in the second and third quarters of 2001. These costs totaled $5.3 million and were 4.5% of revenues. On August 31, 2001, the Company executed an asset purchase and intellectual property license agreement to sell the REALimage Solutions Group to Real Vision, Inc. for a maximum value of $12.3 million. The consideration to the Company consisted of $4.0 million cash, a receivable for $2.3 million payable in December 2001, and future royalties payable on a when and if earned basis of up to a maximum of $6.0 million. The consideration to Real Vision, Inc. consists of REALimage technology, other assets, and an obligation from the Company to provide continued development of the REALimage technology during a seven-month transition period concluding on April 1, 2002. During the nine month period ended September 29, 2000, no comparable transition costs were incurred.

Restructuring Charge

In the third quarter of 2001, the Company initiated a restructuring plan focused on reducing the operating cost structure of the Company. As part of the plan, the Company recorded a charge of $2.1 million relating to a reduction in force of approximately 80 employees. As of September 28, 2001, the Company had paid $0.9 million in severance benefits. The majority of the remaining benefits will be paid out over the next two quarters. The charge was recorded in accordance with Emerging Issues Task Force Issue 94-03 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit (Including Certain Cost Incurred in a Restructuring)" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges". The Company did not incur any restructuring charges during the three month period ended September 29, 2000.

Gain on the Sale of Business Unit

On August 31, 2001, the Company sold its REALimage Solutions Group to Real Vision, Inc. and recognized a gain of $0.5 million on the transaction. During the first quarter of 2000, the Company sold certain assets of the Applications Group relating to its digital video products business. In the first quarter of 2000, the Company recognized a $1.1 million gain on the transaction. In the second quarter of 2000, the Company recognized $0.8 million of gain as certain contingent events were not subsequent to the transaction

Other Expense, Net

Other income (expense), net declined $5.9 million, or 155% (other expense, net of $2.1 million during the first nine months of 2001 compared to other income, net of $3.8 million during the first nine months of 2000). As a percent of sales, the first nine months of 2001 had other expense, net of 1.7% compared to the first nine months of 2000 which had other income, net of 3.2%. Interest income was $24,000 during the first nine months of 2001 compared to $0.5 million for the first nine months of 2000. Interest expense was $1.8 million during the first nine months of 2001 compared to $0.9 million during the first nine months of 2000. In the first nine months of 2000, the Company recognized a $6.7 million gain on the sale of the Company's investment in Silicon Light Machines, Inc. in which the Company received shares of Cypress stock. There was no such event in the first nine months of 2001. During 2000, the Company determined that certain of its investments had incurred an other-than-temporary decline in value and recorded a loss of $1.9 million. There was no such event in the first nine months of 2001.

Income Taxes

Income tax benefit of $1.7 million was recorded for the first nine months of 2001 compared to an expense of $19.1 million during the first nine months of 2001. The benefit in the first nine months of 2001 was primarily due to the favorable audit resolution of certain potential foreign tax liabilities. During the second quarter of 2000, the Company increased its deferred tax asset valuation allowance by $20.6 million. As a result of the net operating loss in the first six months of 2000, the cumulative net operating losses for 2000, 1999 and 1998, and the cancellation of the UK CATT contract, the Company fully reserved its net deferred tax assets which previously existed at the end of the second quarter of 2000 and those deferred tax assets recognized during the first six months of 2000. These net deferred tax assets relate to temporary differences, tax credit carry forwards and net operating loss carry forwards. The valuation allowance was recorded in accordance with SFAS 109, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. The Company evaluates the realizability of the deferred tax assets on a quarterly basis. If the deferred tax assets are realized in the future, or if a portion or all of the valuation is no longer deemed necessary, the related tax benefits will reduce future income tax provisions.


FINANCIAL POSITION

During the first nine months of 2001, total assets decreased $25.2 million ($190.9 million at September 28, 2001 compared to $216.1 million at December 31,
2000). Current assets decreased $17.4 million ($14.3 million at September 28, 2001 compared to $160.7 million at December 31, 2000) as cash, cash equivalents and restricted cash decreased $7.4 million, receivables decreased $2.1 million, prepaid expenses and deposits decreased $0.4 million, and costs and estimated earnings in excess of billings on uncompleted contracts decreased $8.7 million while inventories increased $1.3 million. The decrease in cash, cash equivalents and restricted cash was primarily due to the Company using such assets to fund current operations. The decrease in cost and earnings in excess of billings was due to less revenue being recognized during the first nine months of 2001 than billing milestones achieved per the contract terms. Current liabilities increased $9.8 million ($108.7 million at September 28, 2001 compared to $98.9 million at December 31, 2000) during the first nine months of 2001. Notes payable increased $22.4 million, accounts payable decreased $7.1 million, accrued expenses decreased $0.7 million, billings in excess of costs and estimated earnings on uncompleted contracts decreased $4.9 million, while customer deposits were essentially unchanged. The increase in notes payable was due to the Company borrowing to facilitate operating and working capital needs and the Foothill Facility borrowings being recorded as current debt rather than long-term. The decrease in accounts payable was due to a reduction in the number of material suppliers and the balances of those eliminated suppliers were paid off. Billings in excess of costs declined due to greater revenue being recognized than billing milestones met on those contracts using percent-complete accounting.

Long-term debt decreased $7.5 million during the first nine months of 2001 ($18.0 million at September 28, 2001 compared to $25.6 million at December 31,
2000). The decrease is due to the Company's Foothill borrowings being classified as current debt. Redeemable preferred stock was zero at September 28, 2001 and was $24.0 million at December 31, 2000 as Intel converted all of its preferred shares to common shares in March 2001. Total stockholders' equity decreased $3.4 million during the first nine months of 2001 ($64.2 million at September 28, 2001 compared to $67.6 million at December 31, 2000). The decrease in total stockholders' equity was due to the $27.6 million net loss for the first nine months of 2001 which was partially offset by the conversion of redeemable convertible preferred stock to common stock by Intel.

LIQUIDITY & CAPITAL RESOURCES

At September 28, 2001, the Company's working capital of $34.6 million included cash, cash equivalents and restricted cash of $6.5 million, compared to working capital of $61.8 million at December 31, 2000 including cash, cash equivalents and restricted cash of $13.9 million. During the first nine months of 2001, the Company used $23.7 million in its operating activities, generated $1.0 million from its investing activities and generated $16.2 million from its financing activities.

The Company's operating cash flow for the first nine months of 2001 was negatively impacted by a net loss of $27.6 million, offset by $10.4 million in depreciation and amortization and $2.9 million in provisions and other non-cash charges, and the use of $8.9 million of the Company's working capital. The Company's investing activities in the first nine months of 2001 included capital expenditures of $6.6 million for equipment purchases and building improvements, offset by $7.6 million from the sale of investment securities and the Company's sale of its REALimage subsidiary. The Company's financing activities in the first nine months of 2001 included net borrowings of $14.9 million, proceeds from issuances of common stock of $0.4 million and a decrease in restricted cash of $1.0 million.

In December 2000, the Company entered into a secured credit facility (the "Foothill Facility") with Foothill Capital Corporation ("Foothill"). The Foothill Facility provides for borrowings and the issuance of letters of credit up to $30.0 million. The Foothill Facility expires in December 2002. The terms of the Foothill Facility remain unchanged as described in the Company's Form 10-K for the year ended December 31, 2000. The Foothill Facility expires in December 2002 and the Overdraft Facility expires on November 30, 2001 (see note
6). The Company is currently in negotiations to extend the Overdraft Facility, and expects to reach a favorable agreement. With the Foothill Facility, third quarter results caused the Company to fall short of the third quarter net worth covenant in that Facility. However, based on fourth quarter projections provided in advance to Foothill, a waiver was received on October 10. The net worth covenant is cumulative going forward and the Company's performance in fourth quarter 2001 is currently projected to fall short as well. As a result of these factors, the Company reclassified the outstanding borrowings with Foothill from long-term debt to a current liability.

However, cash generated in fourth quarter 2001 from the Nvidia transaction, the second installment payment from the Real Vision transaction and cash from operations is projected to be roughly equal to the outstanding debt balance with Foothill at the end of third quarter. In light of these factors, management believes that Foothill is well appraised of our projected financial performance and will work with the Company, on an ongoing basis, to continue the facility.

As of September 28, 2001, the Company had $20.2 million in outstanding borrowings and $6.8 million in outstanding letters of credit under the Foothill Facility. As of November 9, 2001, the outstanding borrowings have decreased to $13.5 million and the outstanding letters of credit have decreased to $5.9 million.

Evans & Sutherland Computer Limited, a wholly-owned subsidiary of Evans & Sutherland Computer Corporation, has a $5.0 million overdraft facility (the "Overdraft Facility") with Lloyds TSB Bank plc ("Lloyds"). As of September 28, 2001, Evans & Sutherland Computer Limited has $2.4 million in outstanding borrowings under the Overdraft Facility. The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds' discretion and expires on November 30, 2001. The terms of the Overdraft Facility remain unchanged as described in the Company's Form 10-K for the year ended December 31, 2000. The Overdraft Facility requires maintenance of certain financial covenants. Evans & Sutherland Computer Limited is currently in compliance with the financial covenants. On September 28, 2001, the Company had $1.0 million of cash on deposit with Lloyds in a restricted cash collateral account to support obligations that the bank guarantees. As of November 9, 2001, Evans & Sutherland Computer Limited had a zero outstanding balance against the Overdraft Facility.

As of September 28, 2001, the Company had approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the "6% Debentures"). The 6% Debentures are unsecured and are convertible at each bondholder's option into shares of the Company's common stock at a conversion price of $42.10 or 428,000 shares of the Company's common stock, subject to adjustment. The 6% Debentures are redeemable at the Company's option, in whole or in part, at par.

On February 18, 1998, The Company's Board of Directors authorized the repurchase of up to 600,000 shares of the Company's common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996. On September 8, 1998, the Company's Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's common stock. Subsequent to February 8, 1998 through December 1999, the Company repurchased 1,136,500 shares of its common stock, leaving 463,500 shares available for repurchase as of November 2, 2001. The Company has not repurchased any shares of the Company's common stock since December 1999. Stock may be acquired in the open market or through negotiated transactions. Under the program, repurchases may be made from time to time, depending on market conditions, share price, and other factors. The Foothill Facility restricts certain repurchases by the Company of shares of its outstanding stock.

The Company also maintains trade credit arrangements with certain of its suppliers. The unavailability of a significant portion of, or the loss of, the various borrowing facilities of the Company or trade credit from suppliers would have a material adverse effect on the Company's financial condition and operations. The Company's liquidity for the next twelve months is dependent upon collection of certain milestone billings.

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


TRADEMARKS USED IN THIS FORM 10-Q

E&S, Ensemble, ESIG, Harmony, iNTegrator, RAPIDsite, REALimage and simFUSION are trademarks or registered trademarks of Evans & Sutherland Computer Corporation. All other product, service, or trade names or marks are the properties of their respective owners.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which the Company is exposed are changes in foreign currency exchange rates and changes in interest rates. The Company's international sales, which accounted for 19% of the Company's total sales in the three months ended September 28, 2001 are concentrated in the United Kingdom, continental Europe and Asia. Foreign currency purchase and sale contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for trading purposes and does not use leveraged contracts. As of September 28, 2001, the Company had no material sales or purchase contracts in currencies other than U.S. dollars and had no foreign currency sales or purchase contracts.

The Company reduces its exposure to changes in interest rates by maintaining a high proportion of its debt in fixed-rate instruments. As of September 28, 2001, 45% of the Company's total debt was in fixed-rate instruments. Had the Company fully drawn on its $30 million revolving line of credit with Foothill and its $5.0 million overdraft facility with Lloyds, 39% of the Company's total debt would be in fixed-rate instruments.

The information below summarizes the Company's market risks associated with debt obligations as of September 28, 2001. Fair values have been determined by quoted market prices. For debt obligations, the table below presents the principal cash flows and related interest rates by fiscal year of maturity. Bank borrowings bear variable rates of interest and the 6% Debentures bear a fixed rate of interest. The information below should be read in conjunction with note 3 of Notes to the Consolidated Financial Statements in Part I of this quarterly report.


                                                                                           There-                  Fair
Debt                Rate       2001        2002         2003        2004       2005        after       Total       Value
                   -------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Bank Borrowings     11.4%    $   2,530   $  20,155   $     108           -           -           -   $  22,793   $  22,793
6% Debentures        6.0%            -           -           -           -           -    $ 18,015      18,015       7,927
                             ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Total  debt                          -           -           -           -           -    $ 18,015   $  40,808   $   7,927
                             =========   =========   =========   =========   =========   =========   =========   =========


                           PART II - OTHER INFORMATION


Item 1.         LEGAL PROCEEDINGS

Other than as set forth below, there have been no material changes to legal proceedings from the information previously reported on the Company's annual report on Form 10-K for the year ended December 31, 2000. The Company urges you to review its annual report on Form 10-K for the year ended December 31, 2000 for a detailed description of these legal proceedings.

Lockheed Martin Corporation v. Evans & Sutherland Computer Corporation (United States (Middle) District Court (Florida), Case No. 6:00-cv-755-ORL-19C, filed on May 23, 2000). On January 16, 2001, the Company filed a motion for partial summary judgement, asking the court to dismiss all of the Lockheed's breach of contract claims. The court denied that motion on August 30, 2001, citing the existence of material disputed facts. On September 6, 2001 the court granted Lockheed leave to amend its complaint, which was filed on September 17. The Company filed a motion to dismiss these new claims on October 4, 2001, and Lockheed has opposed it. The court has that motion under advisement. A trial date is currently set for September 2002, however the Company and Lockheed both intend to seek an extension of the trial date and related dates, due to the complexity of discovery. Management of the Company disputes Lockheed's allegations in the complaint, is vigorously defending the action, and is vigorously prosecuting its counterclaims. Although management believes the Company will ultimately prevail in the litigation, an unfavorable outcome of these matters would have a material adverse impact on the Company's financial condition and operations.

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


Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

        (a)        Exhibits

                   Exhibit No.      Exhibit Description

                        10.1 Asset Purchase and Intellectual Property License Agreement between Real Vision Inc. and Evans & Sutherland Computer Corporation, dated August 31, 2001.

                        10.2        Initial  License   Agreement   between  Real
                                    Vision Inc. and Evans & Sutherland  Computer
                                    Corporation, dated August 31, 2001.

                        10.3        Foothill   Covenant  waiver  for  the  third
                                    quarter 2001.

                        10.4        Master  Sales  Agreement   between  Evans  &
                                    Sutherland  Computer   Corporation  and  ATI
                                    Technologies Inc., dated August 27, 2001.

                        10.5        Software License  Agreement  between Evans &
                                    Sutherland  Computer   Corporation  and  ATI
                                    Technologies Inc., dated August 27, 2001

        (b)        Reports on Form 8-K

                        None.

                                   SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             EVANS & SUTHERLAND COMPUTER CORPORATION





Date  November 12, 2001      By:     /S/ William M. Thomas
                                 ----------------------------------------
                                 William M. Thomas, Vice President,
                                 Chief Financial Officer and Corporate Secretary (Principal Financial Officer)