Form 10-K
period 2001-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2002-04-01
CIK 276283

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 0-8771
                           --------------------------

                               EVANS & SUTHERLAND

                              COMPUTER CORPORATION

             (Exact Name of Registrant as Specified in Its Charter)

                UTAH                                       87-0278175
   (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
   Incorporation or Organization)

600 KOMAS DRIVE, SALT LAKE CITY, UTAH                         84108
   (Address of Principal Executive                         (Zip Code)
              Offices)

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

                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of March 1, 2002 was approximately $33,242,000, based on the closing market price of the Common Stock on such date, as reported by The Nasdaq Stock Market.

    The number of shares of the registrant's Common Stock outstanding at March 1, 2002 was 10,398,314.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on May 16, 2002 are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 (This page has been left blank intentionally.)

                    EVANS & SUTHERLAND COMPUTER CORPORATION
                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001


PART I
       Item 1.      Business                                                             5
       Item 2.      Properties                                                          15
       Item 3.      Legal Proceedings                                                   15
       Item 4.      Submission of Matters to a Vote of Security Holders                 17

PART II
       Item 5.      Market For Registrant's Common Equity and Related
                      Stockholder Matters                                               19
       Item 6.      Selected Consolidated Financial Data                                20
       Item 7.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                         22
       Item 7A.     Quantitative and Qualitative Disclosures About Market Risk          42
       Item 8.      Financial Statements and Supplementary Data                         43
                    Report of Management                                                44
                    Report of Independent Auditors                                      44
                    Consolidated Balance Sheets                                         45
                    Consolidated Statements of Operations                               46
                    Consolidated Statements of Comprehensive Loss                       47
                    Consolidated Statements of Stockholders' Equity                     48
                    Consolidated Statements of Cash Flows                               49
                    Notes to Consolidated Financial Statements                          50
       Item 9.      Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure                                          73

PART III
       Item 10.     Directors and Executive Officers of the Registrant                  73
       Item 11.     Executive Compensation                                              73
       Item 12.     Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters                        73
       Item 13.     Certain Relationships and Related Transactions                      73

PART IV
       Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
                      8-K                                                               74
       Signatures                                                                       82

                 (This page has been left blank intentionally.)

                                   FORM 10-K

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Evans & Sutherland Computer Corporation ("Evans & Sutherland," "E&S," "we," "us," or "our") was incorporated in the State of Utah on May 10, 1968. An established high-technology company, E&S is a worldwide leader in providing visual system solutions for simulation. E&S visual systems are used in military and commercial training simulators, planetariums and interactive domed theaters, as well as engineering and other applications. E&S is unique among visual simulation companies in that it offers a complete range of solutions from low cost, PC-based products to the most advanced systems in the world. All E&S products are backed by unrivaled customer service and support, ensuring customers low life-cycle cost and the best value in visual simulation.

    E&S's principal offices are located at 600 Komas Drive, Salt Lake City, Utah 84108, and its telephone number is (801) 588-1000. E&S's home page on the Internet is www.es.com. You can learn more about E&S by reviewing SEC filings on the E&S web site. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including E&S. E&S makes its web site content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

    During 2001, our core computer graphics technology was shared among three business groups:

    (1) Simulation Group, which produces a full range of image generators, software, databases, and display systems for military and commercial simulation;

    (2) REALimage Solutions Group, which provides graphics acceleration technology for PC-based simulation, the professional digital content creation (DCC) market, and video processing technology for animation, broadcasting, and netcasting applications; and

    (3) Applications Group, which leverages our core technologies and applies them to other growth markets, such as digital theaters and visualization software for real estate development applications.

RESTRUCTURING

    Early in 2001, we announced our intention to spin out or sell our REALimage Solutions Group. In the third quarter of 2001, E&S sold the REALimage Group to Real Vision, Inc., a Japanese company that has been a partner with E&S in the development of technology for professional video applications. The sale was for a maximum value of $12 million, consisting of cash of $6.3 million plus future royalties, on a when and if earned basis, of up to $6 million for REALimage technology, other assets, and the performance of certain development support during a seven-month transition period leading to closing the transaction in April 2002. Real Vision has indicated it will continue the development of the technology, and E&S is maintaining a technical staff to support Real Vision in Salt Lake City during the transition period. Shortly after the sale of the REALimage Group, E&S closed its offices in Seattle, Washington, and San Jose, California.

    Throughout 2001, we had been actively seeking sale or spin-off opportunities for our RAPIDsite-TM- visualization solutions business which is part of the Applications Group. The general economic downturn made it difficult to sell this business. In December, we decided to discontinue the RAPIDsite business and incorporate its technology into the core simulation business.

    In the third quarter of 2001, we initiated a restructuring plan focused on reducing the operating cost structure of E&S. As part of the plan, we recorded a charge of $2.1 million relating to a reduction in force of approximately 80 employees. In the fourth quarter of 2001, we extended the restructuring plan initiated in the third quarter. As part of the plan, we recorded a charge of $0.7 million relating to a reduction in force of approximately 12 employees. We estimate that this restructuring plan will reduce expenses by $8.2 million per year going forward. As of December 31, 2001, we had paid $1.9 million in severance benefits. The majority of the remaining benefits will be paid out over the next two quarters. The charge was recorded in accordance with Emerging Issues Task Force Issue 94-03 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit (Including Certain Cost Incurred in a Restructuring)" and Staff Accounting Bulletin
No. 100, "Restructuring and Impairment Charges".

    In the third quarter of 1999, E&S initiated a restructuring plan focused on reducing the operating cost structure of its REALimage Solutions Group. As part of the plan, E&S recorded a charge of $1.5 million relating to 28 employee terminations, including 17 employees in San Jose and 11 employees in Salt Lake City. The charge was recorded in accordance with Emerging Issues Task Force Issue 94-03, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit (Including Certain Costs Incurred in a Restructuring)."

    During 2000, after all employee severance costs were incurred, E&S reversed $0.8 million of the restructuring charge as a result of certain employees being transferred within E&S rather than being terminated and estimated severance and related charges being lower than expected for the terminated employees.

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

    These forward-looking statements include, but are not limited to, the following statements:

    - the successful execution of the Big 6 programs by the end of 2002;

    - we will generate $5 million of cash per quarter and will be profitable in the second half of 2002;

    - projections of sales and net income and issues that may affect sales or net income;

    - projections of capital expenditures;

    - plans for future operations;

    - financing needs or plans;

    - plans relating to our products and services;

    - Simulation Group will experience growth in its markets as simulation training increases in value as an alternative to other training methods, and as simulation training technology and cost-effectiveness improve;

    - additional enhancements to iNTegrator will expand its functionality and help secure E&S's dominant position in its main target markets, both commercial and military simulation;

    - E&S is able to compete effectively in the simulation market and will continue to be able to do so in the foreseeable future;

    - approximately two-third's of Simulation Group's 2001 backlog will be converted to sales in 2002 and replaced with new orders;

    - the Applications Group's new product will be launched in the first half of 2002;

    - our properties are suitable for our immediate needs;

    - total research and development spending will be lower in 2002 than in 2001;

    - E&S will ultimately prevail in the litigation with Lockheed Martin Corporation;

    - E&S will not be liable for any further material liquidated damages and late delivery penalties during 2002;

    - existing cash, cash equivalents, borrowings available under E&S's various borrowing facilities, other asset-related cash sources and expected cash from future operations will be sufficient to meet E&S's anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months;

    - the guarantees of E&S issued in connection with the services of our joint venture entity, Quest Flight Training Ltd., to the UK Ministry of Defence or other parties will not be called upon for payment or performance;

    - revenue is expected to contract by 10% from 2001 to 2002; and

    - assumptions relating to the foregoing.

    Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described in the "Factors That May Affect Future Results" discussion under Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations on page 35 of this annual report, important factors to consider in evaluating such forward-looking statements include risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, product delays, commercialization and technology, and E&S's ability to maintain credit facilities to support its operations on favorable and acceptable terms. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this annual report will, in fact, occur.

REPORTABLE SEGMENTS

    During 2001, our business units were aggregated into the following three reportable segments: the Simulation Group, the REALimage Solutions Group, and the Applications Group. The three groups benefit from shared core graphics technology, and each group's new products are based on open Intel and Microsoft hardware and software standards. Each reportable segment markets its products to a worldwide customer base. As described above under the heading "Restructuring", we sold the REALimage Solutions Group and discontinued the RAPIDsite business in the Applications Group. Financial information by reportable segment for each of the three years ended December 31, 2001 is included in Note 18 of the Notes to Consolidated Financial Statements included in Part II of this annual report.

SIMULATION GROUP

    E&S is an industry leader in providing visual systems to both government and commercial simulation customers. The Simulation Group provides more than 30% of the worldwide market for government and military applications and commercial airline training simulators. The group anticipates growth in these markets as simulation training increases in value as an alternative to other training methods, and as simulation training technology and cost-effectiveness improve.

    Throughout 2001, we continued development of our iNTegrator-Registered Trademark- software product, which provides the real-time control and modeling tools for the Symphony-TM- family of hardware platforms. Performance optimizations and new functionality have continuously been added with each new software release to meet existing contract requirements and to increase the product performance. While the majority of iNTegrator development is complete, some additional enhancements are planned in 2002, which management believes will expand its functionality and help secure our dominant position in our main target markets, both commercial and military.

    In addition to continued development of iNTegrator software, we completed the major development efforts on our most advanced image generator product, Harmony-Registered Trademark-. All major Harmony programs are now in training or in final stages of completion and acceptance.

PRODUCTS & MARKETS

    The Simulation Group provides a complete line of visual systems for flight and ground training and related services to the United States and international armed forces, NASA, commercial airlines, and aerospace companies. E&S remains an industry leader in visual systems sales to many U.S. government agencies and more than 20 foreign governments for training military vehicle operators. The Simulation Group is also a leading independent supplier of visual systems for commercial airline flight simulators. This group provides over 30% of the visual systems installed in full-flight training simulators for commercial airlines, training centers, simulator manufacturers, and aircraft manufacturers.

    The group's visual systems create high-quality, interactive, out-the-window scenes that realistically simulate what vehicle operators see under actual operating conditions. The visual systems are an integral part of full mission simulators, which incorporate a number of other components, including cockpits or vehicle cabs and large hydraulic motion systems.

    Generally, the Simulation Group's visual systems products consist of the six major components listed below. These components are available as subsystems, but are typically sold together as a complete visual system solution delivered to an end user or prime contractor.

    (1) Image generators (IGs) create computer-generated real-time images and send these images to display devices, such as projectors or computer monitors. The group's primary IG offerings include the Symphony family of products from Harmony on the high end to OpenGL, PC-based simFUSION-TM-at the low end, and its legacy ESIG-Registered Trademark- products, which continue to show strong sales. E&S offers a complete, high-to-low family of IGs that can use the same software and databases. Harmony is our flagship for highest performance, Ensemble-TM- is the first PC-based true image generator offering deterministic performance and simulation-specific functionality, and simFUSION is the first OpenGL PC-based hardware platform targeted at low-cost applications. E&S is the only visual system provider offering a complete line of compatible and scalable products for real-time simulation and visualization.

    (2) Display systems consist of projectors, display screens, computer monitors, and specialized optics. These display systems are offered in a broad range of configurations, from onboard instrument displays to domes offering a 360-degree field of view, depending on the applications.

    (3) Databases depicting synthetic environments are offered as options or as custom solutions. The group provides database development as well as database development tools such as iNTegrator and EaSIEST-Registered Trademark-. Databases developed using iNTegrator are a key element of the Symphony product family. These can be run on a full range of image generators.

    (4) Simulation of sensor imagery such as radar, infrared, and night vision goggles (NVG) is often provided with the visual systems for high-performance fixed and rotary wing aircraft. E&S develops and manufactures a variety of hardware and software products to achieve realistic sensor simulation, including the Vanguard-Registered Trademark- radar image generator, infrared postprocessors, and customized systems for either simulated or stimulated NVG solutions.

    (5) System integration and installation services are offered in support of the total simulator system. We have the capability to act as the main prime contractor for large commercial and military contracts requiring total systems integration.

    (6) A full range of customer support services is offered to prime contractors, system integrators, and military or commercial end users. Service and Support product offerings include customized support packages, called Encore(SM), that provide complete maintenance, spares, and round-the-clock technical support; SimTech Training, which provides training to the customers' simulation technicians and engineers; and Computer-Based Training.

    E&S also develops complete simulation solutions for specific training applications. In 2001, we announced two new products, the Mission Command Trainer, or MCT-TM-, and the Air Traffic Control Trainer, or ATCT-TM-. The MCT is a low-cost tactics simulator that provides realistic command training, mission planning, and mission rehearsal in a virtual environment against an intelligent virtual enemy, all in the safety and security of a classroom. Developed in a partnership with MicroNav, Ltd., one of the world's leading producers of air traffic control training software, the ATCT is a complete, advanced 3D tower simulator for licensing, refresher training, and conversion training.

    The Simulation Group's products are marketed worldwide by E&S and qualified distributors. Products and services are sold directly to end users by E&S as a prime contractor, through simulator prime contractors with E&S acting as a subcontractor, and through system OEMs. E&S continues to form both domestic and international alliances with aerospace and simulation companies that dominate their respective market segments. Such strategic alliances have proved to be an effective method for accessing specific markets. In addition, we have OEM and Value Added Reseller agreements with several major distributors in Europe and Asia.

COMPETITIVE CONDITIONS

    Primary competitive factors for the Simulation Group's products are performance, price, service, and product availability. Because competitors are constantly striving to improve their products, the group must ensure that it continues to offer products with the best performance at a competitive price. Prime contractors, including Lockheed Martin, Flight Safety International (FSI), Thales Training & Simulation Ltd., and CAE Electronics, Ltd. (CAE), offer competing visual systems in the simulation market. We believe we are able to compete effectively in this environment and will continue to be able to do so in the foreseeable future. In 2001, the group was awarded several highly competitive orders against FSI and CAE, the principal competitors in the commercial simulation market. In the military simulation market, the group competes primarily with Silicon Graphics, Inc. and CAE. In the low-cost, PC-based market, our simFUSION product competes against companies that focus on PC simulation using graphics accelerator cards, such as Quantum 3D.

    In February 2001, a team of industry leaders led by Evans & Sutherland was selected by the U.S. Army Simulation, Training, and Instrumentation Command (STRICOM) to receive an Indefinite Delivery/Indefinite Quantity (ID/IQ) contract. Under the terms of the contract, the E&S team is prequalified to bid as a prime contractor on STRICOM contracts valued at up to $4 billion over the next eight years.

    A team comprised of E&S and others is one of 17 prime contractor teams selected by STRICOM for the Virtual Domain, one of four business domains that include Constructive, Live, and Test-Instrumentation. Core members of the E&S team include Cubic Applications, Inc., CACI, J.F. Taylor, Inc., Raydon, and MTI. The team also includes 13 subcontractors with extensive backgrounds in military simulation.

    E&S is also a member of two contractor teams selected by STRICOM last fall for the Constructive Domain. These key contract awards position Evans & Sutherland to provide its state-of-the-art visual systems support, including image generation, display systems, and database development, for future STRICOM programs.

BACKLOG

    The Simulation Group's backlog was $104.2 million on December 31, 2001, compared with $134.6 million on December 31, 2000. It is anticipated that approximately two-thirds of the 2001 backlog will be converted to sales in 2002.

BUSINESS SUBJECT TO GOVERNMENT CONTRACT RENEGOTIATION

    A significant portion of the Simulation Group's business is dependent on contracts and subcontracts associated with government business. The U.S. Government, and other governments, may terminate any of our government contracts and, in general, subcontracts, at their convenience as well as for default based on performance. If any of our government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs.

    Upon termination for convenience of a fixed-price type contract, we normally are entitled, to the extent of available funding, to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-progress and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost reimbursement contract, we normally are entitled, to the extent of available funding, to reimbursement of allowable costs plus a portion of the fee. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation.

    U.S. government contracts also are conditioned upon the continuing availability of Congressional appropriations. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Consequently, at the outset of a program, the contract is usually partially funded, and Congress annually determines if additional funds are to be appropriated to the contract.

REALIMAGE SOLUTIONS GROUP

    The REALimage Solutions Group was sold to Japan-based Real Vision, Inc., in September 2001. As part of Real Vision, the group is continuing to develop the "Studio-on-a-Chip" technology, which brings together real-time graphics and video in a unique and effective way to support all aspects of visual content creation for broadcasting and netcasting applications. The sale was for a maximum value of $12 million, consisting of cash of $6.3 million plus future royalties, on a when and if earned basis, up to $6 million for REALimage technology, other assets, and the performance of certain development support during a seven-month transition period leading to closing the transaction in April 2002. Real Vision has indicated it will continue the development of the technology, and E&S is maintaining a technical staff to support Real Vision in Salt Lake City during the transition period. Shortly after the sale of the REALimage Group, E&S closed its offices in Seattle, Washington, and San Jose, California.

PRODUCTS & MARKETS

    Prior to 2002, the REALimage Solutions Group developed and sold graphics chips and graphics subsystems for professional PC workstations. Early in 2000, the group's strategic focus changed from development and manufacture of graphics accelerator cards for professional digital content creation customers to development of the next generation REALimage chip, the RI 5000. This chip, referred to as "Studio-on-a-Chip", brings together both graphics and video processing technology on a single chip for digital video content creation and post-production.

    The group also began to establish a new application and market for REALimage technology in 2000 when REALimage chips were selected by Honeywell for use in cockpit navigation systems for military aircraft and business jets.

COMPETITIVE CONDITIONS

    Due to the sale of the REALimage Solutions Group to Real Vision, Inc. of Japan, we do not compete in this industry or market any longer.

BACKLOG

    Because of the shift in strategic focus, the in-process development of the new RI 5000 chipset, and the sale of REALimage, the group has no backlog as of December 31, 2001, compared to $0.7 million as of December 31, 2000.

APPLICATIONS GROUP

    The Applications Group is composed of synergistic businesses that use E&S core technology in growth markets. The group's products are applications that leverage E&S's technology and apply them to other growth markets. After these applications have been developed and produced, our strategy is to spin them off or sell them to companies involved in complementary businesses.

PRODUCTS & MARKETS

    The Applications Group's digital theater products include hardware, software, and content for both the entertainment and educational marketplaces. Digital theater focuses on immersive all-dome theater applications combining colorful, digitally produced imagery, full-spectrum audio, and audience-participation capability. The group provides turnkey solutions incorporating visual systems and subsystems from the Simulation Group. E&S integrates these systems with projection equipment, audio components, and audience-participation systems from other suppliers. Products include Digistar-Registered Trademark-II, a calligraphic star projection system designed to compete with analog star projectors in planetariums, and StarRider-Registered Trademark-, a full-color, domed theater experience available in interactive or video playback formats. The Applications Group is a leading supplier of digital display systems in the planetarium marketplace. In addition to projection and theater systems, the Applications Group develops and markets show content for planetariums and domed theaters.

    In 2001, the Applications Group achieved several important milestones. The Applications Group launched its second interactive show called Crack the Cosmic Code. The show debuted at the StarRider theater at Exploration Place in Wichita, Kansas. The Applications Group continued its development of its new product, which will be launched in the first half of 2002, as well as several new domed theater shows, which are available to theaters around the world for licensing.

    In 2001, the Applications Group continued to expand the market for E&S RAPIDsite-TM-. E&S RAPIDsite is a photorealistic visualization tool designed for use by real-estate developers, consulting engineers, architects, and municipal planners involved with all types of land development projects. RAPIDsite features fast 3D-model construction, accelerated graphics rendering performance and easy-to-use interactive exploration of a proposed development on a Windows NT computer with an OpenGL graphics accelerator.

    Throughout 2001, we had been actively seeking sale or spin-off opportunities for our RAPIDsite-TM- visualization solutions business which is part of the Applications Group. The general economic downturn made it difficult to sell this business. In December, we decided to discontinue the RAPIDsite business.

COMPETITIVE CONDITIONS

    Primary competitive factors for the Applications Group's products are functionality, performance, price, and access to customers and distribution channels. Our digital theater products compete with traditional optical-mechanical products and digital display systems offered by Minolta Planetarium Co. Ltd., GoTo Optical Mfg. Co., Carl Zeiss Inc., Spitz, Inc., Trimension, Inc. and Sky-Skan, Inc.

BACKLOG

    The Applications Group's backlog was $2.7 million December 31, 2001, compared with $7.4 million on December 31, 2000. It is anticipated that most of the 2001 backlog will be converted to sales in 2002.

SIGNIFICANT CUSTOMERS

    Worldwide customers using E&S products include U.S. and international armed forces, NASA, aerospace companies, most major airlines, laboratories, museums, planetariums, and science centers.

    Sales to the U.S. government, either directly or indirectly through sales to prime contractors or subcontractors, accounted for $69.5 million or 48% of total sales, $66.7 million or 40% of total sales, and $84.5 million or 42% of total sales in 2001, 2000, and 1999, respectively. Sales to the United Kingdom Ministry of Defense, either directly or indirectly through sales to prime contractors or subcontractors, accounted for $13.6 million or 9% of total sales, $22.3 million or 13% and $33.8 million or 17% of total sales in 2001, 2000 and 1999, respectively.

    In 2001, sales to Thales Training & Simulation Ltd. totaled $23.9 million or 16.4% of total sales of which 57% related to U.S. government and United Kingdom Ministry of Defence contracts and sales to The Boeing Company totaled
$15.1 million or 10% of total sales of which 100% related to U.S. government and United Kingdom Ministry of Defence contracts.

    In 2000, sales to Lockheed Martin Corporation were $22.5 million or 14% of total sales, of which 100% related to U.S. government and United Kingdom Ministry of Defence contracts and sales to Thales Training & Simulation Ltd. were $19.6 million or 12% of total sales, of which 58% related to United Kingdom Ministry of Defence contracts.

    In 1999, sales to Lockheed Martin Corporation were $35.8 million or 18% of total sales, of which 100% related to U.S. government and United Kingdom Ministry of Defence contracts and sales to The Boeing Company were $25.4 million or 13% of total sales, of which 100% related to U.S. government and United Kingdom Ministry of Defence contracts.

    All of our sales to significant customers are within the Simulation Group.

DEPENDENCE ON SUPPLIERS

    Most of our current parts and assemblies are readily available through multiple sources in the open market; however, a limited number are available only from a single source. In these cases, we stock a substantial inventory, or obtain the agreement of the vendor to maintain adequate stock for future demands, and/or attempt to develop alternative components or sources where appropriate.

    On June 3, 1999, we entered into an electronic manufacturing services agreement with Sanmina Corporation (now Sanmina-SCI). The agreement commits us to purchase a minimum of $22 million of electronic products and assemblies from Sanmina-SCI each year until June 3, 2002. If we fail to meet these minimum purchase levels, subject to adjustment, we may be required to pay 25 percent of the difference between the $22 million and the amount purchased. We have fully satisfied the requirements of this contract, which ends in June 2002. Various alternatives, which include a renewed contract with Sanmina-SCI, are being evaluated.

SEASONALITY

    E&S believes there is no inherent seasonal pattern to its business. Sales volume fluctuates quarter-to-quarter due to relatively large and nonrecurring individual sales and customer-established shipping dates.

INTELLECTUAL PROPERTY

    E&S owns a number of patents and trademarks and is a licensee under several others. In the U.S. and internationally, we hold active patents that cover many aspects of our graphics technology. Several patent applications are presently pending in the U.S., Japan, and several European countries, and other patent applications are in preparation. E&S actively pursues patents on its new technology. E&S routinely copyrights software, documentation, and chip masks designed by us and institutes copyright registration for such software, documentation, and masks when appropriate.

RESEARCH & DEVELOPMENT

    E&S considers the timely development and introduction of new products to be essential to maintaining its competitive position and capitalizing on market opportunities. Our research and development expenses were $28.8 million, $44.3 million, and $44.4 million in 2001, 2000, and 1999, respectively. As a percentage of sales, research and development expenses were 20%, 27%, and 22% in 2001, 2000, and 1999, respectively. We continue to fund substantially all research and development efforts internally. It is anticipated that high levels of research and development will be needed to continue to ensure that we maintain technical excellence, leadership, and market competitiveness. However, due to the sale of the REALimage Solutions Group, the discontinuation of the RAPIDsite business and the reduction of effort required to develop our Harmony and iNTegrator products, management expects that the total research and development spending necessary to continue the timely development of products will be lower in 2002 than in 2001.

INTERNATIONAL SALES

    Sales of products known to be ultimately installed outside the United States are considered international sales by E&S and were $49.5 million, $60.9 million, and $86.7 million in 2001, 2000, and 1999, respectively. International sales represented 34%, 36%, and 43% of total sales in 2001, 2000, and 1999, respectively. For additional information, see Note 19 of Notes to Consolidated Financial Statements included in Part II of this annual report.

EMPLOYEES

    As of March 1, 2002, Evans & Sutherland and its subsidiaries employed a total of 724 persons compared to 847 employees as of March 2, 2001. We believe our relations with our employees are good. None of our employees is subject to collective bargaining agreements.

ENVIRONMENTAL STANDARDS

    We believe our facilities and operations are within standards fully acceptable to the Environmental Protection Agency and that all facilities and procedures are in accordance with environmental rules and regulations, and international, federal, state, and local laws.

STRATEGIC RELATIONSHIPS

    In October 2001, we announced an agreement with NVIDIA-Registered Trademark-Corporation. As part of this agreement, NVIDIA Corporation acquired certain key 3D-graphics patents from E&S and the companies agreed to a broad cross-license of technologies.

    This agreement with NVIDIA allows E&S to leverage its general graphics technology into high volume markets, while adding new capabilities including NVIDIA's programmable Shader technology to E&S's base of unique technology and patents for the simulation industry.

    During the fourth quarter of 2001, E&S entered into a multiyear agreement with graphics technology leader ATI Technologies Inc., under which ATI will provide graphics accelerator chips for our next-generation PC-based visual systems. ATI chips will replace REALimage chips in E&S's next-generation Ensemble and simFUSION image generators.

    On July 22, 1998, Intel purchased 901,408 shares of E&S's preferred stock plus a warrant to purchase an additional 378,462 shares of the preferred stock at an exercise price of $33.28125 per share for approximately $24.0 million. In March 2001, Intel converted the 901,408 shares of E&S's preferred stock into 901,408 shares of E&S's common stock. In March 2001, Intel and E&S amended the preferred stock and warrant purchase agreement to terminate certain contractual rights of Intel, including registration rights, board and committee observation rights, right of first refusal, right of participation, right of maintenance, standstill agreement, and right to require E&S to repurchase the preferred stock in the event of any transaction qualifying as a specific corporate event. E&S also entered into an agreement to accelerate development of high-end graphics and video subsystems for Intel-based workstations in July 1998.

ACQUISITIONS AND DISPOSITIONS

    Early in 2001, we announced our intention to spin out or sell our REALimage Solutions Group. In the third quarter of 2001, E&S sold the REALimage Solutions Group to Real Vision, Inc., a Japanese company that has been a partner with E&S in the development of technology for professional video applications. The sale was for a maximum value of $12 million, consisting of cash of $6.3 million plus future royalties, on a when and if earned basis, up to $6 million for REALimage technology, other assets, and the performance of certain development support during a seven-month transition period leading to closing the transaction in April 2002. Real Vision has indicated it will continue the development of the technology, and E&S is maintaining a technical staff to support Real Vision in Salt Lake City during the transition period. As part of the sale of the REALimage Group, E&S closed its offices in Seattle, Washington, and San Jose, California.

    In December 2000, we completed the divestiture of our German subsidiary via a management-led buyout and recorded a loss of $0.3 million. The former subsidiary, which was called Evans & Sutherland Computer GmbH, now operates under a new name. The divested company has no remaining connection with E&S. We will continue to operate in Germany and throughout Europe under our own name, providing marketing, sales, and support for our growing visual systems business and traditional customer base.

    On March 28, 2000, we sold certain assets of our Application Group relating to digital video products to RT-SET Real Time Synthesized Entertainment Technology Ltd. and its subsidiary, RT-SET America Inc., for $1.4 million in cash, common stock of RT-SET Real Time Synthesized Entertainment
Technology Ltd. valued at approximately $1.0 million, and the assumption of certain liabilities. On June 15, 2000, we received additional common stock of RT-SET Real Time Synthesized Entertainment Technology Ltd. valued at
$1.5 million related to the successful development of a product included in the purchased assets.

    On June 3, 1999, we sold certain of our manufacturing capital assets and inventory of $6.0 million to Sanmina Corporation (now Sanmina-SCI) as part of our efforts to outsource the production of certain electronic products and assemblies. In addition, we entered into an electronic manufacturing services agreement with Sanmina-SCI. The electronic manufacturing services agreement commits us to purchase a minimum of $22.0 million of electronic products and assemblies from Sanmina-SCI each year until June 3, 2002. If we fail to meet these minimum purchase levels, subject to adjustment, we may be required to pay 25% of the difference between the $22.0 million and the amount purchased. We have fully satisfied the requirements of this contract, which ends in June 2002. Various alternatives, which include a renewed contract with Sanmina-SCI, are being evaluated.

    On June 26, 1998, E&S, through its wholly-owned subsidiary, Evans & Sutherland Graphics Corporation ("ESGC"), acquired all of the outstanding stock of AccelGraphics, Inc. ("AGI") to expand E&S's workstation graphics development, integration and distribution within the workstation graphics marketplace. To acquire AGI, E&S paid approximately $23.7 million in cash and 1,109,303 shares of E&S's common stock, which was valued at $25.7 million. In addition, E&S converted all outstanding AGI options into options to purchase approximately 351,000 shares of common stock of E&S with a fair value of $3.4 million and incurred transaction costs of approximately $1.1 million.

    To further expand E&S's presence within the workstation graphics marketplace, on June 26, 1998, E&S acquired the assets and assumed certain liabilities of Silicon Reality, Inc. ("SRI"), a designer and developer of 3D graphics hardware and software products for the PC workstation marketplace. E&S paid approximately $1.2 million and incurred transaction costs of approximately $250,000.

ITEM 2. PROPERTIES

    Evans & Sutherland's principal executive, engineering, manufacturing and operations facilities for each of its business segments are located in the University of Utah Research Park, in Salt Lake City, Utah, where it owns seven buildings totaling approximately 450,000 square feet. E&S occupies four buildings and leases one of the remaining three buildings to other businesses. The remaining two buildings are vacant. We plan to sell the three buildings we do not occupy. The buildings are located on land leased from the University of Utah (the "U of U Property") with an initial term of 40-years or longer. Five of the buildings have land leases that expire in 2030, with a ten-year renewal option. The remaining two buildings have land leases that expire in 2012 and 2014 respectively, with 40-year renewal options. All of our interests in the U of U Property are subject to a lien by Foothill Capital Corporation to secure repayment of the borrowing facility as set forth in the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operations. E&S and its subsidiaries hold leases on several sales, operations, service and production facilities located throughout the United States, Europe and Asia, none of which is material to our manufacturing, engineering or operating facilities. E&S believes that these properties are suitable for its immediate needs and it does not currently plan to expand its facilities or relocate.

ITEM 3. LEGAL PROCEEDINGS

    LOCKHEED MARTIN CORPORATION V. EVANS & SUTHERLAND COMPUTER CORPORATION (UNITED STATES (MIDDLE) DISTRICT COURT (FLORIDA), CASE NO. 6:00-CV-755-ORL-19C, FILED ON MAY 23, 2000). On May 23, 2000, Lockheed Martin Corporation served E&S with a civil complaint filed in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida. Lockheed alleged in the complaint that we breached a contract to provide certain visual systems for the Combined Arms Tactical Trainer program for the United Kingdom Ministry of Defence. The contract has an original value of $33.9 million. In the complaint, Lockheed seeks compensatory damages of $8.5 million plus interest as well as consequential damages and attorneys' fees. The $8.5 million being sought from E&S by Lockheed was paid to us from May 1999 to March 2000 and was recognized as revenue by us during 1999. On June 12, 2000, we filed our answer and counterclaim. In the counterclaim, we allege as grounds for recovery against Lockheed (1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) unjust enrichment, (4) unfair competition,
(5) misappropriation of trade secrets, (6) intentional interference with advantageous business relationship, (7) replevin, and (8) promissory estoppel. In our counterclaim, we seek compensatory damages of not less than $10.0 million and not more than $25.4 million.

    On June 14, 2000, the case was removed to the Orlando Division of the United States District Court for the District of Florida where it currently remains. On July 7, 2000, Lockheed answered our counterclaim but also filed a motion for dismissal of our counterclaims for unjust enrichment, unfair competition, promissory estoppel, and incidental damages. On July 24, 2000, we filed our opposition to Lockheed's motion to dismiss our counterclaims. On October 20, 2000 the court denied Lockheed's motion to dismiss in its entirety, without prejudice. On January 16, 2001, we filed a motion for partial summary judgment, asking the court to dismiss all of Lockheed's breach of contract claims. The court denied that motion on August 30, 2001, citing the existence of material disputed facts. On September 6, 2001 the court granted Lockheed's leave to amend its complaint, which was filed on September 17, 2001. We filed a motion to dismiss these new claims on October 4, 2001, and Lockheed has opposed it. The court currently has that motion under advisement.

    Discovery in the matter is scheduled to conclude on September 30, 2002. A trial date is currently set for March, 2003. We dispute Lockheed's allegations in the complaint, are vigorously defending the action, and are vigorously prosecuting our counterclaims. Although management believes E&S will ultimately prevail in the litigation, an unfavorable outcome of these matters would have a material adverse impact on our financial condition and operations.

    In the normal course of business, E&S has various other legal claims and other contingent matters, including items raised by government contracting officers and auditors. Although the final outcome of such matters cannot be predicted, we believe the ultimate disposition of these matters would have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following sets forth certain information regarding the executive officers of E&S as of March 1, 2002:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
James R. Oyler                                 55      President and Chief Executive Officer
David B. Figgins                               53      Vice President and General Manager,
                                                       Product Marketing
L. Eugene Frazier                              56      Vice President and General Manager,
                                                       Strategic Visualization
William M. Thomas                              47      Vice President, Chief Financial Officer,
                                                       Treasurer and Corporate Secretary
E. Thomas Atchison                             53      Vice President, Manufacturing, Service,
                                                       and Support
Nicholas Gibbs                                 43      Vice President and General Manager,
                                                       Simulation Systems
Richard Flitton                                39      Vice President and General Manager,
                                                       Commercial Simulation

    Mr. Oyler was appointed President and Chief Executive Officer of E&S and a member of the Board of Directors in December 1994. He is also a director of Ikos Systems, Inc. Before joining Evans & Sutherland, Mr. Oyler served as President of AMG, Inc. from mid-1990 until December 1994, and a Senior Vice President for Harris Corporation from 1976 through mid-1990. He has seven years of service with E&S.

    Mr. Figgins was appointed Vice President, Product Marketing, in
January 2002. He joined E&S as Vice President and General Manager, PC Simulation, in April of 1998, and was appointed Vice President of the Simulation Group in January 1999. In June 2001, he was appointed Vice President and Operating Officer, Simulation Group. Before joining E&S, Mr. Figgins served as Vice President of Business Development and Marketing for Raytheon Training, where he was employed from May 1986 to April 1998. Mr. Figgins has over 25 years experience in the simulation and training industry and has held increasingly responsible technical, marketing and management positions in small, medium and large organizations with senior executive positions in the last decade. Mr. Figgins is a graduate of Royal Air Force Halton and holds a M.S in Management from Purdue University. He has four years of service with E&S.

    Mr. Frazier was appointed Vice President, Strategic Visualization, in January 2002. He joined E&S in September 1997 as Vice President, Programs. In June of 1998, Mr. Frazier was appointed Vice President, Programs and Shared Technology. In April of 1999, he was appointed Vice President and General Manager, Systems. Mr. Frazier served as Vice President and General Manager of Simulation Systems until June of 2001, when he was appointed Vice President and Operating Officer for Simulation. Prior to his assignment at E&S, he was Director, Technology Development and Advanced Programs at Lockheed Martin Tactical Defense Systems. Before working with Lockheed Martin, he held increasingly responsible assignments in Simulation for LORAL Corporation. He has four years of service with E&S.

    Mr. Thomas was appointed Vice President and Chief Financial Officer in December 2000 and Corporate Secretary in February 2001. He became Treasurer in January 2002. He joined E&S in

August 2000 as Vice President, Finance, for the Simulation Group. From May 1998 to August 2000, Mr. Thomas was Executive Vice President and Chief Financial Officer for Edge Technologies, Inc. During the three year period from 1995 to 1998, Mr. Thomas was Chief Financial Officer for Stanley Aviation Corporation. Previously, he was a Director of Finance for a Hughes Aircraft Company subsidiary, Financial Executive and Strategic Planner for a Large Scale Information Technology Business Unit, and Senior Business Manager and Assistant Controller for multiple divisions of Hughes. Mr. Thomas was employed by Hughes from 1982 to 1995. He has one year of service with E&S.

    Mr. Atchison was appointed Vice President, Manufacturing, Service, and Support, in October 2001. He joined E&S in 1998, when E&S acquired Silicon Reality, Inc. in June 1998, and served as Director, Materials, until July of 1999, when he was appointed Vice President, Manufacturing. At Silicon Reality, Mr. Atchison was Vice President, Operations, Chief Operating Officer, and Chief Financial Officer from October 1997 to June 1998. Prior to Silicon Reality, he was Vice President, Investor Relations and Business Development for Alphatec, and managed production control for National Semiconductor/ Fairchild. He has three years of service with E&S.

    Mr. Gibbs is the Vice President and General Manager of the Simulation Systems Business Unit. Prior to this role, he served as General Manager of the Service and Support Division. He has also held management positions in Supply Chain Management and Quality Assurance. Mr. Gibbs received a B.S. in Mathematics from the University of Utah. Mr. Gibbs has been with E&S for over 15 years.

    Mr. Flitton was appointed Vice President and General Manager for the Commercial Simulation division of Evans & Sutherland in January 2002.
Mr. Flitton has been in the simulation industry since 1979, and has been with E&S since 1994. His first assignment with E&S, was as UK Product Manager for the Commercial Simulation group, followed by an 18-month assignment as Program Manager for the E&S subsidiary Xionix Simulation, in Dallas TX. Mr. Flitton then moved to the E&S Salt Lake City Headquarters and held the positions of US Regional Program Manager and then Products Director for the Commercial Airline group. His prior assignment was as the Product Manager for high-end IG systems within the Simulation Systems Group in Salt Lake City. Prior to joining E&S,
Mr. Flitton served a full engineering apprenticeship with Rediffusion Simulation in the UK. Mr. Flitton was Principal Engineer and then Group Leader of the Visual Engineering Group of Rediffusion. Mr. Flitton has a BEng Hons in Electo/Mechanical Engineering from the University of Brighton (UK) and an M.B.A. from the University of Warwick (UK). He is also Member of The Royal Aeronautical Society (MRAeS).

                                   FORM 10-K

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    Our common stock trades on The Nasdaq Stock Market under the symbol "ESCC." The following table sets forth the range of the high and low sales prices per share of our common stock for the fiscal quarters indicated, as reported by The Nasdaq Stock Market. Quotations represent actual transactions in Nasdaq's quotation system but do not include retail markup, markdown or commission.

                                                               HIGH       LOW
                                                             --------   --------
2001
First Quarter                                                $      8   $  6 3/8
Second Quarter                                               $8 11/16   $ 7 1/16
Third Quarter                                                $ 8 5/16   $  5 7/8
Fourth Quarter                                               $ 7 3/16   $  5 3/8

2000
First Quarter                                                $ 13 1/2   $10 1/16
Second Quarter                                               $ 11 3/8   $  6 1/4
Third Quarter                                                $  7 1/4   $  5 3/8
Fourth Quarter                                               $  7 3/4   $  5 1/8

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

    On March 1, 2002, there were 657 shareholders of record of our common stock. Because brokers and other institutions hold many of our shares on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

DIVIDENDS

    We have never paid a cash dividend on our common stock, retaining our earnings for the operation and expansion of our business. We intend for the foreseeable future to continue the policy of retaining our earnings to finance the development and growth of our business. The payment of dividends is restricted under the terms of our credit facilities. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected financial data for the five fiscal years ended December 31, 2001 are derived from our Consolidated Financial Statements. The selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this annual report. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                   2001(1)      2000(2)      1999(3)      1998(4)        1997
                                  ----------   ----------   ----------   ----------   ----------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FOR THE YEAR
Sales                             $  145,263   $  166,980   $  200,885   $  191,766   $  159,353

Net income (loss) before
  accretion of preferred stock       (27,457)     (69,570)     (23,454)     (15,983)       5,080

Net income (loss) per common
  share:
  Basic                                (2.70)       (7.45)       (2.49)       (1.70)        0.56
  Diluted                              (2.70)       (7.45)       (2.49)       (1.70)        0.53

Average weighted number of
  common shares outstanding
  Basic                               10,169        9,372        9,501        9,461        9,060
  Diluted                             10,169        9,372        9,501        9,461        9,502

AT END OF YEAR

Total assets                      $  177,353   $  216,078   $  258,464   $  275,668   $  234,390
Long-term debt, less current
  portion                             18,086       25,563       18,015       18,062       18,015
Redeemable preferred stock                --       24,000       23,772       23,544           --
Stockholders' equity                  64,659       67,634      137,194      165,083      165,634

------------------------

(1) During 2001, we incurred an impairment loss of $0.2 million and restructuring charges of $2.8 million. See Notes 1 and 21 of the Notes to Consolidated Financial Statements included in Part II of this annual report.

(2) During 2000, we recorded deferred tax expense of $20.6 million as a result of our decision to fully reserve net deferred tax assets due to cumulative net operating losses and the cancellation of a significant contract and the related complaint filed by Lockheed Martin Corporation.

(3) During 1999, we incurred a write-off of inventories of $13.2 million, an impairment loss of $9.7 million and a restructuring charge of $1.5 million. See Notes 1 and 21 of the Notes to Consolidated Financial Statements included in Part II of this annual report.

(4) During 1998, we incurred a $20.8 million charge to expense acquired in-process technology in connection with the acquisitions of AccelGraphics, Inc. and Silicon Reality, Inc.

QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)

                                                                QUARTER ENDED
                                              --------------------------------------------------
                                               MARCH 30     JUNE 29     SEPT. 28(2)   DEC. 31(3)
                                              ----------   ----------   -----------   ----------
2001
Sales                                         $   39,632   $   48,097   $   29,601    $   27,933
Gross profit                                      13,215       11,973        1,793         2,459
Net loss before income taxes                      (6,048)      (5,208)     (17,987)       (1,386)
Net income (loss) applicable to common stock      (6,124)      (5,132)     (16,309)          108
Net income (loss) per common share(1):
  Basic                                            (0.64)       (0.50)       (1.57)         0.01
  Diluted                                          (0.64)       (0.50)       (1.57)         0.01

                                                                QUARTER ENDED
                                              --------------------------------------------------
                                               MARCH 31    JUNE 30(4)   SEPT. 29(5)   DEC. 31(6)
                                              ----------   ----------   -----------   ----------
2000
Sales                                         $   45,955   $   25,589   $   48,092    $   47,344
Gross profit                                      16,113      (12,303)      14,804        10,834
Net income (loss) before income taxes             (4,827)     (31,598)         448       (14,570)
Net income (loss) applicable to common stock      (3,229)     (52,253)         244       (14,560)
Net income (loss) per common share(1):
  Basic                                            (0.35)       (5.58)        0.03         (1.55)
  Diluted                                          (0.35)       (5.58)        0.03         (1.55)

------------------------

(1) Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

(2) During the third quarter of 2001, we recorded a restructuring charge of $2.1 million and an income tax benefit of $2.0 million as a result of the resolution of certain tax contingencies.

(3) During the fourth quarter of 2001, we recorded a $9 million gain on the sale of certain patents. Also during this quarter, we recorded an impairment loss of $0.2 million, a restructuring charge of $0.7 million and an income tax benefit of $1.6 million as a result of the resolution of certain tax contingencies.

(4) During the second quarter of 2000, we recorded a negative adjustment to revenue of $10.9 million as a result of the cancellation of a significant contract by Lockheed. Additionally, we recorded deferred tax expenses of $20.6 million as a result of our decision to fully-reserve net deferred tax assets due to cumulative net operating losses and the cancellation of a significant contract and the related civil complaint filed by Lockheed.

(5) During the third quarter of 2000, we recorded a $6.7 million gain on the sale of certain investment securities and a $1.9 million loss on available for sale investment securities whose market value decline was determined to be other than temporary.

(6) During the fourth quarter of 2000, we recorded a $5.9 million loss on available for sale investment securities whose market value decline was determined to be other than temporary.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. A summary of significant accounting policies can be found in Note 1 to the consolidated financial statements. We have identified the accounting policies which are critical to our business and the understanding of our results of operation and financial position.

REVENUE RECOGNITION

    Revenue from long-term contracts which require significant production, modification or customization is recorded using the percentage-of-completion method, using the ratio of costs incurred to management's estimate of total anticipated costs. Our estimates of total anticipated costs include assumptions, such as estimated man-hours to complete, estimated materials costs, and estimates of other direct and indirect costs. Actual results may vary significantly from our estimates. If the actual costs are higher than management's anticipated total costs, then an adjustment is required to reduce the previously recognized revenue as the ratio of costs incurred to management's estimate was overstated. If actual costs are lower than management's anticipated total costs, then an adjustment is required to increase the previously recognized revenue as the ratio of costs incurred to management's estimate was understated.

COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS AND BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Billings on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings and are recorded as an asset or liability on the balance sheets. As revenue recognized on these long-term contracts includes estimates of management's anticipated total costs, the amounts in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts also include these estimates.

INVENTORIES

    Inventory amounts include materials at standard costs. Inventory also includes inventoried costs on programs and long-term contracts which includes direct engineering and production costs and applicable overhead, not in excess of estimated realizable value, which have not yet been recognized as cost of sales. We periodically review inventories for excess and obsolete amounts as well as for amounts which are in excess of estimated realizable value, and provide a reserve that we consider sufficient to cover these items. Assumptions on which we estimate this reserve include future sales, pricing of future products and estimates of total anticipated costs to complete projects. Changes in any of these assumptions would result in adjustments to our operating results.

ACCRUED EXPENSES

    Accrued expenses include amounts for liquidated damages and late delivery penalties on contracts on which we are late in delivering our products. (See
Note 8 to the consolidated financial statements). We have included all amounts which management believes we are liable as of December 31, 2001. These liquidated damages are based, in part, on our estimate of when we will complete certain projects. To the extent delivery dates are not consistent with our estimates, these liquidated damage accruals may require additional adjustments. We are currently a party to contracts which include further possible liquidated damages and late delivery penalties.

LEGAL PROCEEDINGS

    Lockheed Martin Corporation served us with a complaint on March 23, 2000 alleging breach of contract and is seeking $8.5 million in compensatory damages plus interest as well as consequential damages and attorneys' fees. We believe that a loss with respect to the $8.5 million collected from Lockheed as asserted in their legal proceedings is remote and that no amount can be currently estimated. As additional information becomes available, we will assess the appropriateness of the accounting and reflect adjustments as considered necessary. Although management believes we will ultimately prevail in the litigation, an unfavorable outcome of these matters would have a material adverse effect on our financial condition and liquidity.

INCOME TAXES

    As part of the process of preparing our consolidated financial statements we are required to estimate our actual income taxes in each of the jurisdictions in which we operate. This involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items, such as accrued liabilities, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include a corresponding adjustment within the tax provision in the statement of operations. Significant management judgment is required to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We specifically analyze accounts receivable and consider historic experience, customer creditworthiness, facts and circumstances specific to outstanding balances, current economic trends and changes in our payment terms when evaluating the adequacy of the allowance for doubtful accounts. Changes in any of these factors may result in material differences in the expense recognized for bad debts.

CERTAIN DEFENSE CONTRACTS

    A significant factor in our financial performance is six large, fixed price defense contracts which use our Harmony image generator. These six contracts represented a significant portion of our $27.5 million net loss for the year 2001. We entered into these contracts between two and four years ago. However, these six contracts are now 90% complete and we expect to have these contracts essentially completed by 2002 year end.

RESULTS OF OPERATIONS

    The following discussions should be read in conjunction with our Consolidated Financial Statements contained herein under Item 8 of this annual report.

                                                                          YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                     2001           2000           1999
                                                                   --------       --------       --------
Sales                                                                 100.0%         100.0%         100.0%
Cost of sales                                                          79.7           82.4           63.5
Write-off of inventories                                                 --             --            6.6
                                                                   --------       --------       --------
  Gross profit                                                         20.3           17.6           29.9
                                                                   --------       --------       --------
Operating expenses:
  Selling, general and administrative                                  20.7           20.6           22.2
  Research and development                                             19.8           26.5           22.1
  REALimage transition costs                                            3.6             --             --
  Restructuring charge                                                  2.0           (0.5)           0.7
  Impairment loss                                                       0.2             --            4.8
                                                                   --------       --------       --------
  Operating expenses                                                   46.3           46.6           49.8
                                                                   --------       --------       --------
                                                                      (26.0)         (29.0)         (19.9)
Gain on sale of assets held for sale                                    6.2             --             --
Gain on sale of business unit                                           0.5            1.1             --
                                                                   --------       --------       --------
  Operating loss                                                      (19.3)         (27.9)         (19.9)
Other income (expense)                                                 (1.8)          (2.4)           0.6
                                                                   --------       --------       --------
  Pretax loss                                                         (21.1)         (30.3)         (19.3)
Income tax expense (benefit)                                           (2.2)          11.4           (7.6)
                                                                   --------       --------       --------
  Net loss                                                            (18.9)         (41.7)         (11.7)
Accretion of preferred stock                                             --            0.1            0.1
                                                                   --------       --------       --------
Net loss applicable to common stock                                   (18.9)%        (41.8)%        (11.8)%
                                                                   ========       ========       ========

2001 VS. 2000

SALES

    In 2001, our total sales decreased $21.7 million, or 13% ($145.3 million in 2001 compared to $167.0 million in 2000). Sales in the Simulation Group declined $14.6 million, or 10% ($135.3 million in 2001 compared to $149.9 million in 2000). Sales in the REALimage Solutions Group declined $4.0 million, or 70% ($1.7 million in 2001 compared to $5.7 million in 2000). Sales in the Applications Group declined $3.1 million, or 27% ($8.2 million in 2001 compared to $11.3 million in 2000). The primary reason for the decline in sales in the Simulation Group is due to delays in government programs relating to our Harmony image generator. In addition, the Simulation Group also experienced a decline in sales volumes to its commercial airline customers. These declines more than offset increases in the sales volumes of our simFUSION PC-based image generator and support services. The decrease in the REALimage Solutions Group declined as this group was sold during the third quarter of 2001. Sales in the Applications Group declined due to lower sales volumes of our planetarium and large-format entertainment products.

GROSS PROFIT

    Gross profit was essentially unchanged in 2001 from 2000 (both
$29.4 million). As a percent of sales, gross profit increased to 20.3% in 2001 from 17.6% in 2000. Gross profit in the Simulation Group improved due to higher sales volumes and lower costs of sales for support services and lower costs of sales on sales to commercial airline customers. These improvements in the Simulation Group were offset by lower sales to government customers and higher costs of sales on sales of simFUSION PC-based image generators. The lower sales to government customers was due to delays and cost over-runs on programs involving our Harmony image generator. Gross profit in the Applications Group increased as cost of sales decreased on sales of planetarium systems and higher sales of our RAPIDsite real-estate planning tool.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses decreased $4.3 million, or 13% ($30.1 million in 2001 compared to $34.4 million in 2000). As a percent of sales, selling, general and administrative expenses increased to 20.7% in 2001 from 20.6% in 2000. These expenses decreased in the Simulation Group as the result of lower headcount and lower incentive bonus expense. Selling, general and administrative expenses decreased in the Application Group due to lower headcount, lower commissions due to lower orders, lower advertising and lower incentive bonus expense. The decrease in selling, general and administrative expenses in 2001 is also partially due to all operating costs from April 1 through August 31, 2001 of $1.3 million associated with the REALimage Solutions Group being recorded in the "REALimage transition costs" expense category. Selling, general and administrative expenses were $31.4 million including the $1.3 million of costs associated with the REALimage Solutions Group.

RESEARCH AND DEVELOPMENT

    Research and development expenses decreased $15.5 million, or 35%
($28.8 million in 2001 compared to $44.3 million in 2000). As a percent of sales, research and development expenses declined to 19.8% in 2001 from 26.5% in 2000. Research and development expenses in the Simulation Group declined during 2001 as a result of lower labor and related expenses as the effort required on our Harmony, iNTegrator, Ensemble and PC-based simulation products has declined. Research and development expenses in the Applications Group were essentially unchanged. The decrease in research and development expenses in 2001 is also partially due to all operating costs from April 1 through August 31, 2001 associated with the REALimage Solutions Group being recorded in the "REALimage transition costs" expense category. Research and development expenses were $32.7 million including these costs associated with the REALimage Solutions Group. Due to the sale of the REALimage Solutions Group, the discontinuation of the RAPIDsite business and the reduction of effort required to develop our Harmony and iNTegrator products, management expects that the total research and development spending necessary to continue the timely development of products will be lower in 2002 than in 2001.

REALIMAGE TRANSITION COSTS

    During the second quarter of 2001, we decided to sell the REALimage Solutions Group. Accordingly, REALimage transition costs include all the expenses associated with the REALimage Solutions Group that were incurred in the second and third quarters of 2001. These costs totaled $5.3 million and were 3.6% of revenues for 2001. On August 31, 2001, we finalized an asset purchase and intellectual property license agreement to sell the REALimage Solutions Group to Real Vision, Inc. of Japan for a maximum value of $12.3 million which is expected to close in April 2002. The consideration to E&S consisted of $4.0 million cash, a receivable for $2.3 million which was paid in December 2001, and future royalties payable on a when and if earned basis of up to a maximum of $6.0 million. The consideration to Real Vision, Inc. consists of REALimage technology, other assets, and an obligation from E&S to provide certain development support of the REALimage technology during a seven-month transition period concluding in April 2002. During 2000, no comparable transition costs were incurred.

RESTRUCTURING CHARGE

    During 2001, we initiated a restructuring plan focused on reducing the operating cost structure of E&S. As part of the plan, we recorded a charge of $2.8 million relating to a reduction in force of approximately 92 employees. We estimate that this restructuring plan will reduce expenses by $8.2 million per year going forward. As of December 31, 2001, we had paid $1.9 million in severance benefits. The majority of the remaining benefits will be paid out over the next two quarters. We also recognized a restructuring charge of $1.5 million in 1999 and reversed $0.8 million of that charge in 2000. The charge in 1999 was based on the expected costs related to the termination of 28 employees. The reversal of a portion of these charges in 2000 was the result of certain of these employees being transferred within E&S rather than being terminated and, therefore, these termination costs were not incurred. In addition, estimated severance and related charges were lower than expected for the terminated employees.

IMPAIRMENT LOSS

    We recognized an impairment loss of $0.2 million in 2001 and there was no such charge in 2000. The 2001 charge was 0.2% of sales. The impairment loss related to the write-off of goodwill, acquired in our acquisition of AccelGraphics, Inc. and Silicon Reality, Inc. in the second quarter of 1998.

GAIN ON SALE OF ASSETS HELD FOR SALE

    In the fourth quarter of 2001, we recognized a gain of $9.0 million on the sale of certain of our key 3D-graphics patents. This gain on sale of assets held for sale was 6.2% of sales in 2001 and there was no such transaction in 2000.

GAIN ON SALE OF BUSINESS UNIT

    We recognized a gain on sale of business unit of $0.8 million in 2001 and $1.9 million in 2000. As a percent of sales the gain was 0.5% in 2001 and 1.1% in 2000. The 2001 gain was the result of our sale of our REALimage Solutions Group to Real Vision, Inc. of Japan. The sale was for a maximum value of $12 million, consisting of cash of $6.3 million plus future royalties, on a when and if earned basis, up to $6 million, for REALimage technology, other assets, and the performance of certain development support during a seven-month transition period leading to closing the transaction in April 2002. The 2000 gain was the result of our sale of certain assets of our Application Group relating to its digital studio business to RT-SET Real Time Synthesized Entertainment Technology Ltd. ("RT-SET") and its subsidiary, RT-SET
America Inc., for $1.4 million in cash, common stock of RT-SET and the assumption of certain liabilities.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net improved by $1.4 million (an expense of $2.6 million in 2001 compared to an expense of $4.0 million in 2000). The loss on write-down of investment securities improved $7.5 million ($0.3 million in 2001 compared to $7.8 million in 2000). The losses in both years are the result of other-than-temporary declines in the values of certain marketable investment securities of E&S. The gain on sale of investment securities declined
$6.0 million ($0.5 million in 2001 compared to $6.5 million in 2000). The larger gain in 2000 was primarily due to the sale of our investment in Silicon Light Machines, Inc. to Cypress Semiconductor, Inc. ("Cypress") in which we received Cypress stock. Interest income was essentially zero in 2001 compared to $0.7 million in 2000. Interest expense increased $0.3 million to $2.5 million in 2001 from $2.2 million in 2000. The increase in net income expense was due to lower average cash balances and higher average borrowing balances in 2001 compared to 2000.

INCOME TAXES

    E&S recorded an income tax benefit of $3.2 million in 2001 compared to an expense of $19.0 million in 2000. Income tax benefit of $3.2 million for 2001 is primarily attributable to adjustments to prior year tax provisions as the result of the resolution of certain worldwide tax contingencies. Included in this amount is $0.6 million for withholding taxes paid in Japan for taxes associated with the REALimage transaction. During the second quarter of 2000, we increased our deferred tax asset valuation allowance by $20.6 million. As a result of cumulative net operating losses, and the cancellation of a significant contract and the related civil complaint filed by Lockheed as discussed in Note 14 to the consolidated financial statements, we fully reserved our net deferred tax assets which previously existed at the end of the first quarter of 2000 and those deferred tax assets recognized during the second quarter of 2000. These net deferred tax assets relate to temporary differences, tax credit carry forwards and net operating loss carry forwards. The valuation allowance was recorded in accordance with SFAS 109, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. We evaluate the realizability of our deferred tax assets on a quarterly basis. If the deferred tax assets are realized in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the related tax benefits will reduce future income tax provisions.

2000 VS. 1999

SALES

    In 2000, our total sales decreased $33.9 million, or 17% ($167.0 million in 2000 compared to $200.9 million in 1999). Sales in the Simulation Group decreased $20.7 million, or 12% ($149.9 million in 2000 compared to $170.6 million in 1999). Sales in REALimage Solutions Group decreased
$16.3 million, or 74% ($5.7 million in 2000 compared to $22.0 million in 1999). Sales in the Applications Group increased $3.0 million, or 36% ($11.3 million in 2000 compared to $8.3 million in 1999). The decrease in sales in the Simulation Group is due to the cancellation of the contract with Lockheed Martin Corporation for the delivery of visual systems to the United Kingdom Ministry of Defence ("UK MOD") for the Combined Arms Tactical Trainer program ("UK CATT") and an adjustment to revenue on percent complete contracts where a review of the estimated costs to complete the contracts resulted in a negative adjustment to revenue of $10.9 million in the second quarter of 2000. The decrease was partially offset by increased sales volume of visual systems to commercial airline customers, increased sales volumes of our simFUSION workstation-based product and increased sales related to customer service and support contracts. The decrease in sales in the REALimage Solutions Group is due to a decrease in the number of units sold and decreased selling prices of existing products due to increased competition and delays in the introduction of new products. The increase in sales in the Applications Group is due to an increase in sales volume of large-format entertainment products and planetarium systems which is partially offset by decreased sales of our digital video products due to the sale of this business to RT-SET Real Time Synthesized Entertainment
Technology Ltd. and its subsidiary RT-SET America Inc. (together "RT-SET") in the first quarter of 2000.

GROSS PROFIT

    Gross profit decreased $30.7 million, or 51% ($29.4 million in 2000 compared to $60.1 million in 1999). As a percent of sales, gross profit decreased to 17.6% in 2000 from 29.9% in 1999. Gross profit in the Simulation Group in 2000 was negatively impacted by (i) the cancellation of the UK CATT contract due to the loss of revenue and the write-off of obsolete and excess inventory specific to the UK CATT contract, (ii) adjustment for estimated actual costs at completion of contract on percent-complete contracts of $16.7 million
($10.9 million as a reduction in sales as discussed previously, and $5.8 million as an increase in cost of sales relating to contracts with total estimated actual costs that exceed the contract value) and (iii) higher costs on several contracts to government customers which include the Harmony image generator. Gross profit in the REALimage Solutions Group decreased due to lower revenue attributed to a decrease in the number of units sold and decreased selling prices of existing products due to increased competition and delays in the introduction of new products. Gross profit in the Applications Group increased due to increased revenue from sales of large-format entertainment products and planetarium systems which was partially offset by decreased sales of our digital video products.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses decreased $10.2 million, or 23% ($34.4 million in 2000 compared to $44.6 million in 1999). As a percent of sales, selling, general and administrative expenses were 20.6% in 2000 compared to 22.2% in 1999. The decrease in these expenses in the Simulation Group is due primarily to lower marketing headcount, lower marketing consulting expenses and lower marketing travel expenses. The decrease in these expenses in the REALimage Solution Group is due to decreased sales volume resulting in decreased commissions and other selling-related costs and decreased labor and associated costs due to lower headcount as a result of the restructuring which took place at the end of the third quarter of 1999. The decrease in these expenses in the Applications Group is due to the reduction of employees and related expenses as a result of the sale of certain assets of our digital video products business to RT-SET.

RESEARCH AND DEVELOPMENT

    Research and development expenses decreased $10.2 million, or 23%
($34.4 million in 2000 compared to $44.6 million in 1999). As a percent of sales, research and development expenses were 20.6% in 2000 compared to 22.2% in 1999. Research and development expenses in the Simulation Group increased due to increased efforts of the continued development of our simFUSION workstation-based product and other value-priced simulation products. Research and development expenses relating to the REALimage Solutions Group decreased due to decreased headcount as a result of the group's restructuring at the end of the third quarter of 1999.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

    Amortization of goodwill and other intangible assets decreased
$1.3 million, or 87% ($0.2 million in 2000 compared to $1.5 million in 1999). The decrease in this expense was due to the write-off of $9.3 million of goodwill and other intangible assets during the third quarter of 1999 in the REALimage Solutions Group.

IMPAIRMENT LOSS

    We recognized an impairment loss of $9.7 million in 1999 and related to the write-down to fair value of goodwill, intangibles and other long-lived assets acquired in our acquisitions of AccelGraphic, Inc. and Silicon Reality, Inc. in the second quarter of 1998. The impairment consisted of the write-off of $4.9 million of goodwill, $4.4 million of intangible assets and $0.4 million of property, plant and equipment. There was no such charge in 2000.

RESTRUCTURING CHARGE

    We recognized a restructuring charge of $1.5 million in 1999 and reversed $0.8 million of that charge in 2000. The charge in 1999 was based on the expected costs related to the termination of 28 employees. The reversal of a portion of these charges in 2000 was the result of certain of these employees being transferred within E&S rather than being terminated and, therefore, these termination costs were not incurred. In addition, estimated severance and related charges were lower than expected for the terminated employees.

GAIN ON SALE OF BUSINESS UNIT

    During 2000, we sold certain assets of our Applications Group relating to its digital video business and recognized $1.9 million of gain on the transaction. See "Item 1--Business--Acquisitions and Dispositions." There was no such event in 1999.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net was a net expense of $4.0 million in 2000 compared to a net income of $1.1 million in 1999. Interest income declined
$1.1 million, or 61% ($0.7 million in 2000 compared to $1.8 million in 1999). The decline in interest income is due to lower average balances of cash, cash equivalents and short-term investments in 2000 compared to 1999 and due to interest income received in 1999 on delayed income tax refunds. Interest expense increased $0.9 million or 69% ($2.2 million in 2000 compared to $1.3 million in 1999). The increase was due to higher average borrowing balances and a higher average rate of interest paid on those borrowings in 2000 compared to 1999. Loss on write-down of investment securities increased $7.4 million, or 1,850%
($7.8 million in 2000 compared to $0.4 million in 1999). The losses in both years are the result of other-than-temporary declines in the values of certain marketable investment securities of E&S. In 2000 we recognized $6.5 million gain on the sale of investment securities. This gain was primarily due to the sale of our investment in Silicon Light Machines, Inc. to Cypress in which we received Cypress stock. There was no such event in 1999.

INCOME TAXES

    Income tax expense (benefit) increased $34.4 million (expense of $19.0 million in 2000 compared to a benefit of $15.4 million in 1999). During the second quarter of 2000, we increased our deferred tax asset valuation allowance by $20.6 million. As a result of the net operating loss in the second quarter of 2000, the cumulative net operating losses for 2000, 1999 and 1998, and the cancellation of a significant contract and the related civil complaint filed by Lockheed as discussed in Note 14 to the consolidated financial statements, we fully reserved our net deferred tax assets which previously existed at the end of the first quarter of 2000 and those deferred tax assets recognized during the second quarter of 2000. These net deferred tax assets relate to temporary differences, tax credit carry forwards and net operating loss carry forwards. The valuation allowance was recorded in accordance with SFAS 109, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. We evaluate the realizability of our deferred tax assets on a quarterly basis. If the deferred tax assets are realized in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the related tax benefits will reduce future income tax provisions.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2001, we had working capital of $54.5 million, including cash, cash equivalents and restricted cash of $11.5 million, compared to working capital of $75.1 million at December 31, 2000 including cash, cash equivalents, short-term investments and restricted cash of $13.9 million. During 2001, we used $28.2 million of cash in our operating activities, generated $12.4 million of cash in our investing activities and generated $14.6 million of cash in our financing activities.

    Cash from our operating activities was provided by a $12.5 million decrease in net costs and estimated earnings in excess of billings on uncompleted contracts. The decrease in net costs and estimated earnings in excess of billings on uncompleted contracts was due to the achievement of billing milestones during the year and the adjustment to revenue on percent complete contracts due to the change in estimated actual costs to complete the contracts. Cash used in our operating activities included a $15.6 million decrease in accounts payable and a $8.5 million decrease in accrued expenses.

    Our investing activities included purchases of property, plant and equipment of $6.6 million, proceeds from the sale of certain patents of $9.0 million, proceeds from the sale of our REALimage Solutions Group of $6.3 million and proceeds from sale of investment securities of $3.8 million.

    Our financing activities during the year included net borrowings of $13.0 million, proceeds from issuances of common stock of $0.4 million, and a decrease in restricted cash of $1.2 million.

    In December 2000, we entered into a secured credit facility (the "Foothill Facility") with Foothill Capital Corporation ("Foothill"). The Foothill Facility provides for borrowings and the issuance of letters of credit up to $30.0 million. On February 22, 2002, E&S and Foothill amended the Foothill Facility whereby Foothill waived all events of financial covenant default through December 31, 2001 and revised E&S's 2002 financial covenants. The Foothill Facility expires in December 2002. Borrowings under the Foothill Facility bear interest at the Wells Fargo Bank National Association prevailing prime rate plus 1.5% to 3.0%, depending on the amount outstanding. The Foothill Facility provides Foothill with a first priority perfected security interest in substantially all of our assets, including, but not limited to, all of our intellectual property. Pursuant to the terms of the Foothill Facility, all cash receipts of E&S must be deposited into a Foothill controlled account. The Foothill Facility, among other things, (i) requires E&S to maintain certain financial ratios and covenants, including a minimum tangible net worth that adjusts each quarter, a minimum unbilled receivables to billed receivables ratio, and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year; (ii) restricts our ability to incur debt or liens; sell, assign, pledge or lease assets; merge with another company; and (iii) restricts the payment of dividends and repurchase of any of our outstanding shares without the prior consent of the lender. Due to Foothill's waiver on February 22, 2002 of E&S's noncompliance with financial covenants through December 31, 2001 and the modification of the financial covenants, we are currently in compliance with our financial covenants and ratios, although a continuation of recent negative trends could impact future compliance with such covenants. Should the need arise, we will negotiate with Foothill to modify and expand various financial ratios and covenants, however no assurance can be given that such negotiations will result in modifications that will allow us to continue to be in compliance or otherwise be acceptable to us. E&S will need to replace the Foothill Facility on or before December 14, 2002. In the event E&S is not able to obtain an acceptable credit facility to replace the Foothill Facility on or before December 14, 2002, E&S may be unable to meet its anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term and long-term basis. As of December 31, 2001, we have $15.7 million in outstanding borrowings and $6.0 million in outstanding letters of credit under the Foothill Facility. Since the end of 2001, we have progressed against the facility, and as of March 12, 2002 have $6.1 million in outstanding debt and $4.8 million in outstanding letters of credit.

    Evans & Sutherland Computer Limited, a wholly-owned subsidiary of Evans & Sutherland Computer Corporation, has a $3.0 million overdraft facility (the "Overdraft Facility") with Lloyds TSB Bank plc ("Lloyds"). Borrowings under the Overdraft Facility bear interest at Lloyds' short-term offered rate plus 1.75% per annum. As of December 31, 2001, there were $4.9 million in outstanding borrowings. As of March 12, 2002, we had fully paid-off the outstanding balance. The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds' discretion and expires on November 30, 2002.
Evans & Sutherland Computer Limited executed a letter of negative pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business. Covenants contained in the Overdraft Facility restrict dividend payments from Evans & Sutherland Computer Limited and require maintenance of certain financial covenants. In addition, at December 31, 2001, we have $0.9 million of cash on deposit with Lloyds in a restricted cash collateral account to support certain obligations that the bank guarantees.

    In July 2000, we formed a joint venture with Quadrant Group plc known as Quest Flight Training Limited ("Quest"). Quest provides certain equipment, software, training and other goods and services to the Secretary of State for Defence of the U.K. Ministry of Defence and other related governmental entities with regard to an upgrade of the Ministry of Defence E3D Facility and E3D Sentry Aircrew Training Services. In connection with the services of Quest to the U.K. Ministry of Defence, we guaranteed various obligations of Quest. Some of our guaranteed obligations are without any maximum amount. We believe that the guarantees we isssued in connection with this project will not be called upon for payment or performance; however, no assurance can be made that we will not be obligated to satisfy the obligations of the guarantees.

    As of December 31, 2001, we had approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the "6% Debentures"). The 6% Debentures are unsecured and are convertible at each bondholder's option into shares of our common stock at a conversion price of $42.10 or 428,000 shares of our common stock, subject to adjustment. The 6% Debentures are redeemable at our option, in whole or in part, at par.

    On February 18, 1998, our Board of Directors authorized the repurchase of up to 600,000 shares of our common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996. On September 8, 1998, our Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. Between February 18, 1998 and December 31, 1999, we repurchased 1,136,500 shares of our common stock, leaving 463,500 shares available for repurchase as of March 12, 2002. We did not repurchase any shares of our stock during 2001. Stock may be acquired on the open market or through negotiated transactions. Under the program, repurchases may be made from time to time, depending on market conditions, share price and other factors. The Foothill Facility requires that we obtain prior consent from Foothill before we repurchase any shares.

    We also maintain trade credit arrangements with certain of our suppliers. The unavailability of a significant portion of, or the loss of, the various borrowing facilities of E&S or trade credit from suppliers would have a material adverse effect on our financial condition and operations.

    In the event our various borrowing facilities were to become unavailable, we were unable to make timely deliveries of products pursuant to the terms of various agreements with third parties, or certain of our contracts were adversely impacted for failure to meet delivery requirements, we may be unable to meet our anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term and long-term basis.

    We believe that the principal sources of liquidity for 2002 will be a result of cash flows from operations and proceeds on the sale of certain of our buildings which, subsequent to December 31, 2001, have been designated by management as assets to be disposed of. Positive cash flows from operations during 2002 are largely expected as a result of the restructuring which has taken place, the progress to date on our Harmony image generator fixed-price contracts and other cost-cutting measures which will be implemented during 2002. Circumstances that could materially affect liquidity in 2002 include, but are not limited to, the following: (i) our ability to meet contractual milestones related to the delivery and integration of our Harmony image generators,
(ii) our ability to successfully develop and produce new technologies and products, (iii) our ability to meet our forecasted sales levels during 2002,
(iv) our ability to reduce costs and expenses, (v) our ability to maintain our commercial simulation business in light of current economic conditions and
(vi) our ability to favorably negotiate sale agreements related to certain of our buildings.

    Management believes that existing cash, cash equivalents, borrowings available under our various borrowing facilities, other asset-related cash sources and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months. The Foothill Facility expires in December 2002 and the Overdraft Facility expires on November 30, 2002. We anticipate the need to replace these credit facilities; however, there can be no assurances that we will be successful in renegotiating our existing borrowing facilities or obtaining additional debt or equity financing. Our cash and cash equivalents, subject to various restrictions previously set forth, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

EFFECTS OF INFLATION

    The effects of inflation were not considered material during fiscal years 2001, 2000 and 1999, and are not expected to be material for fiscal year 2002.

ACQUIRED IN-PROCESS TECHNOLOGY

    In connection with the acquisitions of AGI and SRI, we made allocations of the purchase price to various acquired in-process technology projects. These amounts were expensed as non-recurring charges in the quarter ended June 26, 1998 because the acquired in-process technology had not yet reached technological feasibility and had no future alternative uses.

    Failure to complete the development of these projects in their entirety, or in a timely manner, has had a material adverse impact on E&S's results of operations. We recorded an impairment loss of $0.2 million relating to the remaining balance of goodwill at the time of the sale of the REALimage Solutions Group, in the third quarter of 2001. During the third quarter of 1999, we recorded an impairment loss of $9.7 million consisting of a write-off of $4.9 million of goodwill, $4.4 million of intangible assets and $0.4 million of property, plant and equipment. Actual sales, operating profits and cash flows attributable to acquired in-process technology have been significantly lower than the original projections used to value such technology in connection with each of the respective acquisitions. On-going operations and financial results for the acquired technology and E&S as a whole are subject to a variety of factors which may not have been known or estimable at the date of such acquisitions, and the estimates discussed below should not be considered our current projections for operating results for the acquired businesses or E&S as a whole. Following is a description of the acquired in-process technology and the estimates made by E&S for each of the technologies.

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

    MULTIPLE-CONTROLLER GRAPHICS SUBSYSTEMS (2200). This technology is a high-end graphics subsystem involving the parallel use of two or four controllers. This technology is aimed at super users in the graphics area who need significant increases in performance and features to accomplish their tasks and are willing to pay the increased price necessary to support those requirements. During the third quarter of 1999, we determined the technology and graphics subsystem, as originally designed, would not be a viable product in the workstation marketplace. The cost to complete this project subsequent to the acquisition of AGI was $1.7 million. The project was completed in the fourth quarter of 1999, approximately 9 months later than planned. This project was funded by working capital. The assigned value for this acquired in-process technology was $2.7 million.

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

    The AccelGALAXY performed below sales estimates due to the delay in our product introduction by E&S and a delayed design win at one major OEM. These delays, in addition to increased competition, caused an erosion of approximately 50% of the projected average selling price for the AccelGALAXY and a loss of projected unit sales. Subsequent to our acquisition of AGI, the developer of the chip used on the AccelGMX also acquired a board company and entered the graphics accelerator market in direct competition with the AccelGMX. Due to the advantage of producing the chip, the competitor can produce a comparable product at a lower cost; thus, the AccelGMX has performed below sales estimates and we no longer expects to generate significant sales from this product. The E&S Lightning 1200 performed below sales estimates due to the delay in our product introduction. As a result of the delay in product introduction, most
OEMs selected a competing product. The expected sales volume and average selling price of the E&S Lightning 1200 have been significantly reduced. At the time of the sale of the REALimage Solutions Group in the third quarter of 2001, sales of all the group's products had decreased to nominal levels.

    We periodically review the value assigned to the separate components of goodwill, intangibles and other long-lived assets through comparison to anticipated, undiscounted cash flows from the underlying assets to assess recoverability. The assets are considered to be impaired when the expected future undiscounted cash flows from these assets do not exceed the carrying balances of the related assets. Based on the events described above and in accordance with SFAS 121 during the third quarter of 1999 we recorded an impairment loss of $9.7 million related to the acquisition of AGI and SRI. The impairment loss consisted of the write-off of $4.9 million of goodwill, $4.4 million of intangible assets and $0.4 million of property, plant and equipment. We recorded an impairment loss of $0.2 million relating to the remaining value of goodwill at the time of the sale of the REALimage Solutions Group in the third quarter of 2001.

OUTLOOK

    2002 is expected to be a year that returns E&S to a focus on its core business. This encompasses visualization systems, components, spares, repairs, and training for the simulation marketplace. Our focus is a function of the sale of the REALimage Solutions Group in 2001 and closing down the RAPIDsite business in 2001. Implicit in these changes is a consolidation of the business base. Revenues are expected to contract by 10% from the $145 million mark set in 2001. However, a more focused management team coupled with core product offerings is expected to revive our financial performance through higher margin business. New 2001 core business bookings, averaging greater than 40% gross margin, have positioned our year-end backlog, of $104 million, to support this improvement.

    Our main near-term challenge continues to be the completion of our initial Harmony programs (referred to as the "Big 6 Programs"). We did make significant progress on these programs during

2001. Our return to profitability, on a quarter-by-quarter basis, is dependent in large part on the successful execution of these programs in the first half of 2002. Year-to-date 2002, milestones are being met, a majority of first unit systems have passed testing, and several are already in training. Combined, the Big 6 Programs are in excess of 90% complete. In looking towards the second half of the year when these programs are expected to be essentially complete, we believe that the financial posture will be much improved. Cash generation for the second half of 2002 is expected to increase to a level of $5 million per quarter from operations and profits are expected to be produced.

    The foregoing contains "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, as amended, including, among others, those statements preceded by, followed by or including the words "estimates," "believes," "expects," "anticipates," "plans," "projects," and similar expressions.

    These forward-looking statements include, but are not limited to, the following statements:

    - the successful execution of the Big 6 programs by the end of 2002;

    - we will generate $5 million of cash per quarter and will be profitable in the second half of 2002;

    - projections of sales and net income and issues that may affect sales or net income;

    - projections of capital expenditures;

    - plans for future operations;

    - financing needs or plans;

    - plans relating to our products and services;

    - Simulation Group will experience growth in its markets as simulation training increases in value as an alternative to other training methods, and as simulation training technology and cost-effectiveness improve;

    - additional enhancements to iNTegrator will expand its functionality and help secure E&S's dominant position in its main target markets, both commercial and military simulation;

    - E&S is able to compete effectively in the simulation market and will continue to be able to do so in the foreseeable future;

    - approximately two-third's of Simulation Group's 2001 backlog will be converted to sales in 2002 and replaced with new orders;

    - the Applications Group's new product will be launched in the first half of 2002;

    - our properties are suitable for our immediate needs;

    - total research and development spending will be lower in 2002 than in 2001;

    - E&S will ultimately prevail in the litigation with Lockheed Martin Corporation;

    - E&S will not be liable for any further material liquidated damages and late delivery penalties during 2002;

    - existing cash, cash equivalents, borrowings available under E&S's various borrowing facilities, other asset-related cash sources and expected cash from future operations will be sufficient to meet E&S's anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months;

    - the guarantees of E&S issued in connection with the services of our joint venture entity, Quest Flight Training Ltd. to the UK Ministry of Defence or other parties will not be called upon for payment or performance;

    - revenue is expected to contract by 10% from 2001 to 2002; and

    - assumptions relating to the foregoing.

    Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described in the "Factors That May Affect Future Results" discussed below, important factors to consider in evaluating such forward-looking statements include risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, product delays, commercialization and technology, and our ability to maintain credit facilities to support our operations on favorable and acceptable terms. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this annual report will, in fact, occur.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Our domestic and international businesses operate in highly competitive markets that involve a number of risks, some of which are beyond our control. While we are optimistic about our long-term prospects, the following discussion highlights some risks and uncertainties that should be considered in evaluating our growth outlook.

OUR BUSINESS MAY SUFFER IF OUR COMPETITIVE STRATEGY IS NOT SUCCESSFUL

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

OUR STOCK PRICE MAY BE ADVERSELY IMPACTED IF OUR SALES OR EARNINGS FAIL TO MEET
  EXPECTATIONS

    Our stock price is subject to significant volatility and will likely be adversely affected if sales or earnings in any quarter fail to meet the investment community's expectations. Our sales and earnings may fail to meet expectations because they fluctuate and are difficult to predict. Our earnings during 2001 and 2000 fluctuated significantly from quarter to quarter. One of the reasons we experience such fluctuations is that the largest share of our sales and earnings is from our Simulation Group, which typically has long delivery cycles and contract lengths. The timing of customer acceptance of certain large-scale commercial or government contracts may affect the timing and amount of sales that can be recognized; thus, causing our periodic operating results to fluctuate. Our results may further fluctuate if United States and international governments delay or even cancel production on large-scale contracts due to lack of available funding.

    Our earnings may not meet either investor or internal expectations because our budgeted operating expenses are relatively fixed in the short term and even a small sales shortfall may cause a period's results to be below expectations. Such a sales shortfall could arise from any number of factors, including:

    - delays in the availability of products,

    - delays from chip suppliers,

    - discontinuance of key components from suppliers,

    - other supply constraints,

    - transit interruptions,

    - overall economic conditions, and

    - customer demand.

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

OUR SIGNIFICANT DEBT COULD ADVERSELY AFFECT OUR FINANCIAL RESOURCES AND PREVENT US FROM SATISFYING OUR DEBT SERVICE OBLIGATIONS

    We have a significant amount of indebtedness and may also incur additional indebtedness in the future. We may not generate sufficient cash flow from operations, or have future borrowings available to us, sufficient to pay our debt. At December 31, 2001, total indebtedness was $38.9 million and our total stockholders' equity was $64.7 million.

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

    Our substantial indebtedness could have important consequences including, but not limited to, the following:

    - the ability to obtain additional financing for working capital, capital expenditures, acquisitions, or other purposes may be impaired or unavailable;

    - a portion of cash flow will be used to pay interest expense, which will reduce the funds that would otherwise be available for operations and future business opportunities;

    - a substantial decrease in net operating cash flows or an increase in expenses could make it difficult for us to meet our debt service requirements and force us to modify operations;

    - we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

    - our substantial indebtedness may make us more vulnerable to a downturn in our business or in the economy generally; and

    - some of our existing debt contains financial and restrictive covenants that limit our ability to, among other things, borrow additional funds, acquire and dispose of assets, and pay cash dividends.

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

COVENANTS AND RESTRICTIONS IN OUR CREDIT DOCUMENTS LIMIT OUR ABILITY TO TAKE CERTAIN ACTIONS

    Our credit documents contain significant financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants include, among others, restrictions on our ability to:

    - declare dividends or redeem or repurchase capital stock;

    - incur certain additional debt;

    - grant liens;

    - make certain payments and investments;

    - sell or otherwise dispose of assets; and

    - consolidate with other entities.

    We must also meet certain financial ratios and tests, including a minimum tangible net worth that adjusts each quarter, an unbilled receivables to billed receivables ratio, and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year. Failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions. On February 22, 2002, Foothill agreed to waive all events of financial covenant default through December 31, 2001 and to revise our 2002 financial covenants. Therefore, we are currently in compliance with our financial covenants, although a continuation of recent negative operating trends could impact our future compliance with such covenants. Should the need arise, we will negotiate with our lenders to modify and expand various financial covenants, however, no assurance can be given that such negotiations will result in modifications that will allow us to continue to be in compliance or otherwise be acceptable to us.

DELAYS IN THE TIMELY DELIVERY OF OUR PRODUCTS MAY PREVENT US FROM INVOICING OUR COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS.

    In accordance with accounting for long-term contracts, we record an asset for our costs and estimated earnings that exceed the amount we are able to bill our customers on uncompleted contracts. At December 31, 2001, $29.8 million of our costs and estimated earnings that exceeded our billings on uncompleted contracts related to four contracts with four different customers. We are not able to bill these amounts unless we meet certain contractual milestones related to the delivery and integration of our Harmony image generators. Our failure to achieve these contractual milestones by timely delivering and integrating our Harmony image generators may significantly impact our ability to recover our costs and estimated earnings that exceeded our billings on uncompleted contracts, which could severely impact our cash flow.

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

OUR SIGNIFICANT INVESTMENT IN RESEARCH AND DEVELOPMENT MAY NOT BE REALIZED

    We have no assurance that our significant investment in research and development will generate future sales or benefits. We currently make and plan to continue to make a significant investment in research and development. Total spending for research and development was $28.8 million or 19.8% of sales in 2001 as compared to $44.3 million or 26.5% of sales in 2000. Developing new products and software is expensive and often involves a long payback cycle. While we have every reason to believe these investments will be rewarded with sales-generating products, customer acceptance ultimately dictates the success of development and marketing efforts.

WE MAY NOT CONTINUE TO BE SUCCESSFUL IF WE ARE UNABLE TO DEVELOP, PRODUCE AND TRANSITION OUR PRODUCTS

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

    Product transitions are a recurring part of our business. Our short product life cycles require our ability to successfully manage the timely transition from current products to new products. In fact, it is not unusual for us to announce a new product while its predecessor is still in the final stages of its development. Our transition results could be adversely affected by such factors as:

    - development delays,

    - late release of products to manufacturing,

    - quality or yield problems experienced by production or suppliers,

    - variations in product costs,

    - excess inventories of older products and components, and

    - delays in customer purchases of existing products in anticipation of the introduction of new products.

IN THE EVENT WE SUFFER FURTHER PRODUCT DELAYS, WE MAY BE REQUIRED TO PAY CERTAIN CUSTOMERS SUBSTANTIAL LIQUIDATED DAMAGES AND OTHER PENALTIES

    The variety and complexity of our high technology product lines require us to deal with suppliers and subcontractors supplying highly specialized parts, operating highly sophisticated and narrow tolerance equipment in performing highly technical calculations. The processes of planning and managing production, inventory levels and delivery schedules are also highly complex and specialized. Many of our products must be custom designed and manufactured, which is not only complicated and expensive, but can also require a number of months to accomplish. Slight errors in design, planning and managing production, inventory levels, delivery schedules, or manufacturing can result in unsatisfactory products that may not be correctable. If we are unable to meet our delivery schedules, we may be subject to penalties, including liquidated damages that are included in some of our customer contracts. During the fourth quarter of 1999, we accrued $8.2 million for payments of liquidated damages and penalties due to product delays. As of December 31, 2000, we have paid
$6.0 million in connection with liquidated damages. During 2000, we accrued an additional $0.9 million for late delivery penalties. During 2001 we accrued
$2.9 million to cover penalties, against which we paid $2.7 million. In 2001, we also accrued $1.5 million to cover additional costs incurred by customers. There is no assurance that we may not incur substantial liquidated damages in the future in connection with further product delays.

WE MAY NOT MAINTAIN A SIGNIFICANT PORTION OF OUR SALES IF WE FAIL TO MAINTAIN OUR UNITED STATES GOVERNMENT CONTRACTS

    In 2001, 48% of our sales were to agencies of the United States government, either directly or through prime contractors or subcontractors, for which there is intense competition. Accordingly, we have no assurance that we will be able to maintain a significant portion of our sales. These sales are subject to the inherent risks related to government contracts, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, and unavailability of funds. These risks also include technological uncertainties and obsolescence, and dependence on annual Congressional appropriation and allotment of funds. In the past, some of our programs have been delayed, curtailed, or terminated. Although we cannot predict such uncertainties, in our opinion there are no spending reductions or funding limitations pending that would impact our contracts.

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

OUR SALES MAY SUFFER IF WE LOSE CERTAIN SIGNIFICANT CUSTOMERS

    We currently derive a significant portion of our sales from a limited number of non-U.S. government customers. The loss of any one or more of these customers could have a material adverse effect on our business, financial condition and results of operations. We were dependent on four of our non-U.S. government customers for approximately 32% of our consolidated sales in 2001. We expect that sales to a limited number of customers will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that sales from this limited number of customers will continue to reach or exceed historical levels in the future. We do not have supply contracts with any of our significant customers.

OUR SALES WILL DECREASE IF WE FAIL TO MAINTAIN OUR INTERNATIONAL BUSINESS

    Any reduction of our international business could significantly affect our sales. Our international business accounted for 34% of our 2001 sales. We expect that international sales will continue to be a significant portion of our overall business in the foreseeable future.

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

FUTURE LOSSES COULD IMPAIR OUR ABILITY TO RAISE CAPITAL OR BORROW MONEY AND CONSEQUENTLY AFFECT OUR STOCK PRICE

    Although we recorded net sales of $145.3 million for the twelve months ended December 31, 2001, we incurred a net loss of $27.5 million in 2001. We have incurred net losses totaling $136.5 million over the past four years. We cannot assure you that we will be profitable in future periods. Losses in future periods could impair our ability to raise additional capital or borrow money as needed, could decrease our stock price and could cause a violation of certain covenants in our credit facilities.

IF OUR COMMERCIAL SIMULATION BUSINESS DECLINES, OUR SALES WILL DECREASE

    We have no assurance that our commercial simulation (airline) business will continue to succeed. Our commercial simulation business currently accounts for approximately 15% to 20% of our sales. This business is subject to many of the risks related to the commercial simulation market that may adversely affect our business. The following risks are characteristic of the commercial simulation market:

    - uncertainty of economic conditions,

    - dependence upon the strength of the commercial airline industry,

    - air pilot training requirements,

    - competition,

    - changes in technology, and

    - timely performance by subcontractors on contracts in which E&S is the prime contractor.

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

OUR OPERATIONS COULD BE HURT BY TERRORIST ATTACKS AND OTHER ACTIVITIES THAT MAKE AIR TRAVEL DIFFICULT OR REDUCE THE WILLINGNESS OF OUR COMMERCIAL AIRLINE CUSTOMERS TO PURCHASE OUR SIMULATION PRODUCTS.

    During 2001, $30.0 million, or 21% of our total revenue generated from our Simulation Group, was derived from sales of our simulation products to commercial airline companies and other third parties in the commercial airline industry. The demand for our various commercial simulation products and services is heavily dependant upon new orders from these commercial airline customers. In the event terrorist attacks or other activities make air travel difficult or reduce the demand or willingness of our customers to purchase our commercial simulation products, our revenue may decline substantially. Since September 11, 2001, training requirements have increased to certify pilots, co-pilots and flight engineers for different aircraft types and changing flight procedures. In conjunction with this trend, the Simulation Group has been contacted by one of our largest commercial customers to deliver two-times the average annual number of systems. In addition to these additional systems, the contract provides for an option to deliver further systems in 2002. However, at this time, we are unable to predict the long-term impact of these events on either our industry as a whole or on our operations and financial condition in particular.

OUR SHAREHOLDERS MAY NOT REALIZE CERTAIN OPPORTUNITIES BECAUSE OF THE ANTI-TAKEOVER EFFECT OF STATE LAW

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates. Our international sales, which accounted for 34% of our total sales in 2001 are concentrated in the United Kingdom, continental Europe and Asia. Foreign currency purchase and sale contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. We do not enter into contracts for trading purposes and do not use leveraged contracts. As of December 31, 2001, we had no material sales or purchase contracts in currencies other than U.S. dollars and had no foreign currency sales or purchase contracts.

    We reduce our exposure to changes in interest rates by maintaining a high proportion of our debt in fixed-rate instruments. As of December 31, 2001, 47% of our total debt was in fixed-rate instruments. Had we fully drawn on our $30 million revolving line of credit with Foothill Capital Corporation and our foreign line of credit, 39% of our total debt would be in fixed-rate instruments.

    The information below summarizes E&S's market risks associated with debt obligations as of December 31, 2001. Fair values have been determined by quoted market prices. For debt obligations, the table below presents the principal cash flows and related interest rates at year end by fiscal year of maturity. Bank borrowings bear variable rates of interest and the 6% Debentures bear a fixed rate of interest. The information below should be read in conjunction with
Note 10 of Notes to the Consolidated Financial Statements in Part II of this annual report.

                                                                                    THERE-                 FAIR
                   RATE       2002       2003       2004       2005       2006      AFTER      TOTAL      VALUE
                 --------   --------   --------   --------   --------   --------   --------   --------   --------
DEBT
Bank Borrowings      9.1%   $ 20,830         --   $     71         --         --         --   $ 20,901   $ 20,901
                            ========   ========   ========   ========   ========   ========   ========   ========
6% Debentures        6.0%         --         --         --         --         --   $ 18,015   $ 18,015   $  6,756
                            --------   --------   --------   --------   --------   --------   --------   --------
Total debt                  $ 20,830         --   $     71         --         --   $ 18,015   $ 38,916   $ 27,657
                            ========   ========   ========   ========   ========   ========   ========   ========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following constitutes a list of Financial Statements included in
Part II of this report:

    - Report of Management

    - Report of Independent Auditors

    - Consolidated Balance Sheets as of December 31, 2001 and 2000

    - Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2001

    - Consolidated Statements of Comprehensive Loss for each of the years in the three-year period ended December 31, 2001

    - Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2001

    - Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001

    - Notes to Consolidated Financial Statements for each of the years in the three-year period ended December 31, 2001

    The following consists of a list of Financial Statement Schedules included in Part IV of this report:

    - Schedule II--Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2001

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

    Evans & Sutherland has established and maintains an effective system of internal accounting controls. We believe this system provides reasonable assurance that transactions are executed in accordance with management authorization in order to permit the financial statements to be prepared with integrity and reliability and to safeguard, verify, and maintain accountability of assets. In addition, Evans & Sutherland's business ethics policy requires employees to maintain the highest level of ethical standards in the conduct of our business.

    Evans & Sutherland's financial statements have been audited by KPMG LLP, independent public accountants. Management has made available all of our financial records and related data to allow KPMG LLP to express an informed professional opinion in their accompanying report.

    The Audit Committee of the Board of Directors is composed of three independent directors and meets regularly with the independent accountants, as well as with Evans & Sutherland management, to review accounting, auditing, internal accounting control and financial reporting matters.

James R. Oyler                              William M. Thomas
                                            Vice President and Chief Financial
President and Chief Executive Officer       Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Evans & Sutherland Computer Corporation:

    We have audited the consolidated financial statements of Evans & Sutherland Computer Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of Evans & Sutherland's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans & Sutherland Computer Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Salt Lake City, Utah
March 15, 2002

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       DECEMBER 31,
                                                                  ----------------------
                                                                    2001          2000
                                                                  --------      --------
Assets:
  Cash and cash equivalents                                       $ 10,651      $ 11,898
  Restricted cash                                                      870         2,024
  Accounts receivable, less allowances for doubtful
    receivables of $6,413 in 2001 and $4,411 in 2000                30,516        34,572
  Inventories                                                       38,226        38,383
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                           47,761        68,464
  Prepaid expenses and deposits                                      4,817         5,326
                                                                  --------      --------
      Total current assets                                         132,841       160,667
Property, plant and equipment, net                                  41,967        48,665
Investments                                                          1,952         5,429
Goodwill and other intangible assets, net                               --           374
Other assets                                                           593           943
                                                                  --------      --------
      Total assets                                                $177,353      $216,078
                                                                  ========      ========
Liabilities and stockholders' equity:
  Current portion of long-term debt                               $    154      $    344
  Line of credit agreements                                         20,676            --
  Accounts payable                                                  11,503        27,087
  Accrued expenses                                                  17,272        26,527
  Customer deposits                                                  3,650         3,908
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                           25,053        27,710
                                                                  --------      --------
      Total current liabilities                                     78,308        85,576
                                                                  --------      --------
Long-term debt                                                      18,086        25,563
Pension and retirement obligations                                  16,300        13,305
                                                                  --------      --------
      Total liabilities                                            112,694       124,444
Commitments and contingencies (notes 6, 9 and 13)
Redeemable preferred stock, class B-1, no par value;
  authorized 1,500,000 shares; issued and outstanding zero
  shares in 2001 and 901,408 shares in 2000                             --        24,000
                                                                  --------      --------
Stockholders' equity:
  Preferred stock, no par value; authorized 8,500,000
    shares; no shares issued and outstanding                            --            --
  Common stock, $.20 par value; authorized 30,000,000
    shares; issued 10,739,753 shares in 2001 and 9,772,118
    shares in 2000                                                   2,148         1,954
  Additional paid-in capital                                        49,030        24,752
  Common stock in treasury, at cost; 352,500 shares                 (4,709)       (4,709)
  Retained earnings                                                 18,561        46,018
  Accumulated other comprehensive loss                                (371)         (381)
                                                                  --------      --------
      Total stockholders' equity                                    64,659        67,634
                                                                  --------      --------
      Total liabilities and stockholders' equity                  $177,353      $216,078
                                                                  ========      ========

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEAR ENDED DECEMBER 31,
                                                               ------------------------------------
                                                                 2001          2000          1999
                                                               --------      --------      --------
Sales                                                          $145,263      $166,980      $200,885
Cost of sales                                                   115,823       137,532       127,556
Write-off of inventories                                             --            --        13,230
                                                               --------      --------      --------
      Gross profit                                               29,440        29,448        60,099
                                                               --------      --------      --------
Expenses:
  Selling, general and administrative                            30,061        34,406        44,554
  Research and development                                       28,844        44,264        44,358
  REALimage transition costs                                      5,297            --            --
  Restructuring charges                                           2,843          (761)        1,460
  Impairment loss                                                   220            --         9,693
                                                               --------      --------      --------
      Operating expenses                                         67,265        77,909       100,065
                                                               --------      --------      --------
                                                                (37,825)      (48,461)      (39,966)
Gain on sale of assets held for sale                              9,000            --            --
Gain on sale of business unit                                       774         1,918            --
                                                               --------      --------      --------
      Operating loss                                            (28,051)      (46,543)      (39,966)
Other income (expense):
  Interest income                                                    31           659         1,849
  Interest expense                                               (2,456)       (2,195)       (1,333)
  Loss on write down of investment securities                      (306)       (7,786)         (350)
  Gain on sale of investment securities                             538         6,472            --
  Other                                                            (385)       (1,154)          933
                                                               --------      --------      --------
                                                                 (2,578)       (4,004)        1,099
                                                               --------      --------      --------
Loss before income taxes                                        (30,629)      (50,547)      (38,867)
Income tax expense (benefit)                                     (3,172)       19,023       (15,413)
                                                               --------      --------      --------
      Net loss                                                  (27,457)      (69,570)      (23,454)
Accretion of redeemable preferred stock                              --           228           228
                                                               --------      --------      --------
Net loss applicable to common stock                            $(27,457)     $(69,798)     $(23,682)
                                                               ========      ========      ========
Net loss per common share:
  Basic and Diluted                                            $  (2.70)     $  (7.45)     $  (2.49)
                                                               ========      ========      ========
Basic and diluted weighted average common shares
  outstanding                                                    10,169         9,372         9,501
                                                               ========      ========      ========

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                               ------------------------------------
                                                                 2001          2000          1999
                                                               --------      --------      --------
Net loss                                                       $(27,457)     $(69,570)     $(23,454)
Other comprehensive income (loss):
  Foreign currency translation adjustments                           14          (419)         (337)
  Unrealized losses on securities                                    (4)          (27)          (48)
  Reclassification adjustment for losses included in net
    loss                                                             --            --           275
                                                               --------      --------      --------
Other comprehensive income (loss) before income taxes                10          (446)         (110)
Income tax expense related to items of other
  comprehensive income (loss)                                        --            --            70
                                                               --------      --------      --------
Other comprehensive income (loss), net of income taxes               10          (446)         (180)
                                                               --------      --------      --------
Comprehensive loss                                             $(27,447)     $(70,016)     $(23,634)
                                                               ========      ========      ========

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                                      ACCUMULATED
                                        COMMON STOCK         ADDITIONAL                                  OTHER
                                   -----------------------    PAID-IN      TREASURY     RETAINED     COMPREHENSIVE
                                     SHARES       AMOUNT      CAPITAL       STOCK       EARNINGS     INCOME (LOSS)       TOTAL
                                   ----------   ----------   ----------   ----------   ----------   ----------------   ----------
Balance at December 31, 1998            9,598   $    1,920   $   23,420   $       --   $  139,498   $            245   $  165,083

Issuance of common stock for cash         142           28        1,361           --           --                 --        1,389

Repurchase of 413,500 common
  shares                                  (61)         (12)        (911)      (4,709)          --                 --       (5,632)

Compensation expense on employee
  stock purchase plan                      --           --          117           --           --                 --          117

Tax benefit from issuance of
  common stock to employees                --           --           99           --           --                 --           99

Other comprehensive loss                   --           --           --           --           --               (180)        (180)

Net loss                                   --           --           --           --      (23,454)                --      (23,454)

Accretion of redeemable preferred
  stock                                    --           --           --           --         (228)                --         (228)
                                   ----------   ----------   ----------   ----------   ----------   ----------------   ----------

Balance at December 31, 1999            9,679        1,936       24,086       (4,709)     115,816                 65      137,194

Issuance of common stock for cash          93           18          562           --           --                 --          580

Compensation expense on employee
  stock purchase plan                      --           --          104                        --                 --          104

Other comprehensive loss                   --           --           --           --           --               (446)        (446)

Net loss                                   --           --           --           --      (69,570)                --      (69,570)

Accretion of redeemable preferred
  stock                                    --           --           --           --         (228)                --         (228)
                                   ----------   ----------   ----------   ----------   ----------   ----------------   ----------

Balance at December 31, 2000            9,772        1,954       24,752       (4,709)      46,018               (381)      67,634

Issuance of common stock for cash          67           14          392           --           --                 --          406

Compensation expense on employee
  stock purchase plan                      --           --           66           --           --                 --           66

Other comprehensive income                 --           --           --           --           --                 10           10

Net loss                                   --           --           --           --      (27,457)                --      (27,457)

Conversion of redeemable
  preferred stock for common
  stock                                   901          180       23,820           --           --                 --       24,000
                                   ----------   ----------   ----------   ----------   ----------   ----------------   ----------

Balance at December 31, 2001           10,740   $    2,148   $   49,030   $   (4,709)  $   18,561   $           (371)  $   64,659
                                   ==========   ==========   ==========   ==========   ==========   ================   ==========

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
Cash flows from operating activities:
  Net loss                                                    $   (27,457)  $   (69,570)  $   (23,454)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Write-off of inventories                                           --            --        13,230
    Impairment loss                                                   220            --         9,693
    Depreciation and amortization                                  13,709        14,264        15,499
    Gain on sale of a business unit                                  (774)       (1,918)           --
    Gain on sale of assets held for sale                           (9,000)           --            --
    Loss on disposal of property, plant and equipment                 130         2,794            --
    Provision for losses on accounts receivable                     2,358         3,829           558
    Provision for obsolete and excess inventories                     943         6,613           910
    Provision for warranty expense                                  2,197         1,189           958
    Deferred income taxes                                              --        20,341        (8,475)
    Loss on write-down of investment securities                       306         7,786           350
    Gain on sale of investment securities                            (538)       (6,472)           --
    Other, net                                                         18           852           732
    Changes in assets and liabilities, net of effect of
     purchase/sale of business:
      Accounts receivable                                           1,698        (9,977)       17,474
      Inventories                                                    (786)       (5,992)       (6,104)
      Costs and estimated earnings in excess of billings on
       uncompleted contracts, net                                  12,520        27,296       (16,446)
      Prepaid expenses and deposits                                   508         2,407          (565)
      Accounts payable                                            (15,584)        6,932        (5,041)
      Accrued expenses                                             (8,456)       (1,720)        9,695
      Customer deposits                                              (258)         (812)        1,381
                                                              -----------   -----------   -----------
          Net cash provided by (used in) operating
            activities                                            (28,246)       (2,158)       10,395
                                                              -----------   -----------   -----------
Cash flows from investing activities:
  Purchases of short-term investments                                  --        (1,875)      (14,700)
  Proceeds from sale of short-term investments                         --         2,627        39,767
  Purchase of investment securities                                    --          (500)         (636)
  Proceeds from sale of investment securities                       3,780         1,428            --
  Proceeds from sale of business unit                               6,300         1,400            --
  Proceeds from sale of assets held for sale                        9,000            --            --
  Investment in joint venture                                          --          (754)           --
  Purchases of property, plant and equipment                       (6,646)      (13,868)      (14,530)
  Proceeds from sale of property, plant and equipment                  26         1,382            --
  Proceeds from sale of certain manufacturing assets                   --            --         6,010
  Decrease (increase) in other assets                                 (44)           --            --
                                                              -----------   -----------   -----------
          Net cash provided by (used in) investing
            activities                                             12,416       (10,160)       15,911
                                                              -----------   -----------   -----------
Cash flows from financing activities:
  Borrowings under line of credit agreements and other
    long-term debt                                                239,223        22,365           716
  Payments under line of credit agreements and other
    long-term debt                                               (226,214)      (16,919)       (1,869)
  Payments of debt issuance costs                                      --        (1,296)           --
  Decrease (increase) in restricted cash                            1,154        (2,024)           --
  Proceeds from issuance of common stock                              406           580         1,389
  Proceeds from issuance of preferred stock                            --            --            --
  Payments for repurchases of common stock                             --            --        (5,478)
                                                              -----------   -----------   -----------
          Net cash provided by (used in) financing
            activities                                             14,569         2,706        (5,242)
                                                              -----------   -----------   -----------
Effect of foreign exchange rates on cash and cash
  equivalents                                                          14          (600)         (788)
                                                              -----------   -----------   -----------
Net change in cash and cash equivalents                            (1,247)      (10,212)       20,276
Cash and cash equivalents at beginning of year                     11,898        22,110         1,834
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of year                      $    10,651   $    11,898   $    22,110
                                                              ===========   ===========   ===========
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the year for:
  Interest                                                    $     2,426   $     1,539   $     1,321
  Income taxes                                                        846        (5,887)       (5,846)
Accretion of redeemable preferred stock                                --           228           228

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           DECEMBER 31, 2001, DECEMBER 31, 2000 AND DECEMBER 31, 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Evans & Sutherland Computer Corporation ("Evans & Sutherland," "E&S," "we," "us" or "our") is an established high-technology company with outstanding computer graphics technology and a worldwide presence in high-performance 3D visual simulation. In addition, E&S is now applying this core technology into higher-growth personal computer ("PC") products for both simulation and workstations. Our core computer graphics technology is used to produce high performance image generators for simulation including PC-based visual system products, to provide graphics acceleration technology to the professional digital content creation market, and to apply our core technologies to the expanding market of PC-based applications and products.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of E&S and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 2000 and 1999 consolidated financial statements and notes to conform to the 2001 presentation.

LIQUIDITY

    Management believes that existing cash, cash equivalents, borrowings available under its various borrowing facilities, cash expected from the anticipated sale of certain of E&S's buildings, other asset-related cash sources and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months. The Foothill Facility expires in December 2002 and the Overdraft Facility expires on November 30, 2002 (see
Note 10). There can be no assurances that we will be successful in renegotiating our existing borrowing facilities or obtaining additional debt or equity financing. Our cash and cash equivalents, subject to various restrictions, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

    During 2002, we expect to generate cash due to improved earnings, moving unbilled receivables into receivables and cash, reducing inventory and the sale of some of our real estate. Due to these expected developments, we expect our liquidity position to improve and for Foothill to continue the facility.

    In the event our various borrowing facilities were to become unavailable, we were unable to timely deliver products pursuant to the terms of various agreements with third parties, or certain of our contracts were adversely impacted for failure to meet delivery requirements, we may be unable to meet our anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term and long-term basis.

REVENUE RECOGNITION

    Sales include revenue from system and software products, software license rights and service contracts.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

    We have adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as modified by SOP 98-9. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. The revenue allocated to software products is generally recognized upon delivery of the products. The revenue allocated to post-contract customer support is generally recognized over the support period.

    We recognize revenues from product sales that do not require significant production, modification, or customization when the following criteria are met: we have signed a non-cancelable agreement; we have delivered the product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable.

    Revenue from long-term contracts which require significant production, modification or customization is recognized in accordance with provisions of SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" using the ratio of costs incurred to management's estimate of total anticipated costs. If estimated total costs on any contract indicate a loss, we provide currently for the total anticipated loss on the contract. Billings on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings and are recorded as an asset or liability in the accompanying consolidated balance sheets.

CASH AND CASH EQUIVALENTS

    We consider all highly liquid financial instruments purchased with an original maturity to E&S of 90 days or less to be cash equivalents. Cash equivalents include debt securities and money-market funds of $0 and $3.8 million at December 31, 2001 and 2000, respectively.

RESTRICTED CASH

    We have restricted deposits pledged as collateral on overdraft protection, letters of credit and certain other obligations all of which mature or expire within one year.

INVENTORIES

    Inventory amounts include materials at standard costs. Inventory also includes inventoried costs on programs and long-term contracts which includes direct engineering and production costs and applicable overhead, not in excess of estimated realizable value, which have not yet been recognized as cost of sales. Spare parts and general stock materials are stated at cost not in excess of realizable value. We periodically review inventories for excess and obsolete amounts and provide a reserve that we consider sufficient to cover any excess and obsolete inventories.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

    We periodically review the value assigned to the separate components of goodwill, intangibles and other long-lived assets through comparison to anticipated, undiscounted cash flows from the underlying

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES assets to assess recoverability. The assets are considered to be impaired when the expected future undiscounted cash flows from these assets do not exceed the carrying balances of the related assets. The impairment loss of $9.7 million for the year ended December 31, 1999, as determined in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", relates to the write-down to fair value of goodwill, intangibles and other long-lived assets acquired in the acquisition of AccelGraphics, Inc. ("AGI") and Silicon Reality, Inc. ("SRI"). Fair value was determined utilizing discounted cash flow analyses and the replacement cost approach. The impairment loss consisted of the write-off of $4.9 million of goodwill, $4.4 million of intangible assets and $0.4 million of property, plant and equipment.

    In addition to continued losses at AGI, the impairment loss was the result of the following additional circumstances: (i) delays in production introductions for the AccelGALAXY, E&S Lightning 1200 and the multiple-controller graphics subsystems product line; (ii) the developer of the chip used on the AccelGMX acquired a board company and entered the graphics accelerator market in direct competition with the AccelGMX; and
(iii) introduction of lower-end products by competitors which can perform many of the functions of the higher-end 3D graphics cards. Furthermore, we determined that a manufacturer of a chip to be used in various new board products was unable to manufacture a designed chip with agreed upon specifications.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets at December 31, 2000 consisted primarily of goodwill and other intangible assets recorded in connection with the acquisitions of AccelGraphics, Inc. and Silicon Reality, Inc. on June 26, 1998. The goodwill and other intangible assets were being amortized using the straight-line method over a period of seven years for goodwill and six months to seven years for other intangible assets. As of December 31, 2000 accumulated amortization of goodwill and other intangible assets was $15.9 million.

SOFTWARE DEVELOPMENT COSTS

    Software development costs, if material, are capitalized from the date technological feasibility is achieved until the product is available for general release to customers. Such deferrable costs have not been material during the periods presented.

INVESTMENTS

    We classify our marketable debt and equity securities as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss) until realized. Dividend income is recognized when earned. Realized gains and losses from the sale of securities are included in results of operations and are determined on the specific-identification basis. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis for both marketable and non-marketable investment securities.

    Non-marketable investment securities are recorded at the lower of cost or fair value. Some of the factors that are considered in determining the fair value of these securities include analyses of each investee's financial condition and operations, the status of its technology and strategies in place to

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES achieve its objectives. Our 50% investment in a joint venture is stated at cost, adjusted for equity in undistributed earnings since acquisition.

WARRANTY RESERVE

    We provide a warranty reserve for estimated future costs of servicing products under warranty agreements extending for periods from 90 days to one year. Anticipated costs for product warranty are based upon estimates derived from experience factors and are recorded at the time of sale or over the contract period for long-term contracts.

STOCK-BASED COMPENSATION

    We have adopted the footnote disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation". SFAS 123 encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". We have elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS 123.

INCOME TAXES

    We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FOREIGN CURRENCY TRANSLATION

    Prior to their disposition in 2000 (See Note 2) the local foreign currency was the functional currency for our German subsidiaries. Our United Kingdom subsidiary uses the U.S. dollar as its functional currency. Assets and liabilities of German operations were translated to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Sales and expenses were translated at the average exchange rates prevailing during the period. Adjustments resulting from translation were reported as a separate component of stockholders' equity. Certain transactions of the German subsidiaries were denominated in currencies other than the functional currency, including transactions with the parent company. Transaction gains and losses were included in other income (expense) for the period in which the transaction occurred.

ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject E&S to concentrations of credit risk are primarily cash, cash equivalents, short-term investments and accounts receivable. Our short-term investment portfolio consists of investment-grade securities diversified among security types, industries and issuers. Our investments are managed by recognized financial institutions that follow our investment policy. Our policy limits the amount of credit exposure in any one issue, and we believes no significant concentration of credit risk exists with respect to these investments.

    In the normal course of business, E&S provides unsecured credit terms to its customers. Accordingly, we perform ongoing credit evaluations of our customers and maintain allowances for possible losses which, when realized, have generally been within the range of management's expectations.

    In accordance with accounting for long-term contracts, we record an asset for costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2001, $29.8 million of the costs and estimated earnings in excess of billings on uncompleted contracts pertain to four contracts with four different customers. The billing of these amounts is contingent upon the successful completion of contractual milestones related to the delivery and integration of Harmony image generators. We expect to achieve most of the remaining billing milestones during 2002. Our inability to achieve these contractual milestones may significantly impact the realization of such amounts and have a material adverse impact to the operating results and liquidity of E&S.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended by
SFAS 137 and SFAS 138, is effective for all fiscal years beginning after June 15, 2000. SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. We adopted SFAS 133 as of January 1, 2001. The impact of adopting SFAS 133 was not material to the financial statements.

    In July 2001, the FASB issued SFAS No. 141, "Accounting for Business Combinations" and No. 142, "Accounting for Goodwill and Other Intangible Assetds". SFAS 141 is effective for E&S beginning July 1, 2001. The Statement establishes accounting and reporting standards for business combinations and prohibits the use of the pooling-of-interests method of accounting for those transactions after June 30, 2001. SFAS 142 is effective for E&S beginning January 1, 2002. The Statement establishes accounting and reporting standards for goodwill and intangible assets. Beginning January 1, 2002, we do not have any goodwill, therefore the impact of adopting SFAS 142 is not expected to be material to the financial statements.

    In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of".
SFAS 143 is effective for E&S beginning July 1, 2002. The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The impact of adopting SFAS 143 is not expected to be material

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES to the financial statements. SFAS 144 establishes one accounting model for long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for E&S beginning after January 1, 2002. Management does not expect the adoption of this statement to have a material impact on its financial statements.

(2) ACQUISITIONS AND DISPOSITIONS

    In the third quarter of 2001, E&S sold the REALimage group to Real
Vision, Inc., a Japanese company. The sale was for a maximum value of $12 million, consisting of cash of $6.3 million plus future royalties, on a when and if earned basis, up to $6 million for REALimage technology, other assets, and the performance of certain development support during a seven-month transition period leading to closing the transaction in April 2002. Real Vision has indicated it will continue the development of the technology, and E&S is maintaining a technical staff to support Real Vision in Salt Lake City during the transition period. As part of the sale of the REALimage Group, E&S closed its offices in Seattle, Washington, and San Jose, California and recorded an impairment loss of $0.2 million related to the write-off of certain remaining goodwill balances. E&S is recognizing the proceeds received on the sale of the REALimage Group on a percent complete basis over the seven-month transition period ending in April, 2002. The gain on sale of business unit recognized through December 31, 2001 is calculated based on the ratio of costs incurred to management's estimate of anticipated costs to be incurred during the transition period and excludes $0.6 million of withholding taxes which have been recorded as income tax expense on the accompanying statement of operations.

    In the fourth quarter of 2001 we recognized $9.0 million on the sale of certain of our key 3D-graphics patents, which were being held for sale, to NVIDIA Corporation.

    In December 2000, we completed the divestiture of our German subsidiary via a management-led buyout and recorded a loss of $0.3 million. The former subsidiary, which was called Evans & Sutherland Computer GmbH, now operates under a new name. The divested company has no remaining connection with E&S. We will continue to operate in Germany and throughout Europe under our own name, providing marketing, sales, and support for our growing visual systems business and traditional customer base.

    On March 28, 2000, we sold certain assets of its Applications Group relating to digital video products to RT-SET Real Time Synthesized Entertainment Technology Ltd. and its subsidiary, RT-SET America Inc., for $1.4 million in cash, common stock of RT-SET Real Time Synthesized Entertainment
Technology Ltd. valued at approximately $1.0 million, and the assumption of certain liabilities. On June 15, 2000, we received additional common stock of RT-SET Real Time Synthesized Entertainment Technology Ltd. valued at
$1.5 million as consideration for the successful development of a product included in the purchased assets. We recognized a gain of $1.9 million on the sale of these assets.

    On June 3, 1999, we sold certain of our manufacturing capital assets and inventory of $6.0 million to Sanmina-SCI as part of our efforts to outsource the production of certain electronic products and assemblies. In addition, we entered into an electronic manufacturing services agreement with Sanmina-SCI. The electronic manufacturing services agreement commits E&S to purchase a minimum of $22.0 million of electronic products and assemblies from Sanmina-SCI each year until June 3, 2002. If we fail to meet these minimum purchase levels, subject to adjustment, we may be required to pay 25% of the difference between the $22.0 million and the amount purchased.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

(3) INVENTORIES

    Inventories consist of the following (in thousands):

                                                                DECEMBER 31,
                                                          ------------------------
                                                            2001           2000
                                                          ---------      ---------
Raw materials                                             $  22,437      $  26,701
Work-in-process                                              10,047          9,219
Finished goods                                                5,742          2,463
                                                          ---------      ---------
                                                          $  38,226      $  38,383
                                                          =========      =========

(4) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Comparative information with respect to uncompleted contracts is summarized as follows (in thousands):

                                                                DECEMBER 31,
                                                          ------------------------
                                                            2001           2000
                                                          ---------      ---------
Accumulated costs and estimated earnings on
  uncompleted contracts                                   $ 294,774      $ 252,012
Less total billings on uncompleted contracts               (272,066)      (211,258)
                                                          ---------      ---------
                                                          $  22,708      $  40,754
                                                          =========      =========
Costs and estimated earnings in excess of billings
  on uncompleted contracts                                $  47,761      $  68,464
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                  (25,053)       (27,710)
                                                          ---------      ---------
                                                          $  22,708      $  40,754
                                                          =========      =========

(5) PROPERTY, PLANT AND EQUIPMENT

    The cost and estimated useful lives of property, plant and equipment are summarized as follows (dollars in thousands):

                                                                   DECEMBER 31,
                                            ESTIMATED        ------------------------
                                           USEFUL LIVES        2001           2000
                                           ------------      ---------      ---------
Buildings and improvements                  40 years         $  42,044      $  41,343
Manufacturing machinery and equipment      3 to 8 years         75,865         80,212
Office furniture and equipment               8 years             5,546          6,308
Construction-in-process                        --                2,329          2,779
                                                             ---------      ---------
                                                               125,784        130,642
Less accumulated depreciation and
  amortization                                                 (83,817)       (81,977)
                                                             ---------      ---------
                                                             $  41,967      $  48,665
                                                             =========      =========

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

    All buildings and improvements owned by E&S are constructed on land leased from an unrelated third party. Such leases extend for a term of 40 years from 1986, with options to extend two of the leases for an additional 40 years and the remaining five leases for an additional ten years. At the end of the lease term, including any extension, the buildings and improvements revert to the lessor. We have undertaken actions to sell certain buildings that are not, or will not be used in operations by us. Accordingly, subsequent to December 31, 2001, we have designated these as assets to be disposed of.

(6) LEASES

    We lease certain of our buildings and related improvements to third parties under non-cancelable operating leases. Cost and accumulated depreciation of the leased buildings and improvements at December 31, 2001 were $8.9 million and $3.7 million, respectively. Rental income for all operating leases for 2001, 2000 and 1999 was $2.2 million, $1.8 million and $1.6 million, respectively.

    We occupy real property and use certain equipment under lease arrangements that are accounted for as operating leases. Rental expenses for all operating leases for 2001, 2000 and 1999 were $4.0 million, $2.0 million and $2.1 million, respectively.

    At December 31, 2001, the future minimum rental income and lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

                                                       RENTAL           RENTAL
                                                       INCOME         COMMITMENT
                                                     -----------      -----------
Year ending December 31,
  2002                                               $     1,393      $     3,527
  2003                                                     1,265            2,912
  2004                                                       180              971
  2005                                                        --              667
  2006                                                        --              665
  Thereafter                                                  --            9,460
                                                     -----------      -----------
                                                     $     2,838      $    18,202
                                                     ===========      ===========

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

(7) INVESTMENTS

    We had the following investments in marketable equity securities, adjusted for unrealized holding gains and losses and other-than-temporary declines in fair value, nonmarketable equity securities, adjusted for other-than-temporary declines in fair value and a joint venture (in thousands):

                                                                DECEMBER 31,
                                                          ------------------------
                                                            2001           2000
                                                          ---------      ---------
Marketable securities:
  Cypress Semiconductor, Inc. (Cypress)                   $      --      $   3,276
  vi[z]rt (formerly RT-SET Real Time Synthesized
    Entertainment Technology Ltd.)                               57            358
  Iwerks Entertainment, Inc. (Iwerks)                            37              9
  C3-D Digital Inc. (C3-D)                                       14             16
                                                          ---------      ---------
                                                                108          3,659
                                                          ---------      ---------
Nonmarketable securities:
  Quantum Vision, Inc. (Quantum)                                500            500
  Total Graphics Solutions N.V. (TGS)                           500            500
  Other                                                          16             16
                                                          ---------      ---------
                                                              1,016          1,016
                                                          ---------      ---------
Investment in joint venture:
  Quest Flight Training Ltd.                                    828            754
                                                          ---------      ---------
Total investment securities                               $   1,952      $   5,429
                                                          =========      =========

    Quantum is a start-up company that owns patented technology to improve cathode raytube (CRT) performance used in large projection systems. TGS develops and markets portable graphics software tools, which provide hardware independence for application developers. Each investment in non-marketable investment securities was made either to enhance a current technology of E&S or to complement our strategic direction.

    We own, including total shares purchased or available to purchase under warrants, less than 15% of the outstanding common stock and common stock equivalents of Quantum and TGS. We have one of six seats on TGS's board of directors. There are no inter-company transactions, technological dependencies, related guarantees, obligations, contingencies, interchange of personnel, nor ability to exercise significant influence on any of the companies in which we have investments. Accordingly, we account for Quantum and TGS utilizing the cost method.

    We have a 50% interest in Quest Flight Training Ltd. (Quest), a joint venture providing aircrew training services for the United Kingdom Ministry of Defence under a 30 year contract. The investment is accounted for under the equity method. Equity in earnings of Quest of $74,000 in 2001 and $43,000 in 2000 is recorded in other income (expense). The financial position and operating results of Quest are immaterial to our financial results. We guarantee a portion of the joint venture's third-party borrowings. At December 31, 2001, Quest had outstanding debt of $7.4 million. Management believes, based on current facts and circumstances and the joint venture's financial position and operating results, that the likelihood of a payment pursuant to such guarantee is remote. However, if we were required to make such a payment it would have a material adverse impact on our operating results and liquidity.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

    During 2000, we recognized a $6.7 million gain on the sale of our investment in SLM to Cypress in which we received shares of Cypress stock which was offset by a $0.2 million loss on the subsequent sale of certain Cypress shares. During 2001, we sold our remaining interest in Cypress for cash proceeds of $3.8 million. During 2001, 2000 and 1999 we wrote down our investments in marketable securities by $0.3 million, $7.8 million and $0.4 million respectively due to other-than-temporary declines in market value. These amounts are recorded in other income (expense), net in our consolidated statements of operations.

(8) ACCRUED EXPENSES

    Accrued expenses consist of the following (in thousands):

                                                                DECEMBER 31,
                                                          ------------------------
                                                            2001           2000
                                                          ---------      ---------
Compensation and benefits                                 $   8,880      $  11,277
Liquidated damages and late delivery penalties                1,500          3,091
Other                                                         6,892         12,159
                                                          ---------      ---------
                                                          $  17,272      $  26,527
                                                          =========      =========

    On October 16, 1997, E&S and CAE Electronics Ltd. ("CAE") entered into a Sub-Contract (the "Sub-Contract") for E&S to design, develop and deliver the visual system components and visual databases required for certain dynamic mission simulators and tactical control centers, to be integrated with our Harmony image generation equipment (the "Harmony VSC"). As of December 31, 1999, the Harmony VSC had not been integrated with the dynamic mission simulators or tactical control centers. Pursuant to the terms of the Sub-Contract, the integration was to be completed during 1999. Consequently, as of December 31, 1999, in accordance with the liquidated damages provision of the Sub-Contract, we incurred liquidated damages on this Sub-Contract totaling $6.0 million. E&S and CAE agreed to an interim solution, which provides for the installation of our ESIG 4530 image generators to integrate with the dynamic mission simulators and tactical control centers until our Harmony VSC are able to support the dynamic mission simulators and tactical control centers. As of December 31, 2000, integration of a Harmony VSC with a dynamic mission simulator has been tested. A Harmony VSC is currently being installed and integrated with a dynamic mission simulator at the training site. Upon successful completion of the integration, the ESIG 4530 image generators currently installed at the training site will be replaced with Harmony VSCs. We have agreed to pay CAE
(i) $0.5 million for reimbursement of certain expenses and costs incurred by CAE relating to the integration and retrofit of the ESIG 4530 to the dynamic mission simulators and tactical control centers and (ii) $5.5 million as liquidated damages resulting from certain delays of the Harmony VSC. As of December 31, 2000, we have paid $6.0 million to CAE. As of December 31, 2001 we have agreed to pay $1.5 million of additional costs incurred by CAE for retrofit of the simulators with the Harmony Visual System (VSC). If further delays in the integration of the Harmony VSC occur, we may be obligated to pay CAE additional penalties.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

(9) EMPLOYEE BENEFIT PLANS

    Pension Plan (the "Plan")--We have a defined benefit pension plan covering substantially all employees who have attained age 21 with service in excess of one year. Benefits at normal retirement age (65) are based upon the employee's years of service and the employee's highest compensation for any consecutive five of the last ten years of employment. Our funding policy is to contribute amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations.

    Supplemental Executive Retirement Plan ("SERP")--We have a non-qualified SERP. The SERP, which is unfunded, provides eligible executives defined pension benefits, outside our pension plan, based on average earnings, years of service and age at retirement.

    The following provides a reconciliation of benefit obligations, plan assets, and funded assets of the Plan and SERP (in thousands):

                                                        PENSION PLAN                      SERP
                                                  ------------------------      ------------------------
                                                    2001           2000           2001           2000
                                                  ---------      ---------      ---------      ---------
Change in benefit obligation:
  Beginning of year                               $  43,956      $  36,904      $   6,269      $   5,749
  Service cost                                        2,891          2,460            746            815
  Interest cost                                       3,127          2,759            447            410
  Actuarial (gain) loss                                 200          3,722           (518)          (521)
  Benefits paid                                      (1,075)        (1,889)          (200)          (184)
  Curtailment                                            --             --             --             --
                                                  ---------      ---------      ---------      ---------
  End of year                                     $  49,099      $  43,956      $   6,744      $   6,269
                                                  =========      =========      =========      =========
Change in plan assets:
  Fair value at beginning of year                 $  44,566      $  43,721
  Actual return on plan assets                         (333)         2,086
  Employer contributions                                 --            648
  Benefits paid                                      (1,075)        (1,889)
                                                  ---------      ---------
  Fair value at end of year                       $  43,158      $  44,566
                                                  =========      =========
Reconciliation of funded status:
  Funded status                                   $  (5,940)     $     610      $  (5,706)     $  (6,269)
  Unrecognized actuarial (gain) loss                 (4,300)        (9,018)        (1,241)            68
  Unrecognized prior service cost                       688            730             --            495
  Unrecognized transition obligation                     --             79             --             --
Contribution                                             --             --            199             --
                                                  ---------      ---------      ---------      ---------
Accrued benefit liability                         $  (9,552)     $  (7,599)     $  (6,748)     $  (5,706)
                                                  =========      =========      =========      =========
Assumptions (weighted average):
  Discount rate                                        7.25%           7.8%          7.25%           7.3%
  Expected return on plan assets                        9.0%           9.0%           N/A            N/A
  Compensation increase                                 4.5%           4.5%           4.5%           4.5%

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

    Net periodic pension and other postretirement benefit costs include the following components (in thousands):

                                                 PENSION PLAN                         SERP
                                        ------------------------------   ------------------------------
                                          2001       2000       1999       2001       2000       1999
                                        --------   --------   --------   --------   --------   --------
Components of net periodic benefit
  cost:
  Service cost                          $  2,891   $  2,460   $  3,252   $    746   $    815   $    739
  Interest cost                            3,127      2,759      2,892        447        410        418
  Expected return on assets               (3,921)    (3,907)    (3,575)        --         --         --
  Amortization of actuarial (gain)
    loss                                    (264)      (692)        --         --          1         53
  Amortization of prior year service
    cost                                      41         41         37         48         48         73
  Amortization of transition                  79         79         79         --         --         --
                                        --------   --------   --------   --------   --------   --------
  Net periodic benefit cost             $  1,953   $    740   $  2,685   $  1,241   $  1,274   $  1,283
                                        ========   ========   ========   ========   ========   ========

    Deferred Savings Plan--We have a deferred savings plan that qualifies under
Section 401(k) of the Internal Revenue Code. The plan covers all employees of E&S who have at least one year of service and who are age 18 or older. We make matching contributions of 50 percent of each employee's contribution not to exceed six percent of the employee's compensation. Our contributions to this plan for 2001, 2000 and 1999 were $1.1 million, $1.0 million and $1.1 million, respectively.

    Life Insurance--We purchase company-owned life insurance policies insuring the lives of certain employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as supplemental retirement benefits. At December 31, 2001 and 2000, the investment in the policies was $2.7 million and $3.2 million, respectively, and net life insurance expense was $0.1 million, $0.1 million and $0.2 million for 2001, 2000, 1999, respectively.

(10) LONG-TERM DEBT

    Included in long-term debt is approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the "6% Debentures"). The 6% Debentures are unsecured and are convertible at each bondholder's option into shares of our common stock at a conversion price of $42.10 or 428,000 shares of our common stock subject to adjustment. The 6% Debentures are redeemable at our option, in whole or in part, at par.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

    The following is a summary of lines of credit (dollars in thousands):

                                                                    2001           2000
                                                                  ---------      ---------
Balance at end of year                                            $  20,676      $   7,345
Weighted average interest rate at end of year                           9.1%          12.5%
Maximum balance outstanding during the year                       $  25,530      $   7,345
Average balance outstanding during the year                       $  13,617      $   1,612
Weighted average interest rate during the year                         10.8%           9.6%

    The average balance outstanding and weighted average interest rate are computed based on the outstanding balances and interest rates at month-end during each year.

    In December 2000, we entered into a secured credit facility (the "Foothill Facility") with Foothill Capital Corporation ("Foothill"). The Foothill Facility provides for borrowings and the issuance of letters of credit up to $30.0 million. On February 22, 2002, E&S and Foothill amended the Foothill Facility whereby Foothill waived all events of financial covenant default through December 31, 2001 and revised E&S's 2002 financial covenants. The Foothill Facility expires in December 2002. Borrowings under the Foothill Facility bear interest at the Wells Fargo Bank National Association prevailing prime rate plus 1.5% to 3.0%, depending on the amount outstanding. In addition, the Foothill Facility has an unused line fee equal to 0.375% per annum times the difference between $30.0 million and the sum of the average undrawn portion of the letters of credit and the average daily balance of all outstanding borrowings, payable each quarter. The Foothill Facility provides Foothill with a first priority perfected security interest in substantially all of our assets, including, but not limited to, all of our intellectual property. Pursuant to the terms of the Foothill Facility, all cash receipts of E&S must be deposited into a Foothill controlled account.

    The Foothill Facility, among other things, (i) requires E&S to maintain certain financial ratios and covenants, including a minimum tangible net worth that adjusts each quarter, a minimum unbilled receivables to billed receivables ratio, and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year; (ii) restricts our ability to incur debt or liens; sell, assign, pledge or lease assets; merge with another company; and (iii) restricts the payment of dividends and repurchase of any of our outstanding shares without the prior consent of the lender. Due to Foothill's waiver on February 22, 2002 of E&S's noncompliance with financial covenants through December 31, 2001 and the modification of the financial covenants, we are currently in compliance with its financial covenants and ratios, although a continuation of recent negative trends could impact future compliance with such covenants. Should the need arise, we will negotiate with Foothill to modify and expand various financial ratios and covenants, however no assurance can be given that such negotiations will result in modifications that will allow us to continue to be in compliance or otherwise be acceptable to E&S. E&S will need to replace the Foothill Facility on or before December 14, 2002. In the event E&S is not able to obtain an acceptable credit facility to replace the Foothill Facility on or before December 14, 2002, E&S may be unable to meet its anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term and long-term basis. As of December 31, 2001, we have $15.7 million in outstanding borrowings and $6.0 million in outstanding letters of credit under the Foothill Facility.

    Evans & Sutherland Computer Limited, a wholly-owned subsidiary of Evans & Sutherland Computer Corporation, has a $3.0 million overdraft facility (the "Overdraft Facility") with Lloyds TSB Bank plc ("Lloyds"). Borrowings under the Overdraft Facility bear interest at Lloyds' short-term offered rate plus 1.75% per annum. As of December 31, 2001, there were $4.9 million in outstanding

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES borrowings. The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds' discretion and expires on November 30, 2002. Evans & Sutherland Computer Limited executed a letter of negative pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business. Covenants contained in the Overdraft Facility restrict dividend payments from Evans & Sutherland Computer Limited and require maintenance of certain financial covenants. In addition, at December 31, 2001, we have $0.9 million of cash on deposit with Lloyds in a restricted cash collateral account to support certain obligations that the bank guarantees.

(11) INCOME TAXES

    Income tax benefit of $3.2 million for 2001 is primarily attributable to adjustments to prior years tax provisions as a result of the resolution of certain worldwide tax contingencies. Included in this amount is $0.6 million for withholding taxes paid in Japan for taxes associated with the REALimage transaction. Components of income tax expense (benefit) attributable to earnings before income taxes for 2000 and 1999 are as follows (in thousands):

                                                                           SHARE AND
                                                                          STOCK OPTION
                                          CURRENT         DEFERRED          BENEFIT            TOTAL
                                        -----------      -----------      ------------      -----------
Year ended December 31, 2000:
  Federal                               $    (1,598)     $    17,750      $        --       $    16,152
  State                                        (230)           2,591               --             2,361
  Foreign                                       510               --               --               510
                                        -----------      -----------      -----------       -----------
                                        $    (1,318)     $    20,341      $        --       $    19,023
                                        ===========      ===========      ===========       ===========

Year ended December 31, 1999:
  Federal                               $    (6,734)     $    (6,816)     $        85       $   (13,465)
  State                                        (150)          (2,056)              14            (2,192)
  Foreign                                       244               --               --               244
                                        -----------      -----------      -----------       -----------
                                        $    (6,640)     $    (8,872)     $        99       $   (15,413)
                                        ===========      ===========      ===========       ===========

    The actual tax expense differs from the expected tax expense (benefit) as computed by applying the U.S. federal statutory tax rate of 35 percent as a result of the following (in thousands):

                                                                2001           2000           1999
                                                              ---------      ---------      ---------
Tax benefit at U.S. federal statutory rate                    $ (10,720)     $ (17,692)     $ (13,603)
Losses (gains) of foreign subsidiaries                             (320)            --             --
Adjustment to prior year tax provisions                          (3,172)            --             --
Earnings of foreign sales corporation                                --             --           (232)
State taxes (net of federal income tax benefit)                      --          1,521         (1,425)
Research and development and foreign tax credits                   (681)          (437)          (925)
Change in federal valuation allowance                            12,599         35,607             --
Other, net                                                         (878)            24            772
                                                              ---------      ---------      ---------
                                                              $  (3,172)     $  19,023      $ (15,413)
                                                              =========      =========      =========

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2001 and 2000, are presented below (in thousands):

                                                            2001           2000
                                                          ---------      ---------
Deferred tax assets:
  Warranty, vacation, and other accruals                  $   5,475      $   4,481
  Inventory reserves and other inventory-related
    temporary basis differences                               3,348          4,407
  Pension accrual                                             6,387          5,204
  Long-term contract related temporary differences              882            612
  Net operating loss carryforwards                           30,538         19,803
  Unrealized loss on marketable equity securities                --             --
  Write-down of investment securities                         2,191          2,350
  Liquidated damages and late delivery penalties              1,034            134
  Credit carryforwards                                        5,190          4,987
  Other                                                         343            332
                                                          ---------      ---------
      Total gross deferred tax assets                        55,388         42,310
      Less valuation allowance                               54,094         40,866
                                                          ---------      ---------
      Total deferred tax assets                               1,294          1,444
                                                          ---------      ---------
Deferred tax liabilities:
  Intangible assets                                              --           (111)
  Plant and equipment, principally due to
    differences in depreciation                              (1,181)        (1,108)
  Other                                                        (113)          (225)
                                                          ---------      ---------
      Total gross deferred tax liabilities                   (1,294)        (1,444)
                                                          ---------      ---------
      Net deferred tax asset                              $      --      $      --
                                                          =========      =========

    Worldwide income before income taxes for the years ended December 31, 2001, 2000 and 1999, consisted of the following (in thousands):

                                                2001           2000           1999
                                              ---------      ---------      ---------
United States                                 $ (31,570)     $ (51,395)     $ (40,113)
Foreign                                             941            848          1,246
                                              ---------      ---------      ---------
                                              $ (30,629)     $ (50,547)     $ (38,867)
                                              =========      =========      =========

    We have total federal net operating loss carryovers of $81.0 million, of which $24.3 million expire in 2021, $45.4 million expire in 2020, and the remainder expires between 2006 and 2019. We have various tax credit carryovers of $5.2 million that expire between 2003 and 2021. We also have state net operating loss carryovers that expire depending on the rules of the various states to which the loss is allocated.

    During the years ended December 31, 2001 and 2000, we increased the valuation allowance on deferred tax assets by approximately $13.2 million and $40.7 million, respectively. These amounts relate to an increase in the general valuation allowance established under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires that a valuation allowance be established when it is more likely than not that the net deferred tax assets will not be realized.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

    On March 9, 2002, President Bush signed into law the Jobs Creation and Worker Assistance Act of 1992. Among other provisions, the Act provides for a 5-year carryback of losses generated in 2001 without the normal alternative minimum tax limitation. We expect to be able to generate some additional federal tax refunds due to this new law.

(12) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and cash equivalents, receivables, line of credit agreements, accounts payable, and accrued expenses approximates fair value because of their short maturity. The fair value of our 6% Debentures ($6.8 and $7.9 million as of December 31, 2001 and 2000, respectively) is based on quoted market prices.

(13) COMMITMENTS AND CONTINGENCIES

    On November 27, 2000, we entered into a three year agreement with a third party to provide E&S with certain copy service, mail service, software and equipment through November 30, 2003. Minimum commitments under this agreement totaled $640,000 at December 31, 2001.

    On September 26, 2000, we entered into a purchase agreement with a third party that commits E&S to purchase a minimum $4.5 million of licensed products and support for design development software. The agreement is effective for a period of three years with an option to renew the agreement for an additional two-year term.

    On June 3, 1999, we entered into an electronic manufacturing services agreement with Sanmina Corporation (now Sanmina-SCI). The agreement commits us to purchase a minimum of $22 million of electronic products and assemblies from Sanmina-SCI each year until June 3, 2002. If we fail to meet these minimum purchase levels, subject to adjustment, we may be required to pay 25 percent of the difference between the $22 million and the amount purchased. We have fully satisfied the requirements of this contract, which ends in June 2002. Various alternatives, which include a renewed contract with Sanmina-SCI, are being evaluated.

    Certain of our contracts to deliver Harmony image generators contain liquidated damage provisions for delays in delivery. We incurred $2.9 million, $0.9 million and $8.2 million for such damages in 2001, 2000 and 1999, respectively. If further delays in the delivery of the Harmony image generator occur, we may incur additional liquidated damages.

(14) LEGAL PROCEEDINGS

    LOCKHEED MARTIN CORPORATION V. EVANS & SUTHERLAND COMPUTER CORPORATION (UNITED STATES (MIDDLE) DISTRICT COURT (FLORIDA), CASE NO. 6:00-CV-755-ORL-19C, FILED ON MAY 23, 2000). On May 23, 2000, Lockheed Martin Corporation served E&S with a civil complaint filed in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida. Lockheed alleged in the complaint that we breached a contract to provide certain visual systems for the Combined Arms Tactical Trainer program for the United Kingdom Ministry of Defence. The contract has an original value of $33.9 million. In the complaint, Lockheed seeks compensatory damages of $8.5 million plus interest as well as consequential damages and attorneys' fees. The $8.5 million being sought from E&S by Lockheed was paid to us from May 1999 to March 2000 and was recognized as revenue by us during 1999. On June 12, 2000, we filed its answer and counterclaim. In the counterclaim, we allege as grounds for recovery against Lockheed (1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) unjust enrichment, (4) unfair competition,
(5) misappropriation of trade secrets, (6) intentional interference with advantageous business relationship, (7) replevin, and (8) promissory

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES estoppel. In its counterclaim, we seek compensatory damages of not less than $10.0 million and not more than $25.4 million.

    On June 14, 2000, the case was removed to the Orlando Division of the United States District Court for the District of Florida where it currently remains. On July 7, 2000, Lockheed answered our counterclaim but also filed a motion for dismissal of our counterclaims for unjust enrichment, unfair competition, promissory estoppel, and incidental damages. On July 24, 2000, we filed our opposition to Lockheed's motion to dismiss these certain counterclaims of E&S. On October 20, 2000 the court denied Lockheed's motion to dismiss in its entirety, without prejudice. On January 16, 2001, we filed a motion for partial summary judgment, asking the court to dismiss all of Lockheed's breach of contract claims. The court denied that motion on August 30, 2001, citing the existence of material disputed facts. On September 6, 2001 the court granted Lockheed's leave to amend its complaint, which was filed on September 17, 2001. We filed a motion to dismiss these new claims on October 4, 2001, and Lockheed has opposed it. The court currently has that motion under advisement.

    Discovery in the matter is scheduled to conclude on September 30, 2002. A trial date is currently set for March, 2003. We dispute Lockheed's allegations in the complaint, is vigorously defending the action, and is vigorously prosecuting its counterclaims. Although management believes E&S will ultimately prevail in the litigation, an unfavorable outcome of these matters would have a material adverse impact on our financial condition and operations.

    In the normal course of business, E&S has various other legal claims and other contingent matters, including items raised by government contracting officers and auditors. Although the final outcome of such matters cannot be predicted, we believe the ultimate disposition of these matters would have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

(15) STOCK OPTION AND STOCK PURCHASE PLANS

    Stock Option Plans--We have stock incentive plans that provide for the grant of options to officers and employees to acquire shares of our common stock at a purchase price generally equal to the fair market value on the date of grant. Options generally vest ratably over three years and expire ten years from date of grant. We grant options to our directors under our Director Plan. Option grants are

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES limited to 10,000 shares per director in each fiscal year. Options generally vest ratably over four years and expire ten years from the date of grant. A summary of activity follows (shares in thousands):

                                      2001                            2000                            1999
                           --------------------------      --------------------------      --------------------------
                                           WEIGHTED-                       WEIGHTED-                       WEIGHTED-
                                            AVERAGE                         AVERAGE                         AVERAGE
                             NUMBER         EXERCISE         NUMBER         EXERCISE         NUMBER         EXERCISE
                           OF SHARES         PRICE         OF SHARES         PRICE         OF SHARES         PRICE
                           ----------      ----------      ----------      ----------      ----------      ----------
Outstanding at
  beginning of year             2,657      $    12.63           2,087      $    14.05           2,084      $    13.80
Granted                           267            7.35             865            9.18             472           14.25
Exercised                          (3)           5.17              (9)           1.03             (84)           7.72
Canceled                         (411)          11.76            (286)          13.30            (385)          14.32
                           ----------                      ----------                      ----------
Outstanding at end of
  year                          2,510           12.22           2,657           12.63           2,087           14.05
                           ==========                      ==========                      ==========
Exercisable at end of
  year                          1,803           1,480           14.12           1,219           14.16
                           ==========                      ==========                      ==========
Weighted-average fair
  value of options
  granted during the
  year                                           1.92                            5.91                            5.32

    Shareholders authorized an additional 850,000 and 400,000 shares to be granted under the plans during 2001 and 2000, respectively. As of December 31, 2001, options to purchase 1,303,000 shares of common stock were authorized and reserved for future grant.

    The following table summarizes information about fixed stock options outstanding as of December 31, 2001 (options in thousands):

                                        OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                           ---------------------------------------------      ----------------------------
                                             WEIGHTED-
                             NUMBER           AVERAGE         WEIGHTED-         NUMBER          WEIGHTED-
                           OUTSTANDING       REMAINING         AVERAGE        EXERCISABLE        AVERAGE
  RANGE OF EXERCISE           AS OF         CONTRACTUAL       EXERCISE           AS OF          EXERCISE
       PRICES               12/31/01           LIFE             PRICE          12/31/01           PRICE
  -----------------        -----------      -----------      -----------      -----------      -----------
   $ 1.21 - $ 8.04                 478              8.8      $      6.75               86      $      6.06
    8.26 -  12.22                  546              6.7            11.34              323            11.67
   12.23 -  13.25                  212              6.0            12.81              185            12.84
   13.31 -  13.56                  853              6.7            13.56              852            13.56
   13.56 -  22.50                  419              5.9            16.51              355            16.82
   24.38 -  32.88                    2              6.0            28.20                2            28.19
    1.21 -  32.88                2,510              6.9            12.22            1,803            13.45

    We account for these plans under APB 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, our net

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES loss and loss per common share would have been changed to the following pro forma amounts (in thousands, except per share data):

                                                            2001             2000             1999
                                                         -----------      -----------      -----------
Net loss                                  Pro forma      $   (28,352)     $   (71,923)     $   (26,995)
Basic and diluted loss per common
  share                                   Pro forma            (2.79)           (7.67)           (2.84)

    The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $1.92, $5.91 and $5.32, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 2001, 2000 and 1999:

                                                2001           2000           1999
                                              ---------      ---------      ---------
Expected life (in years)                            2.6            4.5            2.6
Risk-free interest rate                             3.0%           6.1%           6.3%
Expected volatility                                  37%            79%            52%
Dividend yield                                       --             --             --

    Stock Purchase Plan--We have an employee stock purchase plan whereby qualified employees are allowed to have up to 10% of their annual earnings withheld to purchase our common stock at 85% of the market value of the stock at the time of the sale. A total of 500,000 shares are authorized under the plan. Shares totaling 63,000, 84,000 and 58,000 were purchased under this plan in fiscal 2001, 2000 and 1999, and as of December 31, 2001, 50,000 shares were available for future issuance under this plan.

(16) PREFERRED STOCK

PREFERRED STOCK--CLASS A

    We have 5,000,000 authorized shares of Class A Preferred Stock. Prior to 1998, we had reserved 300,000 shares of Class A Preferred Stock as Series A Junior Preferred Stock under a shareholder rights plan which expired in November 1998. In November 1998, the Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of common stock, par value $0.20 per share of E&S for shareholders of record on November 19, 1998, and for all future issuances of common stock. The Rights are not currently exercisable or transferable apart from the common stock and have voting rights or rights to receive dividends. Each Right entitles the registered holder to purchase from E&S one thousandth of a share of Preferred Stock at a price per share of $60.00, subject to adjustment. The Rights will be exercisable ten business days following a public announcement of a person or group of affiliated persons acquiring beneficial ownership of 15% or more of our outstanding common shares or following the announcement of a tender offer or exchange offer upon the consummation of which would result in the beneficial ownership by a person or group of affiliated persons of 15% or more of the outstanding Company's stock. The Rights may be redeemed by E&S at a price of $0.01 per Right before November 30, 2008.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

    In the event that we are acquired in a merger or other business combination transaction, provision shall be made so that each holder of a Right, excluding the Rights beneficially owned by the acquiring persons, will have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common shares of the surviving company which at the time of such transaction will have a market value of two times the exercise price of the Right. In the event that a person or group of affiliated persons acquires beneficial ownership of 15% or more of our outstanding common shares, provision shall be made so that each holder of a Right, excluding the Rights beneficially owned by the acquiring persons, shall have the right to receive, upon exercise thereof, a share of common stock at a purchase price equal to 50% of the then current exercise price.

    On June 7, 2000, E&S and American Stock Transfer & Trust Company amended the Rights to allow the State of Wisconsin Investment Board to acquire beneficial ownership up to 19.9% of our outstanding common shares without triggering the exercisability of the Rights.

PREFERRED STOCK--CLASS B

    We have 5,000,000 authorized shares of Class B Preferred Stock. On July 22, 1998, Intel Corporation ("Intel") purchased 901,408 shares of our preferred stock plus a warrant to purchase an additional 378,462 shares of the preferred stock at an exercise price of $33.28125 per share for approximately
$24.0 million. In March 2001, Intel converted the 901,408 shares of our preferred stock into 901,408 shares of our common stock. In March 2001, Intel and E&S amended the preferred stock and warrant purchase agreement to terminate certain contractual rights of Intel, including registration rights, board and committee observation rights, right of first refusal, right of participation, right of maintenance, standstill agreement, and right to require E&S to repurchase the preferred stock in the event of any transaction qualifying as a specific corporate event.

(17) NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options, warrants, and the 6% Debentures are considered to be common stock equivalents.

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

    In calculating net loss per common share, the net loss was the same for both the basic and diluted calculation. The diluted weighted average number of common shares outstanding during 2001, 2000 and 1999 excludes common stock issuable pursuant to outstanding stock options, the 6% Debentures and the Class B-1 Preferred Stock because to do so would have had an anti-dilutive effect on loss per common share. The total number of common shares excluded from diluted loss per share related to the above was approximately 2.2 million, 2.8 million and
2.5 million in 2001, 2000 and 1999, respectively.

(18) SEGMENT AND RELATED INFORMATION

    Our business units have been aggregated into three reportable segments:
Simulation, REALimage Solutions and Applications. These reportable segments offer different products and services and are

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES managed and evaluated separately because each segment uses different technologies and requires different marketing strategies. The Simulation segment provides a broad line of visual systems for flight and ground simulators for training purposes to government, aerospace and commercial airline customers. The REALimage Solutions segment provides graphics acceleration technology to the professional digital content creation market. The Applications segment provides digital video applications for entertainment, educational and multimedia industries. As discussed in Note 2, we sold the REALimage Solutions segment in the third quarter of 2001.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). We evaluate segment performance based on income (loss) from operations before income taxes, interest income and expense, other income and expense and foreign exchange gains and losses. Our assets are not identifiable by segment.

                                                         REALIMAGE
                                       SIMULATION        SOLUTIONS        APPLICATIONS         TOTAL
                                      ------------      ------------      ------------      ------------
YEAR ENDED DECEMBER 31, 2001:
  Sales                               $    135,309      $      1,714      $      8,240      $    145,263
  Operating income (loss)                  (31,359)            4,132              (824)          (28,051)

YEAR ENDED DECEMBER 31, 2000:
  Sales                               $    149,909      $      5,736      $     11,335      $    166,980
  Operating loss                           (43,106)           (3,132)             (305)          (46,543)

YEAR ENDED DECEMBER 31, 1999:
  Sales                               $    170,578      $     21,961      $      8,346      $    200,885
  Operating loss                            (8,686)          (26,685)           (4,595)          (39,966)

    The 2001 operating income amount for the REALimage Solutions segment includes a $9.0 million gain on the sale of assets held for sale, a $0.8 million gain on sale of business unit and an impairment loss of $0.2 million. The restructuring charge of $2.8 million in 2001 affected all segments. The operating loss amount for 2000 for the REALimage Solutions segment included a credit of $0.8 million related to the reversal of restructuring charge accruals established in prior years.

    The operating loss in 1999 for the Simulation segment includes a write-off of inventories of $12.1 million. The operating loss in 1999 for the REALimage Solutions segment includes an impairment loss of $9.7 million, a restructuring charge of $1.5 million and a write-off of inventories of $1.1 million.

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

(19) GEOGRAPHIC INFORMATION

    The following table presents sales by geographic location based on the location of the use of the product or services. Sales within individual countries greater than 10% of consolidated sales are shown separately (in thousands):

                                                2001           2000           1999
                                              ---------      ---------      ---------
United States                                 $  95,734      $ 106,045      $ 114,190
United Kingdom                                   26,960         26,584         50,100
Europe (excluding United Kingdom)                10,479         21,723         27,777
Pacific Rim                                       9,069          8,162          8,324
Other                                             3,021          4,466            494
                                              ---------      ---------      ---------
                                              $ 145,263      $ 166,980      $ 200,885
                                              =========      =========      =========

    The following table presents property, plant and equipment by geographic location based on the location of the assets (in thousands):

                                                            2001           2000
                                                          ---------      ---------
United States                                             $  40,488      $  47,777
Europe                                                        1,479            888
                                                          ---------      ---------
  Total property, plant and equipment, net                $  41,967      $  48,665
                                                          =========      =========

(20) SIGNIFICANT CUSTOMERS

    Sales to the U.S. government, either directly or indirectly through sales to prime contractors or subcontractors, accounted for $69.5 million or 48% of total sales, $66.7 million or 40% of total sales, and $84.5 million or 42% of total sales, in 2001, 2000 and 1999, respectively. Sales to the United Kingdom Ministry of Defence ("UK MOD"), either directly or indirectly through sales to prime contractors or subcontractors, accounted for $13.6 million or 9% of total sales, $22.3 million or 13% of total sales, and $33.8 million or 17% of total sales in 2001, 2000 and 1999, respectively.

    In 2001, sales to Thales Training & Simulation ("Thales") were
$23.9 million or 16% of total sales, of which 57% related to UK MOD sales and sales to The Boeing Company ("Boeing") were $15.1 million of 10% of total sales, of which 100% related to U.S. government or UK MOD contracts.

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

    Aggregated accounts receivable from agencies of the United States government, either directly or indirectly through prime or subcontractors, was $10.8 million or 29% of gross accounts receivable at December 31, 2001 and $9.3 million or 24% of gross accounts receivable at December 31, 2000. Aggregated accounts receivable from the UK MOD, either directly or indirectly through prime or subcontractors, was $5.4 million or 15% of gross accounts receivable at December 31, 2001 and

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

$2.1 million or 5% of gross accounts receivable at December 31, 2000. Aggregated accounts receivable from the Federal Department of Defense of the Federal Republic of Germany, either directly or indirectly through prime or subcontractors, was $3.3 million or 9% of gross accounts receivable at December 31, 2001 and $10.6 million or 27% of gross accounts receivable at December 31, 2000.

    The amount of costs and estimated earnings in excess of billings on uncompleted contracts from agencies of the United States government and the UK MOD, either directly or indirectly through prime or subcontractors was $9.8 million and $28.7 million, or 21% and 60% of total costs and estimated earnings in excess of billings on uncompleted contracts, respectively, at December 31, 2001. The amount of costs and estimated earnings in excess of billings on uncompleted contracts from agencies of the United States government and the UK MOD, either directly or indirectly through prime or subcontractors, was $16.8 million and $20.5 million, or 25% and 30% of total costs and estimated earnings in excess of billings on uncompleted contracts, respectively, at December 31, 2000.

(21) RESTRUCTURING CHARGE

    In the third quarter of 2001, we initiated a restructuring plan focused on reducing the operating cost structure of E&S. As part of the plan, we recorded a charge of $2.1 million relating to a reduction in force of approximately 80 employees. In the fourth quarter of 2001, we extended the restructuring plan initiated in the third quarter. As part of the plan, we recorded a charge of $0.7 million relating to a reduction in force of approximately 12 employees. As of December 31, 2001, we had paid $1.9 million in severance benefits related to these restructurings. The majority of the remaining benefits will be paid out over the next two quarters. The charge was recorded in accordance with Emerging Issues Task Force Issue 94-03 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit (Including Certain Cost Incurred in a Restructuring)" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges".

    In the third quarter of 1999, we initiated a restructuring plan focused on reducing the operating cost structure of its REALimage Solutions Group. As part of the plan, we recorded a charge of $1.5 million relating to 28 employee terminations, including 17 employees in San Jose and 11 employees in Salt Lake City.

    During 2000, after all employee severance costs were incurred, we reversed $0.8 million of the 1999 restructuring charge as a result of certain employees being transferred within E&S rather than being terminated and estimated severance and related charges being lower than expected for the terminated employees.

(22) RELATED PARTY TRANSACTIONS

    We had purchases of $0.4 million during 1999, from a supplier for which our Chief Executive Officer serves as a director.

(23) REALIMAGE TRANSITION COSTS

    Early in 2001, we announced our intention to spin out or sell its REALimage Solutions Group. Therefore, we categorized all the costs and expenses associated with the REALimage Solutions Group from the beginning of 2001 until the sale of the business in the third quarter of 2001 in the REALimage transition costs expense category. These expenses totaled $5.3 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    "None"

                                   FORM 10-K

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding our directors is incorporated by reference from "Election of Directors" in the Proxy Statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders to be held on May 16, 2002.

    Information required by Item 405 of Regulation S-K is incorporated by reference from "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders to be held on May 16, 2002.

    Information concerning our current executive officers is incorporated by reference to the section in Part I hereof found under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding this item is incorporated by reference from "Executive Compensation" in the Proxy Statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders to be held on May 16, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Information regarding this item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders to be held on May 16, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding this item is incorporated by reference from "Executive Compensation--Summary Compensation Table," "Report of the Compensation and Stock Options Committee of the Board of Directors," and "Termination of Employment and Change of Control Arrangements," in the Proxy Statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders to be held on May 16, 2002.

                                   FORM 10-K

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be used in this report:

1.  Financial Statements--Included in Part II, Item 8 of this report:

    Report of Management

    Report of Independent Auditors

    Consolidated Balance Sheets as of December 31, 2001 and 2000

    Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2001

    Consolidated Statements of Comprehensive Loss for each of the years in the three-year period ended December 31, 2001

    Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2001

    Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001

    Notes to Consolidated Financial Statements for each of the years in the three-year period ended December 31, 2001

2.  Financial Statement Schedules--included in Part IV of this report:

    Schedule II--Valuation and Qualifying Accounts

    Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

3.  Exhibits

     2.1 Agreement and Plan of Merger, dated April 22, 1998, among Evans & Sutherland Computer Corporation, E&S Merger Corp., and
         AccelGraphics, Inc., filed as Annex I to Evans & Sutherland Computer Corporation's Registration Statement on Form S-4, SEC File
         No. 333-51041, and incorporated herein by this reference.

     3.1 Articles of Incorporation, as amended, filed as Exhibit 3.1 to Evans & Sutherland Computer Corporation's Annual Report on Form 10-K, SEC File No. 000-08771, for the fiscal year ended December 25, 1987, and incorporated herein by this reference.

    3.1.1 Amendments to Articles of Incorporation filed as Exhibit 3.1.1 to Evans & Sutherland Computer Corporation's Annual Report on Form 10-K, SEC File No. 000-08771, for the fiscal year ended December 30, 1988, and incorporated herein by this reference.

    3.1.2 Certificate of Designation, Preferences and Other Rights of the
          Class B-1 Preferred Stock of Evans & Sutherland Computer Corporation, filed as Exhibit 3.1 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 25, 1998, and incorporated herein by this reference.

     3.2 Amended and Restated Bylaws of Evans & Sutherland Computer Corporation, filed as Exhibit 3.2 to Evans & Sutherland Computer Corporation's
         Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.

     3.3 Amendment No. 1 to the Amended and Restated Bylaws of Evans & Sutherland Computer Corporation, filed as Exhibit 3.3 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.

     4.1 Form of Rights Agreement, dated as of November 19, 1998, between
         Evans & Sutherland Computer Corporation and American Stock Transfer Trust Company which includes as Exhibit A, the form of Certificate of Designation for the Rights, as Exhibit B, the form of Rights Certificate and as Exhibit C, a Summary of Rights, filed as Exhibit 1 to Evans & Sutherland Computer Corporation's Registration Statement on Form 8-A filed December 8, 1998, and incorporated herein by this reference.

     4.2 First Amendment to Rights Agreement dated as of June 7, 2000 between Evans & Sutherland Computer Corporation and American Stock Transfer & Trust Company, filed as Exhibit 10.14 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

  * 10.1 1985 Stock Option Plan, as amended, filed as Exhibit 1 to Evans & Sutherland Computer Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, SEC File No. 2-76027, and incorporated herein by this reference.

  * 10.2 1989 Stock Option Plan for Non-employee Directors, filed as
         Exhibit 10.5 to Evans & Sutherland Computer Corporation's Annual Report on Form 10-K, SEC File No. 000-08771, for the fiscal year ended December 29, 1989, and incorporated herein by this reference.

  * 10.3 1991 Employee Stock Purchase Plan of Evans & Sutherland Computer Corporation, as amended as of February 21, 2001, filed as exhibit 4.1 to Evans & Sutherland Computer Corporation's Post Effective Amendment No. 1 to Registration Statement on Form S-8, SEC File No. 33-39632, and incorporated herein by this reference.

  * 10.4 Evans & Sutherland Computer Corporation 1998 Stock Option Plan, as amended as through May 17, 2000, filed as exhibit 4.1 to Evans & Sutherland Computer Corporation's Post Effective Amendment No. 1 to Registration Statement on Form S-8, SEC File No. 333-58733, and incorporated herein by this reference.

  * 10.5 Evans & Sutherland Computer Corporation's 1995 Long-Term Incentive Equity Plan, filed as Exhibit 10.11 to Evans & Sutherland Computer Corporation's Annual Report on Form 10-K, SEC File No. 000-08771, for the fiscal year ended December 29, 1995, and incorporated herein by this reference.

  * 10.6 Evans & Sutherland Computer Corporation's Executive Savings Plan, filed as Exhibit 10.14 to Evans & Sutherland Computer Corporation's Annual Report on Form 10-K, SEC File No. 000-08771, for the fiscal year ended December 29, 1995, and incorporated herein by this reference.

  * 10.7 Evans & Sutherland Computer Corporation's Supplemental Executive Retirement Plan (SERP), filed as Exhibit 10.15 to Evans & Sutherland Computer Corporation's Annual Report on Form 10-K, SEC File
         No. 000-08771, for the fiscal year ended December 29, 1995, and incorporated herein by this reference.

    10.8 Business Loan Agreement by and between U.S. Bank National Association and Evans & Sutherland Computer Corporation as of November 13, 1998, filed as Exhibit 10.8 to Evans &

         Sutherland Computer Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by this reference.

    10.9 Addendum to Business Loan Agreement by and between U.S. Bank National Association and Evans & Sutherland Computer Corporation as of
         February 5, 1999, filed as Exhibit 10.9 to Evans & Sutherland Computer Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

   10.11 Series B Preferred Stock and Warrant Purchase Agreement dated as of July 20, 1998, between Evans & Sutherland Computer Corporation and Intel Corporation, filed as Exhibit 4.2 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 25, 1998, and incorporated herein by this reference.

   10.12 Warrant to Purchase Series B Preferred Stock dated as of July 22, 1998, between Evans & Sutherland Computer Corporation and Intel Corporation, filed as Exhibit 4.3 to Evans & Sutherland Computer Corporation's
         Form 10-Q for the quarter ended September 25, 1998, and incorporated herein by this reference.

   10.13 Master Agreement for Electronic Manufacturing Services, dated as of June 3, 1999, between Evans & Sutherland Computer Corporation and Sanmina Corporation, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended July 2, 1999, and incorporated herein by this reference.

   10.14 Loan Agreement by and between Zions First National Bank, a national banking association, and Evans & Sutherland Computer Corporation, dated March 31, 2000, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by this reference.

   10.15 $15,000,000 Promissory Note in favor of Zions First National Bank, a national banking association, dated March 31, 2000, filed as
         Exhibit 10.2 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by this reference.

   10.16 Trust Deed, Assignment of Rents, Security Agreement and Fixture Filing executed by Evans & Sutherland Computer Corporation to Zions First National Bank, a national banking association, in favor of Zions First National Bank, a national banking association, dated March 31, 2000, filed as Exhibit 10.3 to Evans & Sutherland Computer Corporation's
         Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by this reference.

   10.17 Assignment of tenant's Interest in Ground Lease for Security executed by Evans & Sutherland Computer Corporation and Zions First National Bank, a national banking association, dated March 31, 2000, filed as
         Exhibit 10.4 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by this reference.

   10.18 Assignment of Lease by Evans & Sutherland Computer Corporation and Zions First National Bank, a national banking association, dated March 31, 2000, filed as Exhibit 10.5 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by this reference.

   10.19 Commercial Credit and Security Agreement, dated March 2, 1998, between Evans & Sutherland Computer Corporation and First Security Bank, N.A., filed as Exhibit 10.6 to Evans & Sutherland Computer Corporation's
         Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by this reference.

   10.20 Modification Agreement dated February 22, 2000, between Evans & Sutherland Computer Corporation and First Security Bank, N.A., filed as
         Exhibit 10.7 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by this reference.

   10.21 Letter of Credit and Reimbursement Agreement between Evans & Sutherland Computer Corporation and Zions First National Bank, dated April 24, 2000, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

   10.22 Supplemental Letter of Credit and Reimbursement Agreement between Evans & Sutherland Computer Corporation and Zions First National Bank, dated May 31, 2000, filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

   10.23 Managed Agency Account Assignment Agreement between Evans & Sutherland Computer Corporation and Zions First National Bank, dated May 31, 2000, filed as Exhibit 10.3 to Evans & Sutherland Computer Corporation's
         Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

   10.24 Second Loan Modification Agreement made and entered into effective June 30, 2000 by and among Evans & Sutherland Computer Corporation, Evans & Sutherland Computer GmbH, Evans & Sutherland Computer Limited, Evans & Sutherland Graphics Corporation and Zions First National Bank, a national banking association, filed as Exhibit 10.4 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended
         June 30, 2000, and incorporated herein by this reference.

   10.25 $15,000,000 Renewal and Substitute promissory Note in favor of Zions First National Bank, a national banking association, dated June 30, 2000, filed as Exhibit 10.5 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

 * 10.26 Employment agreement between Evans & Sutherland Computer Corporation and James R. Oyler, dated May 16, 2000, filed as Exhibit 10.6 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

 * 10.27 Employment agreement between Evans & Sutherland Computer Corporation and Richard J. Gaynor, dated May 16, 2000, filed as Exhibit 10.7 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

 * 10.28 Employment agreement between Evans & Sutherland Computer Corporation and David B. Figgins, dated May 16, 2000, filed as Exhibit 10.8 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

 * 10.29 Employment agreement between Evans & Sutherland Computer Corporation and George K. Saul, dated May 16, 2000, filed as Exhibit 10.9 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

 * 10.30 Employment agreement between Evans & Sutherland Computer Corporation and Robert H. Ard, dated May 16, 2000, filed as Exhibit 10.10 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

 * 10.31 Employment agreement between Evans & Sutherland Computer Corporation and Thomas Atchison, dated July 25, 2000, filed as Exhibit 10.11 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

   10.32 Overdraft Facility dated June 15, 2000 between Evans & Sutherland Computer Limited and Lloyds TSB Bank plc, filed as Exhibit 10.12 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

 * 10.33 Amendment to employment agreement between Evans & Sutherland Computer Corporation and James R. Oyler, dated September 22, 2000, filed as
         Exhibit 10.1 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 29, 2000, and incorporated herein by this reference.

 * 10.34 Amendment to employment agreement between Evans & Sutherland Computer Corporation and Richard J. Gaynor, dated September 22, 2000, filed as
         Exhibit 10.2 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 29, 2000, and incorporated herein by this reference.

 * 10.35 Amendment to employment agreement between Evans & Sutherland Computer Corporation and David B. Figgins, dated September 22, 2000, filed as
         Exhibit 10.3 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 29, 2000, and incorporated herein by this reference.

 * 10.36 Amendment to employment agreement between Evans & Sutherland Computer Corporation and George K. Saul, dated September 22, 2000, filed as
         Exhibit 10.4 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 29, 2000, and incorporated herein by this reference.

 * 10.37 Amendment to employment agreement between Evans & Sutherland Computer Corporation and Robert H. Ard, dated September 22, 2000, filed as
         Exhibit 10.5 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 29, 2000, and incorporated herein by this reference.

 * 10.38 Amendment to employment agreement between Evans & Sutherland Computer Corporation and Thomas Atchison, dated September 22, 2000, filed as
         Exhibit 10.6 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 29, 2000, and incorporated herein by this reference.

 * 10.39 Employment agreement between Evans & Sutherland Computer Corporation and Nicholas J. Iuanow, dated September 22, 2000, filed as
         Exhibit 10.7 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 29, 2000, and incorporated herein by this reference.

 * 10.40 Employment agreement between Evans & Sutherland Computer Corporation and William M. Thomas, dated December 22, 2000, filed as Exhibit 10.40 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference herein.

   10.41 Loan and Security Agreement by and between Evans & Sutherland Computer Corporation and Foothill Capital Corporation, dated December 14, 2000, filed as Exhibit 10.41 to Evans & Sutherland Computer Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by this reference.

   10.42 Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture filing between Evans & Sutherland Computer Corporation, Chicago Title Company, Foothill

         Capital Corporation, dated December 14, 2001, filed as Exhibit 10.42 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference herein.

   10.43 Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture filing between Evans & Sutherland Computer Corporation, Chicago Title Company, Foothill Capital Corporation, dated December 14, 2001, filed as Exhibit 10.43 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference herein.

   10.44 Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture filing between Evans & Sutherland Computer Corporation, Chicago Title Company, Foothill Capital Corporation, dated December 14, 2001, filed as Exhibit 10.44 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.

   10.45 Absolute Assignment of Sub-Leases and Rent by Evans & Sutherland Computer Corporation, dated December 14, 2001, filed as Exhibit 10.45 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.

   10.46 Absolute Assignment of Sub-Leases and Rent by Evans & Sutherland Computer Corporation, dated December 14, 2001, filed as Exhibit 10.46 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.

   10.47 Absolute Assignment of Sub-Leases and Rent by Evans & Sutherland Computer Corporation, dated December 14, 2001, filed as Exhibit 10.47 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.

   10.48 Pledge and Security Agreement between Evans & Sutherland Computer Corporation and Foothill Capital Corporation, dated December 14, 2001, filed as Exhibit 10.48 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.

   10.49 Intellectual Property Security Agreement between Evans & Sutherland Computer Corporation and Foothill Capital Corporation, dated
         December 14, 2001, filed as Exhibit 10.49 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.

   10.50 Amendment No. 1 to Series B Preferred Stock and Warrant Purchase Agreement between Evans & Sutherland Computer Corporation and Intel Corporation, dated effective as of March 1, 2001, filed as
         Exhibit 10.50 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.

   10.51 Asset Purchase and Intellectual Property License Agreement between Real Vision Inc. and Evans & Sutherland Computer Corporation, dated
         August 31, 2001, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 28, 2001, and incorporated herein by reference.

   10.52 Initial License Agreement between Real Vision Inc. and Evans & Sutherland Computer Corporation, dated August 31, 2001, filed as
         Exhibit 10.2 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 28, 2001, and incorporated herein by reference.

   10.53 Foothill Covenant waiver for the third quarter 2001, filed as
         Exhibit 10.3 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 28, 2001, and incorporated herein by reference.

   10.54 Master Sales Agreement between Evans & Sutherland Computer Corporation and ATI Technologies Inc., dated August 27, 2001, filed as
         Exhibit 10.4 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 28, 2001, and incorporated herein by reference.

   10.55 Software License Agreement between Evans & Sutherland Computer Corporation and ATI Technologies Inc., dated August 27, 2001, filed as
         Exhibit 10.5 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 28, 2001, and incorporated herein by reference.

   10.56 Amendment Number One to Loan and Security Agreement and Waiver by and between Foothill Capital Corporation and Evans & Sutherland Computer Corporation, dated February 22, 2002, filed herein.

   10.57 Patent Purchase and License Agreement between Nvidia
         International Inc., Evans & Sutherland Computer Corporation, and
         Evans & Sutherland Graphics Corporation, dated October 15, 2001, filed herein.

   10.58 Patent Cross License Agreement between Nvidia Corporation and Evans & Sutherland Computer Corporation, dated October 15, 2001, filed herein. Certain information in this exhibit will be omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

    21.1 Subsidiaries of Registrant, filed herein.

    23.1 Consent of Independent Auditors, filed herein.

    24.1 Powers of Attorney for Messrs. James R. Oyler, William M. Thomas, Gerald S. Casilli, Wolf-Dieter Hass and Ivan E. Sutherland, filed herein.

------------------------

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

                                                                     SCHEDULE II

            EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                          DEDUCTIONS
                                        BALANCE AT        ADDITIONS         CHARGED
                                         BEGINNING       CHARGED TO       (RECOVERED)        BALANCE
                                            OF            COST AND          AGAINST         AT END OF
                                           YEAR           EXPENSES         ALLOWANCE          YEAR
                                        -----------      -----------      -----------      -----------
Allowance for doubtful receivables
December 31, 2001                       $     4,411      $     2,358      $       356      $     6,413
December 31, 2000                             1,322            3,829              740            4,411
December 31, 1999                             1,616              558              852            1,322

Inventory Reserves
December 31, 2001                       $     9,894      $       943      $     3,652      $     7,185
December 31, 2000                             6,047            6,613            2,766            9,894
December 31, 1999                             6,963              910            1,826            6,047

Warranty Reserves
December 31, 2001                       $     1,447      $     2,197      $     1,678      $     1,966
December 31, 2000                             1,376            1,189            1,118            1,447
December 31, 1999                             1,436              958            1,018            1,376

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       EVANS & SUTHERLAND COMPUTER CORPORATION

March 29, 2002                                         By:              /s/ JAMES R. OYLER
                                                            -----------------------------------------
                                                                    JAMES R. OYLER, PRESIDENT

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                       Director, Chief Executive
                 /s/ JAMES R. OYLER                      Officer and President
     -------------------------------------------         (Principal Executive          March 29, 2002
                   JAMES R. OYLER                        Officer)

                                                       Vice President, Chief
                /s/ WILLIAM M. THOMAS                    Financial Officer, Treasurer
     -------------------------------------------         and Corporate Secretary       March 29, 2002
                  WILLIAM M. THOMAS                      (Principal Financial and
                                                         Accounting Officer)

                          *
     -------------------------------------------       Director                        March 29, 2002
                  GERALD S. CASILLI

                          *
     -------------------------------------------       Director                        March 29, 2002
                  WOLF-DIETER HASS

                          *
     -------------------------------------------       Director                        March 29, 2002
                 IVAN E. SUTHERLAND

*By:                  /s/ WILLIAM M. THOMAS
             --------------------------------------
                        WILLIAM M. THOMAS                                                    March 29, 2002
                        *Attorney-in-Fact