Form 10-Q
period 2002-03-29
EVANS & SUTHERLAND COMPUTER CORP
filed 2002-05-13
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended March 29, 2002

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the transition period from to

Commission file number 0-8771

EVANS & SUTHERLAND COMPUTER CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Utah	87-0278175
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 Komas Drive, Salt Lake City, Utah	84108
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (801) 588-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding at May 6, 2002 was 10,419,305.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended March 29, 2002

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 29, 2002	December 31, 2001
	(Unaudited)
Assets:
Cash and cash equivalents	$16,764	$10,651
Restricted cash	856	870
Accounts receivable, less allowance for doubtful receivables of $6,360 at March 29, 2002 and $6,413 at December 31, 2001	30,804	30,516
Inventories	36,786	38,226
Costs and estimated earnings in excess of billings on uncompleted contracts	40,840	47,761
Prepaid expenses and deposits	4,926	4,817
Total current assets	130,976	132,841

Property, plant and equipment, net	39,434	41,967
Investment securities	1,977	1,952
Other assets	521	593
Total assets	$172,908	$177,353

Liabilities and stockholders’ equity:
Current portion of long-term debt	$152	$154
Line of credit agreements	24,543	20,676
Accounts payable	14,727	11,503
Accrued expenses	13,605	17,272
Customer deposits	1,486	3,650
Billings in excess of costs and estimated earnings on uncompleted contracts	21,619	25,053
Total current liabilities	76,132	78,308

Long-term debt	18,046	18,086
Pension and retirement obligations	17,126	16,300

Total liabilities	111,304	112,694

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value; authorized 8,500,000 shares; no shares issued and outstanding	—	—
Common stock, $.20 par value; authorized 30,000,000 shares; issued 10,756,602 shares at March 29, 2002 and 10,739,753 shares at December 31, 2001	2,151	2,148
Additional paid-in capital	49,132	49,030
Common stock in treasury, at cost; 352,500 shares	(4,709)	(4,709)
Retained earnings	15,372	18,561
Accumulated other comprehensive loss	(342)	(371)
Total stockholders’ equity	61,604	64,659
Total liabilities and stockholders’ equity	$172,908	$177,353

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 29, 2002	March 30, 2001

Sales	$32,563	$39,632
Cost of sales	22,969	26,417

Gross profit	9,594	13,215

Operating expenses:
Selling, general and administrative	6,573	9,462
Research and development	6,381	9,229

Operating expenses	12,954	18,691
	(3,360)	(5,476)
Gain on sale of business unit	96	—
Operating loss	(3,264)	(5,476)

Other expense, net	(608)	(572)

Loss before income taxes	(3,872)	(6,048)

Income tax expense (benefit)	(683)	76

Net loss	(3,189)	(6,124)

Loss per common share:
Basic and Diluted	$(0.31)	$(0.64)

Weighted average common and common equivalent shares outstanding:
Basic and Diluted	10,396	9,582

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended
	March 29, 2002	March 30, 2001

Net loss	$(3,189)	$(6,124)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	19
Unrealized gains (losses) on securities	29	(504)

Other comprehensive income (loss) before income taxes	29	(485)

Income tax benefit related to items of other comprehensive income (loss)	—	—

Other comprehensive income (loss), net of income taxes	29	(485)

Comprehensive loss	$(3,160)	$(6,609)

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 29, 2002	March 30, 2001
Cash flows from operating activities:
Net loss	$(3,189)	$(6,124)
Adjustments to reconcile net loss to net cash providrd by (used in) operating activities:
Depreciation and amortization	2,592	3,637
Gain on sale of business unit	(96)	—
Loss on disposal of property, plant and equipment	12	298
Provision for losses on accounts receivable	398	37
Provision for obsolete and excess inventories	452	361
Provision for warranty expense	171	349
Other, net	42	2
Changes in working capital:
Accounts receivable	(861)	(8,679)
Inventories	1,227	(5,002)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	3,757	3,722
Prepaid expenses and deposits	(108)	227
Accounts payable	3,223	349
Accrued expenses	(3,013)	(2,391)
Customer deposits	(2,164)	2,402
Net cash provided by (used in) operating activities	2,443	(10,812)

Cash flows from investing activities:
Proceeds from sale of investment securities	38	—
Purchases of property, plant and equipment	(301)	(4,064)
Proceeds from sale of property, plant and equipment	—	2
Increase in other assets	—	(26)
Net cash used in investing activities	(263)	(4,088)

Cash flows from financing activities:
Borrowings under line of credit agreements and other long-term debt	51,772	62,765
Payments under line of credit agreements and other long-term debt	(47,946)	(53,508)
Decrease in restricted cash	14	960
Proceeds from issuance of common stock	93	121
Net cash provided by financing activities	3,933	10,338
Effect of foreign exchange rate on cash and cash equivalents	—	19
Net change in cash and cash equivalents	6,113	(4,543)
Cash and cash equivalents at beginning of year	10,651	11,898
Cash and cash equivalents at end of period	$16,764	$7,355

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$759	$672
Income taxes	84	226

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Evans & Sutherland Computer Corporation have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with accounting principles generally accepted in the United States of America.  This report on Form 10-Q for the three months ended March 29, 2002 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2001.

The accompanying unaudited consolidated balance sheets and statements of operations, comprehensive loss and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows. The results of operations for the interim three month period ended March 29, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 2001 condensed consolidated financial statements and notes have been reclassified to conform to the 2002 presentation.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Accounting for Business Combinations” and No. 142, “Accounting for Goodwill and Other Intangible Assets”.  SFAS 141 was effective for us beginning July 1, 2001.  The Statement establishes accounting and reporting standards for business combinations and prohibits the use of the pooling-of-interests method of accounting for those transactions after June 30, 2001.  SFAS 142 was effective for us beginning January 1, 2002.  The Statement establishes accounting and reporting standards for goodwill and intangible assets.  We do not have any goodwill, therefore the impact of adopting SFAS 142 was not material to the financial statements.

In October 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, that replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”.  SFAS 143 is effective for us beginning July 1, 2002.  The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The impact of adopting SFAS 143 is not expected to be material to the financial statements.  SFAS 144 establishes one accounting model for long-lived assets to be disposed of by sale and addresses significant implementation issues.  SFAS No. 144 was effective for us beginning January 1, 2002.  Management does not expect the adoption of this statement to have a material impact on our financial statements.

In July 2001, the Emerging Issues Task Force, or EITF, reached final consensus on EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products. EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. In accordance with the transition guidance in EITF 00-25, adoption will require the reclassification of financial statements for prior periods presented for comparative purposes. EITF 01-09 will not affect net loss or net loss per share, although reclassification could change the presentation of certain revenue and expense items contained within our financial statements.  We adopted EITF 00-25 and EITF 01-09 on January 1, 2002, which did not have a material impact on our financial position or results of operations.

In November 2001, the staff of the FASB issued an announcement, Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred. This announcement requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the income statement. This announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods are to be reclassified to comply with the guidance in this announcement. We adopted the policies outlined in the announcement on January 1, 2002, which did not have a material impact on our results of operations.

Liquidity

Management believes that existing cash, cash equivalents, borrowings available under our various borrowing facilities, other asset-related cash sources and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months.  The Foothill Facility expires in December 2002 and the Overdraft Facility expires on November 30, 2002 (see note 3).  If these credit facilities continue to be needed, we will need to replace or renew these facilities this year; however, there can be no assurances that we will be successful in renegotiating our existing borrowing facilities or obtaining additional debt or equity financing.  Our cash and cash equivalents, subject to various restrictions, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

In the event our various borrowing facilities were to become unavailable, we were unable to facilitate the timely delivery of products pursuant to the terms of various agreements with third parties, or certain of our contracts were adversely impacted for failure to meet delivery requirements, we may be unable to meet our anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term or long-term basis.

2.              INVENTORIES

Inventories consist of the following (in thousands):

	March 29, 2002	December 31, 2001
	(Unaudited)

Raw materials	$22,752	$22,437
Work-in-process	8,843	10,047
Finished goods	5,191	5,742
	$36,786	$38,226

3.              LONG-TERM DEBT

Included in long-term debt is approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the “6% Debentures”).  The 6% Debentures are unsecured and are convertible at each bondholder’s option into shares of our common stock at a conversion price of $42.10 or 428,000 shares of our common stock, subject to adjustment.  The 6% Debentures are redeemable at our option, in whole or in part, at par.

In December 2000, we entered into a secured credit facility (the “Foothill Facility”) with Foothill Capital Corporation (“Foothill”).  The Foothill Facility provides for borrowings and the issuance of letters of credit up to $30.0 million.  On February 22, 2002, we amended the Foothill Facility whereby Foothill waived all events of financial covenant default through December 31, 2001 and revised our 2002 financial covenants.  The Foothill Facility expires in December 2002.  Borrowings under the Foothill Facility bear interest at the Wells Fargo Bank National Association prevailing prime rate plus 1.5% to 3.0%, depending on the amount outstanding.  In addition, the Foothill Facility has an unused line fee equal to 0.375% per annum times the difference between $30.0 million and the sum of the average undrawn portion of the letters of credit and the average daily balance of all outstanding borrowings, payable each quarter.  The Foothill Facility provides Foothill with a first priority perfected security interest in substantially all of our assets, including, but not limited to, all of our intellectual property.  Pursuant to the terms of the Foothill Facility, all of our cash receipts must be deposited into a Foothill controlled account.  The Foothill Facility, among other things, (i) requires us to maintain certain financial ratios and covenants, including a minimum tangible net worth that adjusts each quarter, a minimum unbilled receivables to billed receivables ratio, and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year; (ii) restricts our ability to incur debt or liens; sell, assign, pledge or lease assets; merge with another company; and (iii) restricts the payment of dividends and repurchase of any of our outstanding shares without the prior consent of the lender.  We are currently in compliance with our financial covenants and ratios, although a continuation of recent negative trends could impact future compliance with such covenants.  Should the need arise, we will negotiate with Foothill to modify and expand various financial ratios and covenants; however, no assurance can be given that such negotiations will result in modifications that will allow us to continue to be in compliance or otherwise be acceptable to us.  We will need to replace the Foothill Facility on or before December 14, 2002.  In the event we are not able to obtain an acceptable credit facility to replace the Foothill Facility on or before December 14, 2002, we may be unable to meet our anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term and long-term basis.  As of March 29, 2002, we had $19.8 million in outstanding borrowings and $4.8 million in outstanding letters of credit under the Foothill Facility.  As of May 6, 2002, we had $6.4 million in outstanding borrowings and $7.2 million in outstanding letters of credit

Evans & Sutherland Computer Limited, a wholly-owned subsidiary of Evans & Sutherland Computer Corporation, has a $3.0 million overdraft facility (the “Overdraft Facility”) with Lloyds TSB Bank plc (“Lloyds”).  Borrowings under the Overdraft Facility bear interest at Lloyds’ short-term offered rate plus 1.75% per annum.  As of March 29, 2002, there were $4.8 million in outstanding borrowings.  Lloyds allows us to borrow up to $5.0 million on the Overdraft Facility on condition that $2.0 million of that borrowing is deposited with Lloyds.  As of May 6, 2002, we had $1.9 million in outstanding borrowings.  The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds’ discretion and expires on November 30, 2002.  Evans & Sutherland Computer Limited executed a letter of negative pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business.  Covenants contained in the Overdraft Facility restrict dividend payments from Evans & Sutherland Computer Limited and require maintenance of certain financial covenants.  In addition, at March 29, 2002, we had $0.9 million of cash on deposit with Lloyds in a restricted cash collateral account to support obligations that the bank guarantees.

4.              NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period.  Stock options and the 6% Convertible Subordinated Debentures are considered to be common stock equivalents.

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

For the three months ended March 29, 2002, outstanding options to purchase 2,542,000 shares of common stock and  428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures were excluded from the computation of the diluted net income (loss) per common share because to include them would have been anti-dilutive.

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

5.              SEGMENT AND RELATED INFORMATION

During 2001, our operations included the Simulation Group, the REALimage Solutions Group and the Applications Group.  In the third quarter of 2001 we sold the REALimage Solutions Group.  In the fourth quarter of 2001 we discontinued the RAPIDsite business, which was part of the Applications Group.  Also in the fourth quarter of 2001, we consolidated the planetarium equipment business of the Applications Group into the Simulation Group and incorporated the remaining technology of the Applications Group into the Simulation Group.  As a result, in the first quarter of 2002 we had only one reportable segment, the development and marketing of visual simulation systems.

6.              GEOGRAPHIC INFORMATION

The following table presents sales by geographic location based on the location of the use of the product or services.  Sales to individual countries greater than 10% of consolidated sales are shown separately (in thousands):

	Three Months Ended
	March 29, 2002	March 30, 2001
	(Unaudited)

United States	$19,760	$20,673
United Kingdom	5,987	12,534
Europe (excluding United Kingdom)	3,396	2,634
Pacific Rim	2,719	2,700
Other	701	1,091
	$32,563	$39,632

The following table presents property, plant and equipment by geographic location based on the location of the assets (in thousands):

	March 29, 2002	December 31, 2001
	(Unaudited)
United States	$38,055	$40,488
Europe	1,379	1,479
	$39,434	41,967

7.             LEGAL PROCEEDINGS

Lockheed Martin Corporation v. Evans & Sutherland Computer Corporation.  On May 2, 2002, we entered into a settlement agreement with Lockheed Martin Corporation and Lockheed Martin Overseas Corporation.  Pursuant to the settlement agreement, the parties agreed to a mutual dismissal of all claims and counterclaims with prejudice, with each party bearing its own attorneys fees and costs.  Pursuant to the settlement agreement, Lockheed’s termination of the subcontract that was the subject of the suit is deemed as one for convenience, without cost.

Other than as set forth in the immediately preceding paragraph, there have been no material changes to legal proceedings from the information previously reported in our annual report on Form 10-K for the year ended December 31, 2001.

In the normal course of business, we have various other legal claims and other contingent matters, including items raised by government contracting officers and auditors.  Although the final outcome of such matters cannot be predicted, we believe the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

8.             INCOME TAXES

On March 9, 2002, President Bush signed into law the Jobs Creation and Worker Assistance Act of 2002.  Among other provisions, the Act provides for a 5-year carryback of losses generated in 2001 without the normal alternative minimum tax limitation.  As a result of the change in the tax law, we recorded an income tax benefit of $0.8 million during the quarter ended March 29, 2002 related to refunds expected to be received in 2002.

9.             SUBSEQUENT EVENT

Effective April 23, 2002, the Board of Directors approved the redesign of the pension plan and 401(k) plan to match contemporary market practices and to improve our competitive position by aligning future funding for employee retirement benefits into the 401(k) plan.  This action was implemented by amending the pension plan to curtail accrual of future benefits under the pension plan.  At the same time, the 401(k) plan was amended to permit the Board of Directors to grant additional discretionary matching contributions based on our profitability and other financial and operational considerations.  As a result, the expense that had been incurred annually for the pension plan has been replaced by a discretionary 401(k) plan matching contribution that will be incurred only when approved by the Board of Directors and only for years we are profitable.  This change to the pension plan has no effect on the benefits vested to current and previous employees for their past service.  Those benefits will be paid on retirement.  Retirees currently receiving pension payments are also unaffected.  Pursuant to the action taken on the pension plan and 401(k) plan, we and our retirement plan consultant have initiated action to similarly redesign our executive savings plan and supplemental executive retirement plan and to present proposed plan amendments to the Board of Directors.  Our Board of Directors has not yet acted upon the redesign of the executive savings plan or supplemental executive retirement plan.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this Form 10-Q.  Except for the historical information contained herein, this quarterly report on Form 10-Q includes certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, including, among others, those statements preceded by, followed by or including the words “estimates,” “believes,” “expects,” “anticipates,” “plans,” “projects” or similar expressions.

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  Our actual results could differ materially from these forward-looking statements.  Important factors to consider in evaluating such forward-looking statements include plans for future operations; financing needs or plans; plans relating to our products and services; risk of product demand; market acceptance; economic conditions; competitive products and pricing; cancellation of contracts or significant penalties due to delays in the timely delivery of our products; difficulties in product development, commercialization and technology; essentially completing the Harmony programs by the end of 2002; the guarantees of E&S issued in connection with the services of our joint venture entity, Quest Flight Training Ltd., to the UK Ministry of Defence or other parties will not be called upon for payment or performance; assumptions relating to the foregoing; and other risks detailed in this filing and in our most recent Form 10-K.  Although we believe we have the product offerings and resources for continuing success, future revenue and margin trends cannot be reliably predicted.  Factors external to us can result in volatility of our common stock price.  Because of the foregoing factors, recent trends are not necessarily reliable indicators of future stock prices or financial performance and there can be no assurance that the events contemplated by the forward-looking statements contained in this quarterly report will, in fact, occur.  For further information, refer to the business description and additional risk factors sections included in our Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

OVERVIEW

We design, manufacture, market and support visual systems for simulation, with solutions that meet training requirements for a wide range of military and commercial applications.  We also provide this leading-edge visual simulation technology and experience to planetariums, science centers, and entertainment venues.  We develop and deliver a complete line of image generation, display, database development, and service and support products, matching technology with customer requirements.  Products and solutions range from the  desktop PC to among the most advanced visual systems in the world.

Our simulation solutions can be categorized into four lines of businesses:  Simulation Systems, Commercial Simulation, Digital Theater, and Service & Support.

Simulation Systems

We offer a complete range of visual simulation solutions for all types of military vehicle training.  We provide high-performance image generators (IGs), display systems, and visual databases for ground-based warfare, helicopters, and fixed-wing aircraft simulators.  In addition, we are developing complete training solutions to meet military training requirements.  For applications that use PC-based image generators, we offer several options in order to expand into new markets, such as maritime training, air traffic control simulation, and cockpit display systems.

Commercial Simulation

In civil aviation, we provide visual systems to almost every major airline and aircraft manufacturer in the world.  We offer a full range of solutions for Level D, Level C, Level A/B, and desktop training, as well as upgrades for existing systems.

Digital Theater

We develop systems and programming that transform our 3D simulation technology into 360-degree domed and large format theater experiences.  This technology allows audiences to enter full-color, 3D computer-generated worlds and interact with them.  In addition to providing theater systems for planetariums, science centers, themed attraction venues, and premium large-format theaters, we develop, market, and license a variety of show content.

Service & Support

We provide spares and repairs, maintenance, field service support, and training for all our systems and products.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period.  Actual results could differ from those estimates.  A summary of significant accounting policies can be found in Note 1 to the condensed consolidated financial statements.  We have identified the accounting policies which are critical to our business and the understanding of our results of operation and financial position.

Revenue Recognition

Revenue from long-term contracts which require significant production, modification or customization is recorded using the percentage-of-completion method, using the ratio of costs incurred to management’s estimate of total anticipated costs.  Our estimates of total anticipated costs include assumptions, such as estimated man-hours to complete, estimated materials costs, and estimates of other direct and indirect costs.  Actual results may vary significantly from our estimates.  If the actual costs are higher than management’s anticipated total costs, then an adjustment is required to reduce the previously recognized revenue as the ratio of costs incurred to management’s estimate was overstated.  If actual costs are lower than management’s anticipated total costs, then an adjustment is required to increase the previously recognized revenue as the ratio of costs incurred to management’s estimate was understated.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contract

Billings on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings and are recorded as an asset or liability on the balance sheets.  As revenue recognized on these long-term contracts includes estimates of management’s anticipated total costs, the amounts in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts also include these estimates.

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

Accrued Expenses

Accrued expenses include amounts for liquidated damages and late delivery penalties on contracts on which we are late in delivering our products.  We have included all amounts which management believes we are liable as of March 29, 2002.  These liquidated damages are based, in part, on our estimate of when we will complete certain projects.  To the extent delivery dates are not consistent with our estimates, these liquidated damage accruals may require additional adjustments.

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

RESULTS OF OPERATIONS

The following table presents the percentage of total sales represented by certain items for the periods presented:

	Three Months Ended
	March 29, 2002	March 30, 2001
	(Unaudited)
Sales	100.0%	100.0%
Cost of sales	70.5	66.7
Gross profit	29.5	33.3

Operating expenses:
Selling, general and administrative	20.2	23.8
Research and development	19.6	23.3
Operating expenses	39.8	47.1
	(10.3)	(13.8)

Gain on sale of business unit	0.3	—
Operating loss	(10.0)	(13.8)

Other expense, net	(1.9)	(1.5)
Loss before income taxes	(11.9)	(15.3)

Income tax expense (benefit)	(2.1)	0.2
Net loss	(9.8)%	(15.5)%

First Quarter 2002 Compared to First Quarter 2001

Sales

In the first quarter of 2002, sales decreased $7.0 million, or 18% ($32.6 million in the first quarter of 2002 compared to $39.6 million in the first quarter of 2001).  Sales to military customers declined because the first quarter of 2001 included a large amount of revenue from six large programs which are now near 95% completed.  No new programs of this size were awarded to produce replacement revenue.  Sales of our PC-based image generator declined in the first quarter of 2002 compared to the first quarter of 2001 because our next generation simFUSION product is nearing production and customers are waiting for the release of this enhanced PC-based image generator, the release of which is expected in the third quarter of 2002.  Sales of our planetarium systems declined as customers delayed their orders of our existing products in anticipation of our next generation product, which has now been launched and is beginning to produce orders and revenue.  Sales were also impacted by a world-wide slowdown of demand for planetarium equipment.  We also sold our REALimage business and discontinued the operations of our RAPIDsite business; therefore, those revenues are not included in the first three months of 2002.  These decreases were partially offset by higher sales volumes of image generators to commercial airline customers and higher revenues for service and support.

Gross Profit

Gross profit decreased $3.6 million, or 27% ($9.6 million in the first quarter of 2002 compared to $13.2 million in the first quarter of 2001).  As a percent of sales, gross profit decreased to 29.5% in the first quarter of 2002 compared to 33.3% in the first quarter of 2001.  The lower gross margin is due to the costs of completion of the six large, fixed-price defense contracts which use our Harmony image generator.  Each of these contracts is either in a loss position or has a small positive gross margin.  Gross margins on sales to commercial airline customers were down as the first quarter of 2001 included positive adjustments for completing programs below cost estimates.  Consolidated gross margins were also negatively affected when comparing the first quarter of 2002 to the first quarter of 2001 as the first quarter of 2001 included REALimage chip sales which carry much higher gross margins.  These negative gross margin impacts were partially offset by sales of our ESIG image generator to our military customers, sales of our PC-based image generators, and sales of our planetarium systems.

A significant factor in our financial performance is six large, fixed-price defense contracts which use our Harmony image generator.  These six contracts represented 30% of our $3.2 million net loss for the first quarter of 2002.  We entered into these contracts between two and four years ago.  However, these six contracts are now near 95% complete and we expect to have these contracts essentially completed by 2002 year-end.

Selling, General and Administrative

Selling, general and administrative expenses decreased $2.9 million, or 31% ($6.6 million in the first quarter of 2002 compared to $9.5 million in the first quarter of 2001).  As a percent of sales, selling, general and administrative expenses declined to 20.2% in the first quarter of 2002 from 23.8% in the first quarter of 2001.  The lower expenses were due to lower costs due to lower headcount and lower use of consultants.  The lower headcount was the result of the sale of the REALimage Solutions Group in the third quarter of 2001, the discontinuation of the RAPIDsite business in the fourth quarter of 2001 and due to the restructuring actions taken during the third and fourth quarters of 2001.

Research and Development

Research and development expenses decreased $2.8 million, or 31% ($6.4 million in the first quarter of 2002 compared to $9.2 million in the first quarter of 2001).  As a percent of sales, research and development expense declined to 19.6% in the first quarter of 2002 compared to 23.3% in the first quarter of 2001.  The primary reason for the decrease is due to the sale of the REALimage Solutions Group in the third quarter of 2001.  In addition, lower research and development expenses were due to lower headcount as the effort required on our Integrator software product decreased as this product nears completion.

Gain on Sale of Business Unit

In the first quarter of 2002 we recognized a gain on the sale of the REALimage Solutions Group of $0.1 million.  There was no such gain in the first quarter of 2001.

Other Expense, Net

Other expense, net was essentially unchanged at $0.6 million in the first quarter of 2002 compared to the first quarter of 2001.  As a percent of revenues, other expense, net was 1.9% in the first quarter of 2002 compared to 1.5% in the first quarter of 2001.  Interest income in the first quarter of 2002 was $7,000 compared to $11,000 in the first quarter of 2001.  Interest expense was $0.5 million in the first quarter of 2002 compared to $0.4 million in the first quarter of 2001.  The higher interest expense was due to a higher average amount of outstanding borrowings.

Income Taxes

An income tax benefit of $0.7 million was recorded in the first quarter of 2002 compared to an expense of $0.1 million in the first quarter of 2001.  The income tax benefit in the first quarter of 2002 was the result of a change in the tax law which allows us to use additional net operating losses to offset taxable income.  This tax benefit is recorded as a tax refund receivable and we expect to receive this refund during 2002.  The income tax expense in the first quarter of 2001 relates to the income tax of one of our foreign subsidiaries.

FINANCIAL POSITION

At March 29, 2002, we had working capital of $54.8 million, including cash, cash equivalents and restricted cash of $17.6 million, compared to working capital of $54.5 million at December 31, 2001 including cash, cash equivalents and restricted cash of $11.5 million.  During the first quarter of 2002, we generated $2.4 million of cash in our operating activities, used $0.3 million from our investing activities and generated $3.9 million from our financing activities.

Cash from our operating activities in the first three months of 2002 was negatively impacted by a net loss of $3.2 million.  This use of cash was offset by $2.6 million in depreciation and amortization, $2.1 million from changes in working capital and $1.1 million in provisions and other non-cash charges.  Changes in working capital during the first quarter of 2002 included a $3.8 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $3.2 million increase in accounts payable, a $3.0 million decrease in accrued expenses, a $2.2 million decrease in customer deposits and a $1.2 million decrease in inventory.  Our investing activities in the first three months of 2002 included purchases of property, plant and equipment of $0.3 million.  Our financing activities in the first three months of 2002 included net borrowings of $3.8 million.

LIQUIDITY AND CAPITAL RESOURCES

In December 2000, we entered into a secured credit facility (the “Foothill Facility”) with Foothill Capital Corporation (“Foothill”).  The Foothill Facility provides for borrowings and the issuance of letters of credit up to $30.0 million.  On February 22, 2002, we amended the Foothill Facility whereby Foothill waived all events of financial covenant default through December 31, 2001 and revised our 2002 financial covenants.  The Foothill Facility expires in December 2002.  Borrowings under the Foothill Facility bear interest at the Wells Fargo Bank National Association prevailing prime rate plus 1.5% to 3.0%, depending on the amount outstanding.  In addition, the Foothill Facility has an unused line fee equal to 0.375% per annum times the difference between $30.0 million and the sum of the average undrawn portion of the letters of credit and the average daily balance of all outstanding borrowings, payable each quarter.  The Foothill Facility provides Foothill with a first priority perfected security interest in substantially all of our assets, including, but not limited to, all of our intellectual property.  Pursuant to the terms of the Foothill Facility, all of our cash receipts must be deposited into a Foothill controlled account.  The Foothill Facility, among other things, (i) requires us to maintain certain financial ratios and covenants, including a minimum tangible net worth that adjusts each quarter, a minimum unbilled receivables to billed receivables ratio, and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year; (ii) restricts our ability to incur debt or liens; sell, assign, pledge or lease assets; merge with another company; and (iii) restricts the payment of dividends and repurchase of any of our outstanding shares without the prior consent of the lender.  We are currently in compliance with our financial covenants and ratios, although a continuation of recent negative trends could impact future compliance with such covenants.  Should the need arise, we will negotiate with Foothill to modify and expand various financial ratios and covenants; however, no assurance can be given that such negotiations will result in modifications that will allow us to continue to be in compliance or otherwise be acceptable to us.  We will need to replace the Foothill Facility on or before December 14, 2002.  In the event we are not able to obtain an acceptable credit facility to replace the Foothill Facility on or before December 14, 2002, we may be unable to meet our anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term and long-term basis.  As of March 29, 2002, we had $19.8 million in outstanding borrowings and $4.8 million in outstanding letters of credit under the Foothill Facility.  As of May 6, 2002, we had $6.4 million in outstanding borrowings and $7.2 million in outstanding letters of credit

Evans & Sutherland Computer Limited, a wholly-owned subsidiary of Evans & Sutherland Computer Corporation, has a $3.0 million overdraft facility (the “Overdraft Facility”) with Lloyds TSB Bank plc (“Lloyds”).  Borrowings under the Overdraft Facility bear interest at Lloyds’ short-term offered rate plus 1.75% per annum.  As of March 29, 2002, there were $4.8 million in outstanding borrowings.  Lloyds allows us to borrow up to $5.0 million on the Overdraft Facility on condition that $2.0 million of that borrowing is deposited with Lloyds.  As of May 6, 2002, we had $1.9 million in outstanding borrowings.  The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds’ discretion and expires on November 30, 2002.  Evans & Sutherland Computer Limited executed a letter of negative pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business.  Covenants contained in the Overdraft Facility restrict dividend payments from Evans & Sutherland Computer Limited and require maintenance of certain financial covenants.  In addition, at March 29, 2002, we had $0.9 million of cash on deposit with Lloyds in a restricted cash collateral account to support obligations that the bank guarantees.

In July 2000, we formed a joint venture with Quadrant Group plc known as Quest Flight Training Limited (“Quest”).  Quest provides certain equipment, software, training and other goods and services to the Secretary of State for Defence of the U.K. Ministry of Defence and other related governmental entities with regard to an upgrade of the Ministry of Defence E3D Facility and E3D Sentry Aircrew Training Services.  In connection with the services of Quest to the U.K. Ministry of Defence, we guaranteed various obligations of Quest.  Some of our guaranteed obligations are without any maximum amount.  We believe that the guarantees we issued in connection with this project will not be called upon for payment or performance; however, no assurance can be made that we will not be obligated to satisfy the obligations of the guarantees.

As of March 29, 2002, we had approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the “6% Debentures”).  The 6% Debentures are unsecured and are convertible at each bondholder’s option into shares of our common stock at a conversion price of $42.10 or 428,000 shares of our common stock, subject to adjustment.  The 6% Debentures are redeemable at our option, in whole or in part, at par.

On February 18, 1998, our Board of Directors authorized the repurchase of up to 600,000 shares of our common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996.  On September 8, 1998, our Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock.  Between February 18, 1998 and December 31, 1999, we repurchased 1,136,500 shares of our common stock, leaving 463,500 shares available for repurchase as of May 6, 2001.  We did not repurchase any shares of our stock during 2001 or in the first three months of 2002.  Stock may be acquired in the open market or through negotiated transactions.  Under the program, repurchases may be made from time to time, depending on market conditions, share price, and other factors.  The Foothill Facility requires that we obtain prior consent from Foothill before we repurchase any shares.

We also maintain trade credit arrangements with certain of our suppliers.  The unavailability of a significant portion of, or the loss of, our various borrowing facilities or trade credit from suppliers would have a material adverse effect on our financial condition and operations.

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

We believe that the principal sources of liquidity for the remainder of 2002 will be a result of cash flows from operations and proceeds on the sale of certain of our buildings which, subsequent to December 31, 2001, have been designated by management as assets to be disposed of.  Positive cash flows from operations during the remainder of 2002 are largely expected as a result of the restructuring which has taken place, the progress to date on our six Harmony image generator fixed-price contracts and further cost-cutting measures which will be implemented during 2002.  Circumstances that could materially affect liquidity in the remainder of 2002 include, but are not limited to, the following:  (i) our ability to meet contractual milestones related to the delivery and integration of our Harmony image generators, (ii) our ability to successfully develop and produce new technologies and products, (iii) our ability to meet our forecasted sales levels during 2002, (iv) our ability to reduce costs and expenses, (v) our ability to maintain our commercial simulation business in light of current economic conditions and (vi) our ability to favorably negotiate sale agreements related to certain of our buildings.

Management believes that existing cash, cash equivalents, borrowings available under our various borrowing facilities, other asset-related cash sources and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months.  The Foothill Facility expires in December 2002 and the Overdraft Facility expires on November 30, 2002.  If these credit facilities continue to be needed, we will need to replace or renew these facilities this year; however, there can be no assurances that we will be successful in renegotiating our existing borrowing facilities or obtaining additional debt or equity financing.  Our cash and cash equivalents, subject to various restrictions previously set forth, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

TRADEMARKS USED IN THIS FORM 10-Q

E&S, Harmony, Integrator, RAPIDsite, REALimage and simFUSION are trademarks or registered trademarks of Evans & Sutherland Computer Corporation.  All other product, service, or trade names or marks are the properties of their respective owners.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates.  Our international sales, which accounted for 39% of our total sales in the three months ended March 29, 2002 are concentrated in the United Kingdom, continental Europe and Asia.  Foreign currency purchase and sale contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  We do not enter into contracts for trading purposes and do not use leveraged contracts.  As of March 29, 2002, we had one material sales or purchase contract in currencies other than U.S. dollars and one foreign currency sales or purchase contract.

We reduce our exposure to changes in interest rates by maintaining a high proportion of our debt in fixed-rate instruments.  As of March 29, 2002, 43% of our total debt was in fixed-rate instruments. Had we fully drawn on our $30 million revolving line of credit with Foothill Capital Corporation and our foreign line of credit, 39% of our total debt would be in fixed-rate instruments.

The information below summarizes our market risks associated with debt obligations as of March 29, 2002.  Fair values have been determined by quoted market prices.  For debt obligations, the table below presents the principal cash flows and related interest rates by fiscal year of maturity.  Bank borrowings bear variable rates of interest and the 6% Debentures bear a fixed rate of interest. The information below should be read in conjunction with note 3 of Notes to the Condensed Consolidated Financial Statements in Part I of this quarterly report.

	Rate	2002	2003	2004	2005	2006	There- after	Total	Fair Value
Debt

Notes Payable/Other	9.0%	$24,695	—	$31	—	—	—	$24,726	$24,726

6% Debentures	6.0%	—	—	—	—	—	$18,015	$18,015	$6,756

		—	—	—	—	—	—	—	—

Total long-term debt		$24,695	—	$31	—	—	$18,015	$42,741	$31,482

PART II - OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

Lockheed Martin Corporation v. Evans & Sutherland Computer Corporation.  On May 2, 2002, we entered into a settlement agreement with Lockheed Martin Corporation and Lockheed Martin Overseas Corporation.  Pursuant to the settlement agreement, the parties agreed to a mutual dismissal of all claims and counterclaims with prejudice, with each party bearing its own attorneys fees and costs.  Pursuant to the settlement agreement, Lockheed’s termination of the subcontract that was the subject of the suit is deemed as one for convenience, without cost.

Other than as set forth in the immediately preceding paragraph, there have been no material changes to legal proceedings from the information previously reported in our annual report on Form 10-K for the year ended December 31, 2001.

In the normal course of business, we have various other legal claims and other contingent matters, including items raised by government contracting officers and auditors.  Although the final outcome of such matters cannot be predicted, we believe the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

Item 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

None.

(b)       Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date	May 13, 2002	By:	/S/ William M. Thomas
William M. Thomas, Vice President,
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial Officer)