Form 10-Q
period 2002-06-28
EVANS & SUTHERLAND COMPUTER CORP
filed 2002-08-09
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended June 28, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding at August 5, 2002 was 10,430,029.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended June 28, 2002

PART I – FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	June 28, 2002	December 31, 2001

Assets:
Cash and cash equivalents	$8,764	$10,651
Restricted cash	915	870
Accounts receivable, less allowance for doubtful receivables of $3,283 at June 28, 2002 and $6,413 at December 31, 2001	23,434	30,516
Inventories	34,234	38,226
Costs and estimated earnings in excess of billings on uncompleted contracts	40,376	47,761
Prepaid expenses and deposits	4,636	4,817
Assets held for sale	5,792	—
Total current assets	118,151	132,841

Property, plant and equipment, net	32,499	41,967
Investment securities	1,953	1,952
Other assets	844	593
Total assets	$153,447	$177,353

Liabilities and stockholders' equity:
Current portion of long-term debt	$139	$154
Line of credit agreements	18,970	20,676
Accounts payable	11,057	11,503
Accrued expenses	14,690	17,272
Customer deposits	1,135	3,650
Billings in excess of costs and estimated earnings on uncompleted contracts	15,843	25,053
Total current liabilities	61,834	78,308

Long-term debt	18,016	18,086
Pension and retirement obligations	12,617	16,300

Total liabilities	92,467	112,694

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value; authorized 8,500,000 shares; no shares issued and outstanding	—	—
Common stock, $.20 par value; authorized 30,000,000 shares; issued 10,776,981 shares at June 28, 2002 and 10,739,753 shares at December 31, 2001	2,155	2,148
Additional paid-in capital	49,267	49,030
Common stock in treasury, at cost; 352,500 shares	(4,709)	(4,709)
Retained earnings	14,648	18,561
Accumulated other comprehensive loss	(381)	(371)
Total stockholders' equity	60,980	64,659
Total liabilities and stockholders' equity	$153,447	$177,353

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 28, 2002	June 29, 2001

Sales	$34,221	$48,097
Cost of sales	22,038	36,124
Gross profit	12,183	11,973

Operating expenses:
Selling, general and administrative	7,478	6,860
Research and development	6,646	6,810
Restructuring charge	1,921	—
REALimage transition costs	—	2,944

Operating expenses	16,045	16,614
	(3,862)	(4,641)
Gain on curtailment of pension plan	3,575	—

Operating loss	(287)	(4,641)

Other expense, net	(362)	(567)
Loss before income taxes	(649)	(5,208)

Income tax expense (benefit)	75	(76)
Net loss	$(724)	$(5,132)

Loss per common share:
Basic and Diluted	$(0.07)	$(0.50)

Weighted average common and common equivalent shares outstanding:
Basic and Diluted	10,424	10,348

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 28, 2002	June 29, 2001

Sales	$66,784	$87,729
Cost of sales	45,007	62,541
Gross profit	21,777	25,188

Operating expenses:
Selling, general and administrative	14,051	16,322
Research and development	13,027	16,039
Restructuring charge	1,921	—
REALimage transition costs	—	2,944
Operating expenses	28,999	35,305
	(7,222)	(10,117)
Gain on curtailment of pension plan	3,575	—
Gain on sale of business unit	96	—
Operating loss	(3,551)	(10,117)

Other expense, net	(970)	(1,139)

Loss before income taxes	(4,521)	(11,256)

Income tax benefit	(608)	—
Net loss	$(3,913)	$(11,256)

Net loss per common share:
Basic and Diluted	$(0.38)	$(1.13)

Weighted average common and common equivalent shares outstanding:
Basic and Diluted	10,410	9,965

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended
	June 28, 2002	June 29, 2001

Net loss	$(724)	$(5,132)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(13)
Unrealized gains (losses) on securities	(39)	329

Other comprehensive income (loss) before income taxes	(39)	316

Income tax benefit related to items of other comprehensive income (loss)	—	—
Other comprehensive income (loss), net of income taxes	(39)	316

Comprehensive loss	$(763)	$(4,816)

	Six Months Ended
	June 28, 2002	June 29, 2001
Net loss	$(3,913)	$(11,256)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	6
Unrealized losses on securities	(10)	(175)

Other comprehensive loss before income taxes	(10)	(169)

Income tax benefit related to items of other comprehensive loss	—	—
Other comprehensive loss, net of income taxes	(10)	(169)

Comprehensive loss	$(3,923)	$(11,425)

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 28, 2002	June 29, 2001
Cash flows from operating activities:
Net loss	$(3,913)	$(11,256)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,999	7,069
Gain on curtailment of pension plan	(3,575)	—
Gain on sale of business unit	(96)	—
Gain on sale of investment securities	—	(319)
Loss on disposal of property, plant and equipment	76	335
Provision for losses on accounts receivable	679	333
Provision for obsolete and excess inventories	887	529
Provision for warranty expense	341	663
Other, net	110	32
Changes in working capital:
Accounts receivable	6,403	1,758
Inventories	3,345	(4,873)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(1,730)	(8,596)
Prepaid expenses and deposits	182	236
Accounts payable	(446)	380
Accrued expenses	(3,033)	141
Customer deposits	(2,515)	1,606
Net cash provided by (used in) operating activities	1,714	(11,962)
Cash flows from investing activities:
Proceeds from sale of investment securities	38	3,594
Purchases of property, plant and equipment	(1,633)	(4,977)
Proceeds from sale of property, plant and equipment	—	7
Increase in other assets	(395)	(26)
Net cash used in investing activities	(1,990)	(1,402)
Cash flows from financing activities:
Borrowings under line of credit agreements and other long-term debt	104,543	125,311
Payments under line of credit agreements and other long-term debt	(106,333)	(110,965)
Decrease (increase) in restricted cash	(45)	1,032
Proceeds from issuance of common stock	224	209
Net cash provided by (used in) financing activities	(1,611)	15,587
Effect of foreign exchange rate on cash and cash equivalents	—	5
Net change in cash and cash equivalents	(1,887)	2,228
Cash and cash equivalents at beginning of year	10,651	11,898
Cash and cash equivalents at end of period	$8,764	$14,126

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,050	$1,081
Income taxes	77	237

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.        SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with accounting principles generally accepted in the United States of America.  This report on Form 10-Q for the three and six months ended June 28, 2002 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2001.

The accompanying unaudited condensed consolidated balance sheets and statements of operations, comprehensive loss and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows. The results of operations for the interim three and six month periods ended June 28, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 2001 condensed consolidated financial statements and notes have been reclassified to conform to the 2002 presentation.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 is effective for transactions initiated after December 31, 2002.  Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value.  A liability is incurred when an event obligates the entity to transfer or use assets.  We do not expect the adoption of this statement to have a material impact on our financial statements.

Liquidity

Management believes that existing cash, cash equivalents, borrowings available under our various borrowing facilities, other asset-related cash sources and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months.  The Foothill Facility expires in December 2002 and the Overdraft Facility expires on November 30, 2002 (see note 3).  We are currently pursuing other credit facilities to replace the expiring Foothill Facility and Overdraft Facility; however, there can be no assurances that we will be successful in renegotiating our existing borrowing facilities or obtaining additional debt or equity financing.  Our cash and cash equivalents, subject to various restrictions, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

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

2.        INVENTORIES

Inventories consist of the following (in thousands):

	June 28, 2002	December 31, 2001
	(Unaudited)

Raw materials	$18,948	$22,437
Work-in-process	10,382	10,047
Finished goods	4,904	5,742
	$34,234	$38,226

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

In December 2000, we entered into a secured credit facility (the “Foothill Facility”) with Foothill Capital Corporation (“Foothill”).  The Foothill Facility provides for borrowings and the issuance of letters of credit up to $30.0 million.  The Foothill Facility expires in December 2002.  Borrowings under the Foothill Facility bear interest at the Wells Fargo Bank National Association prevailing prime rate plus 1.5% to 3.0%, depending on the amount outstanding.  In addition, the Foothill Facility has an unused line fee equal to 0.375% per annum times the difference between $30.0 million and the sum of the average undrawn portion of the letters of credit and the average daily balance of all outstanding borrowings, payable each quarter.  The Foothill Facility provides Foothill with a first priority perfected security interest in substantially all of our assets, including, but not limited to, all of our intellectual property.  Pursuant to the terms of the Foothill Facility, all of our cash receipts must be deposited into a Foothill controlled account.  The Foothill Facility, among other things, (i) requires us to maintain certain financial ratios and covenants, including a minimum tangible net worth amount that adjusts each quarter, a minimum unbilled receivables to billed receivables ratio that adjusts each quarter and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year; (ii) restricts our ability to incur debt or liens; sell, assign, pledge or lease assets; merge with another company; and (iii) restricts the payment of dividends and repurchase of any of our outstanding shares without the prior consent of the lender.  On July 23, 2002, Foothill granted us a waiver for the one covenant with which we were not in compliance as of June 28, 2002 which requires the ratio of unbilled receivables to net accounts receivable be less than or equal to 1.50:1.00.  Should the need arise, we will negotiate with Foothill to modify and expand various financial ratios and covenants; however, no assurance can be given that such negotiations will result in modifications that will allow us to continue to be in compliance or otherwise be acceptable to us.  We will need to replace the Foothill Facility on or before December 14, 2002.  In the event we are not able to obtain an acceptable credit facility to replace the Foothill Facility on or before December 14, 2002, we may be unable to meet our anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term and long-term basis.  As of June 28, 2002, we had $14.9 million in outstanding borrowings and $5.0 million in outstanding letters of credit under the Foothill Facility.

Evans & Sutherland Computer Limited, a wholly owned subsidiary of Evans & Sutherland Computer Corporation, has a $3.0 million overdraft facility (the “Overdraft Facility”) with Lloyds TSB Bank plc (“Lloyds”).  Borrowings under the Overdraft Facility bear interest at Lloyds’ short-term offered rate plus 1.75% per annum.  As of June 28, 2002, there were $4.0 million in outstanding borrowings.  Lloyds allows us to borrow up to $5.0 million on the Overdraft Facility on condition that $2.0 million of that borrowing is deposited with Lloyds.  The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds’ discretion and expires on November 30, 2002.  Evans & Sutherland Computer Limited executed a letter of pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business.  Covenants contained in the

Overdraft Facility restrict dividend payments from Evans & Sutherland Computer Limited and require maintenance of certain financial covenants.  In addition, at June 28, 2002, we had $0.9 million of cash on deposit with Lloyds in a restricted cash collateral account to support obligations that the bank guarantees.

4.        NET INCOME (LOSS) PER COMMON SHARE

Net loss per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period.  Stock options and the 6% Convertible Subordinated Debentures are considered to be common stock equivalents.

Basic net loss per common share is the amount of net loss for the period available to each share of common stock outstanding during the reporting period.  Diluted net loss per share is the amount of net loss for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

In calculating net loss per common share, net loss was the same for both the basic and diluted calculations for all periods presented.

For the three and six months ended June 28, 2002, outstanding options to purchase 2,419,000 shares of common stock and 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures were excluded from the computation of the diluted net loss per common share because to include them would have been anti-dilutive.

For the three and six months ended June 29, 2001, outstanding options to purchase 2,716,000 shares of common stock, 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures and 378,000 shares of common stock upon the exercise and conversion of warrants to purchase additional Class B-1 Preferred Stock were excluded from the computation of the diluted net loss per common share because to include them would have been anti-dilutive.

5.        SEGMENT AND RELATED INFORMATION

During 2001, our operations included the Simulation Group, the REALimage Solutions Group and the Applications Group.  In the third quarter of 2001, we sold the REALimage Solutions Group.  In the fourth quarter of 2001, we discontinued the RAPIDsite business, which was part of the Applications Group.  Also in the fourth quarter of 2001, we consolidated the planetarium equipment business of the Applications Group into the Simulation Group and incorporated the remaining technology of the Applications Group into the Simulation Group.  As a result, in the first six months of 2002, we had only one reportable segment, the development and marketing of visual simulation systems.

6.        GEOGRAPHIC INFORMATION

The following table presents sales by geographic location based on the location of the use of the product or services.  Sales to individual countries greater than 10% of consolidated sales are shown separately (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
	(Unaudited)		(Unaudited)

United States	$18,685	$29,285	$38,445	$49,958
United Kingdom	8,931	9,986	14,918	22,520
Europe (excluding United Kingdom)	2,599	4,515	5,995	7,149
Pacific Rim	3,707	3,044	6,426	5,744
Other	299	1,267	1,000	2,358
	$34,221	$48,097	$66,784	$87,729

The following table presents property, plant and equipment by geographic location based on the location of the assets (in thousands):

	June 28, 2002	December 31, 2001
	(Unaudited)
United States	$30,425	$40,488
Europe	2,074	1,479
	$32,499	41,967

7.             LEGAL PROCEEDINGS

Lockheed Martin Corporation v. Evans & Sutherland Computer Corporation.  On May 2, 2002, we entered into a settlement agreement with Lockheed Martin Corporation and Lockheed Martin Overseas Corporation.  Pursuant to the settlement agreement, the parties agreed to a mutual dismissal of all claims and counterclaims with prejudice, with each party bearing its own attorneys’ fees and costs.  Pursuant to the settlement agreement, Lockheed’s termination of the subcontract that was the subject of the suit is deemed as one for convenience, without cost.

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

9.             RESTRUCTURING CHARGE

In the second quarter of 2002, we continued a restructuring plan focused on reducing our operating cost structure.  As part of the plan, we recorded a charge of $1.9 million related to a reduction in force of approximately 90 employees.  As of June 28, 2002, we had paid $0.1 million in severance benefits.  The majority of the remaining benefits will be paid out over the next two quarters.  The charge was recorded in accordance with Emerging Issues Task Force Issue 94-03 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit (Including Certain Cost Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.”

10.          GAIN ON CURTAILMENT OF PENSION PLAN

During the second quarter of 2002, we recognized a gain on the curtailment of the pension plan of $3.6 million.  Effective April 23, 2002, the Board of Directors approved the curtailment of the pension plan and the redesign of the 401(k) plan to match contemporary market practices and to improve our competitive position by aligning future funding for employee retirement benefits into the 401(k) plan.  This action was implemented by amending the pension plan to curtail accrual of future benefits under the pension plan.  At the same time, the 401(k) plan was amended to permit the Board of Directors to grant additional discretionary matching contributions based on our profitability and other financial and operational considerations.  This change to the pension plan has no effect on the benefits vested to current and previous employees for their past service.  Those benefits will be paid on retirement.  Retirees currently receiving pension payments are also unaffected.  On May 16, 2002, the Board of Directors approved the steps to redesign the supplemental executive retirement plan for changes to be effective during the second half of the year.

11.          ASSETS HELD FOR SALE

We currently own two office buildings which have a book value of $5.8 million that are not considered strategic assets and are being held for sale.  These buildings are no longer being depreciated and are considered to be current assets.  We continue to market the properties to prospective buyers.

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

OVERVIEW

We design, manufacture, market and support visual systems for simulation, with solutions that meet training requirements for a wide range of military and commercial applications.  We also provide this leading-edge visual simulation technology and experience to planetariums and science centers.  We develop and deliver a complete line of image generation, display, database development, and service and support products, matching technology with customer requirements.  Products and solutions range from the desktop PC to among the most advanced visual systems in the world.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period.  Actual results could differ from those estimates.  A summary of significant accounting policies can be found in Note 1 to the consolidated financial statements filed as part of our annual report for the year 2001.  We have identified the accounting policies which are critical to our business and the understanding of our results of operation and financial position.

Revenue Recognition

Revenue from long-term contracts which require significant production, modification or customization is recorded using the percentage-of-completion method, using the ratio of costs incurred to management’s estimate of total anticipated costs.  Our estimates of total anticipated costs include assumptions, such as estimated man-hours to complete, estimated materials costs, estimated subcontract costs, and estimates of other direct and indirect costs.  Actual results may vary significantly from our estimates.  If the actual costs are higher than management’s anticipated total costs, then an adjustment is required to reduce the previously recognized revenue as the ratio of costs incurred to management’s estimate was overstated.  If actual costs are lower than management’s anticipated total costs, then an adjustment is required to increase the previously recognized revenue as the ratio of costs incurred to management’s estimate was understated.

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

Accrued Expenses

Accrued expenses include amounts for liquidated damages and late delivery penalties on contracts on which we are late in delivering our products.  We have included all amounts which management believes we are liable as of June 28, 2002.  These liquidated damages are based, in part, on our estimate of when we will complete certain projects.  To the extent delivery dates are not consistent with our estimates, these liquidated damage accruals may require additional adjustments.

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

RESULTS OF OPERATIONS

The following table presents the percentage of total sales represented by certain items for the periods presented:

	Three Months Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
	(Unaudited)		(Unaudited)
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.4	75.1	67.4	71.3
Gross profit	35.6	24.9	32.6	28.7
Operating Expenses:
Selling, general and administrative	21.9	14.3	21.0	18.6
Research and development	19.4	14.1	19.5	18.3
Restructuring charge	5.6	—	2.9	—
REALimage transition costs	—	6.1	—	3.3
Operating expenses	46.9	34.5	43.4	40.2
	(11.3)	(9.6)	(10.8)	(11.5)
Gain on curtailment of pension plan	10.5	—	5.4	—
Gain on sale of business unit	—	—	.1	—
Operating loss	(.8)	(9.6)	(5.3)	(11.5)
Other expense, net	(1.1)	(1.2)	(1.5)	(1.3)
Loss before income taxes	(1.9)	(10.8)	(6.8)	(12.8)
Income tax expense (benefit)	.2	(0.1)	(.9)	—
Net loss	(2.1)%	(10.7)%	(5.9)%	(12.8)%

Second Quarter 2002 Compared to Second Quarter 2001

Sales

In the second quarter of 2002, sales decreased $13.9 million, or 29% ($34.2 million in the second quarter of 2002 compared to $48.1 million in the second quarter of 2001).  Sales to military customers declined because the second quarter of 2001 included a large amount of revenue from the six large programs which use our Harmony image generator and which are now substantially complete.  No new programs of this size were awarded to produce replacement revenue.  Sales of our PC-based image generator declined in the second quarter of 2002 compared to the second quarter of 2001 because our next generation simFUSION product is nearing production and customers are waiting for the release of this enhanced PC-based image generator, the release of which is expected in the third quarter of 2002.  Sales of our planetarium systems declined as customers delayed their orders in anticipation of our next generation product, Digistar 3, which has now been launched and is beginning to produce orders and revenue.  Sales were also impacted by a worldwide slowdown of demand for planetarium equipment.  Additionally, we sold the REALimage business during the third quarter of 2001 and discontinued the operations of our RAPIDsite business during the fourth quarter of 2001; therefore, those revenues are not included in the second quarter of 2002.  These decreases were partially offset by higher revenues for service and support.   As discussed in the July 25th conference call, we expect sales in the last six months of 2002 to be less than sales during the first half of the year.

Gross Profit

Gross profit increased $0.2 million, or 2% ($12.2 million in the second quarter of 2002 compared to $12.0 million in the second quarter of 2001).  As a percent of sales, gross profit increased to 35.6% in the second quarter of 2002 compared to 24.9% in the second quarter of 2001.  The gross profit percentage increased because the second quarter of 2001 contained a large amount of revenue from the six large, fixed-price defense contracts which use our Harmony image generator.  Each of these contracts is either in a loss position or has a small positive gross margin and significantly decreased the gross margins in the second quarter of 2001.  A much smaller amount of revenue from these contracts was generated in the second quarter of 2002.  Gross margins on sales to commercial airline customers increased as the second quarter of 2002 included positive adjustments for completing programs below cost estimates.  Gross margins in the second quarter of 2002 were also improved by sales of our ESIG image generator to our military customers and sales of our planetarium systems.  This resulted in a gross margin performance in the second quarter of 2002 that is better than all previous quarters since the third quarter of 1999.

Selling, General and Administrative

Selling, general and administrative expenses increased $0.6 million, or 9% ($7.5 million in the second quarter of 2002 compared to $6.9 million in the second quarter of 2001).  As a percent of sales, selling, general and administrative expenses increased to 21.9% in the second quarter of 2002 from 14.3% in the second quarter of 2001.  The higher expenses were due to slightly higher labor costs and expanded marketing efforts for our military, service and support, and planetarium sales.  These increases were partially offset by reduced overhead costs.

Research and Development

Research and development expenses decreased $0.2 million, or 2% ($6.6 million in the second quarter of 2002 compared to $6.8 million in the second quarter of 2001).  As a percent of sales, research and development expense increased to 19.4% in the second quarter of 2002 compared to 14.1% in the second quarter of 2001.  The lower expenses were due to both lower headcount and reduced overhead costs.  These decreases were partially offset by one-time material purchases for the development of both our new EP-1000 line of visual systems for commercial simulation and our new PC-based products.

Restructuring Charge

In the second quarter of 2002, we continued our restructuring plan focused on reducing our operating cost structure.  As part of the plan, we recorded a charge of $1.9 million related to a reduction in force of approximately 90 employees.  As of June 28, 2002, we had paid $0.1 million in severance benefits.  The majority of the remaining benefits will be paid out over the next two quarters.  The charge was recorded in accordance with Emerging Issues Task Force Issue 94-03 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit (Including Certain Cost Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges”. This charge was 5.6% of revenues in the second quarter of 2002.  We did not incur any restructuring charges during the second quarter of 2001.

REALimage Transition Costs

REALimage transition costs included all expenses associated with the REALimage Solutions Group that were incurred in the second quarter of 2001.  During the second quarter of 2001, these costs totaled $2.9 million, or 6.1% of revenues.  There were no REALimage transition costs in the second quarter of 2002 as we sold the REALimage Solutions Group during the third quarter of 2001.

Gain on Curtailment of Pension Plan

During the second quarter of 2002, we recognized a gain on the curtailment of the pension plan of $3.6 million. This gain was 10.5% of revenues in the second quarter of 2002.  There was no such gain during the second quarter of 2001. Effective April 23, 2002, the Board of Directors approved the curtailment of the pension plan and the redesign of the 401(k) plan to match contemporary market practices and to improve our competitive position by aligning future funding for employee retirement benefits into the 401(k) plan.  This action was implemented by amending the pension plan to curtail accrual of future benefits under the pension plan.  At the same time, the 401(k) plan was amended to permit the Board of Directors to grant additional discretionary matching contributions based on our profitability and other financial and operational considerations.  This change to the pension plan has no effect on the benefits vested to current and previous employees for their past service.  Those benefits will be paid on retirement.  Retirees currently receiving pension payments are also unaffected.  On May 16, 2002, the Board of Directors approved the steps to redesign the supplemental executive retirement plan for changes to be effective during the second half of the year.

Other Expense, Net

Other expense, net decreased $0.2 million, or 36% ($0.4 million in the second quarter of 2002 compared to $0.6 million in the second quarter of 2001).  There was almost no interest income in the second quarter of 2002 compared to $5,000 in the second quarter of 2001.  Interest expense was essentially unchanged at $0.6 million in the second quarter of 2002 compared to the second quarter of 2001.

Income Taxes

Income tax expense of $0.1 million was recorded in the second quarter of 2002 relating to income tax of one of our foreign subsidiaries.  During the second quarter of 2001 an income tax benefit of $0.1 million was recorded.

Six Months ended June 28, 2002 Compared to six months ended June 29, 2001

Sales

In the first six months of 2002, sales decreased by $20.9 million, or 24% ($66.8 million in the first six months of 2002 compared to $87.7 million in the first six months of 2001).  Sales to military customers declined because the first six months of 2001 included a large amount of revenue from the six large programs which now use our Harmony image generator and which are now substantially complete.  No new programs of this size were awarded to produce replacement revenue.  Sales of our PC-based image generator declined in the first six months of 2002 compared to the first six months of 2001 because our next generation simFUSION product is nearing production and customers are waiting for the release of this enhanced PC-based image generator, the release of which is expected in the third quarter of 2002.  Sales of our planetarium systems declined as customers delayed their orders in anticipation of our next generation product, Digistar 3, which has now been launched and is beginning to produce orders and revenue.  Sales were also impacted by a worldwide slowdown of demand for planetarium equipment.  Additionally, we sold the REALimage business during the third quarter of 2001 and discontinued the operations of our RAPIDsite business during the fourth quarter of 2001; therefore, those revenues are not included in the first six months of 2002.  These decreases were partially offset by higher revenues for service and support.  As discussed in the July 25th conference call, we expect sales in the last six months of 2002 to be less than sales during the first half of this year.

Gross Profit

Gross profit decreased $3.4 million, or 14% ($21.8 million in the first six months of 2002 compared to $25.2 million in the first six months of 2001).  As a percent of sales, gross profit increased to 32.6% in the first six months of 2002 compared to 28.7% in the first six months of 2001.  The gross profit percentage increased because the first six months of 2001 contained a large amount of revenue from the six large, fixed-price defense contracts which use our Harmony image generator.  Each of these contracts is either in a loss position or has a small positive gross margin and significantly decreased the gross margins in the first six months of 2001.  A much smaller amount of revenue from these contracts was generated in the first six months of 2002.  Gross margins on sales to commercial airline customers were up as the first six months of 2002 included positive adjustments for completing programs below cost estimates.  Gross margins in the first six months of 2002 were also improved by sales of our ESIG image generator to our military customers and sales of our planetarium systems.

Selling, General and Administrative

Selling, general and administrative expenses decreased $2.2 million, or 14%  ($14.1 million in the first six months of 2002 compared to $16.3 million in the first six months of 2001).  As a percent of sales, selling, general and administrative expenses increased to 21.0% in the first six months of 2002 from 18.6% in the first six months of 2001.  The lower expenses were due to lower headcount, lower use of consultants, and lower overheads and were offset partially by expanded marketing efforts for our military, service and support, and planetarium sales.

Research and Development

Research and development expenses decreased $3.0 million, or 19% ($13.0 million in the first six months of 2002 compared to $16.0 million in the first six months of 2001).  As a percent of sales, research and development expense increased to 19.5% in the first six months of 2002 compared to 18.3% in the first six months of 2001.  The lower expenses were due to both lower headcount as the effort required on our Integrator software product decreased as this product nears completion and reduced overhead costs.  These decreases were partially offset by one-time material purchases for the development of both our new EP-1000 line of visual systems for commercial simulation and our new PC based products.

Restructuring Charge

In the first six months of 2002, we continued our restructuring plan focused on reducing our operating cost structure.  As part of the plan, we recorded a charge of $1.9 million related to a reduction in force of approximately 90 employees.  As of June 28, 2002, we paid $0.1 million in severance benefits.  The majority of the remaining benefits will be paid out over the next two quarters.  The charge was recorded in accordance with Emerging Issues Task Force Issue 94-03 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit (Including Certain Cost Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges”.   This charge was 2.9% of revenues in the first six months of 2002.  We did not incur any restructuring charges during the first six months of 2001.

REALimage Transition Costs

REALimage transition costs included all expenses associated with the REALimage Solutions Group that were incurred in the first six months of 2001.  During the first six months of 2001, the costs totaled $2.9 million, or 3.3% of revenues.  There were no REALimage transition costs in the first six months of 2002 as we sold the REALimage Solutions Group during the third quarter of 2001.

Gain on Curtailment of Pension Plan

During the first six months of 2002, we recognized a gain on the curtailment of the pension plan of $3.6 million.  The gain was 5.4% of revenues in the first six months of 2002.  There was no such gain during the first six months of 2001. Effective April 23, 2002, the Board of Directors approved the curtailment of the pension plan and the redesign of the 401(k) plan to match contemporary market practices and to improve our competitive position by aligning future funding for employee retirement benefits into the 401(k) plan.  This action was implemented by amending the pension plan to curtail accrual of future benefits under the pension plan.  At the same time, the 401(k) plan was amended to permit the Board of Directors to grant additional discretionary matching contributions based on our profitability and other financial and operational considerations.  This change to the pension plan has no effect on the benefits vested to current and previous employees for their past service.  Those benefits will be paid on retirement.  Retirees currently receiving pension payments are also unaffected.  On May 16, 2002, the Board of Directors approved the steps to redesign the supplemental executive retirement plan for changes to be effective during the second half of the year.

Gain on Sale of Business Unit

In the first six months of 2002 we recognized a gain on the sale of the REALimage Solutions Group of $0.1 million.  There was no such gain in the first six months of 2001.

Other Expense, Net

Other expense, net decreased $0.1 million, or 15% ($1.0 million in the first six months of 2002 compared to $1.1 million in the first six months of 2001).  There was $7,000 of interest income in the first six months of 2002 compared to $16,000 in the first six months of 2001.  Interest expense increased $0.1 million from $1.1 million in the first six months of 2002 compared to $1.0 million the first six months of 2001.

Income Taxes

Income tax benefit of $0.6 million was recorded in the first six months of 2002.  During the first six months of 2001 no income tax expense or benefit was recorded.   The income tax benefit in the first six months of 2002 was the result of a change in the tax law, which allows us to use additional net operating losses to offset taxable income.  This tax benefit is recorded as a tax refund receivable and we expect to receive this refund during 2002.

FINANCIAL POSITION

At June 28, 2002, we had working capital of $56.3 million, including cash, cash equivalents and restricted cash of $9.7 million, compared to working capital of $54.5 million at December 31, 2001 including cash, cash equivalents and restricted cash of  $11.5 million.  During the first six months of 2002, we generated $1.7 million of cash in our operating activities, used $2.0 million in our investing activities and used $1.6 million in our financing activities.

Cash from our operating activities in the first six months of 2002 was negatively impacted by a net loss of $3.9 million and a non-cash gain of  $3.6 million from the pension plan curtailment.  These uses of cash were offset by $5.0 million in depreciation and amortization, $2.2 million from changes in working capital and $2.0 million in provisions and other non-cash charges.  Changes in working capital during the first six months of 2002 included a $1.7 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.4 million decrease in accounts payable, a $3.0 million decrease in accrued expenses, a $2.5 million decrease in customer deposits and a $3.3 million decrease in inventory.  Our investing activities in the first six months of 2002 included purchases of property, plant and equipment of $1.6 million.  Our financing activities in the first six months of 2002 included net debt payments of $1.8 million.  We currently own two office buildings with a book value of  $5.8 million that are not considered strategic assets and are being held for sale.  These buildings are no longer being depreciated and are considered to be current assets.  We continue to market the properties to prospective buyers.

LIQUIDITY AND CAPITAL RESOURCES

In December 2000, we entered into a secured credit facility (the “Foothill Facility”) with Foothill Capital Corporation (“Foothill”).  The Foothill Facility provides for borrowings and the issuance of letters of credit up to $30.0 million.  The Foothill Facility expires in December 2002. Note 3 to the Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q contains a detailed description of the Foothill Facility.  On July 23, 2002, Foothill granted us a waiver for the one covenant with which we were not in compliance as of June 28, 2002 which requires the ratio of unbilled receivables to net accounts receivable be less than or equal to 1.50:1.00.  Should the need arise, we will negotiate with Foothill to modify and expand various financial ratios and covenants; however, no assurance can be given that such negotiations will result in modifications that will allow us to continue to be in compliance or otherwise be acceptable to us.  We will need to replace the Foothill Facility on or before December 14, 2002.  In the event we are not able to obtain an acceptable credit facility to replace the Foothill Facility on or before December 14, 2002, we may be unable to meet our anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term and long-term basis.  As of June 28, 2002, we had $14.9 million in outstanding borrowings and $5.0 million in outstanding letters of credit under the Foothill Facility.

Evans & Sutherland Computer Limited, a wholly owned subsidiary of Evans & Sutherland Computer Corporation, has a $3.0 million overdraft facility (the “Overdraft Facility”) with Lloyds TSB Bank plc (“Lloyds”).  Borrowings under the Overdraft Facility bear interest at Lloyds’ short-term offered rate plus 1.75% per annum.  As of June 28, 2002, there were $4.0 million in outstanding borrowings.  Lloyds allows us to borrow up to $5.0 million on the Overdraft Facility on condition that $2.0 million of that borrowing is deposited with Lloyds.  The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds’ discretion and expires on

November 30, 2002.  Evans & Sutherland Computer Limited executed a letter of pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business.  Covenants contained in the Overdraft Facility restrict dividend payments from Evans & Sutherland Computer Limited and require maintenance of certain financial covenants.  In addition, at June 28, 2002, we had $0.9 million of cash on deposit with Lloyds in a restricted cash collateral account to support obligations that the bank guarantees.

In July 2000, we formed a joint venture with Quadrant Group plc known as Quest Flight Training Limited (“Quest”).  Quest provides certain equipment, software, training and other goods and services to the Secretary of State for Defence of the U.K. Ministry of Defence and other related governmental entities with regard to an upgrade of the Ministry of Defence E3D Facility and E3D Sentry Aircrew Training Services.  In connection with the services of Quest to the U.K. Ministry of Defence, we guaranteed various obligations of Quest.  Some of our guaranteed obligations are without any maximum amount.  We believe that the guarantees we issued in connection with this project will not be called upon for payment or performance; however, no assurance can be made that we will not be obligated to satisfy the obligations of the guarantees.  The Quest E-3D PFI project was delivered on schedule and continues to provide profitable training revenue.  This year the project was selected as the UK PFI project of the year in its appropriate category.

As of June 28, 2002, we had approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the “6% Debentures”).  The 6% Debentures are unsecured and are convertible at each bondholder’s option into shares of our common stock at a conversion price of $42.10 or 428,000 shares of our common stock, subject to adjustment.  The 6% Debentures are redeemable at our option, in whole or in part, at par.

On February 18, 1998, our Board of Directors authorized the repurchase of up to 600,000 shares of our common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996.  On September 8, 1998, our Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock.  Between February 18, 1998 and December 31, 1999, we repurchased 1,136,500 shares of our common stock, leaving 463,500 shares available for repurchase as of May 6, 2001.  We did not repurchase any shares of our stock during 2001 or in the first six months of 2002.  Stock may be acquired in the open market or through negotiated transactions.  Under the program, repurchases may be made from time to time, depending on market conditions, share price, and other factors.  The Foothill Facility requires that we obtain prior consent from Foothill before we repurchase any shares.

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

We believe that the principal sources of liquidity for the remainder of 2002 will be a result of cash flows from operations and proceeds on the sale of certain of our buildings which, during the three months ending June 28, 2002, have been designated by management as assets held for sale.  Positive cash flows from operations during the remainder of 2002 are largely expected as a result of the restructuring which has taken place, the progress to date on our six Harmony image generator fixed-price contracts and further cost-cutting measures which will be implemented during 2002.  Circumstances that could materially affect liquidity in the remainder of 2002 include, but are not limited to, the following:  (i) our ability to meet contractual milestones related to the delivery and integration of our Harmony image generators, (ii) our ability to successfully develop and produce new technologies and products, (iii) our ability to meet our forecasted sales levels during 2002, (iv) our ability to reduce costs and expenses, (v) our ability to maintain our commercial simulation business in light of current economic conditions and (vi) our ability to favorably negotiate sale agreements related to certain of our buildings.

Management believes that existing cash, cash equivalents, borrowings available under our various borrowing facilities, other asset-related cash sources and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months.  The Foothill Facility expires in December 2002 and the Overdraft Facility expires on November 30, 2002.  We are currently pursuing other credit facilities to replace the expiring Foothill Facility and the Overdraft Facility; however, there can be no assurances that we will be successful in renegotiating our existing borrowing facilities or obtaining additional debt or equity financing. Our cash and cash equivalents, subject to various restrictions previously set forth, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

TRADEMARKS USED IN THIS FORM 10-Q

E&S, Harmony, Integrator, RAPIDsite, REALimage, simFUSION, EP-1000 and Digistar 3 are trademarks or registered trademarks of Evans & Sutherland Computer Corporation.  All other product, service, or trade names or marks are the properties of their respective owners.

Item 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates.  Our international sales, which accounted for 42 % of our total sales in the six months ended June 28, 2002, are concentrated in the United Kingdom, continental Europe and Asia.  Foreign currency purchase and sale contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  We do not enter into contracts for trading purposes and do not use leveraged contracts.  As of June 28, 2002, we had one material sales or purchase contract in currencies other than U.S. dollars and no foreign currency sales or purchase contracts.

We reduce our exposure to changes in interest rates by maintaining a high proportion of our debt in fixed-rate instruments.  As of June 28, 2002, 49% of our total debt was in fixed-rate instruments. Had we fully drawn on our $30 million revolving line of credit with Foothill Capital Corporation and our foreign line of credit, 38% of our total debt would be in fixed-rate instruments.

The information below summarizes our market risks associated with debt obligations as of June 28, 2002.  Fair values have been determined by quoted market prices.  For debt obligations, the table below presents the principal cash flows and related interest rates by fiscal year of maturity.  Bank borrowings bear variable rates of interest and the 6% Debentures bear a fixed rate of interest. The information below should be read in conjunction with note 3 of Notes to the Condensed Consolidated Financial Statements in Part I of this quarterly report.

	Rate	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Debt
Notes Payable/Other	9.0%	$19,109	—	—	—	—	—	$19,109	$19,109

6% Debentures	6.0%	—	—	—	—	—	$18,016	$18,016	$6,756

		—	—	—	—	—	—	—	—

Total long-term debt		$19,109	—	—	—	—	$18,016	$37,125	$25,865

PART II - OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

Lockheed Martin Corporation v. Evans & Sutherland Computer Corporation.  On May 2, 2002, we entered into a settlement agreement with Lockheed Martin Corporation and Lockheed Martin Overseas Corporation.  Pursuant to the settlement agreement, the parties agreed to a mutual dismissal of all claims and counterclaims with prejudice, with each party bearing its own attorneys’ fees and costs.  Pursuant to the settlement agreement, Lockheed’s termination of the subcontract that was the subject of the suit is deemed as one for convenience, without cost.

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

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on May 16, 2002.  Proxies for the meeting were solicited pursuant to Regulation 14A.

The Board of Directors is divided into three classes whose terms expire at successive annual meetings.  Accordingly, not all Directors are elected at each Annual Meeting of Shareholders.  Mr. Gerald S. Casilli and Mr. Wolf-Dieter Hass were re-elected as Directors and shall serve a three-year term expiring in 2005.  The continuing directors are James R. Oyler and Ivan E. Sutherland.

The matters described below were voted on at the meeting and the results are as follows:

1.        Election of Gerald S. Casilli and Wolf-Dieter Hass to serve until the 2005 Annual Meeting of Shareholders.

	For	Withheld	Against

Gerald S. Casilli	6,903,916	39,462	—
Wolf-Dieter Hass	6,903,945	39,433	—

2.        The ratification of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2002.

For	Against	Abstain	Non-vote

6,927,008	3,894	12,476	—

Item 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

99.1  Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(b)    Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date	August 9, 2002	By:	/S/ William M. Thomas
William M. Thomas, Vice President,
Chief Financial Officer, Treasurer and Corporate Secretary
(Authorized Officers)
(Principal Financial Officer)