Form 10-Q
period 2002-09-27
EVANS & SUTHERLAND COMPUTER CORP
filed 2002-11-12
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended September 27, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding at November 4, 2002 was 10,442,456.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended September 27, 2002

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	September 27,	December 31,
	2002	2001
Assets:
Cash and cash equivalents	$9,538	$10,651
Restricted cash	724	870
Accounts receivable, less allowance for doubtful receivables of $1,861 at September 27, 2002 and $6,413 at December 31, 2001	22,205	30,516
Inventories	33,919	38,226
Costs and estimated earnings in excess of billings on uncompleted contracts	33,198	47,761
Prepaid expenses and deposits	4,835	4,817
Assets held for sale	5,792	-
Total current assets	110,211	132,841
Property, plant and equipment, net	31,313	41,967
Investment securities	1,925	1,952
Other assets	595	593
Total assets	$144,044	$177,353

Liabilities and stockholders' equity:
Current portion of long-term debt	$100	$154
Line of credit agreements	16,940	20,676
Accounts payable	10,739	11,503
Accrued expenses	11,869	17,272
Customer deposits	1,525	3,650
Billings in excess of costs and estimated earnings on uncompleted contracts	12,297	25,053
Total current liabilities	53,470	78,308

Long-term debt	18,106	18,086
Pension and retirement obligations	13,182	16,300
Total liabilities	84,758	112,694

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value; authorized 8,500,000 shares; no shares issued and outstanding	-	-
Common stock, $.20 par value; authorized 30,000,000 shares; issued 10,790,884 shares at September 27, 2002 and 10,739,753 shares at December 31, 2001	2,158	2,148
Additional paid-in capital	49,356	49,030
Common stock in treasury, at cost; 352,500 shares	(4,709)	(4,709)
Retained earnings	12,889	18,561
Accumulated other comprehensive loss	(408)	(371)
Total stockholders' equity	59,286	64,659
Total liabilities and stockholders' equity	$144,044	$177,353

See accompanying notes to condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 27, 2002	September 28, 2001
Sales	$26,592	$29,601
Cost of sales	15,324	27,808
Gross profit	11,268	1,793
Operating expenses:
Selling, general and administrative	5,868	8,057
Research and development	6,552	6,847
Restructuring charge	-	2,088
REALimage transition costs	-	2,353
Operating expenses	12,420	19,345
	(1,152)	(17,552)
Gain on sale of business unit	157	504
Operating loss	(995)	(17,048)
Other income (expense), net	(689)	(939)
Loss before income taxes	(1,684)	(17,987)
Income tax expense (benefit)	75	(1,678)
Net loss	$(1,759)	$(16,309)
Loss per common share:
Basic and diluted	$(0.17)	$(1.57)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	10,431	10,365

See accompanying notes to condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 27, 2002	September 28, 2001
Sales	$93,376	$117,330
Cost of sales	60,331	90,349
Gross profit	33,045	26,981
Operating expenses:
Selling, general and administrative	19,919	24,379
Research and development	19,579	22,886
Restructuring charge	1,921	2,088
REALimage transition costs	-	5,297
Operating expenses	41,419	54,650
	(8,374)	(27,669)
Gain on curtailment of pension plan	3,575	-
Gain on sale of business unit	253	504
Operating loss	(4,546)	(27,165)
Other income (expense), net	(1,659)	(2,078)
Loss before income taxes	(6,205)	(29,243)
Income tax benefit	(533)	(1,678)
Net loss	$(5,672)	$(27,565)
Net loss per common share:
Basic and diluted	$(0.54)	$(2.73)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	10,414	10,098

See accompanying notes to condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended
	September 27, 2002	September 28, 2001
Net loss	$(1,759)	$(16,309)
Other comprehensive income (loss):
Unrealized losses on securities	(27)	(94)
Other comprehensive loss before income taxes	(27)	(94)
Income tax benefit related to items of other comprehensive loss	-	-
Other comprehensive loss, net of income taxes	(27)	(94)
Comprehensive loss	$(1,786)	$(16,403)

	Nine Months Ended
	September 27, 2002	September 28, 2001
Net loss	$(5,672)	$(27,565)
Other comprehensive income (loss): Foreign currency translation adjustments	-	6
Unrealized losses on securities	(37)	(269)
Other comprehensive loss before income taxes	(37)	(263)
Income tax benefit related to items of other comprehensive loss	-	-
Other comprehensive loss, net of income taxes	(37)	(263)
Comprehensive loss	$(5,709)	$(27,828)

See accompanying notes to condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 27, 2002	September 28, 2001
Cash flows from operating activities:
Net loss	$(5,672)	$(27,565)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,062	10,424
Gain on curtailment of pension plan	(3,575)	-
Gain on sale of business unit	(253)	(504)
Gain on sale of investment securities	-	(319)
Loss on disposal of property, plant and equipment	76	310
Provision for losses on accounts receivable	(501)	630
Provision for obsolete and excess inventories	1,261	756
Provision for warranty expense	481	1,320
Other, net	184	163
Changes in working capital:
Accounts receivable	8,812	1,497
Inventories	3,285	(2,045)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	2,060	403
Prepaid expenses and deposits	(18)	409
Accounts payable	(764)	(7,063)
Accrued expenses	(5,428)	(2,104)
Customer deposits	(2,125)	(27)
Net cash provided by (used in) operating activities	4,885	(23,715)
Cash flows from investing activities:
Proceeds from sale of investment securities	38	3,594
Proceeds from sale of business unit	-	4,000
Purchases of property, plant and equipment	(2,505)	(6,551)
Proceeds from sale of property, plant and equipment	-	7
Increase in other assets	(218)	(25)
Net cash used in investing activities	(2,685)	1,025
Cash flows from financing activities:
Borrowings under line of credit agreements and other long-term debt	147,322	186,081
Payments under line of credit agreements and other long-term debt	(151,091)	(171,180)
Decrease (increase) in restricted cash	146	991
Proceeds from issuance of common stock	310	350
Net cash provided by (used in) financing activities	(3,313)	16,242
Effect of foreign exchange rate on cash and cash equivalents	-	6
Net change in cash and cash equivalents	(1,113)	(6,442)
Cash and cash equivalents at beginning of year	10,651	11,898
Cash and cash equivalents at end of period	$9,538	$5,456

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,645	$2,042
Income taxes	225	750

See accompanying notes to condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with accounting principles generally accepted in the United States of America.  This report on Form 10-Q for the three and nine months ended September 27, 2002 should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2001.

The accompanying unaudited condensed consolidated balance sheets and statements of operations, comprehensive loss and cash flows reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows. The results of operations for the interim three and nine month periods ended September 27, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 2001 condensed consolidated financial statements and notes have been reclassified to conform to the 2002 presentation.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The Statement rescinds SFAS No 4, “Reporting Gains and Losses from Extinguishments of Debt,” and an amendment of that Statement, SFAS No 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No 145 recognizes that the use of debt extinguishment can be a part of the risk management strategy of a company and hence, the classification of all early extinguishments of debt as an extraordinary item may no longer be appropriate.  In addition, the Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  Provisions of this Statement, as they relate to Statement No. 13, are to be effective for transactions occurring after May 15, 2002.  Provisions, which relate to Statement No. 4, are effective for fiscal years beginning after May 15, 2002.  We do not expect the adoption of this statement to have a material impact on our financial statements.

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

Liquidity

Management believes that existing cash, cash equivalents, expected borrowings available under our various borrowing facilities after they are renewed, other asset-related cash sources and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months.  Our cash and cash equivalents, subject to various restrictions, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.  We are currently in negotiations with both Foothill Capital Corporation and Lloyds TSB Bank plc to renew the Foothill Facility and the Overdraft Facility.  We expect both of these negotiations to be successful and for the Foothill Facility and the Overdraft Facility to be renewed.  We have received a draft term sheet from Foothill which is subject to approval by us and by Foothill’s credit committee.

There can be no assurances that we will, in fact, be successful in these negotiations or that the Foothill Facility and the Overdraft Facility will be renewed.   In the event our negotiations are unsuccessful and our various borrowing facilities are not renewed or become unavailable, we are unable to facilitate the timely delivery of products pursuant to the terms of various agreements with third parties, or certain of our contracts are adversely impacted for failure to meet delivery requirements, we may be unable to meet our anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term or long-term basis.

2.             INVENTORIES

Inventories consist of the following (in thousands):

	September 27, 2002	December 31, 2001
	(Unaudited)
Raw materials	$15,967	$22,437
Work-in-process	12,119	10,047
Finished goods	5,833	5,742
	$33,919	$38,226

3.             DEBT

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

In December 2000, we entered into a secured credit facility (the “Foothill Facility”) with Foothill Capital Corporation (“Foothill”).  The Foothill Facility provides for borrowings and the issuance of letters of credit up to $30.0 million.  The Foothill Facility expires in December 2002.  Borrowings under the Foothill Facility bear interest at the Wells Fargo Bank National Association prevailing prime rate plus 1.5% to 3.0%, depending on the amount outstanding.  In addition, the Foothill Facility has an unused line fee equal to 0.375% per annum times the difference between $30.0 million and the sum of the average undrawn portion of the letters of credit and the average daily balance of all outstanding borrowings, payable each quarter.  The Foothill Facility provides Foothill with a first priority perfected security interest in substantially all of our assets, including, but not limited to, all of our intellectual property.  Pursuant to the terms of the Foothill Facility, all of our cash receipts must be deposited into a Foothill controlled account.  The Foothill Facility, among other things, (i) requires us to maintain certain financial ratios and covenants, including a minimum tangible net worth amount that adjusts each quarter, a minimum unbilled receivables to billed receivables ratio that adjusts each quarter and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year; (ii) restricts our ability to incur debt or liens; sell, assign, pledge or lease assets; merge with another company; and (iii) restricts the payment of dividends and repurchase of any of our outstanding shares without the prior consent of the lender.   Should the need arise, we will negotiate with Foothill to modify and expand various financial ratios and covenants; however, no assurance can be given that such negotiations will result in modifications that will allow us to continue to be in compliance or otherwise be acceptable to us.  We were in compliance with all financial covenants and ratios as of September 27, 2002.  We will need to replace the Foothill Facility on or before December 14, 2002.  We are currently in negotiations with Foothill to renew the Foothill Facility.  We expect these negotiations to be successful and for the Foothill Facility to be renewed.  We have received a draft term sheet from Foothill which is subject to approval by us and by Foothill’s credit committee.  There can be no assurances that we will, in fact, be successful in these negotiations or that the Foothill Facility will be renewed.  In the event our negotiations are unsuccessful and the Foothill Facility is not renewed or becomes unavailable on or before December 14, 2002, we may be unable to meet our anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term and long-term basis.  As of September 27, 2002, we had $12.4 million in outstanding borrowings and $4.8 million in outstanding letters of credit under the Foothill Facility.

Evans & Sutherland Computer Limited, a wholly owned subsidiary of Evans & Sutherland Computer Corporation, has a $3.0 million overdraft facility (the “Overdraft Facility”) with Lloyds TSB Bank plc (“Lloyds”).  Borrowings under the Overdraft Facility bear interest at Lloyds’ short-term offered rate plus 1.75% per annum.  As of September 27, 2002, there were $4.8 million in outstanding borrowings.  Lloyds allows us to borrow up to $5.0 million on the Overdraft Facility on condition that $2.0 million of that borrowing is deposited with Lloyds.  The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds’ discretion and expires on November 30, 2002.  We are currently in negotiations with Lloyds to renew the Overdraft Facility.  We expect these negotiations to be successful and for the Overdraft Facility to be renewed.  There can be no assurances that we will, in fact, be successful in these negotiations or that the Overdraft Facility will be renewed.  In the event our negotiations are unsuccessful and the Overdraft Facility is not renewed or becomes unavailable on or before November 30, 2002, we may be unable to meet our anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term and long-term basis.  Evans & Sutherland Computer Limited executed a letter of pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business.  Covenants contained in the Overdraft Facility restrict dividend payments from Evans & Sutherland Computer Limited and require maintenance of certain financial covenants.  In addition, at September 27, 2002, we had $0.7 million of cash on deposit with Lloyds in a restricted cash collateral account to support obligations that the bank guarantees.

4.             NET INCOME (LOSS) PER COMMON SHARE

Net loss per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period.  Stock options and the 6% Convertible Subordinated Debentures are considered to be common stock equivalents.

Basic net loss per common share is the amount of net loss for the period attributable to each share of common stock outstanding during the reporting period.  Diluted net loss per share is the amount of net loss for the period attributable to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

In calculating net loss per common share, net loss was the same for both the basic and diluted calculations for all periods presented.

For the three and nine months ended September 27, 2002, outstanding options to purchase 2,369,568 shares of common stock and 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures were excluded from the computation of the diluted net loss per common share because to include them would have been anti-dilutive.

For the three and nine months ended September 28, 2001, outstanding options to purchase 2,461,000 shares of common stock, 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures, 901,000 shares of common stock issuable upon conversion of the Company’s Class B-1 Preferred Stock and 378,000 shares of common stock upon the exercise and conversion of warrants to purchase additional Class B-1 Preferred Stock were excluded from the computation of the diluted net loss per common share because to include them would have been anti-dilutive.

5.             SEGMENT AND RELATED INFORMATION

During 2001, our operations included the Simulation Group, the REALimage Solutions Group and the Applications Group.  In the third quarter of 2001 we sold the REALimage Solutions Group.  In the fourth quarter of 2001 we discontinued the RAPIDsite business, which was part of the Applications Group.  Also in the fourth quarter of 2001, we consolidated the planetarium equipment business of the Applications Group into the Simulation Group and incorporated the remaining technology of the Applications Group into the Simulation Group.  As a result, in the first nine months of 2002 we had only one reportable segment, the development and marketing of visual simulation systems.

6.             GEOGRAPHIC INFORMATION

The following table presents sales by geographic location based on the location of the use of the product or services.  Sales to individual countries greater than 10% of consolidated sales are shown separately (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
	(Unaudited)		(Unaudited)
United States	$19,692	$23,975	$58,137	$73,933
United Kingdom	4,742	1,459	19,660	23,979
Europe (excluding United Kingdom)	1,338	2,032	7,333	9,181
Pacific Rim	566	1,972	6,992	7,716
Other	254	163	1,254	2,521
	$26,592	$29,601	$93,376	$117,330

The following table presents property, plant and equipment by geographic location based on the location of the assets (in thousands):

	September 27, 2002	December 31, 2001
	(Unaudited)
United States	$29,393	$40,488
Europe	1,920	1,479
	$31,313	41,967

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

9.             RESTRUCTURING CHARGE

In the second quarter of 2002, we continued a restructuring plan focused on reducing our operating cost structure.  As part of the plan, we recorded a charge of $1.9 million related to a reduction in force of approximately 90 employees.  As of September 27, 2002, we had paid $0.8 million in severance benefits.  The majority of the remaining benefits will be paid out over the next two quarters.  The charge was recorded in accordance with Emerging Issues Task Force Issue 94-03 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit (Including Certain Cost Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.”

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

Amendments to the Supplemental Executive Retirement Plan (SERP) were approved at the May 16, 2002 Board meeting.  Changes to the SERP documents implementing those amendments were completed in the third quarter of 2002.  Those amendments were made for consistency with changes to our qualified pension plan earlier in 2002.  Specifically, we changed both plans from defined pension benefits funded solely by the Company to 401(k) retirement benefits funded through both employee and company contributions. The plans are also now consistent in other areas including freezing new participants and freezing further pension gains from any future salary increases.  The gain resulting from the curtailment of the SERP was not material.

11.          ASSETS HELD FOR SALE

We currently own two office buildings which have a book value of $5.8 million that are not considered strategic assets and are being held for sale.  These buildings are no longer being depreciated and are considered to be current assets.  We continue to market the properties to prospective buyers.

12.          RECENT DEVELOPMENT

On November 8, 2002, we implemented a restructuring plan which affected approximately 140 employees, or 22 % of our then current workforce, in order to create an operating cost structure which is in line with anticipated 2003 revenues.  During the third quarter of 2001, we recorded a charge of approximately $2.1 million relating to a reduction in force of approximately 80 employees during that quarter, in accordance with Emerging Issues Task Force Issue 94-03 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit (Including Certain Cost Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges”.  During the second quarter of 2002, we also recorded a charge of approximately $1.9 million related to a reduction in force of approximately 90 employees during that quarter.  The November 8, 2002 workforce reduction included positions from all areas of the company.  The total expected restructuring charges for the fourth quarter of 2002 that will result from the November 8, 2002 workforce reduction are estimated to be between $3 million and $4 million.

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  These forward-looking statements include, but are not limited to:

•      Our expectation that our negotiations to renew the Foothill Facility and Overdraft Facility will be successful;

•      Our six large, fixed-price defense contracts which use our Harmony image generator (the “Big 6 programs”) being essentially completed based on our current estimates by 2002 year end;

•      Our belief that the guarantees we issued in connection with the Quest Flight Training Ltd. project will not be called upon for payment or performance; and

•      Our belief that the November 8, 2002 workforce reduction will not have a material adverse effect on our liquidity or capital resources.

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

RECENT DEVELOPMENT

On November 8, 2002, we implemented a restructuring plan which affected approximately 140 employees, or 22 % of our then current workforce, in order to create an operating cost structure which is in line with anticipated 2003 revenues.  During the third quarter of 2001, we recorded a charge of approximately $2.1 million relating to a reduction in force of approximately 80 employees during that quarter, in accordance with Emerging Issues Task Force Issue 94-03 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit (Including Certain Cost Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges”.  During the second quarter of 2002, we also recorded a charge of approximately $1.9 million related to a reduction in force of approximately 90 employees during that quarter.  The November 8, 2002 workforce reduction included positions from all areas of the company.  The total expected restructuring charges for the fourth quarter of 2002 that will result from the November 8, 2002 workforce reduction are estimated to be between $3 million and $4 million.

OVERVIEW

We design, manufacture, market and support visual systems for simulation, with solutions that meet training requirements for a wide range of military and commercial applications.  We also provide this leading-edge visual simulation technology and experience to planetariums, science centers, and entertainment venues.  We develop and deliver a complete line of image generation, display, database development, and service and support products, matching technology with customer requirements.  Products and solutions range from the desktop PC to the most advanced visual systems in the world.

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

Commercial Simulation

In civil aviation, we provide visual systems to almost every major airline and aircraft manufacturer in the world.  We offer a full range of FAA approved solutions for Level D, Level C, Level A/B, and desktop training, as well as upgrades for existing systems.

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

Inventories

Inventory amounts include materials at standard costs, which approximates average costs.  Inventory also includes inventoried costs on programs and long-term contracts which includes direct engineering and production costs as well as applicable overhead, not in excess of estimated realizable value, which have not yet been recognized as cost of sales.  We periodically review inventories for excess and obsolete amounts as well as for amounts which are in excess of estimated realizable value, and provide a reserve that we consider sufficient to cover these items.  Assumptions on which we estimate this reserve include future sales, pricing of future products and estimates of total anticipated costs to complete projects.  Changes in any of these assumptions would result in adjustments to our operating results.

Accrued Expenses

Accrued expenses include amounts for liquidated damages and late delivery penalties on contracts on which we are late in delivering our products.  We have included all amounts which management believes we are liable as of September 27, 2002.  These liquidated damages are based, in part, on our estimate of when we will complete certain projects.  To the extent delivery dates are not consistent with our estimates, these liquidated damage accruals may require additional adjustments.

Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our actual income taxes in each of the jurisdictions in which we operate.  This involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items, such as accrued liabilities, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.  To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include a corresponding adjustment within the tax provision in the statement of operations.  Significant management judgment is required to determine our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets.

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

RESULTS OF OPERATIONS

The following table presents the percentage of total sales represented by certain items for the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 27, 2002	Sept. 28, 2001	Sept. 27, 2002	Sept. 28, 2001
	(Unaudited)		(Unaudited)
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.6	93.9	64.6	77.0
Gross profit	42.4	6.1	35.4	23.0
Operating Expenses:
Selling, general and administrative	22.1	27.2	21.3	20.8
Research and development	24.6	23.1	21.0	19.5
REALimage transition costs	—	8.0	—	4.5
Restructuring charge	—	7.1	2.1	1.8
Operating expenses	46.7	65.4	44.4	46.6
	(4.3)	(59.3)	(9.0)	(23.6)
Gain on curtailment of pension plan	—	—	3.8	—
Gain on sale of business unit	0.6	1.7	0.3	0.4
Operating loss	(3.7)	(57.6)	(4.9)	(23.2)
Other income (expense), net	(2.6)	(3.2)	(1.8)	(1.7)
Loss before income taxes	(6.3)	(60.8)	(6.7)	(24.9)
Income tax expense (benefit)	0.3	(5.7)	(0.6)	(1.4)
Net loss	(6.6% )	(55.1% )	(6.1% )	(23.5% )

Three months ended September 27, 2002 compared to three months ended September 28, 2001

Sales

In the third quarter of 2002, sales decreased $3.0 million, or 10.2% ($26.6 million in the third quarter of 2002 compared to $29.6 million in the third quarter of 2001).  This was primarily caused by a decrease in planetarium system sales resulting from a short-term slowdown in demand for planetarium equipment.  Service and support revenues also declined slightly due to an extremely large spares shipment in the third quarter of 2001 which did not recur in 2002.  Additionally, we sold our REALimage business, therefore, those revenues are not included in the third quarter of 2002.

Gross Profit

Gross profit increased $9.5 million, or 528.4% ($11.3 million in the third quarter of 2002 compared to $1.8 million in the third quarter of 2001).  As a percent of sales, gross profit increased to 42.4% in the third quarter of 2002 compared to 6.1% in the third quarter of 2001.  The gross margin increased due to the fact that the third quarter of 2001 contained a large amount of revenue adjustments from the Big 6 programs.  Each of these contracts is either in a loss position or has a small positive gross margin and significantly decreased the gross margins in the third quarter of 2001.  A much smaller amount of revenue from these contracts was generated in the third quarter of 2002 as these projects are nearing completion.  Gross margins in the third quarter of 2002 were further improved by strong margins on the delivery of production units to our military customers.  Gross margins on sales to commercial airline customers were up as the third quarter of 2002 contained positive adjustments for completing programs below cost estimates and overall improved cost performance.  Gross margins on service and support also improved as a result of delivery mix.  These gross margin increases were partially offset by a decrease in gross margins on planetarium equipment sales.  This decrease was due to positive adjustments in 2001 for completing programs below cost estimates.

A significant factor in our financial performance is the Big 6 programs.  We entered into these contracts between three and five years ago.  However, the Big 6 programs are now near 99% complete based on our current estimates and we expect to have these contracts essentially completed by 2002 year-end.

Selling, General and Administrative

Selling, general and administrative expenses decreased $2.2 million, or 27.2% ($5.9 million in the third quarter of 2002 compared to $8.1 million in the third quarter of 2001).  As a percent of sales, selling, general and administrative expenses decreased to 22.1% in the third quarter of 2002 from 27.2% in the third quarter of 2001.  The reduced expenses were due to lower headcount and lower labor costs resulting from the reductions in force of approximately 80 employees during the third quarter of 2001 and approximately 90 employees during the second quarter of 2002.  Additionally, due to improved collection experience previous bad debt accruals of $1.4 million were reversed which lowered third-quarter expenses.

Research and Development

Research and development expenses decreased $0.2 million, or 4.3% ($6.6 million in the third quarter of 2002 compared to $6.8 million in the third quarter of 2001).  The lower expenses were due to both lower headcount and reduced overhead costs.  As a percent of sales, research and development expense increased to 24.6% in the third quarter of 2002 compared to 23.1% in the third quarter of 2001.  This percent of sales increase was attributable to the $3.0 million decrease in third quarter revenue from 2001 to 2002, as discussed above.

REALimage Transition Costs

REALimage transition costs include all the expenses through August 31, 2001 associated with the REALimage Solutions Group that were incurred in the third quarter of 2001. These costs totaled $2.4 million and were 8.0% of revenues. On August 31, 2001, the Company executed an asset purchase and intellectual property license agreement to sell the REALimage Solutions Group to Real Vision, Inc. for a maximum value of $12.3 million. The consideration to the Company consisted of $4.0 million cash, a receivable for $2.3 million which was collected in 2001, and future royalties payable on a when and if earned basis of up to a maximum of $6.0 million. The consideration to Real Vision, Inc. consisted of REALimage technology, other assets, and an obligation from the Company to provide continued development of the REALimage technology during a seven-month transition period.

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

Gain on Sale of Business Unit

In the third quarter of 2002, we recognized an additional gain on the sale of the REALimage Solutions Group of $0.2 million due to favorable cost performance versus previous estimates.  In the third quarter of 2001, we executed an asset purchase and intellectual property license agreement to sell the REALimage Solutions Group to Real Vision, Inc. and recognized a gain of $0.5 million for the quarter.

Other Income (Expense), Net

Other income (expense), net decreased $0.2 million, or 26.6% ($0.7 million in the third quarter of 2002 compared to $0.9 million in the third quarter of 2001).  There was $29,000 of interest income in the third quarter of 2002 compared to $8,000 in the third quarter of 2001.  Interest expense decreased to $0.5 million in the third quarter of 2002 compared to $0.7 million in the third quarter of 2001 due to reduced debt levels under our credit facilities.

Income Taxes

Income tax expense of $0.1 million was recorded in the third quarter of 2002 relating to income tax of one of our foreign subsidiaries.  During the third quarter of 2001 a tax benefit of $1.7 million was recognized due primarily to the favorable audit resolution of certain potential foreign tax liabilities. This tax benefit was partially offset by a tax payment in Japan for taxes associated with the REALimage transaction during the third quarter of 2001.

Nine months ended September 27, 2002 compared to nine months ended September 28, 2001

Sales

In the first nine months of 2002, sales decreased by $23.9 million, or 20.4% ($93.4 million in the first nine months of 2002 compared to $117.3 million in the first nine months of 2001).  Sales to military customers declined because the first nine months of 2001 included a large amount of revenue from the Big 6 programs.  No new programs of this size were awarded to produce replacement revenue.  Sales of our PC-based image generator declined in the first nine months of 2002 compared to the first nine months of 2001 because our next generation simFUSION product was not yet in production and customers were waiting for the release of this enhanced PC-based image generator.  This launch occurred in the third quarter of 2002 and is now generating orders and revenue.  Sales of our planetarium systems declined as customers delayed their orders of our existing products in anticipation of our next generation product, which has now been launched and is also producing orders and revenue.  Sales were also impacted by a world-wide slowdown of demand for planetarium equipment.  We also sold our REALimage business, therefore, those revenues are not included in the first nine months of  2002.  These decreases in sales were partially offset by an increase in service and support revenues.

Gross Profit

Gross profit increased by $6.0 million, or 22.5% ($33.0 million in the first nine months of 2002 compared to $27.0 million in the first nine months of 2001).  As a percent of sales, gross profit increased to 35.4% in the first nine months of 2002 compared to 23.0% in the first nine months of 2001.  The gross margin increased due to the fact that the first nine months of 2001 contained a large amount of revenue from the Big 6 programs.  Each of these contracts is either in a loss position or has a small positive gross margin and significantly decreased the gross margins in the first nine months of 2001.  In relation, a much smaller amount of revenue from these contracts was generated in the first nine months of 2002.  Gross margins on sales to commercial airline customers were up as the first nine months of 2002 included both positive adjustments for completing programs below cost estimates and improved overall cost performance.  Gross margins on service and support also improved as a result of delivery mix.

A significant factor in our financial performance is the Big 6 programs.  We entered into these contracts between three and five years ago.  However, the Big 6 programs are now near 99% complete based on our current estimates and we expect to have these contracts essentially completed by 2002 year-end.

Selling, General and Administrative

Selling, general and administrative expenses decreased $4.5 million, or 18.3%  ($19.9 million in the first nine months of 2002 compared to $24.4 million in the first nine months of 2001).  As a percent of sales, selling, general and administrative expenses increased slightly to 21.3% in the first nine months of 2002 from 20.8% in the first nine months of 2001.  The lower expenses were due to lower headcount, lower labor costs, lower use of consultants and lower overheads.  Additionally, due to improved collection experience previous bad debt accruals of $1.4 million were reversed which lowered expenses.

Research and Development

Research and development expenses decreased $3.3 million, or 14.4% ($19.6 million in the first nine months of 2002 compared to $22.9 million in the first nine months of 2001).  As a percent of sales, research and development expense increased to 21.0% in the first nine months of 2002 compared to 19.5% in the first nine months of 2001.  The lower expenses were due to both lower headcount as the effort required on our Integrator software product decreased as this product nears completion and reduced overhead costs.  These decreases were partially offset by one-time material purchases for the development of both our EP-1000 line of new visual systems for commercial simulation and our new PC based products.

REALimage Transition Costs

During the first nine months of 2001, we recorded a charge of $5.3 million, or 4.5% of revenues for REALimage transition costs that included all expenses associated with the REALimage Solutions Group that were incurred in the first three quarters of 2001.  There were no REALimage transition costs in 2002 as a result of the REALimage asset purchase and intellectual property license agreement executed on August 31, 2001.    As discussed above, we recognized an additional gain on the sale of the REALimage Solutions Group of $0.2 million in the third quarter.

Restructuring Charge

In the first nine months of 2002, we continued a restructuring plan focused on reducing our operating cost structure.  As part of the plan, we recorded a charge of $1.9 million related to a reduction in force of approximately 90 employees.  As of September 27, 2002, we had paid $0.8 million in severance benefits.  The majority of the remaining benefits will be paid out over the next two quarters.  The charge was recorded in accordance with Emerging Issues Task Force Issue 94-03 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit (Including Certain Cost Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges”.

In the third quarter of 2001, we initiated a restructuring plan focused on reducing our operating cost structure.  As part of the plan, we recorded a charge of $2.1 million relating to a reduction in force of approximately 80 employees.  As of September 27, 2002 we had paid $1.7 million in severance benefits.  The charge was recorded in accordance with Emerging Issues Task Force Issue 94-03 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit (Including Certain Cost Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges”.

Gain on Curtailment of Pension Plan

During the first nine months of 2002, we recognized a gain on the curtailment of the pension plan of $3.6 million.  Effective April 23, 2002, the Board of Directors approved the curtailment of the pension plan and the redesign of the 401(k) plan to match contemporary market practices and to improve our competitive position by aligning future funding for employee retirement benefits into the 401(k) plan.  This action was implemented by amending the pension plan to curtail accrual of future benefits under the pension plan.  At the same time, the 401(k) plan was amended to permit the Board of Directors to grant additional discretionary matching contributions based on our profitability and other financial and operational considerations.  This change to the pension plan has no effect on the benefits vested to current and previous employees for their past service.  Those benefits will be paid on retirement.  Retirees currently receiving pension payments are also unaffected.

Amendments to the Supplemental Executive Retirement Plan (SERP) were approved at the May 16, 2002 Board meeting.  Changes to the SERP documents implementing those amendments were completed in the third quarter of 2002.  Those amendments were made for consistency with changes to our qualified pension plan earlier in 2002.  Specifically, we changed both plans from defined pension benefits funded solely by the Company to 401(k) retirement benefit plans funded through both employee and company contributions. The plans are also now consistent in other areas including freezing new participants and freezing further pension gains from any future salary increases.  The gain resulting from the curtailment of the SERP was not material.

Gain on Sale of Business Unit

In the first nine months of 2002, we recognized an additional gain on the sale of the REALimage Solutions Group of $0.3 million due to favorable cost performance versus previous estimates.  In the first nine months of 2001, we executed an asset purchase and intellectual property license agreement to sell the REALimage Solutions Group to Real Vision, Inc. and recognized a gain of $0.5 million on the transaction.

Other Income (Expense), Net

Other income (expense), net decreased $0.4 million, or 20.2% ($1.7 million in the first nine months of 2002 compared to $2.1 million in the first nine months of 2001).  There was $37,000 of interest income in the first nine months of 2002 compared to $24,000 in the first nine months of 2001.  Interest expense decreased $0.2 million from $1.6 million in the first nine months of 2002 compared to $1.8 million the first nine months of 2001 due to reduced debt levels.

Income Taxes

An income tax benefit of $0.5 million was recorded in the first nine months of 2002.  During the first nine months of  2001 an income tax benefit of $1.7 million was recorded.  The income tax benefit in the first nine months of 2002 was the result of a change in the tax law which allows us to use additional net operating losses to offset taxable income.  The benefit in the first nine months of 2001 was primarily due to the favorable audit resolution of certain potential foreign tax liabilities.

FINANCIAL POSITION

On September 27, 2002, we had working capital of $56.7 million, including cash, cash equivalents and restricted cash of $10.3 million, compared to working capital of $54.5 million at December 31, 2001, including cash, cash equivalents and restricted cash of $11.5 million.  During the first nine months of 2002, we generated $4.9 million of cash in our operating activities, used $2.7 million in our investing activities and used $3.3 million in our financing activities.

In the first nine months of 2002, total assets decreased $33.4 million ($177.4 million on December 31, 2001 compared to $144.0 million on September 27, 2002). Cost and estimated earnings in excess of billings on uncompleted contracts decreased $14.6 million mainly due to meeting invoice milestones related to the Big 6 programs.  These Big 6 programs are near 99% complete based on our current estimates.  Accounts receivables net of allowance for doubtful receivables decreased $8.3 million.  This reduction was due to satisfying the Big 6 programs’ payment requirements and reducing allowance for doubtful accounts due to progress on collection on the Big 6 programs and the settlement agreement with Lockheed Martin Corporation related to the UKCATT program.  Net property, plant and equipment decreased $10.7 million due to the reclassification of $5.8 million in net book value to assets held for sale for the two buildings that are currently for sale.  The remainder of the decrease is due to depreciation exceeding capital purchases for the first nine months of 2002.  Inventories decreased $4.3 million due to inventory improvements.

In the first nine months of 2002, total liabilities decreased $27.9 million ($112.7 million on December 31, 2001 compared to $84.8 million on September 27, 2002).  Line of credit agreements decreased $3.7 million due to cash generation of $4.9 million from operating activities.  Accrued expenses decreased $5.4 million primarily due to a reduction in accrued compensation and benefits.  This reduction is a result of restructuring events during the first nine months of 2002 and due to the timing of payroll payments.  Customer deposits decreased $2.1 million due to completion of the effort these deposits were related to.  Billings in excess of costs and estimated earnings on uncompleted contracts decreased $12.8 million. This reduction is due, in part, to deliveries made to customers in the Commercial Simulation business on orders booked in 2001 approximately totaling $6.0 million.  An additional $3.8 million of this decrease is due to recognition of revenue related to the REALimage business sale.  The pension and retirement obligations decreased $3.1 million.  This decrease is due to the curtailment of the pension plan approved by the Board of Directors in the second quarter of 2002 and partially offset by the normal service costs for the year.

In the first nine months of 2002, cash and cash equivalents decreased $1.2 million ($10.7 million on December 31, 2001 compared to $9.5 million to September 27, 2002).  Cash generated from operating activities was $4.9 million in the first nine months of 2002 compared to a use of $23.7 million in the first nine months of 2001.  This cash generation is mainly due to successful progress on the Big 6 programs that are now near 99% complete based on our current estimates.  As completion on these programs is approached a significant amount of outstanding invoices are paid and inventory reduced.  Cash used in investing activities was $2.7 million in the first nine months of 2002 compared to generation of $1.0 million in the first nine months of 2001.  This use of cash in the first nine months of 2002 is due to property, plant and equipment purchases.  This generation of cash in the first nine months of 2001 is due to $7.6 million generated from the sale of investment securities and of the sale of the REALimage business.  However, $6.6 million used in the purchase of plant, property and equipment offset this generation of cash in 2001.  Cash used in financing activities was $3.3 million in the first nine months of 2002 compared to cash generation of $16.2 million in the first nine months of 2002.  In the first nine months of 2002, the net of borrowing and payments on the credit agreements and other long-term debt used $3.8 million while in 2001 it generated $14.9 million.

LIQUIDITY AND CAPITAL RESOURCES

In December 2000, we entered into a secured credit facility (the “Foothill Facility”) with Foothill Capital Corporation (“Foothill”).  The Foothill Facility provides for borrowings and the issuance of letters of credit up to $30.0 million.  The Foothill Facility expires in December 2002. Note 3 to the Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q contains a detailed description of the Foothill Facility.  Should the need arise, we will negotiate with Foothill to modify and expand various financial ratios and covenants; however, no assurance can be given that such negotiations will result in modifications that will allow us to continue to be in compliance or otherwise be acceptable to us.  We were in compliance with all financial covenants and ratios as of September 27, 2002.  We will need to replace the Foothill Facility on or before December 14, 2002. We are currently in negotiations with Foothill to renew the Foothill Facility.  We expect these negotiations to be successful and for the Foothill Facility to be renewed.  We have received a draft term sheet from Foothill which is subject to approval by us and by Foothill’s credit committee.  There can be no assurances that we will, in fact, be successful in these negotiations or that the Foothill Facility will be renewed.  In the event our negotiations are unsuccessful and the Foothill Facility is not renewed or becomes unavailable on or before December 14, 2002, we may be unable to meet our anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term and long-term basis.  As of September 27, 2002, we had $12.4 million in outstanding borrowings and $4.8 million in outstanding letters of credit under the Foothill Facility.

Evans & Sutherland Computer Limited, a wholly owned subsidiary of Evans & Sutherland Computer Corporation, has a $3.0 million overdraft facility (the “Overdraft Facility”) with Lloyds TSB Bank plc (“Lloyds”).  Borrowings under the Overdraft Facility bear interest at Lloyds’ short-term offered rate plus 1.75% per annum.  As of September 27, 2002, there were $4.8 million in outstanding borrowings.  Lloyds allows us to borrow up to $5.0 million on the Overdraft Facility on condition that $2.0 million of that borrowing is deposited with Lloyds.  The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds’ discretion and expires on November 30, 2002.  We are currently in negotiations with Lloyds to renew the Overdraft Facility.  We expect these negotiations to be successful and for the Overdraft Facility to be renewed.  There can be no assurances that we will, in fact, be successful in these negotiations or that the Overdraft Facility will be renewed.  In the event our negotiations are unsuccessful and the Overdraft Facility is not renewed or becomes unavailable on or before November 30, 2002, we may be unable to meet our anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term and long-term basis.  Evans & Sutherland Computer Limited executed a letter of pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business.  Covenants contained in the Overdraft Facility restrict dividend payments from Evans & Sutherland Computer Limited and require maintenance of certain financial covenants.  In addition, at September 27, 2002, we had $0.7 million of cash on deposit with Lloyds in a restricted cash collateral account to support obligations that the bank guarantees.

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

As of September 27, 2002, we had approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the “6% Debentures”).  The 6% Debentures are unsecured and are convertible at each bondholder’s option into shares of our common stock at a conversion price of $42.10 or 428,000 shares of our common stock, subject to adjustment.  The 6% Debentures are redeemable at our option, in whole or in part, at par.

On February 18, 1998, our Board of Directors authorized the repurchase of up to 600,000 shares of our common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996.  On September 8, 1998, our Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock.  Between February 18, 1998 and December 31, 1999, we repurchased 1,136,500 shares of our common stock, leaving 463,500 shares available for repurchase as of May 6, 2001.  We did not repurchase any shares of our stock during 2001 or in the first nine months of 2002.  Stock may be acquired in the open market or through negotiated transactions.  Under the program, repurchases may be made from time to time, depending on market conditions, share price, and other factors.  The Foothill Facility requires that we obtain prior consent from Foothill before we repurchase any shares.

We also maintain trade credit arrangements with certain of our suppliers.  The unavailability of a significant portion of, or the loss of, our various borrowing facilities or trade credit from suppliers would have a material adverse effect on our financial condition and operations.

In the event our various borrowing facilities become unavailable, we are unable to timely deliver products pursuant to the terms of various agreements with third parties, or certain of our contracts are adversely impacted for failure to meet delivery requirements, we may be unable to meet our anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term and long-term basis.

We believe that the principal sources of liquidity for the remainder of 2002 will be a result of cash flows from operations and proceeds on the sale of certain of our buildings.  Currently three buildings are for sale, two of which are categorized as assets held for sale on the balance sheet.  Positive cash flows from operations during the remainder of 2002 are largely expected as a result of the restructuring which has taken place, the progress to date on the Big 6 programs and further cost-cutting measures which will be implemented during 2002.  Circumstances that could materially affect liquidity in the remainder of 2002 include, but are not limited to, the following:  (i) our ability to meet contractual milestones related to the delivery and integration of our Harmony image generators, (ii) our ability to successfully develop and produce new technologies and products, (iii) our ability to meet our forecasted sales levels during 2002, (iv) our ability to reduce costs and expenses, (v) our ability to maintain our commercial simulation business in light of current economic conditions and (vi) our ability to favorably negotiate sale agreements related to certain of our buildings, and (vii) our ability to favorably negotiate and renew the Foothill Facility and Overdraft Facility.

Management believes that existing cash, cash equivalents, expected borrowings available under our various borrowing facilities after the facilities are renewed, other asset-related cash sources and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months.  The Foothill Facility expires on December 14, 2002 and the Overdraft Facility expires on November 30, 2002.  We are currently in negotiations with both Foothill and Lloyds to renew the Foothill Facility and the Overdraft Facility.  We expect both of these negotiations to be successful and for the Foothill Facility and the Overdraft Facility to be renewed.  We have received a draft term sheet from Foothill which is subject to approval by us and by Foothill’s credit committee.  There can be no assurances that we will, in fact, be successful in these negotiations or that the Foothill Facility and the Overdraft Facility will be renewed.  Our cash and cash equivalents, subject to various restrictions previously set forth, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.  In the event our negotiations are unsuccessful and our various borrowing facilities are not renewed or become unavailable, we are unable to facilitate the timely delivery of products pursuant to the terms of various agreements with third parties, or certain of our contracts are adversely impacted for failure to meet delivery requirements, we may be unable to meet our anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term or long-term basis.

Recent Development

As more fully disclosed elsewhere in this report, we implemented a restructuring plan which affected approximately 140 employees on November 8, 2002 in order to create an operating cost structure which is in line with anticipated 2003 revenues.  The total expected restructuring charges for the fourth quarter of 2002 that will result from the November 8, 2002 workforce reduction are estimated to be between $3 million and $4 million.  We do not anticipate that the November 8, 2002 workforce reduction will have a material adverse effect on either the liquidity or capital resources of the company.

TRADEMARKS USED IN THIS FORM 10-Q

E&S, Harmony, Integrator, RAPIDsite, REALimage, simFUSION, EP-1000 and Digistar 3 are trademarks or registered trademarks of Evans & Sutherland Computer Corporation.  All other product, service, or trade names or marks are the properties of their respective owners.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates.  Our international sales, which accounted for 38% of our total sales in the nine months ended September 27, 2002, are concentrated in the United Kingdom, continental Europe and Asia.  Foreign currency purchase and sale contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  We do not enter into contracts for trading purposes and do not use leveraged contracts.  As of September 27, 2002, we had one material sales or purchase contract in a currency other than U.S. dollars and no foreign currency sales or purchase contracts.

We reduce our exposure to changes in interest rates by maintaining a high proportion of our debt in fixed-rate instruments.  As of September 27, 2002, 52% of our total debt was in fixed-rate instruments. Had we fully drawn on our $30 million revolving line of credit with Foothill Capital Corporation and our foreign line of credit, 34% of our total debt would be in fixed-rate instruments.

The information below summarizes our market risks associated with debt obligations as of September 27, 2002.  Fair values have been determined by quoted market prices.  For debt obligations, the table below presents the principal cash flows and related interest rates by fiscal year of maturity.  Bank borrowings bear variable rates of interest and the 6% Debentures bear a fixed rate of interest. The information below should be read in conjunction with note 3 of Notes to the Condensed Consolidated Financial Statements in Part I of this quarterly report.

	Rate		2002	2003	2004	2005	2006	There—after	Total	Fair Value
Debt

Notes Payable/Other	8.8%		$17,040	$90	—	—	—	—	$17,130	$17,130

6% Debentures	6.0%	%	—	—	—	—	—	$18,016	$18,016	$5,134
Total debt			$17,040	$90	—	—	—	$18,016	$35,146	$22,264

Item 4.    CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

There have been no material changes to legal proceedings from the information previously reported in our annual report on Form 10-K for the year ended December 31, 2001, our quarterly report on Form 10-Q for the quarter ended March 29, 2002 and our quarterly report on Form 10-Q for the quarter ended June 28, 2002.

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

Item 5.    OTHER INFORMATION

On November 8, 2002, we implemented a restructuring plan which affected approximately 140 employees, or 22 % of our then current workforce, in order to create an operating cost structure which is in line with anticipated 2003 revenues.  During the third quarter of 2001, we recorded a charge of approximately $2.1 million relating to a reduction in force of approximately 80 employees during that quarter, in accordance with Emerging Issues Task Force Issue 94-03 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit (Including Certain Cost Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges”.  During the second quarter of 2002, we also recorded a charge of approximately $1.9 million related to a reduction in force of approximately 90 employees during that quarter.  The November 8, 2002 workforce reduction included positions from all areas of the company.  The total expected restructuring charges for the fourth quarter of 2002 that will result from the November 8, 2002 workforce reduction are estimated to be between $3 million and $4 million.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date	November 8, 2002	By:	/S/ William M. Thomas
William M. Thomas, Vice President,
Chief Financial Officer, Treasurer and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)

Rule 13a-14 Certification

CERTIFICATIONS*

I, James R. Oyler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Evans & Sutherland Computer Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ James R. Oyler
James R. Oyler
Chief Executive Officer
(Principal Executive Officer)

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

Rule 13a-14 Certification

CERTIFICATIONS*

I, William M. Thomas, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Evans & Sutherland Computer Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ William M. Thomas
William M. Thomas
Chief Financial Officer
(Principal Financial Officer)

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.