Form 10-K
period 2002-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2003-03-26
CIK 276283

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-8771

EVANS & SUTHERLAND
COMPUTER CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Utah (State or Other Jurisdiction of Incorporation or Organization)	87-0278175 (I.R.S. Employer Identification No.)
600 Komas Drive, Salt Lake City, Utah (Address of Principal Executive Offices)	84108 (Zip Code)

Registrant's telephone number, including area code: (801) 588-1000

Securities registered pursuant to Section 12(b) of the Act:
"None"

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, $.20 par value 6% Convertible Debentures Due 2012 Preferred Stock Purchase Rights

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of February 28, 2003 was approximately $23,076,204 based on the closing market price of the Common Stock on such date, as reported by The Nasdaq Stock Market.

        The number of shares of the registrant's Common Stock outstanding at February 28, 2003 was 10,812,195.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on May 8, 2003 are incorporated by reference into Part III hereof.

[THIS SPACE INTENTIONALLY LEFT BLANK]

EVANS & SUTHERLAND COMPUTER CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

[THIS SPACE INTENTIONALLY LEFT BLANK]

FORM 10-K

PART I

ITEM 1.    BUSINESS

GENERAL

        Evans & Sutherland Computer Corporation ("Evans & Sutherland", "E&S", "we", "our", or "the Company") produces high-quality visual systems used to display images of the real world rapidly and accurately. E&S is widely regarded as both the pioneer and the leader in providing the world's most realistic visual systems. We design, manufacture, market and support visual systems for simulation with solutions that meet the training requirements for a wide range of military and commercial applications. We also provide this leading-edge visual system technology and experience to planetariums, science centers, and entertainment venues. We develop and deliver a complete line of image generators, displays, databases, services and support products that match technology to customer requirements. Our products and solutions range from the desktop PC to what we believe are the most advanced visual systems in the world.

        E&S was incorporated in the State of Utah on May 10, 1968. Our principal offices are located at 600 Komas Drive, Salt Lake City, Utah 84108, and our telephone number is (801) 588-1000. Our home page on the Internet is www.es.com. You can learn more about us by reviewing SEC filings on our Web site. The SEC also maintains a Web site at www.sec.gov that contains reports, proxy statements, and other information regarding SEC registrants, including E&S. We make our Web site content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

        A high quality visual system includes three major components: a visual computer, a display and a visual database. The visual computer interprets data describing the real world and processes it for display. The display may be as simple as a standard computer monitor, or as complex as a very large optical system with many components. The visual database is a representation of real geographic features and terrain, and may include abstract data such as terrain elevations and various geographic coordinates of objects, as well as specific images such as photographs or drawings of desired features.

        Most E&S visual systems are used as part of vehicle simulators, which are generally in the form of reconstructions of actual vehicles, such as aircraft cockpits. These simulators are used for training operators, such as pilots, as well as for practicing tactics or strategy, which may require the coordinated operation of multiple simulators. Simulators are used in both commercial and military settings and include all types of vehicles operating in space, air, ground, sea, or undersea locations. The simulator itself may be built by one of many companies, often the company that built the original or actual vehicle.

        We also produce digital planetarium systems, which are based on the same technology as our simulation products. These systems are essentially simulators of the larger universe, and can create simulated trips through other worlds, or through parts of our own world not yet accessible to real vehicles.

        E&S visual systems are exceptionally important components of a complete simulator, since by definition the visual scene is the part that can be seen. Since our inception, we have had a significant share of the overall market for visual systems. We believe our market share has ranged from 20% to 50% in this market. The market for visual systems varies from year to year, but we have estimated that it is generally in the range of $300 million to $500 million annually. Many visual systems providers serve the market, but our most important competitors are companies who build the entire simulator and may sometimes choose to follow a strategy of vertical integration by providing their own visual system. Other competitors include a number of smaller companies who generally offer components rather than complete visual systems.

        The computer portion of an E&S visual system is made of hardware and software which may be designed and built by us, or may be based on commercially available components. For example, the hardware may be as simple as a standard PC with a commercial graphics card, or as complex as a connected system of multiple racks of sophisticated electronics. The software uses commercially available components (such as Microsoft Windows) where possible, but augments this with E&S-designed software to achieve the required image quality and system performance.

        The displays offered by E&S also cover a broad range, from standard computer monitors, to domes up to 24 meters in diameter, to cockpit-type displays with complex mirrors and other optics. The image may be projected by different types of equipment, including multiple projector types. As with other elements of the system, we use commercial parts where available, but design and build our own where suitable components are not commercially available.

        Visual databases are an important and growing part of our business. Conceptually, the visual database is the "content" that the system will display. Most customers have a desire for more "content" (visual databases) to provide greater richness and variety in their simulations. We have developed a rich set of tools to make the development of databases more efficient and less costly, whether built by E&S or by others. We have also created a business unit within E&S, "Strategic Visualization," to provide special forms of visual databases built specifically to allow visualization of a geographic area for mission planning, damage assessment, or other highly time-sensitive purposes. E&S has an extensive library of databases, including airports, vehicles, large geographic areas, oceans, and seas with accurate wave dynamics, special effects, and so forth.

        During 2002, we introduced an entirely new technology called "EP®", or Environment Processor. The first product based on EP technology is the EP-1000CT, which is targeted for the commercial airline market and military markets where aircraft types utilize side-by-side seating in the cockpit. This revolutionary technology includes both hardware and software components and, consistent with our strategy, runs on any hardware from standard PC's to our high-end systems based on PC's, but augmented by additional hardware designed and built by E&S.

        Our research and development ("R&D") funding for the advancement of visual systems technology is believed to be one of the largest in the industry. This allows us to design the components needed to produce high quality products to meet our customers demanding requirements. Specifically, we continue to design and build complex integrated circuits ("chips") where required, and we are the only company in the industry with this capability. Our R&D programs have generated over 60 patents, and we continue to file new applications at the rate of approximately 10 per year. Our philosophy is to build only those parts that offer significant value to our customers and to replace those with commercial parts wherever and whenever we can, so that our internal resources can be constantly focused on value-added activities in hardware or software.

        Another focus for our R&D over the past five years is a revolutionary new type of projector. This projector uses lasers and grating light valves to create images never possible before, with unprecedented resolution, brightness, contrast, color, and saturation. We are under contract to deliver several prototypes of the laser projector in 2003, including deliveries to the US Air Force.

        Both commercial and military markets have been changing rapidly during the past year, and continue to do so. In the commercial market, commercial airlines have reduced purchases of new aircraft compared to prior years. This has resulted in a reduction in the number of new simulators they require for training. However, many commercial airlines are upgrading their currently installed simulators. As a result, we have benefited from this change because E&S has a large share of the installed base of visual systems and because our newly introduced EP-1000CT product provides an attractive upgrade path due to its compatibility with the installed base. Military markets have continued to shrink as funds are diverted to more pressing military requirements. We believe this process of diverting funds will continue during 2003, but may result in some pent-up demand in 2004.

        All of our products are supported by a comprehensive service and support capability. Since visual systems are integral parts of simulators that may have a lifetime of thirty years or more, customers are dependent on us for an unusually long time. E&S has been supporting our customers since our inception, and we maintain capabilities needed to support electronic products that have not been manufactured for many years. Accordingly, service and support is a growing part of our business.

        As a result of the sale of the assets of the REALimage Solutions Group; the discontinuation of the RAPIDsite business, part of the Applications Group; and the consolidation of the planetarium equipment business of the Applications Group into the Simulation Group; at the beginning of 2002, E&S had one reportable segment: the development and marketing of visual simulation systems.

        In 2002, we completed the process of focusing on our core competency, visual simulation solutions. This focus allowed us to nearly complete our remaining Harmony® 1 programs while we launched new visual system product lines for each of our three primary markets—military simulation, commercial simulation and digital theaters.

DESCRIPTION OF PRODUCTS

        Our visual systems consist of the elements listed below. These elements are available as subsystems or sold together as a complete visual system solution delivered to an end-user or prime contractor.

(1)
Image generators (IGs) create computer-generated real-time images and send these images to display devices, such as projectors or computer monitors. Primary IG offerings for military simulation include Harmony® 1 and 2 on the high end, Ensemble™ for medium-range applications and simFUSION® at the low end, in addition to our traditional ESIG® products. For commercial airline simulation, we continue to offer ESIG products, and introduced the next generation EP™-1000CT visual system in 2002.
(2)
Display systems consist of projectors, display screens, computer monitors and specialized optics. These display systems are offered in a broad range of configurations, from onboard instrument displays to domes offering a 360-degree field of view, depending on the application.
(3)
Complete synthetic environments and content are available as options or as custom solutions. We provide database development services as well as database development tools, such that our databases can be run on a range of hardware platforms.
(4)
Simulation of realistic sensors includes simulation of sensor imagery such as radar, infrared, and night vision goggles (NVG) with the visual systems for high-performance fixed and rotary wing aircraft. We develop and manufacture a variety of hardware and software products to achieve realistic sensor simulation, including radar image generators, infrared postprocessors and customized systems for simulated NVG solutions.
(5)
Complete training solutions are aimed at specific applications, such as the Air Traffic Control Trainer™ (ATCT) and the Mission Command Trainer™ (MCT). Now being installed at the United Kingdom's School of Army Aviation, MCT is a low-cost tactics simulator that provides realistic command training, mission planning, and mission rehearsal in a virtual environment against an intelligent virtual enemy, all in the safety and security of a classroom. Developed with support from MicroNav, Ltd., one of the world's leading producers of air traffic control training software, the ATCT is a complete, advanced 3D tower simulator for controller licensing, refresher training and conversion training.
(6)
System integration and installation services support total simulator systems. We have the capability to act as the main prime contractor for large commercial and military contracts requiring total systems integration.
(7)
Digistar® 3 combines a complete color star projection and astronomy package with a fully interactive, real-time 3D computer graphics system, adding all-dome video playback and digital surround sound. Digistar® 3 offers planetariums another unique advantage—it can interact in real time with large audiences. Digistar® 3 SP uses the same hardware and software as Digistar® 3 projected through a single DLP projector at lower resolution for domes 30 feet in diameter and smaller. Digistar® II, a monochrome digital planetarium projection system, is still offered and supported.

(8)
Customer support services are offered to prime contractors, system integrators, and military and commercial end-users. Our service and support product offerings include a customized support package, called EncoreSM, which provides complete maintenance, spares, and round-the-clock technical support; SimTech Training, which provides training to customers' simulation technicians and engineers; and computer-based training.

DESCRIPTION OF MARKETS

        We operate as one business; providing visual simulation solutions to an international customer base. Our customer base can be categorized into three customer markets: military simulation, commercial simulation and digital theater customers.

Military Simulation

        E&S is an industry leader in providing visual systems to government simulation customers, offering tailored solutions to meet a full range of training requirements. We offer a complete line of products, from low-cost desktop solutions to highly advanced visual systems, to the domestic and international military simulation market. In addition, we offer complete training solutions for tactical command and air traffic control, database development services, custom display systems, and long-term service and support. In the long-term, we anticipate growth in the military market as new vehicles come on line and the overall cost effectiveness of simulation training makes it an increasingly attractive alternative to other training methods.

        During 2002, E&S moved toward successful completion of several significant Harmony® 1/Integrator® programs (referred to as the Big 6 Programs). These programs include the Medium Support Helicopter Aircrew Training Facility (UK), United Kingdom Attack Helicopter, GR4 Tornado (UK), Sea Harrier (UK), SimNTF(Germany), and H-60 (US). As we have neared completion of these programs, we have been able to refocus our resources on development of new products and pursuit of new opportunities.

        E&S launched a new line of PC-based visual systems products in 2002. The top of the line product, Harmony 2, represents the next phase in the evolution of visual systems for the most demanding military training applications, such as helicopter and fixed wing aviation using advanced sensor, night vision, and radar technologies. Harmony 2 uses commercial off-the-shelf PC technology combined with simulation-specific rendering hardware and an enhanced version of E&S's Integrator® run-time and database construction software. These next-generation capabilities deliver a substantial improvement in price/performance as compared to our ESIG product line, as well as improved manufacturability, mission availability, and lower acquisition and life cycle costs. Harmony 2 is already installed in the UK Royal Air Force's Nimrod MRA4 Aircrew Synthetic Training Aids Program, and has also been selected for the Korean T-50 program.

        E&S also introduced two new simFUSION products in 2002, the simFUSION 5000 and 6000. These products are based on industry leading graphics chip technology from ATI Technologies Inc. The simFUSION family of products provides low-cost, PC-based image generation for a variety of training applications, including ship's bridge, land based vehicles (such as motorcycles, automobiles and trucks), and aviation.

        E&S continues to offer its ESIG® image generator for military training applications. In December 2002, we were awarded a follow-on contract with the US Army's PEO-STRI for the Close Combat Tactical Trainer.

        Quest Flight Training Limited, a joint venture company formed by E&S and Quadrant Group, for the UK's E-3D Sentry Aircrew Training Service, received an award for the best UK Ministry of Defence private finance initiative project in its category.

Commercial Simulation

        E&S supplies very popular visual systems for commercial full flight simulators, providing what we estimate to be over 30% of the visual systems installed in full flight training simulators for commercial airlines, training centers, simulator manufacturers, and aircraft manufacturers. Developed to meet the exacting statutory requirements of the world's civil aviation authorities, our commercial simulation products have a solid reputation for both quality and reliability.

        During 2002, E&S continued to perform well in the commercial simulation market, delivering our ESIG image generators and ESCP projectors to customers such as Lufthansa, Airborne Express, Qantas, and Emirates Airlines.

        E&S also launched a new line of visual system products for commercial aviation training, the EP-1000CT. Designed specifically to meet the exacting requirements for FAA Level D (and equivalent) flight training, the EP (Environment Processor) line of products is targeted at turnkey commercial simulation applications. EP-1000CT offers high-end training-oriented features, including our Continuous Texture™ (CT), which provides a high-resolution, textured backdrop to a worldwide 3D training environment. This is a first for the simulation industry.

        Software-centric and capable of running on a range of hardware platforms, EP products combine commercial off-the-shelf and in-house technologies to deliver high fidelity and cost-effective visual training environments. In addition to the capability of generating databases depicting the whole earth, EP provides rapid database generation and is compatible with E&S legacy products.

        With FAA Level D and equivalent certification anticipated for early 2003, EP-1000CT has already been sold to Lufthansa Flight Training, Singapore Airlines, and KLM Royal Dutch Airlines.

        E&S established a partnership with aviation training software provider SimAuthor in 2002. E&S is providing its EP technology to SimAuthor for use in its flight simulator debrief system. We believe this partnership exemplifies the potential for development of business relationships with companies marketing complementary technologies.

Digital Theater

        E&S has leveraged its visual simulation technology to provide state-of-the-art 360-degree and large format digital theater systems for planetariums, science centers, and themed entertainment venues. Products include the new Digistar 3 and Digistar 3 SP, which provide customers with complete show creation, production, and projection capabilities, as well as Digistar II, a digital dome projection system. Our digital theater products can be purchased with interactive capability, which allows audiences to participate and influence the outcome of the program.

        E&S StarRider®, the predecessor to Digistar 3, is currently operating in planetariums, theaters, and science centers in China, Europe, and the US. Digistar 3 has been sold to the Sheila M. Clark Planetarium in Salt Lake City, Utah and the Adler Planetarium & Astronomy Museum in Chicago.

        E&S continues to develop show content for planetariums, theaters, and science centers. In 2002, we released several shows for licensing, including Microcosm, and Cosmic Safari.

Competitive Conditions

        The primary competitive factors for our visual simulation products are performance, price, service, and product availability. Because competitors are constantly striving to improve their products, we work to offer products with the best performance possible at a competitive price. Prime contractors, including Lockheed Martin, Flight Safety International (FSI), Thales Training & Simulation Ltd., The Boeing Company and CAE Electronics, Ltd. (CAE), offer competing visual systems in the simulation market. We believe we are able to compete effectively in this environment and will continue to be able to do so in the foreseeable future. In 2002, E&S was awarded several highly competitive orders against FSI and CAE, the principal competitors in the commercial simulation market. In the military simulation market, the group competes primarily with Silicon Graphics, Inc. and CAE. In the low-cost, PC-based market, our simFUSION product competes against companies that focus on PC simulation using graphics accelerator cards. Management believes that the new line of E&S products introduced in 2002, as described above, will allow us to retain our industry-leading position in the marketplace.

        The primary competitive factors in the digital theater market are functionality, performance, price, and access to customers and distribution channels. Our digital theater products compete with traditional optical-mechanical products and digital display systems offered by Minolta Planetarium Co. Ltd., GoTo Optical Mfg. Co., Carl Zeiss Inc., Spitz, Inc. and Sky-Skan, Inc.

BACKLOG

        On December 31, 2002 our backlog was $60 million compared with $107 million on December 31, 2001. We anticipate that approximately two-thirds of the 2002 backlog will be converted to sales in 2003.

SIGNIFICANT CUSTOMERS

        Worldwide customers using E&S products include U.S. and international armed forces, aerospace companies, most major airlines, laboratories, museums, planetariums, and science centers. We measure and identify our significant customers based on direct sales. We no longer measure significant customers based on indirect sales through subcontractors or prime contractors. While we no longer measure indirect sales, the U.S. government and the United Kingdom Ministry of Defence have been considered significant customers based on indirect sales in prior years.

        In 2002, direct sales to the U.S. government totaled $35.4 million or 29% of total sales, sales to Thales Training & Simulation Ltd. totaled $19.8 million or 16% of total sales, sales to The Boeing Company totaled $17.1 million or 14% of total sales, and sales to Lockheed Martin Corporation totaled $2.9 million or 2% of total sales.

        In 2001, sales to the U.S. government totaled $35.1 million or 24% of total sales, sales to Thales Training & Simulation Ltd. totaled $23.9 million or 16% of total sales, sales to The Boeing Company totaled $15.1 million or 10% of total sales, and sales to Lockheed Martin Corporation totaled $1.8 million or 1% of total sales.

        In 2000, sales to the U.S. government totaled $26.7 million or 16% of total sales, sales to Lockheed Martin Corporation totaled $22.5 million or 14% of total sales, sales to Thales Training & Simulation Ltd. totaled $19.6 million or 12% of total sales, and sales to The Boeing Company totaled $10.7 million or 6% of total sales.

SEASONALITY

        We believe there is no inherent seasonal pattern to our business. Sales volume fluctuates quarter-to-quarter due to relatively large and nonrecurring individual sales and customer driven shipping dates.

INTELLECTUAL PROPERTY

        We own a number of patents and trademarks and we are a licensee under several others. Our portfolio of patents and trademarks is, as a whole, material to our business. However, no one piece of intellectual property is critical to our business, thus no individual piece of our intellectual property is discussed on its own. In the U.S. and internationally, we hold active patents that cover many aspects of our graphics technology. Several patent applications are presently pending in the U.S., Japan, and several European countries, and other patent applications are in preparation. We actively pursue patents on our new technology and we intend to vigorously protect our patent rights. We routinely copyright software, documentation, and chip masks designed by us and institute copyright registration for such software, documentation, and masks when appropriate.

RESEARCH & DEVELOPMENT

        We consider the timely development and introduction of new products to be essential to maintain a competitive position and capitalize on market opportunities. Our research and development expenses were $26.0 million, $28.8 million, and $44.3 million, in 2002, 2001 and 2000, respectively. As a percentage of sales, research and development expenses were 21%, 20% and 27%, in 2002, 2001 and 2000, respectively. We continue to fund essentially all research and development efforts internally. We anticipate that high levels of research and development will be needed to continue to ensure that we maintain technical excellence, leadership, and market competitiveness. As planned, E&S completed the next-generation PC-based Harmony 2 system and the simFUSION 5000 and 6000 PC image generator product line in 2002. In addition, we also substantially completed the development of the next-generation civil airline product, the EP-1000CT. The completion of these products will allow us to focus on the timely development of new products and additional product enhancements in 2003.

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

INTERNATIONAL SALES

        Sales of products known to be ultimately installed outside the United States are considered international sales by E&S and were $48.4 million, $49.5 million and $60.9 million in 2002, 2001 and 2000, respectively. International sales represented 39%, 34% and 36% of total sales in 2002, 2001 and 2000, respectively. We believe that any inherent risk that exists in our foreign operations is not material. For additional information, see Note 19 of Notes to Consolidated Financial Statements included in Part II of this annual report.

EMPLOYEES

        As of February 28, 2003, Evans & Sutherland and its subsidiaries employed a total of 500 persons compared to 639 employees as of February 28, 2002. We believe our relations with our employees are good. None of our employees is subject to collective bargaining agreements.

ENVIRONMENTAL STANDARDS

        We believe our facilities and operations are within standards fully acceptable to the Environmental Protection Agency and that all facilities and procedures are in accordance with environmental rules and regulations, and international, federal, state, and local laws.

STRATEGIC RELATIONSHIPS

        In the normal course of business E&S develops and maintains various types of relationships with key customers and technology partners. These relationships include joint technology and product development agreements, research and development agreements, joint marketing agreements, teaming and joint venture agreements, value-added reseller agreements, and original equipment manufacturer (OEM) agreements. These agreements are of necessity somewhat dynamic in nature to enable us to rapidly address changes in market and customer needs and leverage key trends in related technology areas. It is anticipated that this philosophy will continue in 2003, and agreements will be continued or consummated as necessary to maintain our industry leading position.

        During the fourth quarter of 2001, E&S entered into a multiyear agreement with graphics technology leader ATI Technologies Inc., under which ATI will provide graphics accelerator chips for our next-generation PC-based visual systems. ATI chips have replaced REALimage chips in our next-generation Ensemble and simFUSION image generators.

ACQUISITIONS AND DISPOSITIONS

        In August 2001, we completed an agreement to sell the assets of our REALimage Solutions Group to Real Vision, Inc., a Japanese company that had been a partner with E&S in the development of technology for professional video applications. The transaction formally closed on April 1, 2002. The sale was for a maximum value of $12 million, consisting of cash of $6.3 million plus future royalties, on a when and if earned basis, up to $6 million. As of December 31, 2002, we have not received royalty payments from Real Vision, Inc. As a result of this sale, we recorded gains on sale of business units of $0.8 million in 2001 and $0.3 million in 2002.

        In December 2000, we completed the divestiture of our German subsidiary via a management-led buyout and recorded a loss of $0.3 million. The former subsidiary, which was called Evans & Sutherland Computer GmbH, now operates under a new name. The divested company has no remaining connection with E&S. We will continue to operate in Germany and throughout Europe under our own name, providing marketing, sales, and support for our growing visual systems business and traditional customer base. All close out activities have been in process for approximately two years.

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

BUSINESS SUBJECT TO GOVERNMENT CONTRACT RENEGOTIATION

        A significant portion of the visual simulation business is dependent on contracts and subcontracts associated with government business. The U.S. Government, and other governments, may terminate any of our government contracts and, in general, subcontracts, at their convenience as well as for default based on performance. If any of our government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. Depending on the contract, if such an event was to occur, it could materially affect our sales, profits, and cash flow.

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

RESTRUCTURING

        In the second quarter of 2002, we recorded a restructuring charge of $1.9 million related to a reduction in force of approximately 90 employees. In the fourth quarter of 2002, we recorded a restructuring charge of $2.6 million related to a reduction in force of approximately 140 employees. We estimate that these restructurings will reduce expenses by approximately $14 million per year going forward. These restructurings were undertaken to reduce our operating cost structure as well as to create a cost structure in line with anticipated 2003 revenues.

        At the beginning of 2002, the composition of our reportable segments changed and we had one reportable segment, the development and marketing of visual simulation systems. In prior years, we operated our business under the following business segments: the Simulation Group, REALimage Solutions Group, and the Applications Group. During the second half of 2001, the following events occurred that led to consolidating our business under one business segment. We sold the assets of the REALimage Solutions Group; we discontinued the RAPIDsite business (part of the Applications Group) and transferred the RAPIDsite assets to the Simulation Group; and we consolidated the remaining part of the Applications Group (the planetarium equipment business) into the Simulation Group.

        In the third quarter of 2001, we completed a sales agreement for the REALimage Group to Real Vision, Inc. For more information, see the Acquisitions and Dispositions section contained within the Item 1 Business area of this Form 10-K.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

        This annual report, including all documents incorporated herein by reference, includes certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, including, among others, those statements preceded by, followed by or including the words "estimates," "believes," "expects," "anticipates," "plans," "projects," and similar expressions. See Item 7 Management's Discussion and Analysis of Financial Condition and Results from Operations, included in Part II of this annual report, for a list of forward-looking statements included, but not limited to, and factors that may affect these forward-looking statements.

ITEM 2.    PROPERTIES

        Evans & Sutherland's principal executive, engineering, manufacturing and operations facilities are located in the University of Utah Research Park, in Salt Lake City, Utah, where we own six buildings totaling approximately 411,000 square feet. We occupy four buildings and the remaining two buildings are vacant. We plan to sell the two buildings we do not occupy. The buildings are located on land leased from the University of Utah (the "U of U Property") with an initial term of 40-years or longer. Five of the buildings are on land leases that expire in 2030, with a ten-year renewal option. The remaining building is on a land lease that expires in 2014, with a 40-year renewal option. All of our interests in the U of U Property are subject to a lien by Foothill Capital Corporation to secure repayment of the borrowing facility as set forth in the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operations. We hold leases, including our subsidiaries, on several sales, operations, service and production facilities located throughout the United States, Europe and Asia, none of which is material to our manufacturing, engineering or operating facilities. We believe that these properties are suitable for our immediate needs and we do not currently plan to expand our facilities or relocate.

ITEM 3.    LEGAL PROCEEDINGS

        On March 6, 2003, E&S received notice from RealVision, Inc. of a dispute involving a transaction between the companies in 2001 and 2002. This transaction was the sale of assets of REALimage to RealVision, and the provision of services between the companies. In accordance with the contract, RealVision has called for negotiation to resolve the issues, and mediation if necessary, as defined under the contract. Further, RealVision has threatened legal action if agreement is not reached. E&S strongly disagrees with statements made by RealVision in its complaint, and we intend to defend ourselves vigorously, whether in negotiation, mediation, or by legal process, including possible legal action against RealVision.

        In the normal course of business, E&S has various legal claims and other contingent matters, including items raised by government contracting officers and auditors. Although the final outcome of such matters cannot be predicted, we believe the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth certain information regarding the executive officers of E&S as of February 28, 2003:

Name	Age	Position
James R. Oyler	56	President and Chief Executive Officer
William M. Thomas	48	Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
David B. Figgins	54	Vice President and General Manager, Product Marketing
L. Eugene Frazier	57	Vice President and General Manager, Strategic Visualization
E. Thomas Atchison	54	Vice President, Manufacturing, Service, and Support
Nicholas P. Gibbs	44	Vice President and General Manager, Simulation Systems
Richard A. Flitton	40	Vice President and General Manager, Commercial Simulation
Kirk D. Johnson	41	Vice President and General Manager, Digital Theater

        James R. Oyler was appointed President and Chief Executive Officer of E&S and a member of the Board of Directors in December 1994. Before joining Evans & Sutherland, Mr. Oyler served as President of AMG, Inc. from mid-1990 until December 1994, and a Senior Vice President for Harris Corporation from 1976 through mid-1990. He has eight years of service with E&S.

        William M. Thomas was appointed Vice President and Chief Financial Officer in December 2000 and Corporate Secretary in February 2001. He became Treasurer in January 2002. He joined E&S in August 2000. From May 1998 to August 2000, Mr. Thomas served as Executive Vice President and Chief Financial Officer for Edge Technologies, Inc. From 1995 to 1998, Mr. Thomas was Chief

Financial Officer for Stanley Aviation Corporation. Mr. Thomas was employed by Hughes from 1982 to 1995. He has two years of service with E&S.

        David B. Figgins joined E&S as a Vice President in April of 1998, and is now Vice President, Product Marketing. Before joining E&S, Mr. Figgins served as Vice President of Business Development and Marketing for Raytheon Training, where he was employed from May 1986 to April 1998. Mr. Figgins has over twenty-five years of experience in the simulation and training industry. Mr. Figgins is a graduate of Royal Air Force Halton and holds a M.S in Management from Purdue University. He has five years of service with E&S.

        L. Eugene Frazier joined E&S in September 1997 as a Vice President, and is now Vice President and General Manager of Strategic Visualization. Prior to his assignment at E&S, he was Director, Technology Development and Advanced Programs at Lockheed Martin Tactical Defense Systems. Before working with Lockheed Martin, he held increasingly responsible assignments in Simulation for LORAL Corporation. He has five years of service with E&S.

        E. Thomas Atchison joined E&S in 1998 as Director of Materials when E&S acquired Silicon Reality, Inc., and is now Vice President of Manufacturing, Service, and Support. At Silicon Reality, Mr. Atchison was Vice President, Operations, Chief Operating Officer, and Chief Financial Officer from October 1997 to June 1998. Prior to Silicon Reality, he was Vice President, Investor Relations and Business Development for Alphatec, and managed production control for National Semiconductor/Fairchild. He has four years of service with E&S.

        Mr. Gibbs is the Vice President and General Manager of Simulation Systems. Prior to this role, he served as General Manager of the Service and Support Division. He has also held management positions in Supply Chain Management and Quality Assurance. Mr. Gibbs received a B.S. in Mathematics from the University of Utah. Mr. Gibbs has been with E&S for over 16 years.

        Richard A. Flitton is Vice President and General Manager, Commercial Simulation, and Managing Director, Evans & Sutherland Computer Ltd. A veteran of the simulation industry with nearly twenty years of experience, Mr. Flitton joined E&S as a product manager in 1994. Before joining E&S, Mr. Flitton was employed by Rediffusion Simulation. Mr. Flitton holds a BEng Hons in Electro/Mechanical Engineering from the University of Brighton (UK) and an M.B.A. from the University of Warwick (UK). He is also a Member of The Royal Aeronautical Society (MRAeS). Mr. Flitton has eight years of service with E&S.

        Kirk D. Johnson was appointed Vice President and General Manager of E&S Digital Theater in January 2002. He joined E&S in 1990 as a regulatory engineer, and he has held increasingly responsible management positions in service and support, program administration for commercial simulation, program management, and digital theater. Before he joined E&S, Mr. Johnson was an engineering manager for Communications Certification Laboratory. Mr. Johnson earned a B.S. in Electrical Engineering and an M.B.A. from the University of Utah. He has 13 years of service with E&S.

FORM 10-K

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

        Our common stock trades on The Nasdaq Stock Market under the symbol "ESCC." The following table sets forth the range of the high and low bids per share of our common stock for the fiscal quarters indicated, as reported by The Nasdaq Stock Market. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	HIGH	LOW
2002
First Quarter	$7.35	$5.83
Second Quarter	$10.00	$7.11
Third Quarter	$8.35	$3.72
Fourth Quarter	$6.25	$2.06
2001
First Quarter	$8.00	$6.38
Second Quarter	$8.69	$7.06
Third Quarter	$8.31	$5.88
Fourth Quarter	$7.19	$5.38

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

        On February 28, 2003, there were 638 shareholders of record of our common stock. Because brokers and other institutions hold many of our shares on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

DIVIDENDS

        We have never paid a cash dividend on our common stock, retaining our earnings for the operation and expansion of our business. We intend for the foreseeable future to continue the policy of retaining our earnings to finance the development and growth of our business. The payment of dividends is restricted under the terms of our credit facilities. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,410,000	$11.58	367,000
Equity compensation plans not approved by security holders	—	N/A	—

Total	2,410,000	$11.58	367,000

        Stock Purchase Plan—We have an employee stock purchase plan whereby qualified employees are allowed to have up to 10% of their gross pay withheld each pay period to purchase our common stock at 85% of the market value of the stock at the time of the sale. During the period of December 24, 2002, through December 31, 2002, the Employee Stock purchase Plan was inadvertently oversubscribed in the amount of 4,218 shares. On February 27, 2003, our Board of Directors increased the number of shares available under this plan from 500,000 to 800,000 shares, and ratified all prior issuances of shares under the plan. We will file an S-8 Registration Statement registering these shares. Information regarding the employee Stock Purchase Plan is not included in the above table.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data for the five fiscal years ended December 31, are derived from our Consolidated Financial Statements. The selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this annual report. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	2002(1)	2001(2)	2000(3)	1999(4)	1998(5)
	(In thousands, except per share amounts)
For The Year
Sales	$122,578	$145,263	$166,980	$200,885	$191,766
Net loss before accretion of preferred stock	(11,721)	(27,457)	(69,570)	(23,454)	(15,983)
Net loss per common share:
Basic	(1.12)	(2.70)	(7.45)	(2.49)	(1.70)
Diluted	(1.12)	(2.70)	(7.45)	(2.49)	(1.70)
Average weighted number of common shares outstanding
Basic	10,422	10,169	9,372	9,501	9,461
Diluted	10,422	10,169	9,372	9,501	9,461
At End of Year
Total assets	$127,576	$177,353	$216,078	$258,464	$275,668
Long-term debt, less current portion	20,685	18,086	25,563	18,015	18,062
Redeemable, preferred stock	—	—	24,000	23,772	23,544
Stockholders' equity	53,363	64,659	67,634	137,194	165,083

(1)
During 2002, we incurred impairment losses on inventory of $1.4 million and on software licenses of $0.3 million, restructuring charges of $4.5 million, a gain on curtailment of pension plan of $3.6 million, a gain on the sale of assets held for sale of $1.2 million, and a gain on sale of the REALimage business unit of $0.3 million. See Results of Operations of Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 9, and 21 of the Notes to Consolidated Financial Statements included in Part II of this annual report.

(2)
During 2001, we incurred an impairment loss of $0.2 million, restructuring charges of $2.8 million, a charge of $5.3 million for REALimage transition costs, a gain on the sale of assets held for sale of $9.0 million, and a gain on the sale of the REALimage business unit of $0.8 million. See Results of Operations of Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 21 and 22 of the Notes to Consolidated Financial Statements included in Part II of this annual report.

(3)
During 2000, we recorded deferred tax expense of $20.3 million as a result of our decision to fully reserve net deferred tax assets due to cumulative net operating losses and the cancellation of a significant contract and the related complaint filed by Lockheed Martin Corporation, and a gain on the sale of a business unit of $1.9 million.

(4)
During 1999, we incurred a write-off of inventories of $13.2 million, an impairment loss of $9.7 million and a restructuring charge of $1.5 million.

(5)
During 1998, we incurred a $20.8 million charge to expense acquired in-process technology in connection with the acquisitions of AccelGraphics, Inc. and Silicon Reality, Inc.

QUARTERLY FINANCIAL DATA (Unaudited)
(In thousands, except per share amounts)

	Quarter Ended
	March 29	June 28(2)	Sep. 27	Dec. 31(3)
2002
Sales	$32,563	$34,221	$26,592	$29,202
Gross profit	9,594	12,185	11,268	10,087
Net loss before income taxes	(3,872)	(649)	(1,684)	(5,979)
Net loss applicable to common stock	(3,189)	(724)	(1,759)	(6,049)
Net loss per share(1):
Basic	(0.31)	(0.07)	(0.17)	(0.58)
Diluted	(0.31)	(0.07)	(0.17)	(0.58)
	Quarter Ended
	March 30	June 29	Sep. 28(4)	Dec. 31(5)
2001
Sales	$39,632	$48,097	$29,601	$27,933
Gross profit	13,215	11,973	1,793	2,459
Net loss before income taxes	(6,048)	(5,208)	(17,987)	(1,386)
Net income (loss) applicable to common stock	(6,124)	(5,132)	(16,309)	108
Net income (loss) per share(1):
Basic	(0.64)	(0.50)	(1.57)	0.01
Diluted	(0.64)	(0.50)	(1.57)	0.01

(1)
Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

(2)
During the second quarter of 2002, we recorded a restructuring charge of $1.9 million and a gain on curtailment of pension plan of $3.6 million.

(3)
During the fourth quarter of 2002, we recorded a restructuring charge of $2.6 million, an inventory impairment loss of $1.4 million, an impairment loss of $0.3 million for software licenses that were used by employees removed in the fourth quarter 2002 reduction-in-force actions, and a gain on the sale of an asset held for sale of $1.2 million.

(4)
During the third quarter of 2001, we recorded a restructuring charge of $2.1 million and an income tax benefit of $2.0 million as a result of the resolution of certain tax contingencies.

(5)
During the fourth quarter of 2001, we recorded a $9.0 million gain on the sale of certain patents. Also during this quarter, we recorded an impairment loss of $0.2 million for the write-off of goodwill associated with our acquisition of AccelGraphics, Inc. and Silicon Reality, Inc. in 1998, a restructuring charge of $0.7 million and an income tax benefit of $1.6 million as a result of the resolution of certain tax contingencies.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

        The policies discussed below are considered by management to be critical to an understanding of E&S's financial statements. Their application places significant demands on management's judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. A summary of significant accounting policies can be found in Note 1 to the consolidated financial statements. For all of these policies, management cautions that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Revenue Recognition

        Revenue from long-term contracts requiring significant production, modification or customization is recorded using the percentage-of-completion method. This method uses the ratio of costs incurred to management's estimate of total anticipated costs. Our estimates of total costs include assumptions, such as man-hours to complete, estimated materials cost, and estimates of other direct and indirect costs. Actual results may vary significantly from our estimates. If the actual costs are higher than management's anticipated total costs, then an adjustment would be required to reduce the previously recognized revenue as the ratio of costs incurred to management's estimate was overstated. If actual costs are lower than management's anticipated total costs, then an adjustment would be required to increase the previously recognized revenue as the ratio of costs incurred to management's estimate is understated.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

        Billings on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings. As a result, these differences are recorded as an asset or liability on the balance sheets. Since revenue recognized on these long-term contracts includes estimates of management's anticipated total costs, the amounts in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts also include these estimates.

Inventories

        Inventory includes materials at standard costs, which approximates average costs, as well as inventoried costs on programs (including material, labor, subcontracting costs, as well as an allocation of indirect costs). We periodically review inventories for excess supply, obsolescence, and valuations above estimated realizable amounts, and then provide a reserve we consider sufficient to cover these items. Reserve adequacy is based on estimates of future sales, product pricing, and requirements to complete projects. Revisions of these estimates would result in adjustments to our operating results.

Accrued Expenses

        Accrued expenses include amounts for liquidated damages and late delivery penalties (See Note 8 to the consolidated financial statements). While current contracts could include additional liquidated damages and late delivery penalties, we have included all amounts management believes E&S is liable for as of December 31, 2002. These liquidated damages are based primarily on estimates of project completion dates. To the extent completion dates are not consistent with our estimates, these damage and penalty accruals may require additional adjustments.

Allowance for Doubtful Accounts

        The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We specifically analyze accounts receivables and consider historic experience, customer creditworthiness, facts and circumstances specific to outstanding balances, current economic trends, and payment term changes when evaluating adequacy of the allowance for doubtful accounts. Changes in these factors could result in material adjustments to the expense recognized for bad debts.

Income Taxes

        As part of the process of preparing our consolidated financial statements we are required to estimate our actual income taxes in each of the jurisdictions in which we operate. This involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items, such as accrued liabilities, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include a corresponding adjustment within the tax provision in the statement of operations. Significant management judgment is required to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

RESULTS OF OPERATIONS

        The following discussions should be read in conjunction with our Consolidated Financial Statements contained herein under Item 8 of this annual report.

	Year ended December 31,
	2002	2001	2000
Sales	100.0%	100.0%	100.0%
Cost of sales	63.7	79.7	82.4
Inventory impairment	1.1	—	—

Gross profit	35.2	20.3	17.6

Operating expenses:
Selling, general and administrative	22.1	20.6	20.6
Research and development	21.2	19.9	26.5
Restructuring charge	3.7	2.0	(0.5)
Impairment loss	0.2	0.2	—
REALimage transition costs	—	3.6	—

Operating expenses	47.2	46.3	46.6

	(12.0)	(26.0)	(29.0)
Gain on curtailment of pension plan	2.9	—	—
Gain on sale of assets held for sale	1.0	6.2	—
Gain on sale of business unit	0.2	0.5	1.1

Operating loss	(7.9)	(19.3)	(27.9)
Other income (expense), net	(2.0)	(1.8)	(2.4)

Loss before income taxes	(9.9)	(21.1)	(30.3)
Income tax expense (benefit)	(0.3)	(2.2)	11.4

Net loss	(9.6)	(18.9)	(41.7)
Accretion of preferred stock	—	—	0.1

Net loss applicable to common stock	(9.6)%	(18.9)%	(41.8)%

Consolidated Sales and Gross Profit

        Our total sales were $122.6 million in 2002, compared with $145.3 million in 2001 and $167.0 million in 2000. Military sales declined in 2002 compared to 2001 because 2001 contained a large amount of revenue from six large programs ("Big 6 programs"), which are now, on average, 99% complete. No new programs of this size were awarded during 2002 to produce replacement revenue. Sales of our PC-based image generator declined in 2002 compared to 2001 because our next generation simFUSION product was not launched until the third quarter of 2002 and customers were waiting for the release of this enhanced PC-based image generator. The new simFUSION product generated orders and revenue in the third and fourth quarters of 2002. In 2002, sales of our planetarium systems declined as customers delayed their orders of existing products in anticipation of our next generation products, which have now been launched and are also producing orders and revenue. Sales were also impacted by a worldwide slowdown of demand for planetarium equipment in 2002. In 2001, we also sold our REALimage business and discontinued the operations of our RAPIDsite business; therefore, losing related revenue in 2002. These 2002 decreases in sales were partially offset by an increase in service and support revenues.

        Both commercial and military markets have been changing rapidly during the past year, and continue to do so. In the commercial market, commercial airlines have reduced purchases of new aircraft compared to prior years. This has resulted in a reduction in the number of new simulators they require for training. However, many commercial airlines are upgrading their currently installed simulators. As a result, we have benefited from this change because E&S has a large share of the installed base of visual systems and because our newly introduced EP-1000CT product provides an attractive upgrade path due to its compatibility with the installed base. Military markets have continued to shrink as funds are diverted to more pressing military requirements. We believe this process of diverting funds will continue during 2003, but may result in some pent-up demand in 2004.

        Our 2001 sales declined compared to 2000 as a result of both delays in military programs relating to our Harmony image generator and a decline in sales volume to commercial airline customers. Sales in the REALimage business also declined in 2001 as the group was sold during the third quarter of 2001. Additionally, sales of planetarium systems also declined in 2001. These declines more than offset increases in the 2001 sales volumes of our simFUSION PC-based image generator and service and support revenues.

        Our gross margin percentages were 35.2% in 2002, compared with 20.3% in 2001, and 17.6% in 2000. Gross margins increased significantly as a result of the Big 6 programs, which used our Harmony image generator, having less of a negative impact in 2002 than in 2001. These six programs heavily contributed either losses or small positive gross margins to 2001's overall gross profit. Additionally, gross margins on sales to commercial airline customers were up as 2002 included both positive adjustments for completing programs below cost estimates and improved overall cost performance. These 2002 gross margin improvements were offset by an inventory impairment loss of $1.4 million related to our restructuring plan decision to exit the simFUSION 4000 product line. The $1.4 million charge encompassed the total value for the simFUSION 4000 inventory on hand. We took this impairment write-off because we anticipate reduced demand for simFUSION 4000 products as a result of customer migration to the next-generation simFUSION products.

        Our 2001 gross margin percentage increased compared to 2000 as a result of higher sales volumes and lower cost of sales for support services and improved cost performance on sales to commercial airline customers. Additionally, gross margins on our planetarium systems increased as a result of improved overall cost performance. These improvements were partially offset by higher cost of sales on simFUSION PC-based image generators and cost overruns on our Harmony image generator programs.

Operating Expenses, Other and Taxes

        Our operating expenses were $57.9 million in 2002, compared with $67.3 million in 2001 and $77.9 million in 2000. Selling, general, and administrative (SG&A) expenses decreased $2.9 million during 2002 as a result of lower headcount, lower labor costs, reduced use of consultants, and lower overheads. Additionally, due to improved collection experience, previous bad debt accruals of $0.7 million were reversed, which lowered SG&A expenses. Research and development expenses decreased $2.9 million in 2002 as a result of lower headcount, decreased effort on our Integrator software product as it nears completion, and reduced overhead costs. These R&D decreases were partly offset by one-time material purchases for the development of both our EP-1000 line of new visual systems for commercial simulation and our new PC-based products.

        Our SG&A expenses decreased $4.3 million in 2001 compared to 2000 as a result of lower headcount, reduced incentive expenses, lower commissions on reduced orders, and lower advertising expenditures. Additionally, 2001 SG&A savings were achieved when the REALimage business was sold. Research and development costs decreased $15.4 million in 2001, compared to 2000, as a result of lower labor and related expenses as a result of the reduced development effort on our Harmony, Integrator, Ensemble, and PC-based simulation products. Additionally, 2001 R&D savings were achieved when the REALimage business was sold and the RAPIDsite business was discontinued.

        During 2001 we recorded a charge of $5.3 million for REALimage transition costs that included all expenses associated with the REALimage Solutions Group incurred in the first three quarters of 2001. There were no REALimage transition costs in 2002 or 2000.

        During 2002, we recorded a restructuring charge of $4.5 million related to a reduction in force of approximately 230 employees in an attempt to reduce the operating cost structure as well as to create a cost structure in line with anticipated 2003 revenues. We estimate that this restructuring will reduce expenses by approximately $14 million per year going forward. During 2001, we recorded a restructuring charge of $2.8 million relating to a reduction in force of approximately 92 employees. In 2000, we reversed $0.8 million of a 1999 $1.5 million restructuring charge as a result of employee transfers within E&S (rather than termination) and lower than estimated severance costs.

        During the fourth quarter of 2002, we recognized an impairment loss of $0.3 million on software licenses related to software licenses that were used by employees removed in the fourth quarter 2002 reduction-in-force actions. During 2001, we recognized an impairment loss of $0.2 million related to the write-off of goodwill acquired in the E&S acquisition of AccelGraphics, Inc. and Silicon Reality, Inc. in 1998. No impairment losses were recorded in 2000.

        During 2002, we recognized a gain on the curtailment of our pension plan of $3.6 million. In order to both match current market practices and improve our competitive position, the pension plan was amended to curtail accrual of future benefits. At the same time, the E&S 401(k) plan was amended to permit the Board of Directors to grant additional discretionary matching contributions based on profitability as well as other financial and operational considerations.

        During 2002, we recognized a gain on assets held for sale of $1.2 million on the sale of a building. In 2002 we also recognized an additional $0.3 million gain on the sale of a business unit on the sale of the REALimage Solutions Group, which was originally sold in 2001, due to favorable cost performance compared to the original cost estimates. During 2001, we recognized a gain on the sale of assets held for sale of $9.0 million due to the sale of certain 3D-graphics patents and a gain on the sale of a business unit of $0.8 million as a result of the sale of our REALimage Solutions Group. During 2000, we recognized a gain on the sale of a business unit of $1.9 million due to the sale of certain assets relating to our digital video business.

        Our other income (expense) was $2.4 million in net expenses in 2002, $2.6 million in net expense in 2001, and $4.0 million in net expense in 2000. Interest expense decreased to $1.8 million in 2002 from $2.5 million in 2001 due to lower debt levels. Interest expense increased to $2.5 million in 2001 from $2.2 million in 2000 due to higher debt levels. Also included in 2000 was $6.5 million in gain on sale of investment securities and a $7.8 million loss on the write-down of investment securities. The majority of these amounts related to the sale of our shares of Silicon Light Machines, Inc. to Cypress Semiconductor, Inc. ("Cypress") for shares in Cypress, and the subsequent fall in value and sale of those Cypress shares.

        Our income tax benefits were $0.5 million in 2002 compared to $3.2 million in 2001 and compared to an income tax expense of $19.0 million in 2000. The 2002 income tax benefit was the result of a change in the U.S. tax law, which allows us to use additional net operating losses to offset taxable income. The benefit in 2001 was primarily due to the favorable audit resolution of certain potential foreign tax liabilities. The income tax expense in 2000 was the result of a $20.6 million increase in our deferred tax asset valuation allowance as a result of the cancellation of a significant contract and continued pretax losses.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

        During 2002, we made strides to improve our liquidity and capital resources position. The near completion of the Big 6 programs during 2002 had a positive impact on our liquidity. Our operations generated $12.1 million in cash in 2002, which we used to reduce our lines of credit. At December 31, 2002, our maximum borrowings and letters of credit allowed under our lines of credit were approximately $28 million, with actual borrowings from our lines of credit, short and long term, of $7.9 million. We sold one of our buildings in 2002 and will continue to market the remaining two buildings for sale in 2003. At December 31, 2002, we had cash and restricted cash of $10.3 million and we have approximately $18.0 million in long-term convertible subordinated debentures due in 2012.

Big 6 Impact

        We have six Harmony 1 programs ("Big 6") that have had a negative impact on our overall financial condition during 2001 and 2002. However, by achieving, on average, a 99% completion rate on the Big 6 programs, we believe we have mitigated future potential negative effects the Big 6 programs could have on our future financial condition.

        In 2002, approximately $23.5 million in costs and estimated earnings in excess of billings on uncompleted contracts relating to the Big 6 programs were converted to accounts receivable. Our collections on related accounts receivables during 2002 were approximately $20.1 million. Collections on accounts receivable have significantly contributed to $12.1 million in cash generated from operations during 2002. With the generation of this cash from operations, we were less reliant on our lines of credit as the 2002-year progressed.

Cash Flow

        At December 31, 2002, we had working capital of $56.0 million, including cash and restricted cash of $10.3 million, compared to working capital of $54.5 million at December 31, 2001, including cash and restricted cash of $11.5 million. During 2002, we generated $12.1 million from our operating activities, used $0.7 million in our investing activities, and used $12.8 million in our financing activities.

        Cash from our operating activities was provided by an $11.9 million decrease in the net costs and estimated earnings in excess of billings on uncompleted contracts. Costs and estimated earnings in excess of billings on uncompleted contracts decreased $25.7 million primarily due to successful near completion of the Big 6 programs. Billings in excess of costs and estimated earnings on uncompleted contracts decreased $14.0 million due primarily to $6.0 million in deliveries made in 2002 related to commercial simulation orders booked in 2001 and $3.6 million in deliveries made in 2002 related to military simulation orders in 2001. Also contributing to cash from operations was an $8.8 million decrease in accounts receivable due primarily to collections on the Big 6 programs and improved collections.

        Cash used by investing activities was $0.7 million. Purchases of property, plant and equipment used $3.4 million cash in 2002, however this was offset by $2.9 million from the sale of one of our buildings. Over the past two years, we have significantly reduced our investment in property, plant and equipment as part of our cost reduction plan associated with our restructuring efforts. In 2002, 2001, and 2000 we invested $3.4 million, $6.6 million, and $13.9 million, respectively.

        Cash used by our financing activities was $12.8 million in 2002, compared to cash generation of $12.6 million in 2001. In 2001, cash generation from financing activities was due mainly to our reliance on lines of credit to fund our working capital. In 2002, as a result of cash generation from our operating activities, we were less reliant on our lines of credit. Thus, we were able to pay them down and our average borrowings against our lines of credit were lower in 2002.

Credit Facilities

        In December 2000, we entered into a secured credit facility (the "Foothill Facility") with Foothill Capital Corporation ("Foothill") that provided for borrowings and the issuance of letters of credit up to $30.0 million. In December 2002, E&S and Foothill renegotiated and renewed the terms of the Foothill Facility, providing for borrowings and the issuance of letters of credit up to $25.0 million. The Foothill Facility, among other things, (i) requires E&S to maintain certain financial ratios and covenants, including a minimum tangible net worth that adjusts each quarter, a minimum unbilled receivables to billed receivables ratio, and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year; (ii) restricts our ability to incur debt or liens; sell, assign, pledge or lease assets; merge with another company; and (iii) restricts the payment of dividends and repurchase of any of our outstanding shares without the prior consent of the lender. The Foothill Facility expires in December 2004.

        Borrowings under the Foothill Facility bear interest at the Wells Fargo Bank National Association prevailing prime rate plus 1.5% to 3.0%, depending on the amount outstanding. In addition, the Foothill Facility has an unused line fee equal to 0.375% per annum times the difference between $25 million and the sum of the average undrawn portion of the borrowings, payable each quarter. The Foothill Facility provides Foothill with a first priority perfected security interest in substantially all of our assets, including, but not limited to, all of our intellectual property. Pursuant to the terms of the Foothill Facility, all cash receipts of E&S must be deposited into a Foothill controlled account.

        Due to Foothill's waiver on February 22, 2002 of E&S's noncompliance with financial covenants through December 31, 2001 and the modification of the financial covenants; Foothill's waiver on July 23, 2002 of E&S's noncompliance with financial covenants in the second quarter of 2002; and the January 8, 2003 amendment to the financial covenants effective in December 2002; we were in compliance with our financial covenants and ratios as of December 31, 2002. However, a continuation of trends from 2000, 2001, and portions of 2002, could impact future compliance with such covenants.

        As of December 31, 2002, we had outstanding financial standby letters of credit totaling $4.9 million related to our performance on certain customer contracts. Our customers can draw against these letters of credit if we fail to meet the performance requirements contained within the terms of each letter of credit. As of December 31, 2002, no amounts have been accrued for any estimated losses under these obligations, as it is probable that we will perform as required under our contracts.

        As of December 31, 2002, we had $2.7 million in outstanding borrowings and $4.9 million in outstanding letters of credit under the Foothill Facility.

        Evans & Sutherland Computer Limited, a wholly-owned subsidiary of Evans & Sutherland Computer Corporation, has a $3.0 million overdraft facility (the "Overdraft Facility") with Lloyds TSB Bank plc ("Lloyds"). Borrowings under the Overdraft Facility bear interest at Lloyds' short-term offered rate plus 1.75% per annum. As of December 31, 2002, there were $5.2 million in outstanding borrowings. Lloyds allows E&S to borrow over $3 million on the Overdraft Facility on condition that any borrowings over $3 million are deposited with Lloyds. The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds' discretion. As a result of a recent renewal of the Overdraft Facility, it now expires on December 31, 2003. Evans & Sutherland Computer Limited executed a letter of negative pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business. Covenants contained in the Overdraft Facility restrict dividend payments from Evans & Sutherland Computer Limited and require maintenance of certain financial covenants. In addition, at December 31, 2002, we had $2.9 million in restricted cash deposited at Lloyds related to the Overdraft Facility, $0.7 million of this cash on deposit is in a restricted cash collateral account to support certain obligations that the bank guarantees and borrowings were $5.2 million. As of February 28, 2003, we had $1.2 million in outstanding borrowings against the Overdraft Facility.

Other

        In July 2000, we formed a joint venture with Quadrant Group plc ("Quadrant") known as Quest Flight Training Limited ("Quest"). Quest provides certain equipment, software, training and other goods and services to the Secretary of State for Defence of the U.K. Ministry of Defence ("U.K. MoD") and other related governmental entities with regard to an upgrade of the U.K. MoD E3D Facility and E3D Sentry Aircrew Training Services. In connection with the services of Quest to the U.K. MoD, we guaranteed various obligations of Quest. As of December 31, 2002, we had four guarantees outstanding related to Quest. One guarantees, jointly and severally with Quadrant, the performance of Quest in relation to its contract with the U.K. MoD. If Quest fails to meet its obligations under the contract then we (and Quadrant) are required to perform under the terms of the contract. Due to the length of the contract and the uncertainty of what performance we would be liable for if Quest did in fact fail to perform, we cannot estimate the maximum amount of possible future payments. This guarantee is in place until 2030. The second guarantees, jointly and severally with Quadrant, up to a maximum amount of £1.0 million ($1.6 million), the performance of Quest, where not subcontracted, and the performance of Quest where any subcontractor is not liable to meet its obligation due to any limitation of liability in its sub-contract agreement and thus prevents Quest from meeting its obligation under its contract with the U.K. MoD. This guarantee is in place until 2020. The third guarantees payment and discharge of a certain loan agreement, severally with Quadrant, that Quest has entered into. As of December 31, 2002, the outstanding loan balance was $8.4 million. This guarantee is in place until 2020. The fourth guarantees a payment, up to a maximum amount of £0.13 million ($0.2 million), in the event that Quest has a default event, as defined by its loan agreement. This guarantee is in place until 2020. As of December 31, 2002, no amounts have been accrued for any estimated losses under these guarantees because we believe that Quest will meet all of its performance and financial obligations in relation to its contract with the U.K. MoD.

        As of December 31, 2002, we had approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the "6% Debentures"). The 6% Debentures are unsecured and are convertible at each bondholder's option into shares of our common stock at a conversion price of $42.10 or 428,000 shares of our common stock, subject to adjustment. The 6% Debentures are redeemable at our option, in whole or in part, at par.

        On February 18, 1998, E&S's Board of Directors authorized the repurchase of up to 600,000 shares of our common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996. On September 8, 1998, our Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. On February 28, 2003, 463,500 shares remained available for repurchase. No shares were repurchased during 2002, 2001, or 2000. Stock may be acquired on the open market or through negotiated transactions. Under the program, repurchases may be made from time to time, depending on market conditions, share price and other factors. The Foothill Facility requires that we obtain prior consent from Foothill before we repurchase any shares.

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

        We believe that the principal sources of liquidity for 2003 will be a result of positive cash flows from the restructuring which has taken place, the progress to date on our Harmony image generator fixed-price contracts (Big 6 programs), other cost-cutting measures (which will be implemented during 2003) and the sale of the two remaining buildings designated as assets held for sale. Circumstances that could materially affect liquidity in 2003 include, but are not limited to, the following: (i) our ability to meet contractual milestones related to the delivery and integration of our Harmony image generators, (ii) our ability to successfully develop and produce new technologies and products, (iii) our ability to meet our forecasted sales levels during 2003, (iv) our ability to reduce costs and expenses, (v) our ability to maintain our commercial simulation business in light of current economic conditions and (vi) our ability to favorably negotiate sale agreements related to certain of our buildings.

        We believe that existing cash, restricted cash, borrowings available under our various borrowing facilities, the sale of certain buildings currently held for sale, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months. At December 31, 2002, our total indebtedness was $26.0 million. The Foothill Facility expires in December 2004 and the Overdraft Facility expires on December 31, 2003. If these credit facilities continue to be needed, we will attempt to replace them; however, there can be no assurances that we will be successful in renegotiating our existing borrowing facilities or obtaining additional debt or equity financing. Our cash and restricted cash, subject to various restrictions previously set forth, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

EFFECTS OF INFLATION

        The effects of inflation were not considered material during fiscal years 2002, 2001 and 2000, and are not expected to be material for fiscal year 2003.

OUTLOOK

        Our projections for the future look promising. With the Big 6 Programs essentially complete, the outlook for E&S has greatly improved. Losses of approximately $12 million, $27 million, and $70 million for 2002, 2001 and 2000, respectively, are, in large part, attributable to these programs, or actions related to them. As revenues for these programs decreased as a percent of total sales during this period, our gross margins improved. Gross margin performance in 2000 was at a low of 18%. Performance in 2002 improved to yield a gross margin in excess of 35%. This improvement is directly attributable to two key factors. First, our core business, outside of the Big 6 Programs, has a sustainable business model. Second, customers agree that our products bring additional value to their training capabilities.

        The future success of E&S is highly dependant on our products. EP-1000, Harmony 2, simFUSION 6000, Digistar 3, Integrator and ESCP II have been developed and/or upgraded during the last two years as a result of significant research and development funding. These new products have made a statement in the simulation marketplace; E&S continues to be the technical leader in this space. While revenues for E&S are down due to the overall decline in the market, revenues from the commercial market have picked up by taking market share as a direct result of the technical advantages of EP-1000. Management believes that as the market rebounds, we are uniquely positioned, via our new products, to see similar results in all of our business units.

FORWARD LOOKING STATEMENTS

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

        These forward-looking statements include, but are not limited to, the following statements:

  •
  "As a result, we believe this process of diverting funds during 2003 will result in some pent-up demand for 2004 orders."

  •
  "...FAA Level D and equivalent certification anticipated for early 2003"

  •
  "We believe we are able to compete effectively in this environment and will continue to be able to do so in the foreseeable future."

  •
  "Management believes that the new line of E&S products introduced in 2002, as described above, will allow us to retain our industry-leading position in the marketplace."

  •
  "We anticipate that approximately two-thirds of the 2002 backlog will be converted to sales in 2003."

  •
  "We actively pursue patents on our new technology and we intend to vigorously protect our patent rights."

  •
  "We routinely copyright software, documentation, and chip masks designed by us and institute copyright registration for such software, documentation, and masks when appropriate."

  •
  "We anticipate that high levels of research and development will be needed to continue to ensure that we maintain technical excellence, leadership, and market competitiveness."

  •
  "The completion of these products will allow us to focus on the timely development of new products and additional product enhancements in 2003."

  •
  "We believe that any inherent risk that exists in our foreign operations is not material."

  •
  "It is anticipated that this philosophy will continue in 2003, and agreements will be continued or consummated as necessary to maintain our industry leading position."

  •
  "We will continue to operate in Germany and throughout Europe under our own name, providing marketing, sales, and support for our growing visual systems business and traditional customer base."

  •
  "We estimate that these restructurings will reduce expenses by approximately $14 million per year going forward."

  •
  "These restructurings were undertaken to reduce our operating cost structure as well as to create a cost structure in line with anticipated 2003 revenues."

  •
  "We plan to sell the two buildings we do not occupy."

  •
  "We sold one of our buildings in 2002 and will continue to market the remaining two buildings for sale in 2003."

  •
  "We believe that these properties are suitable for our immediate needs and we do not currently plan to expand our facilities or relocate."

  •
  "Although the final outcome of such matters cannot be predicted, we believe the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition, liquidity or results of operations"

  •
  "We intend for the foreseeable future to continue the policy of retaining our earnings to finance the development and growth of our business."

  •
  "We took this impairment write-off because we anticipate reduced demand for simFUSION 4000 products as a result of customer migration to the next-generation simFUSION products."

  •
  "However, by achieving, on average, a 99% completion rate on the Big 6 programs, we believe we have mitigated future potential negative effects the Big 6 programs could have on our future financial condition."

  •
  "As of December 31, 2002, no amounts have been accrued for any estimated losses under these guarantees because we believe that Quest will meet all of its performance and financial obligations in relation to its contract with the U.K. MoD."

  •
  "However, a continuation of trends from 2000, 2001, and portions of 2002, could impact future compliance with such covenants."

  •
  "As of December 31, 2002, no amounts have been accrued for any estimated losses under these obligations, as it is probable that we will perform as required under our contracts."

  •
  "We believe that the principal sources of liquidity for 2003 will be a result of positive cash flows from the restructuring which has taken place, the progress to date on our Harmony image generator fixed-price contracts (Big 6 programs), other cost-cutting measures (which will be implemented during 2003) and the sale of the two remaining buildings designated as assets held for sale."

  •
  "We believe that existing cash, restricted cash, borrowings available under our various borrowing facilities, the sale of certain buildings currently held for sale, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months."

  •
  "Our projections for the future look promising."

  •
  "With the Big 6 Programs essentially complete, the outlook for E&S is greatly improved."

  •
  "The future success of E&S is highly dependant on our products."

  •
  "Management believes that as the market rebounds, we are uniquely positioned, via our new products, to see similar results in all of our business units."

  •
  "We have developed a rich set of tools to make the development of databases more efficient and less costly, whether built by E&S or by others."

  •
  "Specifically, we continue to design and build complex integrated circuits ("chips") where required, and we are the only company in the industry with this capability."

  •
  "In the long-term, we anticipate growth in the military market as new vehicles come on line and the overall cost effectiveness of simulation training makes it an increasingly attractive alternative to other training methods."

  •
  "E&S supplies very popular visual systems for commercial full flight simulators, providing what we estimate to be over 30% of the visual systems installed in full flight training simulators for commercial airlines, training centers, simulator manufacturers, and aircraft manufacturers."

  •
  "The effects of inflation were not considered material during fiscal years 2002, 2001 and 2000, and are not expected to be material for fiscal year 2003."

  •
  "Under our current competitive strategy, we endeavor to remain competitive by growing existing businesses, developing new businesses internally, selectively acquiring businesses, increasing efficiency, improving access to new markets, and reducing costs."

  •
  "Based upon our current level of operations and anticipated growth, management believes that available cash flow, together with available credit, will be adequate to meet our financial needs."

  •
  "We currently make and plan to continue to make a significant investment in research and development."

  •
  "While we have every reason to believe these investments will be rewarded with sales-generating products, customer acceptance ultimately dictates the success of development and marketing efforts."

  •
  "Although we cannot predict such uncertainties, in our opinion there are no spending reductions or funding limitations pending that would impact our contracts."

  •
  "We expect that sales to a limited number of customers will continue to account for a substantial portion of our sales in the foreseeable future."

  •
  "We intend to consider acquisitions, alliances, and transactions involving other companies that could complement our existing business."

  •
  "While current contracts could include additional liquidated damages and late delivery penalties, we have included all amounts management believes E&S is liable for as of December 31, 2002."

  •
  Assumptions relating to the foregoing.

        Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described in the "Factors That May Affect Future Results" discussion under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations of this annual report, important factors to consider in evaluating such forward-looking statements include risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, product delays, commercialization and technology, and our ability to maintain credit facilities to support our operations on favorable and acceptable terms. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this annual report will, in fact, occur.

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

Our Stock Price May be Adversely Impacted if Our Sales or Earnings Fail to Meet Expectations

        Our stock price is subject to significant volatility and will likely be adversely affected if sales or earnings in any quarter fail to meet the investment community's expectations. Our sales and earnings may fail to meet expectations because they fluctuate and are difficult to predict. Our earnings during 2002 and 2001 fluctuated significantly from quarter to quarter. One of the reasons we experience such fluctuations is that the largest share of our sales and earnings is from customer programs that typically have long delivery cycles and contract lengths. The timing of customer acceptance of certain large-scale commercial or government contracts may affect the timing and amount of sales that can be recognized; thus, causing our periodic operating results to fluctuate. Our results may further fluctuate if United States and international governments delay or even cancel production on large-scale contracts due to lack of available funding.

        Our earnings may not meet either investor or internal expectations because our budgeted operating expenses are relatively fixed in the short term and even a small sales shortfall may cause a period's results to be below expectations. Such a sales shortfall could arise from any number of factors, including:

  •
  delays in the availability of products,

  •
  delays from chip suppliers,

  •
  discontinuance of key components from suppliers,

  •
  other supply constraints,

  •
  transit interruptions,

  •
  overall economic conditions, and

  •
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

Future Losses Could Impair Our Ability to Raise Capital or Borrow Money and Consequently Affect Our Stock Price

        Although we recorded net sales of $122.6 million for the year ended December 31, 2002, we incurred a net loss of $11.7 million in 2002. We have incurred net losses totaling $148.2 million over the past five years. We cannot assure that we will be profitable in future periods. Losses in future periods could impair our ability to raise additional capital or borrow money as needed, could decrease our stock price and could cause a violation of certain covenants in our credit facilities.

Our Business May Suffer if Our Competitive Strategy is Not Successful

        Our continued success depends on our ability to compete in an industry that is highly competitive, with rapid technological advances and constantly improving products in both price and performance. In most market areas in which we operate we are experiencing increased competition, and we expect this trend to continue. In recent years, we have been forced to adapt to domestic and worldwide political, economic, and technological developments that have strongly affected our markets. Under our current competitive strategy, we endeavor to remain competitive by growing existing businesses, developing new businesses internally, selectively acquiring businesses, increasing efficiency, improving access to new markets, and reducing costs. Although our executive management team and Board of Directors continue to review and monitor our strategic plans, we have no assurance that we will be able to continue to follow our current strategy or that this strategy will be successful.

Our Significant Debt Could Adversely Affect Our Financial Resources and Prevent Us from Satisfying Our Debt Service Obligations

        We have a significant amount of indebtedness and may also incur additional indebtedness in the future. We may not generate sufficient cash flow from operations, or have future borrowings available to us, sufficient to pay our debt. At December 31, 2002, our total indebtedness was $26.0 million and our total stockholders' equity was $53.4 million.

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

  •
  the ability to obtain additional financing for working capital, capital expenditures, acquisitions, or other purposes may be impaired or unavailable;

  •
  a portion of cash flow will be used to pay interest expense, which will reduce the funds that would otherwise be available for operations and future business opportunities;

  •
  a substantial decrease in net operating cash flows or an increase in expenses could make it difficult for us to meet our debt service requirements and force us to modify operations;

  •
  we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

  •
  our substantial indebtedness may make us more vulnerable to a downturn in our business or in the economy generally; and

  •
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

Covenants and Restrictions in Our Credit Documents Limit Our Ability to Take Certain Actions

        Our credit documents contain significant financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants include, among others, restrictions on our ability to:

  •
  declare dividends or redeem or repurchase capital stock;

  •
  incur certain additional debt;

  •
  grant liens;

  •
  make certain payments and investments;

  •
  sell or otherwise dispose of assets; and

  •
  consolidate with other entities.

        We must also meet certain financial ratios and tests, including a minimum tangible net worth that adjusts each quarter, an unbilled receivables to billed receivables ratio, and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year. Failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions. Due to Foothill's waiver on February 22, 2002 of E&S's noncompliance with financial covenants through December 31, 2001 and the modification of the financial covenants; Foothills waiver on July 23, 2002 of E&S's noncompliance with financial covenants in the second quarter of 2002; and the January 8, 2003 amendment to the financial covenants effective in December 2002; we were in compliance with our financial covenants and ratios as of December 31, 2002. However, a continuation of trends from 2000, 2001, and portions of 2002, could impact our future compliance with such covenants. Should the need arise, we will negotiate with our lenders to modify and expand various financial covenants, however, no assurance can be given that such negotiations will result in modifications that will allow us to continue to be in compliance or otherwise be acceptable to us.

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

        In accordance with accounting for long-term contracts, we record an asset for our costs and estimated earnings that exceed the amount we are able to bill our customers on uncompleted contracts. At December 31, 2002, $13.9 million of our costs and estimated earnings that exceed our billings on uncompleted contracts related to four contracts with three different customers. We are not able to bill these amounts unless we meet certain contractual milestones related to the delivery and integration of our Harmony and ESIG image generators. Our failure to achieve these contractual milestones by timely delivering and integrating our Harmony and ESIG image generators may significantly impact our ability to recover our costs and estimated earnings that exceeded our billings on uncompleted contracts, which could severely impact our cash flow.

Our Significant Investment in Research and Development May Not be Realized

        We have no assurance that our significant investment in research and development will generate future sales or benefits. We currently make and plan to continue to make a significant investment in research and development. Total spending for research and development was $26.0 million or 21.2% of sales in 2002 as compared to $28.8 million or 19.9% of sales in 2001. Developing new products and software is expensive and often involves a long payback cycle. While we have every reason to believe these investments will be rewarded with sales-generating products, customer acceptance ultimately dictates the success of development and marketing efforts.

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

        Product transitions are a recurring part of our business. Our short product life cycles require our ability to successfully manage the timely transition from current products to new products. In fact, it is not unusual for us to announce a new product while its predecessor is still in the final stages of its development. Our transition results could be adversely affected by such factors as:

  •
  development delays,

  •
  late release of products to manufacturing,

  •
  quality or yield problems experienced by production or suppliers,

  •
  variations in product costs,

  •
  excess inventories of older products and components, and

  •
  delays in customer purchases of existing products in anticipation of the introduction of new products.

In the Event We Suffer Further Product Delays, We May Be Required to Pay Certain Customers Substantial Liquidated Damages and Other Penalties

        The variety and complexity of our high technology product lines require us to deal with suppliers and subcontractors supplying highly specialized parts, operating highly sophisticated and narrow tolerance equipment in performing highly technical calculations. The processes of planning and managing production, inventory levels and delivery schedules are also highly complex and specialized. Many of our products must be custom designed and manufactured, which is not only complicated and expensive, but can also require a number of months to accomplish. Slight errors in design, planning and managing production, inventory levels, delivery schedules, or manufacturing can result in unsatisfactory products that may not be correctable. If we are unable to meet our delivery schedules, we may be subject to penalties, including liquidated damages that are included in some of our customer contracts. As of December 31, 2000, we had paid $6.0 million in connection with liquidated damages. During 2000, we accrued an additional $0.9 million for late delivery penalties. During 2001 we accrued $2.9 million to cover penalties, against which we paid $2.7 million. In 2001, we also accrued $1.5 million to cover additional costs incurred by customers, of which we paid $0.7 million in 2002. In 2002, we also accrued an additional $0.3 million to cover additional costs incurred by customers. Although we did not have any liquidated damages in 2002, there is no assurance that we may not incur substantial liquidated damages in the future in connection with further product delays.

We May Not Maintain a Significant Portion of Our Sales if We Fail to Maintain Our United States Government Contracts

        In 2002, 55% of our sales were to agencies of the United States government, either directly or through prime contractors or subcontractors, for which there is intense competition. Accordingly, we have no assurance that we will be able to maintain a significant portion of our sales. These sales are subject to the inherent risks related to government contracts, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, and unavailability of funds. These risks also include technological uncertainties and obsolescence, and dependence on annual Congressional appropriation and allotment of funds. In the past, some of our programs have been delayed, curtailed, or terminated. Although we cannot predict such uncertainties, in our opinion there are no spending reductions or funding limitations pending that would impact our contracts.

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

Our Sales May Suffer if We Lose Certain Significant Customers

        We currently derive a significant portion of our sales from a limited number of non-U.S. government customers. The loss of any one or more of these customers could have a material adverse effect on our business, financial condition and results of operations. We were dependent on three of our non-U.S. government customers for approximately 16% of our consolidated sales in 2002. We expect that sales to a limited number of customers will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that sales from this limited number of customers will continue to reach or exceed historical levels in the future. We do not have supply contracts with any of our significant customers.

Our Sales Will Decrease if We Fail to Maintain Our International Business

        Any reduction of our international business could significantly affect our sales. Our international business accounted for 39% of our 2002 sales. We expect that international sales will continue to be a significant portion of our overall business in the foreseeable future.

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

If Our Commercial Simulation Business Fails, Our Sales will Decrease

        We have no assurance that our commercial simulation (airline) business will continue to succeed. Our commercial simulation business currently accounts for approximately 20% to 25% of our sales. This business is subject to many of the risks related to the commercial simulation market that may adversely affect our business. The following risks are characteristic of the commercial simulation market:

  •
  uncertainty of economic conditions,

  •
  dependence upon the strength of the commercial airline industry,

  •
  air pilot training requirements,

  •
  competition,

  •
  changes in technology, and

  •
  timely performance by subcontractors on contracts in which E&S is the prime contractor.

We May Make Acquisitions that are Unsuccessful or Strain or Divert Our Resources from More Profitable Operations

        We intend to consider acquisitions, alliances, and transactions involving other companies that could complement our existing business. However, we may not be able to identify suitable acquisition parties, joint venture candidates, or transaction counter parties. Also, even if we can identify suitable parties, we may not be able to obtain the financing necessary to complete any such transaction or consummate these transactions on terms that we find favorable.

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

        During 2002, $29.1 million, or 24% of our total revenue generated was derived from sales of our simulation products to commercial airline companies and other third parties in the commercial airline industry. The demand for our various commercial simulation products and services is heavily dependant upon new orders from these commercial airline customers. In the event terrorist attacks or other activities make air travel difficult or reduce the demand or willingness of our customers to purchase our commercial simulation products, our revenue may decline substantially. Since September 11, 2001, training requirements have increased to certify pilots, co-pilots and flight engineers for different aircraft types and changing flight procedures. However, at this time, we are unable to predict the long-term impact of these events on either our industry as a whole or on our operations and financial condition in particular.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates. Our international sales, which accounted for 39% of our total sales in 2002 are concentrated in the United Kingdom, continental Europe and Asia. Foreign currency purchase and sale contracts may be entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. We do not enter into contracts for trading purposes and do not use leveraged contracts. As of December 31, 2002, we had three sales contracts and no material purchase contracts in currencies other than U.S. dollars. As of December 31, 2002, we had no foreign currency derivative contracts.

        We reduce our exposure to changes in interest rates by maintaining a high proportion of our debt in fixed-rate instruments. As of December 31, 2002, 69% of our total debt was in fixed-rate instruments. Had we fully drawn on our $25 million revolving line of credit with Foothill Capital Corporation and our foreign line of credit, 38% of our total debt would be in fixed-rate instruments.

        The information below summarizes E&S's market risks associated with debt obligations as of December 31, 2002. Fair values have been determined by quoted market prices. For debt obligations, the table below presents the principal cash flows and related interest rates at year end by fiscal year of maturity. Bank borrowings bear variable rates of interest and the 6% Debentures bear a fixed rate of interest. The information below should be read in conjunction with Note 10 of Notes to the Consolidated Financial Statements in Part II of this annual report.

Debt	Rate	2003	2004	2005	2006	2007	There- after	Total	Fair Value
Bank Borrowings	5.2%	$5,213	$2,670	—	—	—	—	$7,883	$7,883

6% Debentures	6.0%	—	—	—	—	—	$18,015	$18,015	$5,134

Total debt		$5,213	$2,670	—	—	—	$18,015	$25,898	$13,017

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following constitutes a list of Financial Statements included in Part II of this report:

  •
  Report of Management

  •
  Report of Independent Auditors

  •
  Consolidated Balance Sheets as of December 31, 2002 and 2001

  •
  Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2002

  •
  Consolidated Statements of Comprehensive Loss for each of the years in the three-year period ended December 31, 2002

  •
  Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2002

  •
  Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002

  •
  Notes to Consolidated Financial Statements for each of the years in the three-year period ended December 31, 2002

        The following consists of a list of Financial Statement Schedules included in Part IV of this report:

  •
  Schedule II—Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2002

        Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or notes thereto.

REPORT OF MANAGEMENT

        Responsibility for the integrity and objectivity of the financial information presented in this report rests with the management of Evans & Sutherland. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States applied on a consistent basis and, where necessary, include estimates based on management judgment. Management also prepared other information in this report and is responsible for its accuracy and consistency with the financial statements.

        Evans & Sutherland has established and maintains an effective system of internal accounting, controls, governance, and disclosure. We believe this system provides reasonable assurance that transactions are executed in accordance with management authorization in order to permit the financial statements to be prepared with integrity and reliability and to safeguard, verify, and maintain accountability of assets. In addition, Evans & Sutherland's business ethics policy requires employees to maintain the highest level of ethical standards in the conduct of our business.

        Evans & Sutherland's financial statements have been audited by KPMG LLP, independent auditors. Management has made available all of our financial records and related data to allow KPMG LLP to express an informed professional opinion in their accompanying report.

        The Audit Committee of the Board of Directors is composed of five independent directors and meets regularly with the independent accountants, as well as with Evans & Sutherland management, to review accounting, auditing, internal accounting, controls, governance, disclosure, and financial reporting matters.

James R. Oyler President and Chief Executive Officer	William M. Thomas Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Evans & Sutherland Computer Corporation:

        We have audited the consolidated financial statements of Evans & Sutherland Computer Corporation and subsidiaries ("the Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans & Sutherland Computer Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      KPMG LLP

Salt Lake City, Utah
February 28, 2003

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2002	2001
Assets:
Cash	$7,375	$8,717
Restricted cash	2,960	2,804
Accounts receivable, less allowances for doubtful receivables of $856 in 2002 and $6,413 in 2001	22,481	30,516
Inventories	31,373	38,226
Costs and estimated earnings in excess of billings on uncompleted contracts	22,083	47,761
Prepaid expenses and deposits	4,487	4,817
Assets held for sale	5,793	—

Total current assets	96,552	132,841
Property, plant and equipment, net	28,288	41,967
Investments	2,002	1,952
Other assets	734	593

Total assets	$127,576	$177,353

Liabilities and stockholders' equity
Current portion of long-term debt	$53	$154
Current portion of line of credit agreements	5,213	20,676
Accounts payable	9,671	11,503
Accrued expenses	13,093	17,272
Customer deposits	1,507	3,650
Billings in excess of costs and estimated earnings on uncompleted contracts	11,022	25,053

Total current liabilities	40,559	78,308
Long-term debt and line of credit agreements	20,685	18,086
Pension and retirement obligations	12,969	16,300

Total liabilities	74,213	112,694
Commitments and contingencies (notes 6, 9, and 13)
Redeemable preferred stock, class B-1, no par value; authorized 1,500,000 shares; No shares issued and outstanding	—	—
Common stock, $.20 par value; authorized 30,000,000 shares; issued 10,806,040 shares in 2002 and 10,739,753 shares in 2001	2,161	2,148
Additional paid-in-capital	49,413	49,030
Common stock in treasury, at cost; 352,500 shares	(4,709)	(4,709)
Retained earnings	6,840	18,561
Accumulated other comprehensive loss	(342)	(371)

Total stockholders' equity	53,363	64,659

Total liabilities and stockholders' equity	$127,576	$177,353

See accompanying Notes to the Consolidated Financial Statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Sales	$122,578	$145,263	$166,980
Cost of sales	78,052	115,823	137,532
Inventory impairment	1,392	—	—

Gross profit	43,134	29,440	29,448

Expenses:
Selling, general, and administrative	27,131	30,061	34,406
Research and development	25,970	28,844	44,264
Restructuring charges	4,492	2,843	(761)
Impairment loss	311	220	—
REALimage transistion costs	—	5,297	—

Operating expenses	57,904	67,265	77,909

	(14,770)	(37,825)	(48,461)
Gain on curtailment of pension plan	3,575	—	—
Gain on sale of assets held for sale	1,212	9,000	—
Gain on sale of business unit	253	774	1,918

Operating loss	(9,730)	(28,051)	(46,543)
Other income (expense):
Interest income	25	31	659
Interest expense	(1,839)	(2,456)	(2,195)
Loss on write-down of investment securities	(16)	(306)	(7,786)
Gain on sale of investment securities	27	538	6,472
Other	(651)	(385)	(1,154)

Total other income (expense)	(2,454)	(2,578)	(4,004)

Loss before income taxes	(12,184)	(30,629)	(50,547)
Income tax expense (benefit)	(463)	(3,172)	19,023

Net loss	(11,721)	(27,457)	(69,570)
Accretion of redeemable preferred stock	—	—	228

Net loss applicable to common stock	$(11,721)	$(27,457)	$(69,798)

Net loss per common share:
Basic and diluted	$(1.12)	$(2.70)	$(7.45)

Basic and diluted weighted average common shares outstanding	10,422	10,169	9,372

See accompanying Notes to the Consolidated Financial Statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Net loss	$(11,721)	$(27,457)	$(69,570)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	14	(419)
Unrealized gain (loss) on securities	29	(4)	(27)
Other comprehensive income (loss) before income taxes	—	—	—

Income tax expense related to items of other comprehensive income (loss)	29	10	(446)
	—	—	—

Other comprehensive income (loss), net of income taxes	29	10	(446)

Comprehensive loss	$(11,692)	$(27,447)	$(70,016)

See accompanying Notes to the Consolidated Financial Statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended December 31, 2002, 2001 and 2000

(In thousands)

	Common Stock					Accumulated Other Comprehensive Income (loss)
			Additional Paid-In Capital	Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 1999	9,679	$1,936	$24,086	$(4,709)	$115,816	$65	$137,194
Issuance of common stock for cash	93	18	562	—	—	—	$580
Compensation expense on employee stock purchase plan	—	—	104	—	—	—	$104
Other comprehensive loss	—	—	—	—	—	(446)	$(446)
Net loss	—	—	—	—	(69,570)	—	$(69,570)
Accretion of redeemable preferred stock	—	—	—	—	(228)	—	$(228)

Balance at December 31, 2000	9,772	1,954	24,752	(4,709)	46,018	(381)	67,634
Issuance of common stock for cash	67	14	392	—	—	—	$406
Compensation expense on employee stock purchase plan	—	—	66	—	—	—	$66
Other comprehensive income	—	—	—	—	—	10	$10
Net loss	—	—	—	—	(27,457)	—	$(27,457)
Conversion of redeemable preferred stock for common stock	901	180	23,820	—	—	—	$24,000

Balance at December 31, 2001	10,740	2,148	49,030	(4,709)	18,561	(371)	64,659
Issuance of common stock for cash	66	13	339	—	—	—	$352
Compensation expense on employee stock purchase plan	—	—	44	—	—	—	$44
Other comprehensive income	—	—	—	—	—	29	$29
Net loss	—	—	—	—	(11,721)	—	$(11,721)

Balance at December 31, 2002	10,806	$2,161	$49,413	$(4,709)	$6,840	$(342)	$53,363

See accompanying Notes to the Consolidated Financial Statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(11,721)	$(27,457)	$(69,570)
Adjustments to reconcile net loss to net cash provided by (used in) operating activies:
Depreciation and amortization	9,311	13,709	14,264
Gain on sale of business unit	(253)	(774)	(1,918)
Gain on curtailment of pension plan	(3,575)	—	—
Impairment loss	311	220	—
Gain on sale of assets held for sale	(1,212)	(9,000)	—
Loss on disposal of property, plant, and equipment	40	130	2,794
Gain on sale of investment securities	(27)	(538)	(6,472)
Loss on write-down of marketable securities	16	306	7,786
Provisions (recoveries) for losses on accounts receivable	(734)	2,358	3,829
Provision for write-down of inventories	1,802	943	6,613
Provision for warranty expense	617	2,197	1,189
Deferred income taxes	—	—	20,341
Other	258	18	852
Change in assets and liabilities:
Accounts receivable	8,769	1,698	(9,977)
Inventories	5,290	(786)	(5,992)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	11,900	12,520	27,296
Prepaid expenses and deposits	(181)	508	2,407
Accounts payable	(1,832)	(15,584)	6,932
Accrued expenses	(4,553)	(8,456)	(1,720)
Customer deposits	(2,143)	(258)	(812)

Net cash provided by (used in) operating activities	12,083	(28,246)	(2,158)

Cash flows from investing activities:
Purchases of short-term investments	—	—	(1,875)
Proceeds from sale of short-term investments	—	—	2,627
Purchases of investment securities	—	—	(500)
Proceeds from sale of investment securities	39	3,780	1,428
Investment in joint venture	—	—	(754)
Proceeds from sale of business unit	—	6,300	1,400
Purchases of property, plant and equipment	(3,394)	(6,646)	(13,868)
Proceeds from sale of property, plant and equipment	—	26	1,382
Proceeds from sale of assets held for sale	2,917	9,000	—
Decrease (increase) in other assets	(218)	(44)	—

Net cash provided by (used in) investing activities	(656)	12,416	(10,160)

Cash flows from financing activities:
Borrowings from notes payable and capital leases	198,395	239,223	22,365
Payments of notes payable and capital leases	(211,360)	(226,214)	(16,919)
Payments of debt issuance costs	—	—	(1,296)
Decrease (increase) in restricted cash	(156)	(780)	(2,024)
Proceeds from issuance of common stock	352	406	580
Payments for repurchase of common stock	—	—	—

Net cash provided by (used in) financing activities	(12,769)	12,635	2,706

Effect of foreign of exchange rate changes on cash	—	14	(600)

Net decrease in cash	(1,342)	(3,181)	(10,212)
Cash at beginning of year	8,717	11,898	22,110

Cash at end of year	$7,375	$8,717	$11,898

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the year for:
Interest	$1,814	$2,426	$1,539
Income taxes	(534)	846	(5,887)
Accretion of redeemable preferred stock	—	—	228

See accompanying Notes to the Consolidated Financial Statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, December 31, 2001 and December 31, 2000

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Evans & Sutherland Computer Corporation ("Evans & Sutherland", "E&S", "we", "our", or "the Company") produces high-quality visual systems used to display images of the real world rapidly and accurately. E&S is widely regarded as both the pioneer and the leader in providing the world's most realistic visual systems. We design, manufacture, market and support visual systems for simulation with solutions that meet the training requirements for a wide range of military and commercial applications. We also provide this leading-edge visual system technology and experience to planetariums, science centers, and entertainment venues. We develop and deliver a complete line of image generators, displays, databases, services and support products that match technology to customer requirements. Our products and solutions range from the desktop PC to what we believe are the most advanced visual systems in the world.

Basis of Presentation

        The consolidated financial statements include the accounts of Evans & Sutherland Computer Corporation ("E&S") and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 2001 and 2000 consolidated financial statements and notes to conform to the 2002 presentations.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Critical accounting estimates include revenue recognition based on the percentage-of completion method, inventory reserve estimates, accruals for potential liquidated damages and late penalties, allowance for doubtful accounts estimates and estimates of our income taxes. Actual results could differ from those estimates.

Revenue Recognition

        Sales include revenue from system hardware and software products, database and software licenses and service contracts.

        Revenue from long-term contracts which require significant production, modification or customization is recognized in accordance with the provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" using the percentage-of-completion method. This method uses the ratio of costs incurred to management's estimate of total anticipated costs. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. We routinely review estimates on percent-complete contracts and estimates are regularly revised to adjust for changes. Billings on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings and are recorded as an asset or liability in the accompanying consolidated balance sheets.

        We recognize revenues from product sales that do not require significant production, modification, or customization when the following criteria are met: we have signed a non-cancelable agreement; we have delivered the product; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. Revenues related to services performed under time and material arrangements are recognized as the related services are performed.

        For arrangements that include multiple elements, we utilize AICPA SOP 97-2, "Software Revenue Recognition", as modified by SOP 98-9. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software and post-contract customer support to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor specific objective evidence ("VSOE") that is specific to the vendor. The revenue allocated to software is generally recognized upon delivery of the products. The revenue allocated to post-contract customer support is recognized over the support period, based upon VSOE, which we determine based on the renewal rates in the contracts.

Restricted Cash

        We have restricted deposits related to borrowings on our line of credit agreements, pledged as collateral on performance bonds and certain other obligations all of which mature or expire within one year.

Trade Accounts Receivable

        In the normal course of business, we provide unsecured credit terms to our customers. Accordingly, we maintain an allowance for doubtful accounts for possible losses on uncollectable accounts receivables. We routinely analyze accounts receivable and costs in excess of billings, and consider history, customer creditworthiness, facts and circumstances specific to outstanding balances, current economic trends, and payment term changes when evaluating adequacy of the allowance for doubtful accounts. Changes in these factors could result in material differences to bad debt expense. Past due balances over 90 days and a specified amount are reviewed individually for collectibility.

        For uncollectable accounts receivables we record a loss against the allowance for doubtful accounts only after exhaustive efforts have been made to collect and with management's approval. Generally, realized losses have been within the range of management's expectations.

Inventories

        Inventory includes materials at standard costs, which approximate average costs, as well as inventoried costs on programs and long-term contracts. Inventoried costs include material, which approximate average cost, direct engineering and production costs, and applicable overhead, not in excess of estimated realizable value, which have not yet been recognized as cost of sales. In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles, a portion of which is not expected to be realized within one year. Spare parts and general stock materials are stated at cost not in excess of realizable value. We periodically review inventories for excess supply, obsolescence, and valuations above estimated realizable amounts, and provide a reserve we consider sufficient to cover these items. Revisions of these estimates could result in the need for adjustments.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets.

Accounting for Impairment of Long-Lived Assets

        We periodically review the value assigned to the separate components of long-lived assets through comparison to anticipated, undiscounted cash flows from the underlying assets to assess recoverability. The assets are considered to be impaired when the expected future undiscounted cash flows from these assets do not exceed the carrying balances of the related assets. The amount of impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.

Software Development Costs

        Software development costs, if material, are capitalized from the date technological feasibility is achieved until the product is available for general release to customers. Such costs have not been material during the periods presented.

Investments

        We classify our marketable debt and equity securities as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss) until realized. Dividend income is recognized when earned. Realized gains and losses from the sale of securities are included in results of operations and are determined on the specific-identification basis. A decline in the market value that is deemed other than temporary is charged to results of operations, resulting in the establishment of a new cost basis for marketable, non-marketable and equity method investment securities.

        We account for our investments in non-marketable securities on both the cost and equity methods of accounting. In assessing the fair value of such investments, we consider recent equity transactions which investees have entered into, the status of each investee's technology and strategies in place to achieve their objectives, as well as taking into consideration their financial condition and results of operations. To the extent there are changes in these assessments, adjustments may need to be recorded. For our investment accounted for on the equity method, adjustments are made to the carrying amount of the investment for equity in undistributed earnings.

Warranty Reserve

        We provide a warranty reserve for estimated future costs of servicing products under warranty agreements extending for periods from 90 days to one year. Anticipated costs for product warranties are based upon estimates derived from experience factors and are recorded at the time of sale or over the contract period for long-term contracts. As of December 31, 2002 and 2001 we had reserved $1.0 million and $2.0 million, respectively, for estimated warranty claims. Warranty expenses for each of the years 2002, 2001 and 2000 were: $0.7 million, $2.2 million, and $1.2 million respectively.

        The following table provides the changes in our warranty reserves (in thousands):

January 1, 2002	$1,966
Provision for warranty expense	617
Warranty charges against the reserve	(1,615)

December 31, 2002	$968

Stock-Based Compensation

        We have adopted the footnote disclosure provisions of Statements of Financial Accounting Standards ("SFAS") 123 and 148, "Accounting for Stock Based Compensation". SFAS 123 encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". We have elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS 123 and 148.

        We account for our stock option plans under APB 25, under which no compensation cost has been recognized as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for these plans been determined consistent with SFAS 123, our net loss and loss per common share would have been changed to the following pro forma amounts (in thousands, except per share data):

	2002	2001	2000
Net loss, as reported	$(11,721)	$(27,457)	$(69,570)
Total stock based employee compensation expense determined under the fair value method for all awards, net related tax effects	(415)	(895)	(2,353)

Pro forma net loss	$(12,136)	$(28,352)	$(71,923)

Loss per share, basic and diluted
as reported	$(1.12)	$(2.70)	$(7.45)
pro forma	(1.16)	(2.79)	(7.67)

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

Concentration of Credit Risk

        In the normal course of business, we provide unsecured credit terms to our customers. Accordingly, we perform ongoing credit evaluations of our customers and maintain allowances for possible losses which, when realized, have generally been within the range of management's expectations. As discussed further in Note 20, we derive a significant portion of our sales from a limited number of non-U.S. government customers. The loss of any one or more of these customers could have a material adverse effect on our financial condition and results of operations.

Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148, which amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to these consolidated financial statements as applicable.

        In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 is effective for transactions initiated after December 31, 2002. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. We have not yet determined the impact that the adoption of this statement may have on future exit or disposal activities we may enter into.

        In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement rescinds SFAS 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, SFAS 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 recognizes that the use of debt extinguishment can be a part of the risk management strategy of a company and hence, the classification of all early extinguishments of debt as an extraordinary item may no longer be appropriate. In addition, the Statement amends SFAS 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Provisions of this Statement, as they relate to SFAS 13, are to be effective for transactions occurring after May 15, 2002. Provisions that relate to SFAS 4 are effective for fiscal years beginning after May 15, 2002. We do not expect the adoption of this statement to have a material impact on our financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("the Interpretation"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the noncontingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We have incorporated the additional disclosures required upon adopting the Interpretation as of December 31, 2002, and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("Interpretation No. 46"), which addresses consolidation principles for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties ("Variable Interest Entities" or "VIE"). Interpretation No. 46 is effective for all entities or structures created after January 31, 2003 and is effective for E&S for any existing entities or structures as of July 1, 2003. All entities with significant variable interests in a VIE must make certain disclosures depending on the type of involvement with the VIE. If it is reasonably possible that at the effective date we will be required either to consolidate or make disclosure about our involvement with a VIE, we must make the applicable disclosures in our consolidated financial statements for the year ended December 31, 2002. We were not required to make any additional disclosures upon adopting the disclosure requirements of Interpretation 46 for the year ended December 31, 2002, and will apply prospectively the consolidation provisions for any VIE entered into after January 31, 2003.

(2)  ACQUISITIONS AND DISPOSITIONS

        In the third quarter of 2001, E&S sold the REALimage group to Real Vision, Inc., a Japanese company. The sale was for a maximum value of $12 million, consisting of cash of $6.3 million plus future royalties, on a when and if earned basis, up to $6 million for REALimage technology, other assets, and the performance of certain development support during a seven-month transition period leading to close of the transaction in April 2002. Real Vision continued the development of the technology, and E&S maintained a technical staff to support Real Vision in Salt Lake City during the transition period. As part of the sale of the REALimage Group, offices in Seattle, Washington, and San Jose, California were closed and an impairment loss of $0.2 million related to the write-off of goodwill associated with our acquisition of AccelGraphics, Inc. and Silicon Reality, Inc. in 1998 was recorded. E&S recognized the proceeds received on the sale of the REALimage Group on a percent complete basis over the seven-month transition period ending in April 2002. The gain on sale of business unit recognized through April 2002 is calculated based on the ratio of costs incurred to management's estimate of anticipated costs to be incurred during the transition period and excluded $0.6 million of withholding taxes which were recorded as income tax expense in 2001 on the accompanying statement of operations. As of December 31, 2002, we have not received any royalty payments from Real Vision, Inc.

        In the fourth quarter of 2001 E&S recognized $9.0 million on the sale of certain of our key 3D-graphics patents, which were being held for sale, to NVIDIA Corporation.

        In December 2000, E&S completed the divestiture of our German subsidiary via a management-led buyout and recorded a loss of $0.3 million. The former subsidiary, which was called Evans & Sutherland Computer GmbH, now operates under a new name. The divested company has no remaining connection with E&S. We will continue to operate in Germany and throughout Europe under our own name, providing marketing, sales, and support for our growing visual systems business and traditional customer base. All close out activities have been in process for approximately two years.

        On March 28, 2000, E&S sold certain assets of its Applications Group relating to digital video products to RT-SET Real Time Synthesized Entertainment Technology Ltd. and its subsidiary, RT-SET America Inc., for $1.4 million in cash, common stock of RT-SET Real Time Synthesized Entertainment Technology Ltd. valued at approximately $1.0 million, and the assumption of certain liabilities. On June 15, 2000, additional common stock of RT-SET Real Time Synthesized Entertainment Technology Ltd. valued at $1.5 million was received as consideration for the successful development of a product included in the purchased assets. A gain of $1.9 million was recognized on the sale of these assets.

(3)  INVENTORIES

        Inventories consist of the following (in thousands):

	December 31,
	2002	2001
Raw materials	$14,250	$22,437
Work-in-process	10,467	10,047
Finished goods	6,656	5,742

Total Inventory	$31,373	$38,226

(4)  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

        Comparative information with respect to uncompleted contracts is summarized as follows (in thousands):

	December 31,
	2002	2001
Accumulated costs and estimated earnings on uncompleted contracts	$325,655	$294,774
Less total billing on uncompleted contracts	(314,594)	(272,066)

	$11,061	$22,708

Costs and estimated earnings in excess of billings on uncompleted contracts	$22,083	$47,761
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,022)	(25,053)

	$11,061	$22,708

(5)  PROPERTY, PLANT AND EQUIPMENT

        The cost and estimated useful lives of property, plant and equipment are summarized as follows (dollars in thousands):

		December 31,
	Estimated useful lives
		2002	2001
Buildings and improvements	40 years	$29,366	$42,044
Manufacturing machinery and equipment	3 to 8 years	76,679	75,865
Office furniture and equipment	8 years	5,410	5,546
Contruction-in-process	—	128	2,329

		111,583	125,784
Less accumulated depreciation and amortization		(83,295)	(83,817)

Total property, plant and equipment, net		$28,288	$41,967

(6)  LEASES

        We lease certain of our buildings and related improvements to third parties under non-cancelable operating leases. Rental income for all operating leases for 2002, 2001 and 2000 was $1.3 million, $2.2 million, and $1.8 million, respectively.

        We occupy real property and use certain equipment under lease arrangements that are accounted for as operating leases. Rental expenses for all operating leases for 2002, 2001 and 2000 were $3.9 million, $4.0 million, and $2.0 million, respectively.

        At December 31, 2002, the future minimum rental income and lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

	Rental income	Rental commitment
Year ending December 31,
2003	$703	$2,923
2004	206	1,077
2005	—	508
2006	—	470
Thereafter	—	10,321

	$909	$15,299

(7)  INVESTMENTS

        We had the following investments in securities and a joint venture (in thousands):

	December 31,
	2002	2001
Marketable securities:	$112	$108

Nonmarketable securities:
Quantum Vision, Inc. (Quantum)	500	500
Total Graphics Solutions N.V. (TGS)	500	500
Other	16	16

Total nonmarketables securities	1,016	1,016

Investment in joint venture:
Quest Flight Training Ltd. (Quest)	874	828

Total investment securities	$2,002	$1,952

        Quantum is a start-up company that owns patented technology to improve cathode ray tube (CRT) performance used in large projection systems. TGS develops and markets portable graphics software tools, which provide hardware independence for application developers. Each investment in non-marketable investment securities was made either to enhance a current technology of E&S or to complement our strategic direction.

        We own, including total shares purchased or available to purchase under warrants, less than 15% of the outstanding common stock and common stock equivalents of Quantum and TGS. We have rights to one of six seats on TGS's board of directors. There are no inter-company transactions, technological dependencies, related guarantees, obligations, contingencies, interchange of personnel, nor ability to exercise significant influence for either of these companies. Accordingly, we account for Quantum and TGS utilizing the cost method.

        We have a 50% interest in Quest, a joint venture with Quadrant Group plc ("Quadrant") providing aircrew training services for the United Kingdom Ministry of Defence ("U.K. MoD") under a 30-year contract. The investment is accounted for under the equity method. Equity in earnings of Quest of $46,000, $74,000 and $43,000 is recorded in other income (expense) in 2002, 2001 and 2000, respectively. The financial position and operating results of Quest are immaterial to our financial results.

        In connection with the services of Quest to the U.K. MoD, we guarantee various obligations of Quest. As of December 31, 2002, we had four guarantees outstanding related to Quest. One guarantees, jointly and severally with Quadrant, the performance of Quest in relation to its contract with the U.K. MoD. If Quest fails to meet its obligations under the contract then we (and Quadrant) are required to perform under the terms of the contract. Due to the length of the contract and the uncertainty of what performance we would be liable for if Quest did in fact fail to perform, we cannot estimate the maximum amount of possible future payments. This guarantee is in place until 2030. The second guarantees, jointly and severally with Quadrant, up to a maximum amount of £1.0 million ($1,6 million), the performance of Quest, where not subcontracted, and the performance of Quest where any subcontractor is not liable to meet their obligation due to any limitation of liability in their sub-contract agreement and thus prevents Quest from meeting its obligation under its contract with the

U.K. MoD. This guarantee is in place until 2020. The third guarantees payment and discharge of a certain loan agreement, severally with Quadrant, that Quest has entered into. As of December 31, 2002, the outstanding loan balance was $8.4 million. This guarantee is in place until 2020. The fourth guarantees a payment, up to a maximum amount of £0.13 million ($0.2 million), in the event that Quest has a default event, as defined by its loan agreement. This guarantee is in place until 2020. As of December 31, 2002, no amounts have been accrued for any estimated losses under these guarantees because we believe that Quest will meet all of its performance and financial obligations in relation to its contract with the U.K. MoD. However, if we were required to make such payments it could potentially have a material adverse impact on our operating results and liquidity.

(8)  ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

	December 31,
	2002	2001
Compensation and benefits	$5,740	$8,880
Liquidated damages and late delivery penalties	1,050	1,500
Restructuring	2,032	990
Other	4,271	5,902

	$13,093	$17,272

        On October 16, 1997, E&S and CAE Electronics Ltd. ("CAE") entered into a Sub-Contract (the "Sub-Contract") for E&S to design, develop and deliver the visual system components and visual databases required for certain dynamic mission simulators and tactical control centers, to be integrated with our Harmony image generation equipment (the "Harmony VSC"). As of December 31, 2001 we had agreed to pay up to $1.5 million of additional costs incurred by CAE to retrofit the simulators with the Harmony VSC. In 2002 we began and completed the replacement of all the ESIG 4530 image generators with the required Harmony VSCs. As of December 31, 2002, we had paid $0.7 million of the $1.5 million agreed to at the end of 2001 for costs incurred by CAE to retrofit the simulators with the Harmony VSCs.

        For restructuring information, see Note 21.

(9)  EMPLOYEE RETIREMENT BENEFIT PLANS

        Pension Plan (the "Plan")—Effective April 23, 2002, the Board of Directors approved the redesign of our employee retirement plans to match contemporary market practices and to improve our competitive position by aligning future funding for employee retirement benefits into the 401(k) plan. This action was implemented by amending the Plan to curtail accrual of future benefits under the Plan. At the same time, the 401(k) plan was amended to permit the Board of Directors to grant additional discretionary matching contributions based on our profitability and other financial and operational considerations. This change to the pension plan had no effect on the benefits vested to current and previous employees for their past service. Those benefits will be paid on retirement. Retirees currently receiving pension payments are also unaffected. Benefits at normal retirement age (65) are based upon the employee's years of service, as of the date of the curtailment for employees not yet retired, and the employee's compensation prior to the curtailment. Our funding policy is to contribute amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations.

        Supplemental Executive Retirement Plan ("SERP")—Amendments to curtail the SERP were approved at the May 16, 2002 Board meeting. Those amendments were made for consistency with changes to our qualified pension plan earlier in 2002. Specifically, we changed the executive retirement benefits from defined pension benefits under the SERP, funded solely by E&S, to 401(k) and deferred compensation retirement benefits funded through both employee and company contributions. As a result of the curtailment, the SERP is now consistent with our qualified pension plan in other areas including closing the SERP to new participants and freezing further SERP gains from any future salary increases. The SERP, which is unfunded, provides eligible executives defined pension benefits, outside our pension plan, based on average earnings, years of service, and age at retirement.

        The following provides a reconciliation of benefit obligations, plan assets, and funded assets of the Plan and SERP (in thousands):

	Pension Plan		SERP
	2002	2001	2002	2001
Change in benefit obligation:
Beginning of year	$49,099	$43,956	$6,744	$6,269
Service cost	700	2,891	454	746
Interest cost	2,442	3,127	446	447
Actuarial (gain) loss	(6,060)	200	156	(518)
Benefits paid	(4,021)	(1,075)	(270)	(200)
Assumption change	—	—	454
Curtailment	(3,575)	—	(1,439)

End of year	$38,585	$49,099	$6,545	$6,744

Change in plan assets:
Fair value at beginning of the year	$43,158	$44,566
Actual return on plan assets	(2,474)	(333)
Employer contributions	—	—
Benefits paid	(4,021)	(1,075)

Fair value at end of year	$36,663	$43,158

Reconciliation of funded status:
Funded status	$(1,923)	$(5,940)	$(6,748)	$(5,706)
Unrecognized actuarial (gain) loss	(3,727)	(4,300)	(841)	(1,241)
Unrecognized prior service obligation	—	688	—	—
Unrecognized transition obligation	—	—	—	—
Contribution	—	—	270	199

Accrued benefit liability	$(5,650)	$(9,552)	$(7,319)	$(6,748)

Assumptions (weighted average)
Discount rate	6.75%	7.25%	6.75%	7.25%
Expected return on plan assets	8.3%	9.0%	N/A	N/A
Compensation increase	4.5%	4.5%	4.5%	4.5%

        Net periodic pension and other postretirement benefit costs include the following components (in thousands):

	Pension Plan			SERP
	2002	2001	2000	2002	2001	2000
Components of net periodic benefit cost:
Service cost	$700	$2,891	$2,460	$454	$746	$815
Interest cost	2,442	3,127	2,759	446	447	410
Expected return on assets	(3,462)	(3,921)	(3,907)	—	—	—
Amortization of actuarial (gain) loss	—	(264)	(692)	—	—	1
Amortization of prior year service cost	(16)	41	41	(59)	48	48
Curtailment	(3,575)	—	—	—	—	—
Amortization of transition	10	79	79	—	—	—

Net periodic benefit cost	$(3,901)	$1,953	$740	$841	$1,241	$1,274

        401(k) Deferred Savings Plan—We have a deferred savings plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan covers all employees of E&S who have at least one year of service and who are age 18 or older. We make matching contributions on employee contributions. The 401(k) plan was amended on April 23, 2002, to permit the Board of Directors to grant additional discretionary matching contributions based on our profitability and other financial and operational considerations. Our contributions to this plan for 2002, 2001 and 2000 were $0.9 million, $1.1 million, and $1.0 million, respectively.

        Executive Savings Plan (ESP)—The ESP is a deferred compensation plan that allows tax-deferred retirement saving beyond the amount that can be contributed to the 401(k) plan. The ESP, a nonqualified plan that does not have the same protections as a qualified 401(k) plan, covers only a select group of management employees. Participants earn matching amounts on their contributions. Consistent with the curtailment of the SERP, the ESP was amended on May 16, 2002 to permit the Board of Directors to grant additional discretionary contributions. This plan is unfunded.

        Life Insurance—We purchase company-owned life insurance policies insuring the lives of participants in the ESP. The policies accumulate asset values and exist to cover the cost of employee supplemental retirement benefit liabilities. At December 31, 2002 and 2001, the investment in the policies was $2.0 million and $2.7 million, respectively, and net life insurance expense was $0.2 million, $0.1 million, and $0.1 million for 2002, 2001 and 2000, respectively.

(10) DEBT

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

        The following is a summary of lines of credit (dollars in thousands):

	2002	2001
Balance at end of year	$7,883	$20,676
Weighted average interest rate at end of year	5.2%	9.1%
Maximum balance outstanding during the year	$24,647	$25,530
Average balance outstanding during the year	$12,282	$13,617
Weighted average interest rate during the year	7.8%	10.8%

        The average balance outstanding and weighted average interest rate are computed based on the outstanding balances and interest rates at month-end during each year.

        In December 2000, E&S entered into a secured credit facility (the "Foothill Facility") with Foothill Capital Corporation ("Foothill") that provided for borrowings and the issuance of letters of credit up to $30.0 million. In December 2002, E&S and Foothill renegotiated and renewed the terms of the Foothill Facility, providing for borrowings and the issuance of letters of credit up to $25.0 million. The Foothill Facility, among other things, (i) requires E&S to maintain certain financial ratios and covenants, including a minimum tangible net worth that adjusts each quarter, a minimum unbilled receivables to billed receivables ratio, and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year; (ii) restricts our ability to incur debt or liens; sell, assign, pledge or lease assets; merge with another company; and (iii) restricts the payment of dividends and repurchase of any of our outstanding shares without the prior consent of the lender. The Foothill Facility expires in December 2004.

        Borrowings under the Foothill Facility bear interest at the Wells Fargo Bank National Association prevailing prime rate plus 1.5% to 3.0%, depending on the amount outstanding. In addition, the Foothill Facility has an unused line fee equal to 0.375% per annum times the difference between $25 million and the sum of the average undrawn portion of the borrowings, payable each quarter. The Foothill Facility provides Foothill with a first priority perfected security interest in substantially all of our assets, including, but not limited to, all of our intellectual property. Pursuant to the terms of the Foothill Facility, all cash receipts of E&S must be deposited into a Foothill controlled account.

        As of December 31, 2002, E&S had $2.7 million in outstanding borrowings and $4.9 million in outstanding letters of credit under the Foothill Facility.

        As of December 31, 2002, we had outstanding financial letters of credit totaling $4.9 million related to our performance on certain customer contracts. Our customers can draw against these letters of credit if we fail to meet the performance requirements contained within the terms of each letter of credit. As of December 31, 2002, no amounts have been accrued for any estimated losses under the obligations, as it is probable that we will perform as required under our contracts.

        Evans & Sutherland Computer Limited, a wholly-owned subsidiary of Evans & Sutherland Computer Corporation, has a $3.0 million overdraft facility (the "Overdraft Facility") with Lloyds TSB Bank plc ("Lloyds"). Borrowings under the Overdraft Facility bear interest at Lloyds' short-term offered rate plus 1.75% per annum. As of December 31, 2002, there were $5.2 million in outstanding borrowings. Lloyds allows E&S to borrow over $3 million on the Overdraft Facility on condition that any borrowings over $3 million are deposited with Lloyds. The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds' discretion. As a result of a recent renewal of the Overdraft Facility, it now expires on December 31, 2003. Evans & Sutherland Computer Limited executed a letter of negative pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business. Covenants contained in the Overdraft Facility restrict dividend payments from Evans & Sutherland Computer Limited and require maintenance of certain financial covenants. In addition, at December 31, 2002, we had $2.9 million in restricted cash deposited at Lloyds related to the Overdraft Facility, $0.7 million of this cash on deposit is in a restricted cash collateral account to support certain obligations that the bank guarantees and borrowings were $5.2 million.

(11) INCOME TAXES

        The income tax benefit of $0.5 million for 2002 is primarily attributable to the carryback of alternative minimum tax net operating losses pursuant to the Job Creation and Workers Assistance Act of 2002. The income tax benefit of $3.2 million for 2001 is primarily attributable to adjustments to prior years tax provisions as a result of favorable resolution of certain worldwide tax contingencies. Components of income taxes for 2000 are as follow (in thousands):

	Current	Deferred	Share and stock option benefit	Total
Year ended December 31, 2000
Federal	$(1,598)	$17,750	$—	$16,152
State	(230)	2,591	—	2,361
Foreign	510	—	—	510

	$(1,318)	$20,341	$—	$19,023

        The actual expense differs from the expected tax expense (benefit) as computed by applying the U.S. federal statutory tax rate of 35 percent, as a result of the following (in thousands):

	2002	2001	2000
Tax benefit at U.S. federal statutory rate	$(4,264)	$(10,720)	$(17,692)
Gains of foreign subsidiaries	(325)	(320)	—
Adjustment to prior year tax provisions	—	(3,172)	—
State taxes (net of federal income tax benefit)	—	—	1,521
Research and development and foreign tax credits	—	(681)	(437)
Change in federal valuation allowance	3,582	12,599	35,607
Other, net	544	(878)	24

	$(463)	$(3,172)	$19,023

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2002 and 2001 are presented below (in thousands):

	2002	2001
Deferred tax assets:
Warranty, vacation, and other accruals	$3,075	$5,475
Inventory reserves and other inventory related temporary basis differences	4,832	3,348
Pension accrual	5,091	6,387
Long-term contract related temporary differences	181	882
Net operating loss carryforwards	38,109	30,538
Capital loss carryforwards	667	—
Write-down of investment securities	1,526	2,191
Liquidated damages and late delivery penalties	—	1,034
Credit carryforwards	3,552	4,310
Other	374	343

Total gross deferred tax assets	57,407	54,508
Less valuation allowance	56,796	53,214

Total deferred tax assets	611	1,294

Deferred tax liabilities
Intangible assets	—	—
Plant and equipment, principally due to differences depreciation	(543)	(1,181)
Other	(68)	(113)

Total gross deferred tax liabilities	(611)	(1,294)

Net deferred tax asset	$—	$—

        Worldwide income (loss) before income taxes for the years ended December 31, 2002, 2001, and 2000 consisted of the following (in thousands):

	2002	2001	2000
United States	$(13,140)	$(31,570)	$(51,395)
Foreign	956	941	848

	$(12,184)	$(30,629)	$(50,547)

        We have total federal net operating loss carryovers of $101 million, of which, $22 million expires in 2022, $22 million expires in 2021, $45 million expires in 2020, and the remainder expires between 2006 and 2019. We have various tax credit carryovers of $3.5 million that expire between 2003 and 2021. We also have state net operating loss carryovers that expire depending on the rules of the various states to which the loss is allocated.

        During the years ended December 31, 2002 and 2001, we increased the valuation allowance on deferred tax assets by approximately $3.6 million and $13.2 million, respectively. These amounts relate to an increase in the general valuation allowance established under provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires that a valuation allowance be established when it is more likely than not that the net deferred tax assets will not be realized.

        Under the rules of the Tax Reform Act of 1986, we may have undergone an ownership change in the current year and/or a previous year. Consequently, the availability of our net operating loss and credit carryforwards to offset future taxable income and income tax liability in any one year may be limited.    This limitation may result in a portion of our net operating loss and credit carryforward expiring before they can be utilized.

(12) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of cash and cash equivalents, receivables, line of credit agreements, accounts payable, and accrued expenses approximates fair value because of their short maturity. The fair value of our 6% Debentures ($5.1 million and $6.8 million as of December 31, 2002 and 2001, respectively) is based on quoted market prices.

(13) COMMITMENTS AND CONTINGENCIES

        On August 27, 2001, we entered into a purchase agreement with a third party that commits E&S to purchase a minimum of $2.0 million of materials over a two-year period. The planned use of these materials is within current and future E&S products. As of December 31, 2002, our remaining commitment totaled $1.2 million.

        On November 27, 2000, we entered into a three year agreement with a third party to provide E&S with certain copy service, mail service, software and equipment through November 30, 2003. As of December 31, 2002, our remaining minimum commitment totaled $0.3 million.

        On September 26, 2000, we entered into a purchase agreement with a third party that commits E&S to purchase a minimum $4.5 million of licensed products and support for design development software. The agreement is effective for a period of three years with an option to renew the agreement for an additional two-year term. As of December 31, 2002, our remaining commitment totaled $1.1 million.

        Certain of our contracts to deliver Harmony image generators contain liquidated damage provisions for delays in delivery. We incurred $2.9 million, and $0.9 million for such damages in 2001 and 2000, respectively. No damages were incurred in 2002. If further delays in the delivery of the Harmony image generator occur, we may incur additional liquidated damages.

(14) LEGAL PROCEEDINGS

        Lockheed Martin Corporation v. Evans & Sutherland Computer Corporation.    On May 2, 2002, we entered into a settlement agreement with Lockheed Martin Corporation and Lockheed Martin Overseas Corporation. Pursuant to the settlement agreement, the parties agreed to a mutual dismissal of all claims and counterclaims with prejudice, with each party bearing its own attorneys' fees and costs. Pursuant to the settlement agreement, Lockheed's termination of the subcontract that was the subject of the suit is deemed as one for convenience, without cost.

        In the normal course of business, E&S has various other legal claims and other contingent matters, including items raised by government contracting officers and auditors. Although the final outcome of such matters cannot be predicted, we believe the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition, liquidity or results of operations

(15) STOCK OPTION AND STOCK PURCHASE PLANS

        Stock Option Plans—We have stock incentive plans that provide for the grant of options to officers, employees, consultants, and independent contractors to acquire shares of our common stock at a purchase price generally equal to the fair market value on the date of grant. Options generally vest ratably over three years and expire ten years from date of grant. We grant options to our non-employee directors under our Non-Employee Directors Plan. Option grants are limited to 10,000 shares per director in each fiscal year. Options generally vest ratably over three years and expire ten years from the date of grant. A summary of activity follows (shares in thousands):

	2002		2001		2000
	Number of Shares	Weighted- average exercise price	Number of Shares	Weighted- average exercise price	Number of Shares	Weighted- average exercise price
Outstanding at beginning of year	2,510	$12.22	2,657	$12.63	2,087	$14.05
Granted	254	5.80	267	7.35	865	9.18
Exercised	(12)	5.92	(3)	5.17	(9)	1.03
Canceled	(342)	12.17	(411)	11.76	(286)	13.30

Outstanding at end of year	2,410	11.58	2,510	12.22	2,657	12.63

Exercisable at end of year	1,879	12.86	1,803	13.45	1,480	14.12

Weighted-average per share fair value of options granted during the year	$2.58		$1.92		$5.91

        During 2000, shareholders authorized an additional 400,000 shares to be granted under the plans. As of December 31, 2002, options to purchase 366,603 shares of common stock were authorized and reserved for future grant.

        The following table summarizes information about fixed stock options outstanding as of December 31, 2002 (options in thousands):

			Options outstanding			Options Exercisable
Range of exercise prices			Number outstanding as of 12/31/02	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of 12/31/02	Weighted average exercise price
$3.15	-	$7.25	461	8.51	$5.82	159	$6.15
7.38	-	11.00	439	7.81	9.20	229	9.65
11.13	-	13.25	415	4.27	12.40	397	12.43
13.31	-	13.38	3	6.78	13.33	3	13.33
13.56	-	13.56	721	5.64	13.56	721	13.56
13.57	-	32.88	371	4.82	16.80	370	16.80

3.15	-	32.88	2,410	6.22	11.58	1,879	12.86

        The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $2.58, $1.92, and $5.91, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 2002, 2001 and 2000:

	2002	2001	2000
Expected life (in years)	2.5	2.6	4.5
Risk-free interest rate	1.4%	3.0%	6.1%
Expected volatility	75%	37%	79%
Dividend yield	—	—	—

        Stock Purchase Plan—We have an employee stock purchase plan whereby qualified employees are allowed to have up to 10% of their gross pay withheld each pay period to purchase our common stock at 85% of the market value of the stock at the time of the sale. Shares totaling 54,000, 63,000, and 84,000 were purchased under this plan in fiscal 2002, 2001 and 2000. During the period of December 24, 2002 through December 31, 2002, the stock purchase plan was inadvertently oversubscribed in the amount of 4,218 shares, leaving no shares available for future issuance under this plan. On February 27, 2003, our Board of Directors increased the number of shares available under this plan from 500,000 to 800,000 shares, and ratified all prior issuances of shares under the plan. After netting the over issuances and the increase of shares authorized under the plan, there are 295,782 shares available for purchase under this plan.

(16) PREFERRED STOCK

Preferred Stock—Class A

        We have 5,000,000 authorized shares of Class A Preferred Stock. Prior to 1998, we had reserved 300,000 shares of Class A Preferred Stock as Series A Junior Preferred Stock under a shareholder rights plan which expired in November 1998. In November 1998, the Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of common stock, par value $0.20 per share of E&S for shareholders of record on November 19, 1998, and for all future issuances of common stock. The Rights are not currently exercisable or transferable apart from the common stock and do not have voting rights or rights to receive dividends. Each Right entitles the registered holder to purchase from E&S one thousandth of a share of Preferred Stock at a price per share of $60.00, subject to adjustment. The Rights will be exercisable ten business days following a public announcement of a person or group of affiliated persons acquiring beneficial ownership of 15% or more of our outstanding common shares or following the announcement of a tender offer or exchange offer upon the consummation of which would result in the beneficial ownership by a person or group of affiliated persons of 15% or more of the outstanding E&S stock. The Rights may be redeemed by E&S at a price of $0.01 per Right before November 30, 2008.

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

Preferred Stock—Class B

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

        In calculating net loss per common share, the net loss was the same for both the basic and diluted calculation. The diluted weighted average number of common shares outstanding during 2002, 2001 and 2000 excludes common stock issuable pursuant to outstanding stock options, the 6% Debentures and the Class B-1 Preferred Stock because to do so would have had an anti-dilutive effect on loss per common share. The total number of common shares excluded from diluted loss per share related to the above was approximately 2.8 million, 2.9 million, and 4.0 million in 2002, 2001 and 2000, respectively.

(18) SEGMENT AND RELATED INFORMATION

        During 2001, our operations included the Simulation Group, the REALimage Solutions Group and the Applications Group. In the third quarter of 2001 we sold the REALimage Solutions Group. In the fourth quarter of 2001 we discontinued the RAPIDsite business, which was part of the Applications Group. Also in the fourth quarter of 2001, we consolidated the planetarium equipment business of the Applications Group into the Simulation Group and incorporated the remaining technology of the Applications Group into the Simulation Group. As a result, we had only one reportable segment in 2002, the development and marketing of visual simulation systems.

(19) GEOGRAPHIC INFORMATION

        The following table presents sales by geographic location based on the location of the use of the product or services. Sales within individual countries greater than 10% of consolidated sales are shown separately (in thousands):

	2002	2001	2000
United States	$74,220	$95,734	$106,045
United Kingdom	25,821	26,960	26,584
Europe (excluding United Kingdom)	10,287	10,479	21,723
Pacific Rim	8,889	9,069	8,162
Other	3,361	3,021	4,466

Total sales	$122,578	$145,263	$166,980

        The following table presents property, plant and equipment by geographic location based on the location of the assets (in thousands):

	2002	2001
United States	$26,687	$40,488
Europe	1,601	1,479

Total property, plant and equipment, net	$28,288	$41,967

(20) SIGNIFICANT CUSTOMERS

        In 2002, sales to the U.S. government totaled $35.4 million or 29% of total sales. Sales to Thales Training & Simulation ("Thales") totaled $19.8 million or 16% of total sales. Sales to The Boeing Company ("Boeing") totaled $17.1 million or 14% of total sales. In 2001, sales to the U.S. government totaled $35.1 million or 24% of total sales. Sales to Thales totaled $23.9 million or 16% of total sales. Sales to Boeing totaled $15.1 million of 10% of total sales. In 2000, sales to Lockheed Martin

Corporation ("Lockheed") totaled $22.5 million or 13% of total sales. Sales to Thales totaled $19.6 million or 12% of total sales,

        As of December 31, 2002, aggregated accounts receivable from CAE Electronics, Ltd. (CAE) was $6.1 million or 28% of gross accounts receivable and from agencies of the U. S. government was $2.9 million or 13% of gross accounts receivable. As of December 31, 2001, aggregated accounts receivable from Boeing was $7.8 million or 21% of gross accounts receivable and from Thales was $4.3 million or 12% of gross accounts receivable.

        As of December 31, 2002, the amount of costs and estimated earnings in excess of billings on uncompleted contracts related to CAE, the U.S. government, and Thales was 28%, 21%, and 14% of the total, respectively. As of December 31, 2001, the amount of costs and estimated earnings in excess of billings on uncompleted contracts from CAE, Thales, Boeing, and Lockheed was 27%, 24%, 16%, and 11% of the total, respectively.

(21) RESTRUCTURING CHARGE

        In the third quarter of 2001, we initiated a restructuring plan focused on reducing the operating cost structure of E&S. As part of the plan, we recorded a charge of $2.1 million relating to a reduction in force of approximately 80 employees. In the fourth quarter of 2001, we extended the restructuring plan and recorded a charge of $0.7 million relating to a reduction in force of an additional 12 employees. As of December 31, 2001, we had paid $1.9 million in severance benefits related to these restructurings. In the second quarter of 2002, we recorded an additional restructuring charge. As part of this restructuring, we recorded a charge of $1.9 million during the second quarter of 2002 related to a reduction in force of approximately 90 employees. In the fourth quarter of 2002, we recorded another restructuring charge in order to create an operating cost structure in line with anticipated 2003 revenues. As part of this restructuring, we recorded a charge of $2.6 million related to a reduction in force of approximately 140 employees. In 2002 we had a total reduction in force of approximately 230 employees resulting in recorded charges of $4.5 million, and paid $2.5 million in severance benefits. The majority of all remaining benefits will be paid out over 2003. The charges were recorded in accordance with Emerging Issues Task Force Issue 94-03 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit (Including Certain Cost Incurred in a Restructuring)" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges".

	Balance at 12/31/01	Restructure Charges	Severence Benefits Paid	Balance at 12/31/02
2001 Restructuring provision	$990	$—	$901	$89
2002 Q2 Restructuring provision	—	1,921	1,495	426
2002 Q4 Restructuring provision	—	2,571	1,054	1,517

	$990	$4,492	$3,450	$2,032

        During 2000 we reversed $0.8 million of restructuring charges recorded in 1999 as a result of certain employees being transferred within E&S rather than being terminated as expected and estimated severance and related charges being lower than expected for the terminated employees.

(22) REALimage TRANSITION COSTS

        Early in 2001, we announced our intention to spin out or sell the REALimage Solutions Group. Therefore, we categorized all the costs and expenses associated with the REALimage Solutions Group from the beginning of 2001 until the sale of the business in the third quarter of 2001 in the REALimage transition costs expense category. These expenses totaled $5.3 million.

(23) ASSETS HELD FOR SALE

        We currently own two office buildings, which have a book value of $5.8 million that are not considered strategic assets and are being held for sale. These buildings are no longer depreciated and are considered current assets. One of these remaining buildings is under contract. We continue to market the properties to prospective buyers.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        "None"

FORM 10-K

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding our directors is incorporated by reference from "Election of Directors" in the Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders to be held on May 8, 2003.

        Information required by Item 405 of Regulation S-K is incorporated by reference from "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders to be held on May 8, 2003.

        Information concerning our current executive officers is incorporated by reference to the section in Part I hereof found under the caption "Executive Officers of the Registrant."

ITEM 11.    EXECUTIVE COMPENSATION

        Information regarding this item is incorporated by reference from "Executive Compensation" in the Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders to be held on May 8, 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information regarding this item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders to be held on May 8, 2003.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding this item is incorporated by reference from "Executive Compensation—Summary Compensation Table," "Report of the Compensation and Stock Options Committee of the Board of Directors," and "Termination of Employment and Change of Control Arrangements," in the Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders to be held on May 8, 2003.

ITEM 14.    CONTROLS AND PROCEDURES

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. To enhance our disclosure controls procedures, we added a Disclosure Review Board to our process. This requires every executive, senior staff, auditors, and legal counsel to participate in the planning, scheduling, drafting, and/or review process and to notify the Company's CFO of their completion of their associated tasks. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

FORM 10-K

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be used in this report:

1.
Financial Statements—Included in Part II, Item 8 of this report:

  Report of Management

  Report of Independent Auditors

  Consolidated Balance Sheets as of December 31, 2002 and 2001

  Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2002

  Consolidated Statements of Comprehensive Loss for each of the years in the three-year period ended December 31, 2002

  Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2002

  Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002

  Notes to Consolidated Financial Statements for each of the years in the three-year period ended December 31, 2002

2.
Financial Statement Schedules—included in Part IV of this report:

        Schedule II—Valuation and Qualifying Accounts

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
*10.5
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
10.7
Warrant to Purchase Series B Preferred Stock dated as of July 22, 1998, between Evans & Sutherland Computer Corporation and Intel Corporation, filed as Exhibit 4.3 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 25, 1998, and incorporated herein by this reference.

*10.8
Employment agreement between Evans & Sutherland Computer Corporation and James R. Oyler, dated May 16, 2000, filed as Exhibit 10.6 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.
10.9
Overdraft Facility dated June 15, 2000 between Evans & Sutherland Computer Limited and Lloyds TSB Bank plc, filed as Exhibit 10.12 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.
*10.10
Amendment to employment agreement between Evans & Sutherland Computer Corporation and James R. Oyler, dated September 22, 2000, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 29, 2000, and incorporated herein by this reference.
*10.11
Employment agreement between Evans & Sutherland Computer Corporation and William M. Thomas, dated December 22, 2000, filed as Exhibit 10.40 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference herein.
10.12
Loan and Security Agreement by and between Evans & Sutherland Computer Corporation and Foothill Capital Corporation, dated December 14, 2000, filed as Exhibit 10.41 to Evans & Sutherland Computer Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by this reference.
10.13
Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture filing between Evans & Sutherland Computer Corporation, Chicago Title Company, Foothill Capital Corporation, dated December 14, 2000, filed as Exhibit 10.42 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference herein.
10.14
Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture filing between Evans & Sutherland Computer Corporation, Chicago Title Company, Foothill Capital Corporation, dated December 14, 2000, filed as Exhibit 10.43 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference herein.
10.15
Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture filing between Evans & Sutherland Computer Corporation, Chicago Title Company, Foothill Capital Corporation, dated December 14, 2000, filed as Exhibit 10.44 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.
10.16
Absolute Assignment of Sub-Leases and Rent by Evans & Sutherland Computer Corporation, dated December 14, 2000, filed as Exhibit 10.45 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.
10.17
Absolute Assignment of Sub-Leases and Rent by Evans & Sutherland Computer Corporation, dated December 14, 2000, filed as Exhibit 10.46 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.

10.18
Absolute Assignment of Sub-Leases and Rent by Evans & Sutherland Computer Corporation, dated December 14, 2000, filed as Exhibit 10.47 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.
10.19
Pledge and Security Agreement between Evans & Sutherland Computer Corporation and Foothill Capital Corporation, dated December 14, 2000, filed as Exhibit 10.48 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.
10.20
Intellectual Property Security Agreement between Evans & Sutherland Computer Corporation and Foothill Capital Corporation, dated December 14, 2000, filed as Exhibit 10.49 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.
10.21
Amendment No. 1 to Series B Preferred Stock and Warrant Purchase Agreement between Evans & Sutherland Computer Corporation and Intel Corporation, dated effective as of March 1, 2001, filed as Exhibit 10.50 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.
10.22
Asset Purchase and Intellectual Property License Agreement between Real Vision Inc. and Evans & Sutherland Computer Corporation, dated August 31, 2001, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 28, 2001, and incorporated herein by reference.
10.23
Initial License Agreement between Real Vision Inc. and Evans & Sutherland Computer Corporation, dated August 31, 2001, filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 28, 2001, and incorporated herein by reference.
10.24
Foothill Covenant waiver for the third quarter 2001, filed as Exhibit 10.3 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 28, 2001, and incorporated herein by reference.
10.25
Master Sales Agreement between Evans & Sutherland Computer Corporation and ATI Technologies Inc., dated August 27, 2001, filed as Exhibit 10.4 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 28, 2001, and incorporated herein by reference.
10.26
Software License Agreement between Evans & Sutherland Computer Corporation and ATI Technologies Inc., dated August 27, 2001, filed as Exhibit 10.5 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 28, 2001, and incorporated herein by reference.
10.27
Amendment Number One to Loan and Security Agreement and Waiver by and between Foothill Capital Corporation and Evans & Sutherland Computer Corporation, dated February 22, 2002, filed as Exhibit 10.56 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2001.
10.28
Patent Purchase and License Agreement between Nvidia International Inc., Evans & Sutherland Computer Corporation, and Evans & Sutherland Graphics Corporation, dated October 15, 2001, filed as Exhibit 10.57 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2001, and incorporated herein by this reference.

10.29
Patent Cross License Agreement between Nvidia Corporation and Evans & Sutherland Computer Corporation, dated October 15, 2001, filed as Exhibit 10.58 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2001, and incorporated herein by this reference. Certain information in this exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.
10.30	Amendment Number Two to Loan and Security Agreement and Waiver by and between Foothill Capital Corporation and Evans & Sutherland Computer Corporation, dated August 14, 2002, filed herein.
10.31	Amendment Number Three to Loan and Security Agreement and Waiver by and between Foothill Capital Corporation and Evans & Sutherland Computer Corporation, dated December 11, 2002, filed herein.
10.32	Amendment Number Four to Loan and Security Agreement and Waiver by and between Foothill Capital Corporation and Evans & Sutherland Computer Corporation, dated January 8, 2003, filed herein.
10.33
Foothill Limited Waiver of Certain Financial Covenants for the second quarter 2002 by and between Foothill Capital Corporation and Evans & Sutherland Computer Corporation, dated July 24, 2002, filed herein.
10.34	Overdraft Facility Continuation agreement between Evans & Sutherland Computer Limited and Lloyds TSB Bank plc, dated February 18, 2003, filed herein.
*10.35	Employment agreement between Evans & Sutherland Computer Corporation and L. Eugene Frazier, dated August 26, 2002, filed herein.
*10.36	Amended and restated employment agreement between Evans & Sutherland Computer Corporation and Thomas Atchison, dated August 26, 2002, filed herein.
*10.37	Amended and restated employment agreement between Evans & Sutherland Computer Corporation and David B. Figgins, dated August 26, 2002, filed herein.
*10.38	Amended and restated Evans & Sutherland Computer Corporation's Supplemental Executive Retirement Plan (SERP), dated May 16, 2002, filed herein.
*10.39	Amended and restated Evans & Sutherland Computer Corporation's Executive Savings Plan, dated May 16, 2002, filed herein.
10.40	Consent and Subordination Agreement by Foothill Capital Corporation, dated December 14, 2002, filed herein.
21.1	Subsidiaries of Registrant, filed herein.
23.1	Consent of Independent Auditors, filed herein.
24.1	Powers of Attorney for Messrs. James R. Oyler, William M. Thomas, Gerald S. Casilli, Wolf-Dieter Hass, Ivan E. Sutherland, David J. Coghlan, and William Schneider, filed herein.
99.1	Rule 13a-14 Certification included in Part IV of this report
99.2	Rule 13a-14 Certification included in Part IV of this report

*
Management contract for Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

TRADEMARKS USED IN THIS FORM 10-K

        E&S, Harmony, ESIG, ESCP, Ensemble, Integrator, simFUSION, EP, Environment Processor, RAPIDsite, REALimage, Encore, Digistar, and StarRider are trademarks or registered trademarks of Evans & Sutherland Computer Corporation. All other product, service, or trade names or marks are the properties of their respective owners.

Schedule II

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2002, 2001 and 2000
(in thousands)

	Balance at beginning of year	Additions charged (reversed) to cost and expenses	Deductions charged (recovered) against provision	Balance at end of year
Allowance for doubtful receivables
December 31, 2002	$6,413	$(734)	$4,823	$856
December 31, 2001	4,411	2,358	356	6,413
December 31, 2000	1,322	3,829	740	4,411
Inventory reserves
December 31, 2002	$7,185	$1,802	$(124)	$9,111
December 31, 2001	9,894	943	3,652	7,185
December 31, 2000	6,047	6,613	2,766	9,894
Warranty reserves
December 31, 2002	$1,966	$617	$1,615	$968
December 31, 2001	1,447	2,197	1,678	1,966
December 31, 2000	1,376	1,189	1,118	1,447

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION
March 24, 2003	By:	/s/ JAMES R. OYLER JAMES R. OYLER, PRESIDENT

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JAMES R. OYLER JAMES R. OYLER	Director, Chief Executive Officer and President (Principal Executive Officer)	March 24, 2003
/s/ WILLIAM M. THOMAS WILLIAM M. THOMAS	Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Officer)	March 24, 2003
* GERALD S. CASILLI	Director	March 24, 2003
* WOLF-DIETER HASS	Director	March 24, 2003
* IVAN E. SUTHERLAND	Director	March 24, 2003
* DAVID J. COGHLAN	Director	March 24, 2003
* WILLIAM SCHNEIDER, JR.	Director	March 24, 2003
By:	/s/ WILLIAM M. THOMAS WILLIAM M. THOMAS *Attorney-in-Fact	March 24, 2003

Rule 13a-14 Certification

CERTIFICATIONS*

I, James R. Oyler, certify that:

1.
I have reviewed this annual report on Form 10-K of Evans & Sutherland Computer Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/  JAMES R. OYLER
James R. Oyler
 Chief Executive Officer
(Principal Executive Officer)

*
Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

Rule 13a-14 Certification

CERTIFICATIONS*

I, William M. Thomas, certify that:

1.
I have reviewed this annual report on Form 10-K of Evans & Sutherland Computer Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/  WILLIAM M. THOMAS
William M. Thomas
 Chief Financial Officer
(Principal Financial Officer)

*
Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.