Form 10-Q
period 2003-03-28
EVANS & SUTHERLAND COMPUTER CORP
filed 2003-05-12
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended March 28, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding at May 2, 2003, was 10,468,042

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended March 28, 2003

PART I – FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 28, 2003	December 31, 2002

Assets:
Cash	$10,952	$7,375
Restricted cash	730	2,960
Accounts receivable, less allowances for doubtful receivables of $867 at March 28, 2003 and $856 at December 31, 2002	22,220	22,481
Inventories	18,004	31,373
Costs and estimated earnings in excess of billings on uncompleted contracts	18,630	22,083
Prepaid expenses and deposits	4,428	4,487
Assets held for sale	5,793	5,793
Total current assets	80,757	96,552
Property, plant and equipment, net	26,084	28,288
Investments	1,548	2,002
Other assets	695	734
Total assets	$109,084	$127,576

Liabilities and stockholders’ equity:
Current portion of long-term debt	$7	$53
Line of credit agreements	11,298	5,213
Accounts payable	9,800	9,671
Accrued expenses	14,674	13,093
Customer deposits	2,538	1,507
Billings in excess of costs and estimated earnings on uncompleted contracts	9,223	11,022
Total current liabilities	47,540	40,559
Long-term debt	18,015	20,685
Pension and retirement obligations	13,119	12,969
Total liabilities	78,674	74,213
Commitments and contingencies

Stockholders’ equity:
Redeemable preferred stock, class B-1, no par value; authorized 1,500,000 shares; no issued and outstanding shares	—	—
Common stock, $0.20 par value; authorized 30,000,000 shares; issued 10,816,190 shares at March 28, 2003 and 10,806,040 shares at December 31, 2002	2,163	2,161
Additional paid-in-capital	49,463	49,413
Common stock in treasury, at cost; 352,500 shares	(4,709)	(4,709)
Retained earnings (accumulated deficit)	(16,192)	6,840
Accumulated other comprehensive loss	(315)	(342)
Total stockholders’ equity	30,410	53,363
Total liabilities and stockholders’ equity	$109,084	$127,576

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 28, 2003	March 29, 2002
Sales	$22,693	$32,563
Cost of sales	13,870	22,969
Inventory impairment	14,566	—
Gross profit (loss)	(5,743)	9,594
Expenses:
Selling, general and administrative	7,257	6,573
Research and development	7,030	6,381
Restructuring charges	1,279	—
Impairment loss	1,151	—
Operating expenses	16,717	12,954
	(22,460)	(3,360)
Gain on sale of business unit	—	96
Operating loss	(22,460)	(3,264)
Other expense, net	(840)	(608)
Loss before income taxes	(23,300)	(3,872)
Income tax benefit	(268)	(683)
Net loss	$(23,032)	$(3,189)

Net loss per common share:
Basic and diluted	$(2.20)	$(0.31)
Weighted average common and common equivalent shares outstanding:
Basic and diluted	10,459	10,396

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended
	March 28, 2003	March 29, 2002
Net loss	$(23,032)	$(3,189)
Other comprehensive income (loss):
Foreign currency translation adjustments		—
Unrealized gain on securities	27	29
Other comprehensive income before income taxes	27	29
Income tax expense related to items of other comprehensive income	—	—
Other comprehensive income, net of income taxes	27	29
Comprehensive loss	$(23,005)	$(3,160)

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 28, 2003	March 29, 2002
Cash flows from operating activities:
Net loss	$(23,032)	$(3,189)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation & amortization	2,043	2,592
Gain on sale of business unit	—	(96)
Inventory impairment	14,566	—
Impairment loss	1,151	—
Loss on disposal of property, plant and equipment	—	12
Loss on write-down of investment	500	—
Provisions for losses on accounts receivable	18	398
Provision for write-down of inventories	937	452
Provision for warranty expense	668	171
Other	24	42
Change in assets and liabilities:
Accounts receivable	243	(861)
Inventories	(847)	1,227
Costs and estimated earnings in excess of billings on uncompleted contracts, net	1,654	3,757
Prepaid expenses and deposits	59	(108)
Accounts payable	128	3,223
Accrued expenses	(223)	(3,013)
Customer deposits	1,031	(2,164)
Net cash provided by (used in) operations	(1,080)	2,443

Cash flows from investing activities:
Proceeds from sale of investment securities	—	38
Purchases of property, plant and equipment	(987)	(301)
Net cash used in investing activities	(987)	(263)

Cash flows from financing activities:
Borrowings from debt and line of credit agreements	34,008	51,772
Payments of debt and line of credit agreements	(30,638)	(47,946)
Decrease in restricted cash	2,230	193
Proceeds from issuance of common stock	44	93
Net cash provided by financing activities	5,644	4,112

Net change in cash	3,577	6,292
Cash at beginning of year	7,375	8,717

Cash at end of period	$10,952	$15,009

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the year for:
Interest	$434	$759
Income taxes	(164)	84

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with accounting principles generally accepted in the United States of America.  This report on Form 10-Q for the three months ended March 28, 2003, should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2002.

The accompanying unaudited condensed consolidated balance sheets and statements of operations, comprehensive loss and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows. The results of operations for the interim three month period ended March 28, 2003, are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 2002 condensed consolidated financial statements and notes have been reclassified to conform to the 2003 presentation.

2.              IMPAIRMENTS

As discussed in further detail below, during the first quarter of 2003 certain significant orders that we had expected to receive as of December 31, 2002, and into early 2003 were cancelled by customers.  These cancellations were primarily the result of a re-alignment of military spending priorities during the first quarter of 2003.  Accordingly, the future demand for our Harmony 1, ESIG and TargetView products significantly decreased compared to our prior projections because of these cancellations.  As a result, we recorded a $14.6 million impairment to specific inventory and a $1.2 million impairment to certain fixed assets related to the manufacture of this inventory during the quarter ended March 28, 2003.

We recorded approximately $10.0 million of impairment related to our Harmony 1 inventory.  Through the end of 2002 and into early 2003, we expected to finalize a sale of two Harmony 1 systems.  One as an existing option to a current U.S. government contract and another to a European prime contractor.  During March 2003, we received notification from the U.S. customer that they would not purchase the Harmony 1 system, as had been forecasted, due to a decision to migrate to a more current technology, specifically commercial off-the-shelf PC’s or our next-generation Harmony 2 product.  Feedback from the European prime contractor was quite similar.  Thus, the loss of these orders coupled with the overall shift in market demand of our Harmony 2 product resulted in our determination that we had excess Harmony 1 inventory on-hand.  We currently do not have other prospects to sell this excess Harmony 1 inventory, and these components cannot be used in the manufacture of other products.  Accordingly, we determined that $10.0 million of inventory related to these systems was impaired.  In addition, because we do not expect to sell any additional Harmony 1 systems, we determined to abandon certain fixed assets specifically used to build, test and demonstrate our Harmony 1 product.  We recorded an additional impairment related to these fixed assets, as we believe this equipment has no alternative use.

We recorded approximately $3.3 million of impairment related to our ESIG inventory.  Through the end of 2002 and into early 2003, we expected to finalize the sale of as many as nine ESIG systems to a particular commercial customer.  During March of 2003, we received notification from this customer that they would not purchase the ESIG systems as had been forecasted due to their interest in our next-generation EP-1000CT technology, which provides enhanced functionality at a comparable price.  While we continue to manufacture certain ESIG systems for other customers under pre-existing purchase orders, the loss of this order, coupled with the increased demand for our next-generation EP-1000CT product as a result of sooner-than-expected market penetration, resulted in our determination that we had inventory in excess of our current purchase orders and forecasted demand.

We recorded approximately $1.3 million of impairment related to our TargetView 100 inventory.  In the first quarter of 2003, we had opportunities to propose TargetView 100 technology for a significant number of systems.  During this timeframe, we discussed many potential solutions to the customer’s requirements and became aware that the TargetView 100 technology had been superseded by more current and affordable technology.  In light of this, our business opportunities for TargetView 100 systems have all but been eliminated and has resulted in our determination that we had excess inventory on-hand.  Accordingly, we determined that $1.3 million of inventory related to these systems was impaired.

3.              INVENTORIES

Inventories consist of the following (in thousands):

	March 28, 2003	December 31, 2002

Raw materials	$1,847	$14,250
Work-in-process	10,191	10,467
Finished goods	5,966	6,656

	$18,004	$31,373	.

Note 2 to the Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q contains a detailed description of the impairment to inventory in the first quarter of 2003.

4.              DEBT

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

In December 2002, we entered into a secured credit facility (the “Foothill Facility”) with Foothill Capital Corporation (“Foothill”) that provides for borrowings and the issuance of letters of credit up to $25.0 million.  The Foothill Facility, among other things, (i) requires us to maintain certain financial ratios and covenants, including a minimum tangible net worth that adjusts each quarter, a minimum unbilled receivables to billed receivables ratio, and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year; (ii) restricts our ability to incur debt or liens; sell, assign, pledge or lease assets; or merge with another company; and (iii) restricts the payment of dividends and repurchase of any of our outstanding shares without the prior consent of Foothill.  The Foothill Facility expires in December 2004.

Borrowings under the Foothill Facility bear interest at the Wells Fargo Bank National Association prevailing prime rate plus 1.5% to 3.0%, depending on the amount outstanding.  In addition, the Foothill Facility has an unused line fee equal to 0.375% per annum times the difference between $25.0 million and the sum of the average undrawn portion of the borrowings, payable each quarter.  The Foothill Facility provides Foothill with a first priority perfected security interest in substantially all of our assets, including, but not limited to, all of our intellectual property.  Pursuant to the terms of the Foothill Facility, all cash receipts of E&S must be deposited into a Foothill controlled account.

As of March 28, 2003, we were not in compliance with the tangible net worth financial covenants of our Foothill Facility.  We are currently in negotiations with Foothill regarding our failure to satisfy the tangible net worth covenant and in negotiations to change the tangible net worth covenant for the remainder of the Foothill Facility agreement, which ends in December 2004.  However, no assurance can be given that a positive resolution will result that will allow us to be in compliance or will otherwise be acceptable to us.  At this time, this has not affected our ability to access the Foothill Facility, nor do we expect it to during this period of resolution.  In the event of a covenant violation, Foothill has the ability, at any time, to accelerate all of our indebtedness under the Foothill Facility. Accordingly, we have classified our senior secured debt under the Foothill Facility, which matures in December 2004, as current liabilities in the Company's consolidated condensed balance sheet as of March 28, 2003. The outstanding balance owed to Foothill pursuant to the Foothill Facility as of March 28, 2003 was $8.4 million, and as of the date of this Report on Form 10-Q is $0.6 million.

As of March 28, 2003, we had outstanding financial letters of credit under the Foothill Facility totaling $5.3 million related to our performance on certain customer contracts.  Our customers can draw against these letters of credit if we fail to meet the performance requirements included in the terms of each letter of credit.  As of March 28, 2003, no amounts had been accrued for any estimated losses under the obligations, as we believe we will perform as required under our contracts.

In January 2003, Evans & Sutherland Computer Limited (“ESCL”), our wholly-owned subsidiary, renewed a $3.0 million overdraft facility (the “Overdraft Facility”) with Lloyds TSB Bank plc (“Lloyds”).  The Overdraft Facility expires December 31, 2003.  Borrowings under the Overdraft Facility bear interest at Lloyds’ short-term offered rate plus 1.75% per annum.  As of March 28, 2003, there were $2.9 million in outstanding borrowings.  Lloyds allows ESCL to borrow over $3.0 million on the Overdraft Facility on condition that any borrowings over $3.0 million are deposited with Lloyds.  The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds’ discretion.  The Overdraft Facility expires on December 31, 2003.  ESCL executed a letter of negative pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business.  Covenants contained in the Overdraft Facility restrict dividend payments from ESCL and require maintenance of certain financial covenants.  In addition, at March 28, 2003, ESCL had $0.7 million deposited in a restricted cash collateral account at Lloyds related to the Overdraft Facility to support certain obligations that the bank guarantees.

5.              NET INCOME (LOSS) PER COMMON SHARE

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

For the three months ended March 28, 2003, outstanding options to purchase 2,572,333 shares of common stock and 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures were excluded from the computation of the diluted net loss per common share because to include them would have been anti-dilutive.

For the three months ended March 29, 2002, outstanding options to purchase 2,542,000 shares of common stock, 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures were excluded from the computation of the diluted net loss per common share because to include them would have been anti-dilutive.

6.              GEOGRAPHIC INFORMATION

The following table presents sales by geographic location based on the location of the use of the product or services.  Sales to individual countries greater than 10% of consolidated sales are shown separately (in thousands):

	Three Months Ended
	March 28, 2003	March 29, 2002

United States	$12,419	$19,760
Europe (excluding United Kingdom)	4,829	3,396
United Kingdom	3,332	5,987
Other	2,113	3,420
	$22,693	$32,563

The following table presents property, plant and equipment by geographic location based on the location of the assets (in thousands):

	March 28, 2003	December 31, 2002
United States	$24,665	$26,687
Europe	1,419	1,601
	$26,084	$28,288

7.              LEGAL PROCEEDINGS

There have been no material changes to legal proceedings from the information previously reported in our annual report on Form 10-K for the year ended December 31, 2002.

In the normal course of business, we have various legal claims and contingent matters, including items raised by government contracting officers and auditors.  Although the final outcome of such matters cannot be predicted, we believe the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

8.              RESTRUCTURING CHARGES

In the first quarter of 2003, we restructured to reduce our operating costs in line with anticipated revenues.  As part of this restructuring, we recorded a charge of $1.3 million related to a reduction in force of approximately fifty full-time equivalent employees.  As of March 28, 2003, we had paid $0.8 million in severance benefits related to all previous restructurings occurring over fiscal years 2002 and 2001.  The majority of the remaining severance benefits are expected to be paid this fiscal year.

The following table represents restructure provision activity in the first quarter of 2003 (in thousands):

	Balance at 12/31/02	Restructure charges	Severance benefits paid	Balance at 3/28/03

2001 Restructuring provision	$89	$—	$12	$77
2002 Q2 Restructuring provision	426	—	57	369
2002 Q4 Restructuring provision	1,517	—	685	832
2003 Q1 Restructuring provision	—	1,279	—	1,279
	$2,032	$1,279	$754	$2,557

9.              ASSETS HELD FOR SALE

We currently own two office buildings with a book value of $5.8 million that are not considered strategic assets and are being held for sale.  These buildings are no longer being depreciated and are considered current assets.  We continue to market the properties to prospective buyers.

10.       GUARANTEES

Warranty Reserve

We provide a warranty reserve for estimated future costs of servicing products under warranty agreements extending for periods from 90 days to one year.  Anticipated costs for product warranties are based upon estimates derived from experience factors and are recorded at the time of sale or over the contract period for long-term contracts.  As of March 28, 2003, and December 31, 2002, we had reserved $1.1 million and $1.0 million, respectively, for estimated warranty claims.  Warranty expenses for the first quarter of 2003 and 2002 were $0.7 million and $0.2 million, respectively.

The following table provides the changes in our warranty reserves for the quarter ended March 28, 2003:

	Balance at 12/31/02	Provision for warranty expense	Warranty charges against the reserve	Balance at 3/28/03
Warranty reserves	$968	$668	$534	$1,102

Quest Flight Training

We have a 50% interest in Quest Flight Training, Ltd. (“Quest”), a joint venture with Quadrant Group plc (“Quadrant”) providing aircrew training services for the United Kingdom Ministry of Defence (“U.K. MoD”) under a 30-year contract.  In connection with the services of Quest to the U.K. MoD, we guarantee various obligations of Quest.  As of March 28, 2003, we had four guaranties outstanding related to Quest.  Pursuant to the first guaranty, we have guarantied, jointly and severally with Quadrant, the performance of Quest in relation to its contract with the U.K. MoD.  If Quest fails to meet its obligations under the contract then we (and Quadrant) are required to perform under the terms of the contract.  Due to the length of the contract and the uncertainty of performance for which we would be liable if Quest fails to perform, we cannot estimate the maximum amount of possible future payments.  This guaranty is in place until 2030.  Pursuant to the second guaranty, we have guarantied, jointly and severally with Quadrant, up to a maximum amount of £1.0 million ($1.6 million as of March 28, 2003), the performance of Quest, where not subcontracted, and the performance of Quest where subcontracted, and the subcontractor is not liable to meet its obligation due to any limitation of liability in the sub-contract agreement, thus preventing Quest from meeting its obligation under its contract with the U.K. MoD.  This guaranty is in place until 2020.  Pursuant to the third guaranty, severally with Quadrant, we have guarantied payment and discharge of a certain loan agreement that Quest has entered into.  As of March 28, 2003, the outstanding loan balance was £5.1 million ($8.3 million as of March 28, 2003).  This guaranty is in place until 2020.  Pursuant to the fourth guaranty, we have guarantied payment, up to a maximum of £0.13 million ($0.2 million as of March 28, 2003), in the event that Quest has a default event, as defined by its loan agreement.  This guaranty is in place until 2020.  As of March 28, 2003, no amounts have been accrued for any estimated losses under these guaranties because we believe that Quest will meet all of its performance and financial obligations in relation to its contract with the U.K. MoD.  However, if we are required to perform under any or all of the four guaranties, it could have a material adverse impact on our operating results and liquidity.

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  These forward-looking statements include, but are not limited to:

•                                                      Our belief that the guaranties we issued in connection with the Quest Flight Training Ltd. project will not be called upon for payment or performance and that Quest Flight Training Ltd. will meet all of its performance and financial obligations in relation to its contract with the U.K. Ministry of Defence.

•                                                      Our belief that the March 28, 2003, workforce reduction will not have a material adverse effect on our liquidity or capital resources.

•                                                      Our belief that the breach of one of our financial covenants will not affect our access to our $25 million secured credit facility with Foothill Capital Corporation.

•                                                      Our belief that we will perform as required under our contracts, thereby preventing our customers from drawing against our letters of credit outstanding under the Foothill Facility.

•                                                      Our belief that in connection with future orders, our customers will purchase lower-cost technologies such as our PC-based Harmony 2 product.

•                                                      Our belief that the restructuring that occurred during the quarter ended March 28, 2003 will reduce our expenses by approximately $4.0 million each year in the future.

•                                                      Our belief that a majority, if not all, of remaining severance benefits resulting from restructurings during 2001, 2002 and 2003 will be paid during 2003.

•                                                      Our belief that our orders backlog will increase slightly by year-end.

•                                                      Our belief that our margins on our new products and revenue from our product line mix will result in small, incremental improvements to our gross margins.

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  Our actual results could differ materially from these forward-looking statements.  Important factors to consider in evaluating such forward-looking statements include plans for future operations; financing needs or plans; plans relating to our products and services; risk of product demand; market acceptance; economic conditions; competitive products and pricing; cancellation of contracts or significant penalties due to delays in the timely delivery of our products; difficulties in product development, commercialization and technology; those guaranties we issued in connection with the services of our joint venture entity, Quest Flight Training Ltd., to the UK Ministry of Defence or other parties will not be called upon for payment or performance; assumptions relating to the foregoing; and other risks detailed in this filing and in our most recent Form 10-K.  Although we believe we have the product offerings and resources for continuing success, future revenue and margin trends cannot be reliably predicted.  Factors external to us can result in volatility of our common stock price.  Because of the foregoing factors, recent trends are not necessarily reliable indicators of future stock prices or financial performance and there can be no assurance that the events contemplated by the forward-looking statements contained in this quarterly report will, in fact, occur.  For further information, refer to the business description and additional risk factors sections included in our Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

Overview

We design, manufacture, market, and support visual systems for simulation, with solutions that meet training requirements for a wide range of military and commercial applications.  We also provide this leading-edge visual simulation technology and experience to planetariums, science centers, and entertainment venues.  We develop and deliver a complete line of image generation, display, database development, and service and support products, matching technology with customer requirements.  Products and solutions range from the desktop PC to some of the most advanced visual systems in the world.

Our simulation solutions can be categorized into four lines of business:  Simulation Systems, Commercial Simulation, Digital Theater, and Service & Support.

Simulation Systems

We offer a complete range of visual simulation solutions for all types of military vehicle training.  We provide high-performance image generators (IGs), display systems, and visual databases for ground-based warfare, helicopter, fixed-wing aircraft, and ship bridge simulators.  In addition, we are developing complete training systems for military tactics and command training.  We also offer products to expand into new markets, such as air traffic control simulation and cockpit display systems.

Commercial Simulation

In civil aviation, we provide visual systems to almost every major airline and aircraft manufacturer in the world.  We offer a full range of FAA approved solutions for Level D, Level C, Level A/B, and desktop training, as well as upgrades for existing systems.

Digital Theater

We develop systems that transform our 3D simulation technology into 360-degree domed and large format theater experiences.  This technology allows audiences to enter full-color, 3D computer-generated worlds and interact with them.  In addition to providing theater systems for planetariums, science centers, themed attraction venues, and premium large-format theaters, we develop, market, and license a variety of show content.

Service & Support

We provide spares and repairs, maintenance, field service support, and training for all our systems and products.

Critical Accounting Policies

The policies discussed below are considered by management to be critical to an understanding of E&S’s financial statements.  Their application places significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  Specific risks for these critical accounting policies are described in the following paragraphs.  A summary of significant accounting policies can be found in Note 1 to the consolidated financial statements on our Form 10-K for the year ended December 31, 2002.  For all of these policies, management cautions that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Revenue Recognition

Revenue from long-term contracts requiring significant production, modification or customization is recorded using the percentage-of-completion method.  This method uses the ratio of costs incurred to management’s estimate of total anticipated costs.  Our estimates of total costs include assumptions, such as man-hours to complete, estimated materials cost, and estimates of other direct and indirect costs.  Actual results may vary significantly from our estimates.  If the actual costs are higher than management’s anticipated total costs, then an adjustment is required to reduce the previously recognized revenue as the ratio of costs incurred to management’s estimate was overstated.  If actual costs are lower than management’s anticipated total costs, then an adjustment is required to increase the previously recognized revenue as the ratio of costs incurred to management’s estimate is understated.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Billings on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings.  As a result, these differences are recorded as an asset or liability on the balance sheet.  Since revenue recognized on these long-term contracts includes estimates of management’s anticipated total costs, the amounts in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts also include these estimates.

Inventories

Inventory includes materials at standard costs, which approximate average costs, as well as inventoried costs on programs (including material, labor, subcontracting costs, as well as an allocation of indirect costs).  We periodically review inventories for excess supply, obsolescence, and valuations above estimated realizable amounts, and then provide a reserve we consider sufficient to cover these items.  Reserve adequacy is based on estimates of future sales, product pricing, and requirements to complete projects.  Revisions of these estimates would result in adjustments to our operating results.

Accrued Expenses

Accrued expenses include amounts for liquidated damages and late delivery penalties.  While current contracts could include additional liquidated damages and late delivery penalties, we have included all amounts management believes E&S is liable as of March 28, 2003.  These liquidated damages are based primarily on estimates of project completion dates.  To the extent completion dates are not consistent with our estimates, these damage and penalty accruals may require additional adjustments.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our actual income taxes in each of the jurisdictions in which we operate.  This involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items, such as accrued liabilities, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.  To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include a corresponding adjustment within the tax provision in the statement of operations.  Significant management judgment is required to determine our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets.

Results of Operations

The following table presents the percentage of total sales represented by certain items for the periods presented:

	Three Months Ended
	March 28, 2003	March 29, 2002
	(Unaudited)
Sales	100.0%	100.0%
Cost of sales	61.1	70.5
Inventory impairment	64.2	0.0
Gross profit (loss)	(25.3)	29.5

Operating Expenses:
Selling, general and administrative	32.0	20.2
Research and development	31.0	19.6
Restructuring charges	5.6	0.0
Impairment loss	5.1	0.0
Operating expenses	73.7	39.8
	(99.0)	(10.3)
Gain on sale of business unit	0.0	0.3
Operating loss	(99.0)	(10.0)
Other expense, net	(3.7)	(1.9)
Loss before income taxes	(102.7)	(11.9)
Income tax benefit	(1.2)	(2.1)
Net loss	(101.5)%	(9.8)%

First Quarter 2003 compared to First Quarter 2002

Consolidated Sales and Gross Profit

Our total sales were $22.7 million in the first quarter of 2003, compared with $32.6 million in the first quarter of 2002.  This decrease was primarily the result of a shrinkage in the military market as military funds were diverted to more pressing military requirements.  As a result, we had a shortfall of sales in our military market.  Our commercial market sales remained strong but declined slightly in the first quarter of 2003 due primarily to a large delivery made during the first quarter of 2002.  Sales of our planetarium systems increased during the first quarter of 2003 as a result of strong demand for our new products.  Additionally, we saw an increase in our service and support revenues in the first quarter of 2003.  In the first quarter of 2003, backlog increased by approximately $10.0 million and we anticipate new orders over the remainder of the 2003 fiscal year will produce a small increase to our year-end backlog.

Our gross profit (loss) percentages were (25.3)% in the first quarter of 2003, compared with 29.5% in the first quarter of 2002.  This gross profit (loss) decrease was primarily due to a $14.6 million inventory impairment loss.  During the first quarter of 2003 certain significant orders that we had expected to receive as of December 31, 2002, and into early 2003 were cancelled by customers.  These cancellations were primarily the result of a re-alignment of military spending priorities during the first quarter of 2003.  Accordingly, the future demand for our Harmony 1, ESIG, and TargetView products significantly decreased compared to our prior projections because of these cancellations.  As a result, we recorded a $14.6 million impairment to specific inventory during the quarter ended March 28, 2003.  Note 2 to the Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q contains a detailed description of this impairment.  Had we not incurred an inventory impairment loss in the amount of $14.6 million, our overall gross margins would have improved from 29.5% in the first quarter of 2002 to 38.9% in the first quarter of 2003 as a result of improved cost performance in our military, commercial, and service and support markets.  Additionally, margins on new products and our product line revenue mix over the remainder of fiscal year 2003 are projected to continue to make small, incremental improvement to our gross margin percentages.

Operating Expenses, Other and Taxes

Our operating expenses were $16.7 million in the first quarter of 2003, compared with $13.0 million during the first quarter of 2002.  Selling, general, and administrative (SG&A) expenses increased by $0.7 million primarily as a result of savings achieved during the first quarter of 2002 from a shutdown for the Olympic Games held in Salt Lake City.  SG&A also increased as a result of increased commissions on orders and a reduction in rental income from property sold in the fourth quarter of 2002.  Research and development expenses increased $0.6 million also as a result of savings from the Olympic shutdown during the first quarter of 2002.  During the first quarter of 2003, we recorded a restructuring charge of $1.3 million related to a reduction in force of approximately fifty full-time equivalent employees in an attempt to reduce operating costs as well as to create a cost structure in line with anticipated revenues.  We estimate that this restructuring will reduce expenses by approximately $4.0 million per year going forward.  We are continuing cost reduction actions in order to further reduce operating expenses in an effort to return to operating profit performance.

During the first quarter of 2003, we recognized an impairment loss of $1.2 million on development and demonstration assets related to the impaired Harmony 1, ESIG, and TargetView product line inventory.  Note 2 to the Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q contains a detailed description of this impairment.

In the first quarter of 2002 we recognized a gain on the sale of the REALimage Solutions Group of $0.1 million.  There was no such gain in the first quarter of 2003.

Our other expense was $0.8 million of net expense in the first quarter of 2003, compared to $0.6 million of net expense in the first quarter of 2002.  This $0.2 million increase was the result of a $0.5 million write-down of a nonmarketable investment in Quantum Vision, Inc. based on our analysis and meeting with Quantum Vision, Inc. in the first quarter of 2003.  We determined this technology would not enhance our own technology or strategic direction.  This first quarter variance was partially offset by an increase in interest income in the amount of $0.2 million and a reduction of interest expense in the amount of $0.1 million.

Our income tax benefits were $0.3 million during the first quarter of 2003, compared to $0.7 million during the first quarter of 2002.  The income tax benefit in the first quarter of 2002 was the result of a change in the tax law which allowed us to use additional net operating losses to offset taxable income.  The income tax benefit in the first quarter of 2003 was due to the favorable resolution of potential foreign tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

On March 28, 2003, we had working capital of $33.2 million, including cash and restricted cash of $11.7 million, compared to working capital of $56.0 million at December 31, 2002, including cash and restricted cash of $10.3 million.  During the first three months of 2003, we used $1.1 million of cash in our operating activities, used $1.0 million in cash in our investing activities, and generated $5.6 million of cash in our financing activities.  Also in the first quarter of 2003, we recognized impairments to inventory and fixed assets of $15.7 million in relation to an estimated significant decrease in demand for some of our older product lines.  We also reduced our work force by fifty full-time equivalent employees that resulted in an additional severance benefit liability and is expected to save $4.0 million per year going forward.  Finally, through the end of 2002, a significant factor in our financial condition was six large, fixed-price defense contracts that used our Harmony 1 image generator.  As of the end of 2002, we had a ninety-nine percent completion rate, on average, of these six large programs.  As a result, these six programs had no material negative effect on our financial condition in the first quarter of 2003, nor do we expect them to materially affect our financial condition negatively in the future.

Impairments

During the first quarter of 2003 certain significant orders that we had expected to receive as of December 31, 2002, and into early 2003 were cancelled by customers.  These cancellations were primarily the result of a re-alignment of military spending priorities during the first quarter of 2003.  Accordingly, the future demand for our Harmony 1, ESIG, and TargetView products significantly decreased compared to our prior projections because of these cancellations.  As a result, we recorded a $14.6 million impairment to specific inventory and a $1.2 million impairment to certain fixed assets related to the manufacture of this inventory during the quarter ended March 28, 2003.  Note 2 to the Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q contains a detailed description of this impairment.

Restructure Provisions

At the end of the first quarter of 2003, we restructured the company, resulting in a reduction in force of approximately fifty full-time equivalent employees.  As a result, we accrued $1.3 million for estimated severance benefits that we expect to pay.  In addition, in the first three months of 2003, we paid $0.8 million in severance benefits related to restructure provisions from fiscal years 2002 and 2001.  As of the March 28, 2003, we had an accrued balance of $2.6 million for all restructure provisions remaining.  We expect a majority, if not all, remaining severance benefits to be paid during 2003.

Cash Flow

During the first three months of 2003, we used $1.1 million of cash in our operating activities, used $1.0 million in cash in our investing activities, and generated $5.6 million of cash in our financing activities.

Cash from our operating activities in the first three months of 2003 was negatively impacted by a net loss of $23.0 million.  This use of cash was offset by $14.6 million in inventory impairment, $2.0 million in depreciation and amortization, $2.1 million change in working capital, $1.6 million in provisions, and $1.2 million in impairment loss.  Changes in working capital in the first three months of 2003 were due to a decrease in net costs and estimated earnings in excess of billings on completed projects of $1.7 million, an increase in customer deposits of $1.0 million, and an increase in inventory of $0.8 million, after adjusting for impairments.  Customer deposits increased due to new orders received in the first three months of 2003 related to our Digital Theater business.  Our investing activities in the first three months used cash of $1.0 million for the purchase of property, plant and equipment.  Our financing activities generated cash with a net increase in borrowings of $3.4 million and a reduction in our restricted cash of $2.2 million.

Credit Facilities

In December 2002, we renewed the secured credit facility (the “Foothill Facility”) with Foothill Capital Corporation (“Foothill”).  The Foothill Facility provides for borrowings and the issuance of letters of credit up to $25.0 million and expires in December 2004.  Note 4 to the Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q contains a detailed description of the Foothill Facility.  At March 28, 2003, we were not in compliance with the tangible net worth financial covenants of our Foothill Facility.  We are currently in negotiations with Foothill regarding our failure to satisfy the tangible net worth covenant and in negotiations to change the tangible net worth covenant for the remainder of the Foothill Facility agreement, which ends in December 2004.  However, no assurance can be given that a positive resolution will result that will allow us to be in compliance or will otherwise be acceptable to us.  At this time, this has not affected our ability to access the Foothill Facility, nor do we expect it to during this period of resolution.  As a result of not receiving a waiver for this noncompliance with the Foothill Facility as of this Form 10-Q filing, we have classified our outstanding borrowings on the Foothill Facility as current line of credit agreements on the balance sheet.  Should the need arise, we will negotiate with Foothill to modify and expand various financial ratios and covenants; however, no assurance can be given that such negotiations will result in modifications that will allow us to continue to be in compliance or otherwise be acceptable to us.  As of March 28, 2003, we had $8.4 million in outstanding borrowings.  As of May 2, 2003, we had no outstanding borrowings.

As of March 28, 2003, we had outstanding financial standby letters of credit totaling $5.3 million related to our performance on certain customer contracts.  Our customers can draw against these letters of credit if we fail to meet the performance requirements contained within the terms of each letter of credit.  As of March 28, 2003, no amounts have been accrued for any estimated losses under these obligations, as we believe it is probable that we will perform as required under our contracts.  As of May 2, 2003, we had outstanding financial standby letters of credit of $4.8 million.

In January 2003, Evans & Sutherland Computer Limited (“ESCL”), our wholly-owned subsidiary, renewed a $3.0 million overdraft facility (the “Overdraft Facility”) with Lloyds TSB Bank plc (“Lloyds”).  The Overdraft Facility expires on December 31, 2003.  Borrowings under the Overdraft Facility bear interest at Lloyds’ short-term offered rate plus 1.75% per annum.  As of March 28, 2003, there were $2.9 million in outstanding borrowings.  Note 4 to the Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q contains a detailed description of the Overdraft Facility.  In addition, at March 28, 2003, ESCL had $0.7 million deposited in a restricted cash collateral account at Lloyds related to the Overdraft Facility to support certain obligations that the bank guarantees.  As of May 2, 2003, ESCL had less than $0.1 million in outstanding borrowings against the Overdraft Facility.

Other Information

We have a 50% interest in Quest Flight Training, Ltd. (“Quest”), a joint venture with Quadrant Group plc (“Quadrant”) providing aircrew training services for the United Kingdom Ministry of Defence (“U.K. MoD”) under a 30-year contract.  In connection with the services of Quest to the U.K. MoD, we guarantee various obligations of Quest.  As of March 28, 2003, we had four guaranties outstanding related to Quest.  Pursuant to the first guaranty, we have guarantied, jointly and severally with Quadrant, the performance of Quest in relation to its contract with the U.K. MoD.  If Quest fails to meet its obligations under the contract then we (and Quadrant) are required to perform under the terms of the contract.  Due to the length of the contract and the uncertainty of performance for which we would be liable if Quest fails to perform, we cannot estimate the maximum amount of possible future payments.  This guaranty is in place until 2030.  Pursuant to the second guaranty, we have guarantied, jointly and severally with Quadrant, up to a maximum amount of £1.0 million ($1.6 million as of March 28, 2003), the performance of Quest, where not subcontracted, and the performance of Quest where subcontracted, and the subcontractor is not liable to meet its obligation due to any limitation of liability in the sub-contract agreement, thus preventing Quest from meeting its obligation under its contract with the U.K. MoD.  This guaranty is in place until 2020.  Pursuant to the third guaranty, severally with Quadrant, we have guarantied payment and discharge of a certain loan agreement that Quest has entered into.  As of March 28, 2003, the outstanding loan balance was £5.1 million ($8.3 million as of March 28, 2003).  This guaranty is in place until 2020.  Pursuant to the fourth guaranty, we have guarantied payment, up to a maximum of £0.13 million ($0.2 million as of March 28, 2003), in the event that Quest has a default event, as defined by its loan agreement.  This guaranty is in place until 2020.  As of March 28, 2003, no amounts have been accrued for any estimated losses under these guaranties because we believe that Quest will meet all of its performance and financial obligations in relation to its contract with the U.K. MoD.  However, if we are required to perform under any or all of the four guaranties, it could have a material adverse impact on our operating results and liquidity.

As of March 28, 2003, we had approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the “6% Debentures”).  The 6% Debentures are unsecured and are convertible at each bondholder’s option into shares of our common stock at a conversion price of $42.10 or 428,000 shares of our common stock, subject to adjustment. The 6% Debentures are redeemable at our option, in whole or in part, at par.  Effective March 1, 2003, Moody’s Investor Service downgraded their bond rating of our 6% Debentures to a rating of B3.

On February 18, 1998, E&S’s Board of Directors authorized the repurchase of up to 600,000 shares of our common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996.  On September 8, 1998, our Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock.  On May 2, 2003, 463,500 shares remained available for repurchase.  No shares were repurchased during 2002 or in the first three months of 2003.  Stock may be acquired on the open market or through negotiated transactions.  Under the program, repurchases may be made from time to time, depending on market conditions, share price and other factors.  The Foothill Facility requires that we obtain prior consent from Foothill before we repurchase any shares.

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

We believe that the principal sources of liquidity for 2003 will be a result of positive cash flows from the restructuring that has taken place, other cost-cutting measures (which will be implemented during 2003) and the sale of the two remaining buildings designated as assets held for sale.  We currently expect to sell one of these buildings in the second quarter of 2003.  Circumstances that could materially affect liquidity in 2003 include, but are not limited to, the following:  (i) our ability to meet contractual milestones related to the delivery and integration of our Harmony image generators, (ii) our ability to successfully develop and produce new technologies and products, (iii) our ability to meet our forecasted sales levels during 2003, (iv) our ability to reduce costs and expenses, (v) our ability to maintain our commercial simulation business in light of current economic conditions, and (vi) our ability to favorably negotiate sale agreements related to certain of our buildings.

We believe that existing cash, restricted cash, borrowings available under our various borrowing facilities, the sale of certain buildings currently held for sale, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months.  At March 28, 2003, our total indebtedness was $29.3 million.  The Foothill Facility expires in December 2004 and the Overdraft Facility expires on December 31, 2003.  If these credit facilities continue to be needed beyond their respective expiration dates, we will attempt to replace them; however, there can be no assurances that we will be successful in renegotiating our existing borrowing facilities or obtaining additional debt or equity financing.  Our cash and restricted cash, subject to various restrictions previously set forth, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases, and other potential cash needs as they may arise.

TRADEMARKS USED IN THIS FORM 10-Q

E&S, Harmony, Integrator, RAPIDsite, REALimage, simFUSION, EP, and Digistar are trademarks or registered trademarks of Evans & Sutherland Computer Corporation.  All other product, service, or trade names or marks are the properties of their respective owners.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates.  Our international sales, which accounted for 45% of our total sales in the three months ended March 28, 2003, are concentrated in the United Kingdom, continental Europe and Asia.  Foreign currency purchase and sale contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  We do not enter into contracts for trading purposes and do not use leveraged contracts.  As of March 28, 2003, we had one material sales or purchase contract in a currency other than U.S. dollars and no foreign currency derivative contracts.

We reduce our exposure to changes in interest rates by maintaining a high proportion of our debt in fixed-rate instruments.  As of March 28, 2003, 61% of our total debt was in fixed-rate instruments. Had we fully drawn on our $25 million revolving line of credit with Foothill Capital Corporation and our foreign line of credit, 39% of our total debt would be in fixed-rate instruments.

The information below summarizes our market risks associated with debt obligations as of March 28, 2003.  Fair values have been determined by quoted market prices.  For debt obligations, the table below presents the principal cash flows and related interest rates by fiscal year of maturity.  Bank borrowings bear variable rates of interest and the 6% Debentures bear a fixed rate of interest. The information below should be read in conjunction with Note 4 of Notes to the Condensed Consolidated Financial Statements in Part I of this quarterly report.

	Rate	2003	2004	2005	2006	2007	There- after	Total	Fair Value
Debt

Bank Borrowings	7.4%	$2,925	$8,373	—	—	—	—	$11,298	$11,298

6% Debentures	6.0%	—	—	—	—	—	$18,015	$18,015	$5,134

Total debt		$2,925	$8,373	—	—	—	$18,015	$29,313	$16,432

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

PART II - OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

On March 6, 2003, E&S received notice from RealVision, Inc. of a dispute involving a transaction between the companies in 2001 and 2002.  This transaction was the sale of assets of REALimage to RealVision, and the provision of services between the companies.  In accordance with the contract, RealVision has called for negotiation to resolve the issues, and mediation if necessary, as defined under the contract.  Further, RealVision has threatened legal action if agreement is not reached.  On April 10, 2003, we agreed with RealVision to initiate mediation proceedings in order to attempt to resolve the dispute.  We strongly disagree with statements made by RealVision in its complaint, and we intend to defend ourselves vigorously, whether in negotiation, mediation, or by legal process, including possible legal action against RealVision.

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

Item 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 28, 2003, our employee stock purchase plan was inadvertently oversubscribed in the amount of 6,155 shares.  On February 27, 2003, our Board of Directors increased the number of shares available under this plan from 500,000 to 800,000 shares, and ratified all prior issuances of shares under the plan. We filed an S-8 Registration Statement registering these shares.

Item 3.            DEFAULT UPON SENIOR SECURITIES

Pursuant to our secured revolving credit facility (the “Foothill Facility”) with Foothill Capital Corporation (“Foothill”), which expires in December 2004 and provides for borrowings and the issuance of letters of credit up to $25.0 million, we are required to maintain a minimum tangible net worth each quarter, as outlined in the Foothill Facility agreement (“the Net Worth Covenant”).  As of March 28, 2003, we were not in compliance with the Net Worth Covenant.  As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facilities,” we are currently in negotiations with Foothill regarding our failure to satisfy the Net Worth Covenant and in negotiations to change the Net Worth Covenant for the remainder of the Foothill Facility agreement, which expires in December 2004.  However, no understanding or agreement has been reached as to whether waivers or amendments with respect to the covenant violations may be forthcoming, if at all.

In the event of a covenant violation, Foothill has the ability, at any time, to accelerate all of our indebtedness under the Foothill Facility.  Accordingly, we have classified our senior secured debt under the Foothill Facility, which matures in December 2004, as current liabilities in the Company’s consolidated condensed balance sheet as of March 28, 2003.  The outstanding balance owed to Foothill pursuant to the Foothill Facility as of March 28, 2003 was $8.4 million, and as of the date of this Report on Form 10-Q is $0.6 million.

Our inability to satisfactorily resolve these issues with Foothill, prior to Foothill declaring all amounts under the Foothill Facility due and payable as a result of the default, could have a material adverse effect on our financial condition, results of operations and cash flows.  If we are unable to amend the Net Worth Covenant or obtain a waiver for our non-compliance with such covenants, Foothill could exercise its remedies under the Foothill Facility, including but not limited to declaring amounts outstanding to be immediately due and payable and denying us the right to future borrowings under the Foothill Facility.  Although Foothill has not called the debt due to such default, we can offer no assurance that Foothill will not call this debt at any time.

Item 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

99.1         Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(b)       Reports on Form 8-K

•                  On February 13, 2003, the Company furnished to the SEC a Current Report pursuant to Item 9 of Form 8-K, “Regulation FD Disclosure.”  In the Report, the Company disclosed its announcement by press release on the same date of the Company’s earnings for the three and twelve months ended December 31, 2002.  The Company included in the Report unaudited Summary Statements of Consolidated Operations for the three and twelve months ended December 31, 2002, Condensed Consolidated Balance Sheets dated December 31, 2002 and 2001, and the Company’s backlog as of December 31, 2002 and 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date	May 12, 2003	By:	/s/ William M. Thomas
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

Date: May 12, 2003
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

Date: May 12, 2003
/s/ William M. Thomas
William M. Thomas
Chief Financial Officer
(Principal Financial Officer)

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.