Form 10-Q
period 2003-06-27
EVANS & SUTHERLAND COMPUTER CORP
filed 2003-08-11
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended June 27, 2003

or

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

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding at August 1, 2003, was 10,474,955.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended June 27, 2003

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

(In thousands, except share amounts)

	June 27,	December 31,
	2003	2002

Assets:
Cash	$9,709	$7,375
Restricted cash	770	2,960
Accounts receivable, less allowances for doubtful receivables of $644 at June 27, 2003, and $856 at December 31, 2002	20,604	22,481
Inventories	18,657	31,373
Costs and estimated earnings in excess of billings on uncompleted contracts	13,077	22,083
Prepaid expenses and deposits	4,212	4,487
Assets held for sale	2,463	5,793
Total current assets	69,492	96,552
Property, plant and equipment, net	25,199	28,288
Investments	1,625	2,002
Other assets	438	734
Total assets	$96,754	$127,576

Liabilities and stockholders’ equity:
Current portion of long-term debt	$4	$53
Line of credit agreements	2,929	5,213
Accounts payable	7,930	9,671
Accrued expenses	13,609	13,093
Customer deposits	3,768	1,507
Billings in excess of costs and estimated earnings on uncompleted contracts	6,494	11,022
Total current liabilities	34,734	40,559
Long-term debt	20,815	20,685
Pension and retirement obligations	13,255	12,969
Total liabilities	68,804	74,213
Commitments and contingencies

Stockholders’ equity:
Redeemable preferred stock, class B-1, no par value; authorized 1,500,000 shares; no issued and outstanding shares	—	—
Common stock, $0.20 par value; authorized 30,000,000 shares; issued 10,824,941 shares at June 27, 2003, and 10,806,040 shares at December 31, 2002	2,165	2,161
Additional paid-in-capital	49,508	49,413
Common stock in treasury, at cost; 352,500 shares	(4,709)	(4,709)
Retained earnings (accumulated deficit)	(18,763)	6,840
Accumulated other comprehensive loss	(251)	(342)
Total stockholders’ equity	27,950	53,363
Total liabilities and stockholders’ equity	$96,754	$127,576

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 27,	June 28,
	2003	2002
Sales	$22,196	$34,221
Cost of sales	13,558	22,038
Gross profit	8,638	12,183

Expenses:
Selling, general and administrative	6,906	7,478
Research and development	5,093	6,646
Restructuring charges	—	1,921
Operating expenses	11,999	16,045
	(3,361)	(3,862)

Gain on assets held for sale	1,406	—
Gain on curtailment of pension plan	—	3,575
Operating loss	(1,955)	(287)
Other expense, net	(498)	(362)
Loss before income taxes	(2,453)	(649)
Income tax expense	119	75
Net loss	$(2,572)	$(724)

Net loss per common share:
Basic and diluted	$(0.25)	$(0.07)
Weighted average common and common equivalent shares outstanding:
Basic and diluted	10,469	10,424

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 27,	June 28,
	2003	2002
Sales	$44,889	$66,784
Cost of sales	27,428	45,007
Inventory impairment	14,566	—
Gross profit	2,895	21,777

Expenses:
Selling, general and administrative	14,163	14,051
Research and development	12,123	13,027
Restructuring charges	1,279	1,921
Impairment loss	1,151	—
Operating expenses	28,716	28,999
	(25,821)	(7,222)

Gain on assets held for sale	1,406	—
Gain on curtailment of pension plan	—	3,575
Gain on sale of business unit	—	96
Operating loss	(24,415)	(3,551)
Other expense, net	(1,338)	(970)
Loss before income taxes	(25,753)	(4,521)
Income tax benefit	(149)	(608)
Net loss	$(25,604)	$(3,913)

Net loss per common share:
Basic and diluted	$(2.45)	$(0.38)
Weighted average common and common equivalent shares outstanding:
Basic and diluted	10,464	10,410

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended
	June 27,	June 28,
	2003	2002
Net loss	$(2,572)	$(724)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	65	(39)
Other comprehensive income (loss) before income taxes	65	(39)
Income tax expense related to items of other comprehensive income (loss)	—	—
Other comprehensive income (loss), net of income taxes	65	(39)
Comprehensive loss	$(2,507)	$(763)

	Six Months Ended
	June 27,	June 28,
	2003	2002
Net loss	$(25,604)	$(3,913)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	92	(10)
Other comprehensive income (loss) before income taxes	92	(10)
Income tax expense related to items of other comprehensive income (loss)	—	—
Other comprehensive income (loss), net of income taxes	92	(10)
Comprehensive loss	$(25,512)	$(3,923)

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 27,	June 28,
	2003	2002
Cash flows from operating activities:
Net loss	$(25,604)	$(3,913)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation & amortization	3,689	4,999
Gain on sale of assets held for sale	(1,406)	—
Gain on curtailment of pension plan	—	(3,575)
Gain on sale of business unit	—	(96)
Inventory impairment	14,566	—
Impairment loss	1,151	—
Loss on disposal of property, plant and equipment	16	76
Loss on write-down of investment	500	—
Provisions for losses on accounts receivable	16	679
Provision for write-down of inventories	623	887
Provision for warranty expense	1,488	341
Other	53	110
Change in assets and liabilities:
Accounts receivable	2,079	6,403
Inventories	(1,186)	3,345
Costs and estimated earnings in excess of billings on uncompleted contracts, net	4,477	(1,730)
Prepaid expenses and deposits	252	182
Accounts payable	(1,741)	(446)
Accrued expenses	(1,973)	(3,033)
Customer deposits	2,261	(2,515)
Net cash provided by (used in) operations	(739)	1,714

Cash flows from investing activities:
Proceeds from sale of investment securities	—	38
Purchases of property, plant and equipment	(1,760)	(1,633)
Proceeds from sale of assets held for sale	4,760
Increase in other assets	—	(395)
Net cash provided by (used in) investing activities	3,000	(1,990)

Cash flows from financing activities:
Borrowings from debt and line of credit agreements	62,062	104,543
Payments of debt and line of credit agreements	(64,265)	(106,333)
Decrease (increase) in restricted cash	2,191	866
Proceeds from issuance of common stock	85	224
Net cash provided by (used in) financing activities	73	(700)

Net change in cash	2,334	(976)
Cash at beginning of year	7,375	8,717

Cash at end of period	$9,709	$7,741

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$427	$1,050
Income taxes	180	77

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with accounting principles generally accepted in the United States of America.  This report on Form 10-Q for the three and six months ended June 27, 2003, should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2002.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, comprehensive loss, and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows. The results of operations for the interim three and six month periods ended June 27, 2003, are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 2002 condensed consolidated financial statements and notes have been reclassified to conform to the 2003 presentation.

2.              INVENTORIES

Inventories consist of the following (in thousands):

	June 27, 2003	December 31, 2002

Raw materials	$1,265	$14,250
Work-in-process	10,922	10,467
Finished goods	6,470	6,656

	$18,657	$31,373

Inventory Impairment

During the first quarter of 2003 certain significant orders that we had expected to receive as of December 31, 2002, and into early 2003 were canceled by customers.  We believe these cancellations were primarily the result of a re-alignment of military spending priorities during the first quarter of 2003.  The future demand for our Harmony® 1, ESIG®, and TargetView® products significantly decreased compared to our prior projections because of these cancellations.  As a result, during the quarter ended March 28, 2003, we recorded a $14.6 million impairment to specific inventory and a $1.2 million impairment to certain fixed assets related to the manufacture of these products.

We recorded approximately $10.0 million of impairment related to our Harmony 1 inventory.  Through the end of 2002 and into early 2003, we expected to finalize a sale of two Harmony 1 systems, one as an option to a current U.S. government contract and another to a European prime contractor.  During March 2003, we received notification from the U.S. customer that they would not purchase the Harmony 1 system, as had been forecasted, due to a decision to migrate to a more current technology, specifically commercial off-the-shelf PCs or our next-generation Harmony 2 product.  Feedback from the European prime contractor was quite similar.   Thus, the loss of these orders coupled with the overall shift in market demand resulted in our determination that we had excess Harmony 1 inventory on hand.  We currently do not have other prospects to sell this excess Harmony 1 inventory, and these components cannot be used in the manufacture of other products.  Accordingly, we determined that $10.0 million of inventory related to these systems was impaired.  In addition, because we do not expect to sell any additional Harmony 1 systems, we determined we had no further need for certain fixed assets specifically used to build, test, and demonstrate our Harmony 1 product.  We recorded an additional impairment related to these fixed assets, as we believe this equipment has no alternative use.

We recorded approximately $3.3 million of impairment related to our ESIG inventory.  Through the end of 2002 and into early 2003, we expected to finalize the sale of as many as nine ESIG systems to a particular commercial customer.  During March of 2003, we received notification from this customer that they would not purchase the ESIG systems as had been forecasted due to their interest in our next-generation EP™-1000CT technology, which provides enhanced functionality at a comparable price.  While we continue to manufacture certain ESIG systems for other customers under pre-existing purchase orders, the loss of this order, coupled with the increased demand for our next-generation EP-1000CT product, caused us to determine that we had inventory in excess of our current purchase orders and forecasted demand.

We recorded approximately $1.3 million of impairment related to our TargetView 100 inventory.  In the first quarter of 2003, we had opportunities to propose TargetView 100 technology for a significant number of systems.  During this timeframe, we discussed many potential solutions to the customer’s requirements and became convinced that the TargetView 100 technology had been superseded by newer technology.  In light of this, our business opportunities for TargetView 100 systems have all but been eliminated and has resulted in our determination that we had excess inventory on hand.  Accordingly, we determined that $1.3 million of inventory related to these systems was impaired.

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

In December 2002, we entered into a secured credit facility (the “Foothill Facility”) with Foothill Capital Corporation (“Foothill”) that provides for borrowings and the issuance of letters of credit up to $25.0 million.  The Foothill Facility, among other things, (i) requires us to maintain certain financial ratios and covenants, including a minimum tangible net worth that adjusts each quarter, a minimum unbilled receivables to billed receivables ratio, and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year; (ii) restricts our ability to incur debt or liens; sell, assign, pledge, or lease assets; or merge with another company; and (iii) restricts the payment of dividends and repurchase of any of our outstanding shares without the prior consent of Foothill.  The Foothill Facility expires in December 2004.

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

As of the second quarter ended June 27, 2003, we were not in compliance with the tangible net worth financial covenant of our Foothill Facility.  However, as described below, the Foothill Facility was amended on July 16, 2003, and July 25, 2003, and we then were in compliance with all covenants as of June 27, 2003.  The outstanding balance owed to Foothill pursuant to the Foothill Facility as of June 27, 2003, was $2.8 million.

On July 16, 2003, and July 25, 2003, we amended the Foothill Facility.  These amendments make the following changes to the Foothill Facility.  Borrowings under the Foothill Facility bear interest at the Wells Fargo Bank National Association prevailing prime rate plus 3.0% to 4.25%, depending on the amount outstanding, and at no time will the Foothill Facility bear interest at a rate less than 10.25%.  The tangible net worth financial covenant is deleted from the Foothill Facility and is replaced with a combined cash and borrowing availability financial covenant that is effective from June 27, 2003, until the Foothill Facility expiration in December 2004.  This new financial covenant is adjusted and measured on a quarterly basis.  As of June 27, 2003, we were in compliance with this new combined cash and borrowing availability financial covenant and as a result, we have classified our senior secured debt under the Foothill Facility, which matures in December 2004, as long-term liabilities in our consolidated condensed balance sheet as of June 27, 2003.

As of June 27, 2003, we had outstanding financial letters of credit under the Foothill Facility totaling $4.1 million related to our performance on certain customer contracts.  Our customers can draw against these letters of credit if we fail to meet the performance requirements included in the terms of each letter of credit.  As of June 27, 2003, no amounts had been accrued for any estimated losses under the obligations, as we believe we will perform as required under our contracts.

In January 2003, Evans & Sutherland Computer Limited (“ESCL”), our wholly-owned subsidiary, renewed a $3.0 million overdraft facility (the “Overdraft Facility”) with Lloyds TSB Bank plc (“Lloyds”).  The Overdraft Facility expires December 31, 2003.  Borrowings under the Overdraft Facility bear interest at Lloyds’ short-term offered rate plus 1.25% per annum.  As of June 27, 2003, there were $2.9 million in outstanding borrowings.  Lloyds allows ESCL to borrow over $3.0 million on the Overdraft Facility on condition that any borrowings over $3.0 million are deposited with Lloyds.  The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds’ discretion.  ESCL executed a letter of negative pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business.  Covenants contained in the Overdraft Facility restrict dividend payments from ESCL and require maintenance of certain financial covenants.  In addition, at June 27, 2003, ESCL had $0.8 million deposited in a restricted cash collateral account at Lloyds related to the Overdraft Facility to support certain obligations that the bank guarantees.

4.              NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period.  Stock options and the 6% Convertible Subordinated Debentures are considered to be common stock equivalents.

Basic net income (loss) per common share is the amount of net income (loss) for the period attributable to each share of common stock outstanding during the reporting period.  Diluted net income (loss) per share is the amount of net income (loss) for the period attributable to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

In calculating net loss per common share, net loss was the same for both the basic and diluted calculations for all periods presented because to include common stock equivalents would have been anti-dilutive.

For the three and six months ended June 27, 2003, outstanding options to purchase 2,541,972 shares of common stock and 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures were excluded from the computation of the diluted net loss per common share because to include them would have been anti-dilutive.

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

5.              GEOGRAPHIC INFORMATION

The following table presents sales by geographic location based on the location of the use of the product or services.  Sales to individual countries greater than 10% of consolidated sales are shown separately (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

United States	$10,883	$18,685	$23,302	$38,445
Europe (excluding United Kingdom)	5,327	8,931	8,659	14,918
United Kingdom	2,994	2,599	7,823	5,995
Pacific Rim	2,320	3,707	2,320	6,426
Other	672	299	2,785	1,000
	$22,196	$34,221	$44,889	$66,784

The following table presents property, plant and equipment by geographic location based on the location of the assets (in thousands):

	June 27, 2003	December 31, 2002
United States	$24,019	$26,687
Europe	$1,180	1,601
	$25,199	$28,288

6.              LEGAL PROCEEDINGS

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

7.              RESTRUCTURING CHARGES

In the first quarter of 2003, we restructured to reduce our operating costs in line with anticipated revenues.  As part of this restructuring, we recorded a charge of $1.3 million related to a reduction in force of approximately fifty full-time equivalent employees.  As of June 27, 2003, we had paid $2.3 million in severance benefits related to all previous restructurings occurring over fiscal years 2003, 2002, and 2001.  The majority of the remaining severance benefits are expected to be paid this fiscal year.

The following table represents restructure provision activity in the first six months of 2003 (in thousands):

	Balance at	Restructure	Severance	Balance at
	12/31/02	charges	benefits paid	6/27/03

2001 Restructuring provision	$89	$—	$27	$62
2002 Q2 Restructuring provision	426	—	202	224
2002 Q4 Restructuring provision	1,517	—	1,274	243
2003 Q1 Restructuring provision	—	1,279	813	466
	$2,032	$1,279	$2,316	$995

8.              ASSETS HELD FOR SALE

In the second quarter of 2003, we sold one of the two buildings classified as assets held for sale for a gain of $1.4 million.  We currently own one office building with a book value of $2.5 million that is not considered a strategic asset and is being held for sale.  This building is no longer being depreciated and is considered a current asset.  We continue to market this property to prospective buyers.

9.              GUARANTEES

Warranty Reserve

We provide a warranty reserve for estimated future costs of servicing products under warranty agreements extending for periods from 90 days to one year.  Anticipated costs for product warranties are based upon estimates derived from experience factors and are recorded at the time of sale or over the contract period for long-term contracts.  As of June 27, 2003, and December 31, 2002, we had reserved $1.1 million and $1.0 million, respectively, for estimated warranty claims.  Warranty expenses for the three and six months ended June 27, 2003, were $0.8 million and $1.5 million, respectively, and the three and six months ended June 28, 2002, were $0.2 million and $0.3 million, respectively.

The following table provides the changes in our warranty reserves for the first six months of 2003 (in thousands):

		Provision for	Warranty
	Balance at	warranty	charges against	Balance at
	12/31/02	expense	the reserve	6/27/03
Warranty reserves	$968	$1,488	$1,351	$1,105

Quest Flight Training

We have a 50% interest in Quest Flight Training, Ltd. (“Quest”), a joint venture with Quadrant Group Ltd. (“Quadrant”), providing aircrew training services for the United Kingdom Ministry of Defence (“U.K. MoD”) under a 30-year contract.  In connection with the services of Quest to the U.K. MoD, we guarantee various obligations of Quest.  As of June 27, 2003, we had four guaranties outstanding related to Quest.  Pursuant to the first guaranty, we have guarantied, jointly and severally with Quadrant, the performance of Quest in relation to its contract with the U.K. MoD.  If Quest fails to meet its obligations under the contract then we (and Quadrant) are required to perform under the terms of the contract.  Due to the length of the contract and the uncertainty of performance for which we would be liable if Quest fails to perform, we cannot estimate the maximum amount of possible future payments.  This guaranty is in place until 2030.  Pursuant to the second guaranty, we have guarantied, jointly and severally with Quadrant, up to a maximum amount of £1.0 million ($1.6 million as of June 27, 2003), the performance of Quest, where not subcontracted, and the performance of Quest where subcontracted, and the subcontractor is not liable to meet its obligation due to any limitation of liability in the sub-contract agreement, thus preventing Quest from meeting its obligation under its contract with the U.K. MoD.  This guaranty is in place until 2020.  Pursuant to the third guaranty, severally with Quadrant, we have guarantied payment and discharge of a certain loan agreement that Quest has entered into.  As of June 27, 2003, the outstanding loan balance was £5.1 million ($8.5 million as of June 27, 2003).  This guaranty is in place until 2020.  Pursuant to the fourth guaranty, we have guarantied payment, up to a maximum of £0.13 million ($0.2 million as of June 27, 2003), in the event that Quest has a default event, as defined by its loan agreement.  This guaranty is in place until 2020.  As of June 27, 2003, no amounts have been accrued for any estimated losses under these guaranties because we believe that Quest will meet all of its performance and financial obligations in relation to its contract with the U.K. MoD.  However, if we are required to perform under any or all of the four guaranties, it could have a material adverse impact on our operating results and liquidity.

Item 2.                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this Form 10-Q.  Except for the historical information contained herein, this quarterly report on Form 10-Q includes certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, including, among others, those statements preceded by, followed by, or including the words “estimates,” “believes,” “expects,” “anticipates,” “plans,” “projects” or similar expressions.

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

•	Our belief that the March 28, 2003, workforce reduction will not have a material adverse effect on our liquidity or capital resources.
•	Our belief that we will perform as required under our contracts, thereby preventing our customers from drawing against our letters of credit outstanding under the Foothill Facility.
•	Our belief that the restructuring that occurred during the quarter ended March 28, 2003, will reduce our expenses by approximately $4.0 million each year in the future.
•	Our belief that a majority, if not all, of remaining severance benefits resulting from restructurings during 2001, 2002 and 2003 will be paid during 2003.
•	Our belief that our orders backlog will increase slightly by year-end.
•	Our belief that our margins on our new products and revenue from our product line mix will result in small, incremental improvements to our gross margins.
•	Our belief that our service and support sales will continue to decrease for several quarters as this business starts to experience a delayed effect of the depression in the military markets.
•	Our belief that our planetarium sales will continue to increase as we expect to continue to experience strong demand for these products.
•	Our belief that we will continue cost reduction actions in order to further reduce operating expenses in an effort to return to operating profit performance.
•	Our belief that six large Harmony 1 programs that have had a negative effect on our financial condition in years past, will not materially affect our financial condition negatively in the future.
•

Our belief that existing cash, restricted cash, borrowings available under our various borrowings facilities, the sale of a certain building held for sale, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures, and current debt service obligations for the next twelve months.

•

Our belief that the ultimate disposition of normal, course of business legal claims and other contingent matters will not have a material adverse effect on our financial conditions, liquidity, or result of operations.

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

Recent Development

On July 16, 2003, and July 25, 2003, we amended our secured credit facility with Foothill Capital Corporation (the “Foothill Facility”).  This amendment makes the following changes to the Foothill Facility.  Borrowings under the Foothill Facility bear interest at the Wells Fargo Bank National Association prevailing prime rate plus 3.0% to 4.25%, depending on the amount outstanding, and at no time will the Foothill Facility bear interest at a rate less than 10.25%.  The tangible net worth financial covenant is deleted from the Foothill Facility and is replaced with a combined cash and borrowing availability financial covenant that is effective from June 27, 2003, until the Foothill Facility expiration in December 2004.  This new financial covenant is adjusted and measured on a quarterly basis.  As of June 27, 2003, we were in compliance with this new combined cash and borrowing availability based financial covenant.

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

We operate as one business; providing visual simulation solutions to an international customer base.  Our simulation solutions can be categorized into five customer markets:  simulation systems, commercial simulation, strategic visualization, digital theater, and service & support.

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

Strategic Visualization

We apply breakthrough technologies and capabilities originally developed for training simulation to provide rapidly generated visualization databases and services to the world’s military operations, intelligence, and training communities for mission planning, preview, rehearsal, damage assessment, or other highly time-sensitive purposes.

Digital Theater

We develop systems that transform our simulation technology into 360-degree domed and large format theater experiences.  This technology allows audiences to enter full-color, computer-generated worlds and interact with them.  In addition to providing theater systems for planetariums, science centers, themed attraction venues, and premium large-format theaters, we develop, market, and license a variety of show content.

Service & Support

We provide a full range of pre- and post-sales support for E&S products, including customized long-term support programs; on-site installation, maintenance, and repair; and maintenance training for customers.  Distribution centers and support staff are strategically located in the US and UK to ensure timely, responsive service.

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

Inventories

Inventory includes materials at standard costs, which approximate average costs, as well as inventoried costs on programs (including material, labor, subcontracting costs, and allocation of indirect costs).  We periodically review inventories for excess supply, obsolescence, and valuations above estimated realizable amounts, and then provide a reserve we consider sufficient to cover these items.  Reserve adequacy is based on estimates of future sales, product pricing, and requirements to complete projects.  Revisions of these estimates would result in adjustments to our operating results.

Accrued Expenses

Accrued expenses include amounts for liquidated damages and late delivery penalties.  While current contracts could include additional liquidated damages and late delivery penalties, we have included all amounts management believes E&S is liable for as of June 27, 2003.  These liquidated damages are based primarily on estimates of project completion dates.  To the extent completion dates are not consistent with our estimates, these damage and penalty accruals may require additional adjustments.

Allowance for Doubtful Accounts

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We specifically analyze accounts receivables and consider historic experience, customer creditworthiness, facts, and circumstances specific to outstanding balances, current economic trends, and payment term changes when evaluating adequacy of the allowance for doubtful accounts.  Changes in these factors could result in material adjustments to the expense recognized for bad debts.

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

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 149 (SFAS 149), “Amendment to Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003.  We do not expect the adoption of this statement to have a material impact on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not expect the adoption of this statement to have a material impact on our financial statements.

Results of Operations

The following table presents the percentage of total sales represented by certain items for the periods presented:

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
	(Unaudited)		(Unaudited)
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.1	64.4	61.2	67.4
Inventory impairment	0.0	0.0	32.4	0.0
Gross profit	38.9	35.6	6.4	32.6

Operating expenses:
Selling, general and administrative	31.1	21.9	31.5	21.0
Research and development	23.0	19.4	27.0	19.5
Restructuring charges	0.0	5.6	2.8	2.9
Impairment loss	0.0	0.0	2.6	0.0
Operating expenses	54.1	46.9	63.9	43.4
	(15.2)	(11.3)	(57.5)	(10.8)
Gain on assets held for sale	6.3	0.0	3.1	0.0
Gain on curtailment of pension plan	0.0	10.5	0.0	5.4
Gain on sale of business unit	0.0	0.0	0.0	0.1

Operating loss	(8.9)	(0.8)	(54.4)	(5.3)

Other expense, net	(2.2)	(1.1)	(3.0)	(1.5)

Loss before income taxes	(11.1)	(1.9)	(57.4)	(6.8)

Income tax expense (benefit)	0.5	0.2	(0.4)	(0.9)

Net loss	(11.6% )	(2.1% )	(57.0% )	(5.9% )

Second Quarter 2003 compared to Second Quarter 2002

Consolidated Sales and Gross Profit

Our total sales were $22.2 million in the second quarter of 2003, compared with $34.2 million in the second quarter of 2002.  This decrease was primarily the result of a continued depression in the military markets.  Our commercial market sales remained strong but declined slightly in the second quarter of 2003 due primarily to large deliveries made during the second quarter of 2002.  Sales of our planetarium systems increased during the second quarter of 2003 as a result of strong demand for our new products and we expect this trend to continue.  Our service and support sales decreased slightly in the second quarter of 2003.  We expect sales from service and support to continue to be lower than last year as this business starts to experience a delayed effect of the depression in the military markets.  Additionally, we saw growth in our new Strategic Visualization business.   In the second quarter of 2003, overall backlog increased by approximately $5.8 million on strong orders performance compared to a $23.6 million decrease in the second quarter of 2002, and our book-to-bill ratio was 1.25:1.0 compared to 0.31:1.0 in the second quarter of 2002.

Our gross profit percentages improved to 38.9% in the second quarter of 2003, compared with 35.6% in the second quarter of 2002. This improvement to our gross profit percentage was the result of both improved cost performance in our service and support markets and an overall revenue shift to a higher margin product mix.  Offsetting some of the improvements in the second quarter of 2003 was higher warranty and support expenses.  In 2003, we expect warranty and support expenses to be higher than in 2002.  Additionally, margins on new products and our product line revenue mix over the remainder of fiscal year 2003 are projected to make small, incremental improvement to our overall gross profit percentages.

Operating Expenses, Other and Taxes

Our operating expenses were $12.0 million in the second quarter of 2003, compared with $16.0 million during the second quarter of 2002.  Selling, general, and administrative (SG&A) expenses decreased by $0.6 million primarily as a result of lower labor costs.  This savings was partially offset by increased commissions on strong orders performance and a reduction in rental income from properties sold.  Research and development expenses decreased $1.6 million as a result of lower labor costs and targeted reductions in product development costs.  We are continuing cost reduction actions in order to further reduce operating expenses in an effort to return to operating profit performance.

During the second quarter of 2003, E&S recognized a gain on assets held for sale of $1.4 million on the sale of a building.  There were no such gains on asset sales during the second quarter of 2002.

In the second quarter of 2002, we recorded a restructuring charge of $1.9 million related to a reduction in force of approximately 90 employees in an effort to reduce the operating cost structure of the company.  There were no restructuring charges during the second quarter of 2003.

During the second quarter of 2002, we recognized a gain on the curtailment of our pension plan of $3.6 million.  There was no such gain during the second quarter of 2003.

Our other income (expense) was $0.5 million of net expense in the second quarter of 2003, compared to $0.4 million of net expense in the second quarter of 2002.  This increase in net expense was primarily the result of miscellaneous one-time income we received during the second quarter of 2002.  This increase in net expense was partially offset by a reduction in interest expense as a result of lower debt levels.

Our income tax expense was $0.1 million during the second quarter of 2003, consistent with $0.1 million of income tax expense during the second quarter of 2002.  We have been and continue to reserve for all net operating loss tax assets until such time that it is more likely than not that these assets will be utilized.

First Six Months of 2003 Compared to First Six months of 2002

Consolidated Sales and Gross Profit

Our total sales were $44.9 million in the first six months of 2003, compared with $66.8 million in the first six months of 2002.  This decrease was primarily the result of a continued depression in the military markets.  The reduction in military spending resulted in an overall decline in military revenue and a significant shortfall of sales of our Harmony 1 product.  Our commercial market sales remained strong but declined slightly in the first six months of 2003 due primarily to several large deliveries made during the first six months of 2002.  Sales of our planetarium systems increased during the first six months of 2003 as a result of strong demand for our new products and we expect this trend to continue.  While our service and support sales increased slightly in the first six months of 2003, we expect sales from service and support to be lower than last year as this business starts to experience a delayed effect of the depression in the military markets.  Additionally, during the first six months of 2003, we saw growth in our new Strategic Visualization business.  In the first six months of 2003, overall backlog increased by approximately $15.3 million on strong orders performance and our book-to-bill ratio improved to 1.34:1.0 compared to 0.58:1.0 in the first six months of 2002.

Our gross profit percentages were 6.4% in the first six months of 2003, compared with 32.6% in the first six months of 2002.  This gross profit decrease was primarily due to a $14.6 million inventory impairment loss.  During the first quarter 2003, certain significant orders that we had expected to receive as of December 31, 2002, and into early 2003, were canceled by customers.  These cancellations were primarily the result of a re-alignment of military spending priorities during the first six months of 2003.  Accordingly, the future demand for our Harmony 1, ESIG, and TargetView products significantly decreased compared to our prior projections because of these cancellations.  As a result, we recorded a $14.6 million impairment to specific inventory during the first quarter of 2003.  Had we not incurred an inventory impairment loss in the amount of $14.6 million, our overall gross margins would have improved from 32.6% in the first six months of 2002 to 38.8% in the first six months of 2003 as a result of improved cost performance in our military, commercial, and service and support markets as well as an overall revenue shift to a higher margin product mix.  Additionally, margins on new products and our product line revenue mix over the remainder of fiscal year 2003 are projected to continue to make small, incremental improvement to our gross margin percentages.

Operating Expenses, Other and Taxes

Our operating expenses were $28.7 million in the first six months of 2003, compared with $29.0 million during the first six months of 2002.  Selling, general, and administrative (SG&A) expenses increased by $0.1 million primarily as a result of savings achieved during the first six months of 2002 from a shutdown for the Olympic Games held in Salt Lake City.  SG&A expenses also increased during the first six months of 2003 as a result of increased commissions on orders and a reduction in rental income from properties sold.  These increases in SG&A expenses offset significant labor cost reductions.  Research and development expenses decreased $0.9 million during the first six months of 2003 primarily as a result of lower labor costs.  These reductions were also partially offset by savings from the Olympic shutdown during the first six months of 2002.

During the first six months of 2003, we recorded a restructuring charge of $1.3 million related to a reduction in force of approximately fifty full-time equivalent employees in an attempt to reduce operating costs as well as to create a cost structure in line with anticipated revenues.  We estimate that this restructuring will reduce expenses by approximately $4.0 million per year going forward.  We are continuing cost reduction actions in order to further reduce operating expenses in an effort to return to operating profit performance.

During the first six months of 2002, we recorded a restructuring charge of $1.9 million related to a reduction in force of approximately 90 employees in an effort to reduce the operating cost structure of the company.

During the first quarter of 2003, we recognized an impairment loss of $1.2 million on development and demonstration assets related to the impaired Harmony 1, ESIG, and TargetView product line inventory.

During the first six months of 2003, E&S recognized a gain on assets held for sale of $1.4 million on the sale of a building.  There were no gains on asset sales during the first six months of 2002.

During the first six months of 2002, we recognized a gain on the curtailment of the pension plan of $3.6 million.  There was no such gain during the first six months of 2003.

In the first six months of 2002 we recognized a gain on the sale of the REALimage® Solutions Group of $0.1 million.  There was no such gain in the first six months of 2003.

Our other expense was $1.3 million of net expense in the first six months of 2003, compared to $1.0 million of net expense in the first six months of 2002.  This $0.3 million increase was the result of a $0.5 million write-down of a nonmarketable investment in Quantum Vision, Inc. based on our analysis and meeting with Quantum Vision, Inc. in the first six months of 2003.  We determined this technology would not enhance our own technology or strategic direction.  This first six months variance was partially offset by a reduction of interest expense as a result of significantly reduced debt levels.

Our income tax benefit was $0.1 million during the first six months of 2003, compared to $0.6 million during the first six months of 2002.  The income tax benefit in the first six months of 2002 was the result of a change in the tax law which allowed us to use additional net operating losses to offset taxable income.  The income tax benefit in the first six months of 2003 was due to the favorable resolution of potential foreign tax liabilities.  We have been and continue to reserve for all net operating loss tax assets until such time that it is more likely than not that these assets will be utilized.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

On June 27, 2003, we had working capital of $34.8 million, including cash and restricted cash of $10.5 million, compared to working capital of $56.0 million at December 31, 2002, including cash and restricted cash of $10.3 million.  During the first six months of 2003, we used $0.7 million of cash in our operating activities, generated $3.0 million in cash in our investing activities, and generated $0.1 million of cash in our financing activities.  In the second quarter of 2003, we sold one of our buildings that was designated as an asset held for sale and received net cash of $4.8 million.  In the first quarter of 2003, we recognized impairments to inventory and fixed assets of $15.7 million in relation to a significant decrease in demand for some of our older product lines.  We also reduced our work force by fifty full-time equivalent employees that resulted in an additional severance benefit liability and is expected to save $4.0 million per year going forward.  Finally, through the end of 2002, a significant factor in our financial condition was six large, fixed-price defense contracts that used our Harmony 1 image generator.  As of the end of 2002, we had a ninety-nine percent completion rate, on average, of these six large programs.  As a result, these six programs had no material negative effect on our financial condition in the first six months of 2003, nor do we expect them to materially affect our financial condition negatively in the future.

Impairments

During the first quarter of 2003, certain significant orders that we had expected to receive as of December 31, 2002, and into early 2003, were cancelled by customers.  These cancellations were primarily the result of a re-alignment of military spending priorities during the first quarter of 2003.  Accordingly, the future demand for our Harmony 1, ESIG, and TargetView products significantly decreased compared to our prior projections because of these cancellations.  As a result, we recorded a $14.6 million impairment to specific inventory and a $1.2 million impairment to certain fixed assets related to the manufacture of these products.

Restructure Provisions

At the end of the first quarter of 2003, we restructured the company, resulting in a reduction in force of approximately fifty full-time equivalent employees.  As a result, we accrued $1.3 million for estimated severance benefits that we expect to pay.  In addition, in the first six months of 2003, we paid $2.3 million in severance benefits related to restructure provisions from fiscal years 2003, 2002 and 2001.  As of the June 27, 2003, we had an accrued balance of $1.0 million for all restructure provisions remaining.  We expect a majority, if not all, remaining severance benefits to be paid during 2003.

Cash Flow

During the first six months of 2003, we used $0.7 million of cash in our operating activities, generated $3.0 million in cash in our investing activities, and generated $0.1 million of cash in our financing activities.

Cash from our operating activities in the first six months of 2003 was negatively impacted by a net loss of $25.6 million and a gain on sale of assets held for sale of $1.4 million.  This use of cash was offset by $14.6 million in inventory impairment, $3.7 million in depreciation and amortization, $4.2 million change in working capital, $2.1 million in provisions, and $1.2 million in impairment loss.  Changes in working capital in the first six months of 2003 were due to a decrease in net costs and estimated earnings in excess of billings on completed projects of $4.5 million, an increase in customer deposits of $2.3 million, a decrease in accounts receivable of $2.1 million, a decrease in accrued expenses of $2.0 million, a decrease in accounts payable of $1.7 million, and an increase in inventory of $1.2 million, after adjusting for impairments.  Net costs and estimated earnings in excess of billings on completed projects decreased, in part, due to converting a material amount of unbilled receivables at the beginning of the year to billed receivables related to our Simulation Systems business while over the same period billings in excess of costs and estimated earnings were significantly reduced in our Commercial Simulation business.  Customer deposits increased in the first six months of 2003 due to new orders in our Simulation Systems and Commercial Systems businesses units. Accounts receivable decreased as a result of additional collections on two of the six large, fixed-price defense contracts that used our Harmony 1 image generator that have in previous years had longer than average agings.  Accrued expenses decreased due to restructuring payments and warranty claims.  Our investing activities in the first six months generated cash of $3.0 million due to the sale of one our buildings classified as an asset held for sale and was offset by the purchase of property, plant and equipment.  Our financing activities generated cash in the first six months of 2003 of $0.1 million with a reduction in our restricted cash of $2.2 million that was offset by a net decrease in borrowings of $2.2 million.

Credit Facilities

In December 2002, we renewed the secured credit facility (the “Foothill Facility”) with Foothill Capital Corporation (“Foothill”).  The Foothill Facility provides for borrowings and the issuance of letters of credit up to $25.0 million and expires in December 2004.  Note 3 to the Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q contains a detailed description of the Foothill Facility.  As of the quarters ended March 28, 2003, and June 27, 2003, we were not in compliance with the tangible net worth financial covenants of our Foothill Facility.  However, as described below, the Foothill Facility was amended on July 16, 2003, and July 25, 2003, and we then were in compliance with all covenants as of June 27, 2003.  As a result, we have classified our senior secured debt under the Foothill Facility, which matures in December 2004, as long-term liabilities in our consolidated condensed balance sheet as of June 27, 2003.  As of June 27, 2003, we had $2.8 million in outstanding borrowings.    As of August 1, 2003, we had no outstanding borrowings against the Foothill Facility.

As of June 27, 2003, we had outstanding financial standby letters of credit totaling $4.1 million related to our performance on certain customer contracts.  Our customers can draw against these letters of credit if we fail to meet the performance requirements contained within the terms of each letter of credit.  As of June 27, 2003, no amounts have been accrued for any estimated losses under these obligations, as we believe it is probable that we will perform as required under our contracts.  As of August 1, 2003, we had outstanding financial standby letters of credit of $4.9 million.

On July 16, 2003, and July 25, 2003, we amended the Foothill Facility.  These amendments make the following changes to the Foothill Facility.  Borrowings under the Foothill Facility bear interest at the Wells Fargo Bank National Association prevailing prime rate plus 3.0% to 4.25%, depending on the amount outstanding, and at no time will the Foothill Facility bear interest at a rate less than 10.25%.  The tangible net worth financial covenant is deleted from the Foothill Facility and is replaced with a combined cash and borrowing availability financial covenant that is effective from June 27, 2003, until the Foothill Facility expiration in December 2004.  This new financial covenant is adjusted and measured on a quarterly basis.  As of June 27, 2003, we were in compliance with this new combined cash and borrowing availability financial covenant.

In January 2003, Evans & Sutherland Computer Limited (“ESCL”), our wholly-owned subsidiary, renewed a $3.0 million overdraft facility (the “Overdraft Facility”) with Lloyds TSB Bank plc (“Lloyds”).  The Overdraft Facility expires on December 31, 2003.  Borrowings under the Overdraft Facility bear interest at Lloyds’ short-term offered rate plus 1.25% per annum.  As of June 27, 2003, there were $2.9 million in outstanding borrowings.  Note 3 to the Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q contains a detailed description of the Overdraft Facility.  In addition, at June 27, 2003, ESCL had $0.8 million deposited in a restricted cash collateral account at Lloyds related to the Overdraft Facility to support certain obligations that the bank guarantees.  As of August 1, 2003, ESCL had no outstanding borrowings against the Overdraft Facility.

Other Information

We have a 50% interest in Quest Flight Training, Ltd. (“Quest”), a joint venture with Quadrant Group Ltd. (“Quadrant”) providing aircrew training services for the United Kingdom Ministry of Defence (“U.K. MoD”) under a 30-year contract.  In connection with the services of Quest to the U.K. MoD, we guarantee various obligations of Quest.  As of June 27, 2003, we had four guaranties outstanding related to Quest.  Pursuant to the first guaranty, we have guarantied, jointly and severally with Quadrant, the performance of Quest in relation to its contract with the U.K. MoD.  If Quest fails to meet its obligations under the contract then we (and Quadrant) are required to perform under the terms of the contract.  Due to the length of the contract and the uncertainty of performance for which we would be liable if Quest fails to perform, we cannot estimate the maximum amount of possible future payments.  This guaranty is in place until 2030.  Pursuant to the second guaranty, we have guarantied, jointly and severally with Quadrant, up to a maximum amount of £1.0 million ($1.6 million as of June 27, 2003), the performance of Quest, where not subcontracted, and the performance of Quest where subcontracted, and the subcontractor is not liable to meet its obligation due to any limitation of liability in the sub-contract agreement, thus preventing Quest from meeting its obligation under its contract with the U.K. MoD.  This guaranty is in place until 2020.  Pursuant to the third guaranty, severally with Quadrant, we have guarantied payment and discharge of a certain loan agreement that Quest has entered into.  As of June 27, 2003, the outstanding loan balance was £5.1million ($8.5 million as of June 27, 2003).  This guaranty is in place until 2020.  Pursuant to the fourth guaranty, we have guarantied payment, up to a maximum of £0.13 million ($0.2 million as of June 27, 2003), in the event that Quest has a default event, as defined by its loan agreement.  This guaranty is in place until 2020.  As of June 27, 2003, no amounts have been accrued for any estimated losses under these guaranties because we believe that Quest will meet all of its performance and financial obligations in relation to its contract with the U.K. MoD.  However, if we are required to perform under any or all of the four guaranties, it could have a material adverse impact on our operating results and liquidity.

As of June 27, 2003, we had approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the “6% Debentures”).  The 6% Debentures are unsecured and are convertible at each bondholder’s option into shares of our common stock at a conversion price of $42.10 or 428,000 shares of our common stock, subject to adjustment. The 6% Debentures are redeemable at our option, in whole or in part, at par.

On February 18, 1998, E&S’s Board of Directors authorized the repurchase of up to 600,000 shares of our common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996.  On September 8, 1998, our Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock.  On August 1, 2003, 463,500 shares remained available for repurchase.  No shares were repurchased during 2002 or in the first six months of 2003.  Stock may be acquired on the open market or through negotiated transactions.  Under the program, repurchases may be made from time to time, depending on market conditions, share price and other factors.  The Foothill Facility requires that we obtain prior consent from Foothill before we repurchase any shares.

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

We believe that the principal sources of liquidity for 2003 will be a result of positive cash flows from the restructuring that has taken place, other cost-cutting measures (which will be implemented during 2003), the sale of a building in the second quarter of 2003, and the anticipated sale of one remaining building designated as assets held for sale.  Circumstances that could materially affect liquidity in 2003 include, but are not limited to, the following:  (i) our ability to meet contractual milestones related to the delivery and integration of our Harmony image generators, (ii) our ability to successfully develop and produce new technologies and products, (iii) our ability to meet our forecasted sales levels during 2003, (iv) our ability to reduce costs and expenses, (v) our ability to maintain our commercial simulation business in light of current economic conditions, and (vi) our ability to favorably negotiate a sale agreement related to the remaining building we have for sale.

We believe that existing cash, restricted cash, borrowings available under our various borrowing facilities, the sale of a certain building currently held for sale, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months.  At June 27, 2003, our total indebtedness was $23.7 million.  The Foothill Facility expires in December 2004 and the Overdraft Facility expires on December 31, 2003.  If these credit facilities continue to be needed beyond their respective expiration dates, we will attempt to replace them; however, there can be no assurances that we will be successful in renegotiating our existing borrowing facilities or obtaining additional debt or equity financing.  Our cash and restricted cash, subject to various restrictions previously set forth, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases, and other potential cash needs as they may arise.

TRADEMARKS USED IN THIS FORM 10-Q

E&S, Harmony, REALimage, EP, and TargetView, are trademarks or registered trademarks of Evans & Sutherland Computer Corporation.  All other products, services, or trade names or marks are the properties of their respective owners.

Item 3.                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates.  Our international sales, which accounted for 51% of our total sales in the six months ended June 27, 2003, are concentrated in the United Kingdom, continental Europe, and Asia.  Foreign currency purchase and sale contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  We do not enter into contracts for trading purposes and do not use leveraged contracts.  As of June 27, 2003, we had seven material sales or purchase contracts in a currency other than U.S. dollars and no foreign currency derivative contracts.

We reduce our exposure to changes in interest rates by maintaining a high proportion of our debt in fixed-rate instruments.  As of June 27, 2003, 76% of our total debt was in fixed-rate instruments. Had we fully drawn on our $25 million revolving line of credit with Foothill Capital Corporation and our foreign line of credit, 39% of our total debt would be in fixed-rate instruments.

The information below summarizes our market risks associated with debt obligations as of June 27, 2003.  Fair values have been determined by quoted market prices.  For debt obligations, the table below presents the principal cash flows and related interest rates by fiscal year of maturity.  Bank borrowings bear variable rates of interest and the 6% Debentures bear a fixed rate of interest. The information below should be read in conjunction with Note 3 of Notes to the Condensed Consolidated Financial Statements in Part I of this quarterly report.

	Rate	2003	2004	2005	2006	2007	There–after	Total	Fair Value
Debt

Bank Borrowings	5.8%	$2,929	$2,800	$—	$—	$—	$—	$5,729	$5,729

6% Debentures	6.0%	—	—	—	—	—	$18,015	$18,015	$5,134

Total debt		$2,929	$2,800	$—	$—	$—	$18,015	$23,744	$10,863

Item 4.                                   CONTROLS AND PROCEDURES

As of the end of the quarter ended June 27, 2003, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

There has been no material developments in the legal proceeding disclosed in E&S’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2003.

In the normal course of business, we have various other legal claims and other contingent matters, including items raised by government contracting officers and auditors.  Although the final outcome of such matters cannot be predicted, we believe the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition, liquidity, or results of operations.

Item 3.            DEFAULT UPON SENIOR SECURITIES

Pursuant to our secured revolving credit facility (the “Foothill Facility”) with Foothill Capital Corporation (“Foothill”), which expires in December 2004 and provides for borrowings and the issuance of letters of credit up to $25.0 million, we were required to maintain a minimum tangible net worth each quarter, as outlined in the Foothill Facility agreement (“the Net Worth Covenant”).  In our Quarterly Report on Form 10-Q for the quarter ended March 28, 2003, we reported that as of that date, we were not in compliance with the Net Worth Covenant, but that we were negotiating with Foothill to obtain a waiver of the Net Worth Covenant or to change the covenant for the remainder of the Foothill Facility, which expires in December 2004.  In the event of a covenant violation, Foothill has the ability, at any time, to accelerate all of our indebtedness under the Foothill Facility.  Accordingly, for the quarter ending March 28, 2003, we classified our senior secured debt under the Foothill Facility, which matures in December 2004, as a current liability in the Company’s consolidated condensed balance sheet as of March 28, 2003.

On July 16, 2003, and July 25, 2003, E&S and Foothill amended the Foothill Facility.  This amendment makes the following changes to the Foothill Facility.  The Net Worth Covenant is deleted from the Foothill Facility and is replaced with a combined cash and borrowing availability financial covenant that is effective from June 27, 2003, until the Foothill Facility expiration in December 2004.  This new financial covenant is adjusted and measured on a quarterly basis.  As of June 27, 2003, we were in compliance with this new combined cash and borrowing availability financial covenant.  Also, borrowings under the Foothill Facility bear interest at the Wells Fargo Bank National Association prevailing prime rate plus 3.0% to 4.25%, depending on the amount outstanding, and at no time will the Foothill Facility bear interest at a rate less than 10.25%.  As a result of this amendment, for the quarter ended June 27, 2003, we have classified our senior secured debt under the Foothill Facility, which matures in December 2004, as long term liabilities in the Company’s consolidated condensed balance sheet as June 27, 2003.  The outstanding balance owed to Foothill pursuant to the Foothill Facility as of June 27, 2003 was $2.8 million.

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on May 8, 2003.  We solicited proxies for the meeting pursuant to Regulation 14A.  At the meeting, our shareholders voted on the ratification of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2003.  The results were as follows:

For	Against	Abstentions	Broker Non-vote
10,136,635	37,532	3,199	—

Item 5.            OTHER INFORMATION

On April 14, 2003, we inadvertently filed with the Securities and Exchange Commission (the “SEC”) a Definitive Proxy Statement on Schedule 14A (the “Proxy Statement”) that contained language from a draft and did not contain the correct language from the final version of the Proxy Statement that had been approved and adopted by the

Company’s Board of Directors.  Within the Proxy Statement under the heading Compensation and Stock Options Committee Interlocks and Insider Participation there was a mischaracterization of the relationship between one of the Company’s directors, David J. Coghlan, and Quest Flight Training Ltd. and Quadrant Group Ltd., a principal owner of Quest Flight Training Ltd.  Quest Flight Training Ltd. is a joint venture owned by the Company and Quadrant Group Ltd.  The language used should have read “Mr. Coghlan is a director of both Quest Flight Training Ltd. and of Quadrant Group Ltd.  Members of Mr. Coghlan’s family own an indirect beneficial ownership interest in a majority of the outstanding shares of Quadrant Group Ltd.  Mr. Coghlan has disclaimed any beneficial ownership in said interest in Quadrant Group Ltd.”

Within the Proxy Statement under the heading Report of the Audit Committee of the Board of Directors, language concerning the independence of all Directors was incorrect.  The language should have read “The Board of Directors has reviewed the SEC’s definitions that would classify a Board Member or Audit Committee Member as an “outside and independent” Member, and has determined that all members of the Audit Committee are independent directors as defined by the listing standards of the Nasdaq National Market System.”

Disclosure of information pursuant to this Item 5 shall not be deemed an admission that the original Proxy Statement, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

Item 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

31.1	Certification under Section 302 of the Sarbanes Oxley Act of 2002 of James R. Oyler.
31.2	Certification under Section 302 of the Sarbanes Oxley Act of 2002 of E. Thomas Atchison.
32.1	Certification under Section 906 of the Sarbanes Oxley Act of 2002 of James R. Oyler and E. Thomas Atchison.

(b)       Reports on Form 8-K

•

On April 17, 2003, the Company furnished to the SEC a Current Report pursuant to Item 9 of Form 8-K, “Regulation FD Disclosure.”  In the Report, the Company disclosed its announcement by press release on the same date of the Company’s earnings for the three months ended March 28, 2003.  The Company included in the Report unaudited Summary Statements of Consolidated Operations for the three months ended March 28, 2003, Condensed Consolidated Balance Sheets dated March 28, 2003, and December 31, 2002, and the Company’s backlog as of March 28, 2003, and December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date	August 8, 2003	By:	/S/ E. Thomas Atchison
E. Thomas Atchison, Vice President,
Chief Financial Officer, and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)