Form 10-Q
period 2003-09-26
EVANS & SUTHERLAND COMPUTER CORP
filed 2003-11-07
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended September 26, 2003

or

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

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding at October 31, 2003, was 10,481,542.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended September 26, 2003

PART I – FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 26, 2003	December 31, 2002

Assets:
Cash	$10,103	$7,375
Restricted cash	830	2,960
Accounts receivable, less allowances for doubtful receivables of $674 at September 26, 2003, and $856 at December 31, 2002	16,911	22,481
Inventories	17,825	31,373
Costs and estimated earnings in excess of billings on uncompleted contracts	16,924	22,083
Prepaid expenses and deposits	4,238	4,487
Assets held for sale	2,463	5,793
Total current assets	69,294	96,552
Property, plant and equipment, net	24,241	28,288
Investments	1,837	2,002
Other assets	450	734
Total assets	$95,822	$127,576

Liabilities and stockholders’ equity:
Current portion of long-term debt	$1	$53
Line of credit agreements	3,109	5,213
Accounts payable	8,978	9,671
Accrued expenses	14,520	13,093
Customer deposits	5,111	1,507
Billings in excess of costs and estimated earnings on uncompleted contracts	6,893	11,022
Total current liabilities	38,612	40,559
Long-term debt	21,715	20,685
Pension and retirement obligations	13,433	12,969
Total liabilities	73,760	74,213
Commitments and contingencies

Stockholders’ equity:
Redeemable preferred stock, class B-1, no par value; authorized 1,500,000 shares; no issued and outstanding shares	—	—
Common stock, $0.20 par value; authorized 30,000,000 shares; issued 10,832,130 shares at September 26, 2003, and 10,806,040 shares at December 31, 2002	2,167	2,161
Additional paid-in-capital	49,554	49,413
Common stock in treasury, at cost; 352,500 shares	(4,709)	(4,709)
Retained earnings (accumulated deficit)	(24,921)	6,840
Accumulated other comprehensive loss	(29)	(342)
Total stockholders’ equity	22,062	53,363
Total liabilities and stockholders’ equity	$95,822	$127,576

See accompanying notes to condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 26, 2003	September 27, 2002
Sales	$23,410	$26,592
Cost of sales	14,134	15,324
Gross profit	9,276	11,268
Expenses:
Selling, general and administrative	6,507	5,868
Research and development	5,677	6,552
Restructuring charges	2,635	—
Operating expenses	14,819	12,420
	(5,543)	(1,152)
Gain on sale of business unit	—	157
Operating loss	(5,543)	(995)
Other expense, net	(802)	(689)
Loss before income taxes	(6,345)	(1,684)
Income tax expense (benefit)	(188)	75
Net loss	$(6,157)	$(1,759)

Net loss per common share:
Basic and diluted	$(0.59)	$(0.17)
Weighted average common and common equivalent shares outstanding:
Basic and diluted	10,476	10,431

See accompanying notes to condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 26, 2003	September 27, 2002
Sales	$68,299	$93,376
Cost of sales	41,562	60,331
Inventory impairment	14,566	—
Gross profit	12,171	33,045
Expenses:
Selling, general and administrative	20,670	19,919
Research and development	17,800	19,579
Restructuring charges	3,914	1,921
Impairment loss	1,151	—
Operating expenses	43,535	41,419
	(31,364)	(8,374)
Gain on assets held for sale	1,406	—
Gain on curtailment of pension plan	—	3,575
Gain on sale of business unit	—	253
Operating loss	(29,958)	(4,546)
Other expense, net	(2,140)	(1,659)
Loss before income taxes	(32,098)	(6,205)
Income tax benefit	(337)	(533)
Net loss	$(31,761)	$(5,672)

Net loss per common share:
Basic and diluted	$(3.03)	$(0.54)
Weighted average common and common equivalent shares outstanding:
Basic and diluted	10,468	10,414

See accompanying notes to condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended
	September 26, 2003	September 27, 2002
Net loss	$(6,157)	$(1,759)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	221	(27)
Other comprehensive income (loss) before income taxes	221	(27)
Income tax expense related to items of other comprehensive income (loss)	—	—
Other comprehensive income (loss), net of income taxes	221	(27)
Comprehensive loss	$(5,936)	$(1,786)

	Nine Months Ended
	September 26, 2003	September 27, 2002
Net loss	$(31,761)	$(5,672)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	313	(37)
Other comprehensive income (loss) before income taxes	313	(37)
Income tax expense related to items of other comprehensive income (loss)	—	—
Other comprehensive income (loss), net of income taxes	313	(37)
Comprehensive loss	$(31,448)	$(5,709)

See accompanying notes to condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 26, 2003	September 27, 2002
Cash flows from operating activities:
Net loss	$(31,761)	$(5,672)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation & amortization	5,298	7,062
Gain on sale of assets held for sale	(1,406)	—
Gain on curtailment of pension plan	—	(3,575)
Gain on sale of business unit	—	(253)
Inventory impairment	14,566	—
Impairment loss	1,151	—
Loss on disposal of property, plant and equipment	16	76
Loss on write-down of investment	500	—
Provisions for losses on accounts receivable	46	(501)
Provision for write-down of inventories	1,032	1,261
Provision for warranty expense	1,774	481
Other	115	184
Change in assets and liabilities:
Accounts receivable	5,742	8,812
Inventories	(1,243)	3,285
Costs and estimated earnings in excess of billings on uncompleted contracts, net	1,029	2,060
Prepaid expenses and deposits	166	(18)
Accounts payable	(693)	(764)
Accrued expenses	(691)	(5,428)
Customer deposits	3,604	(2,125)
Net cash provided by (used in) operations	(755)	4,885

Cash flows from investing activities:
Proceeds from sale of investment securities	—	38
Purchases of property, plant and equipment	(2,411)	(2,505)
Proceeds from sale of property, plant and equipment	2	—
Proceeds from sale of assets held for sale	4,760	—
Increase in other assets	—	(218)
Net cash provided by (used in) investing activities	2,351	(2,685)

Cash flows from financing activities:
Borrowings from debt and line of credit agreements	90,732	147,322
Payments of debt and line of credit agreements	(91,857)	(151,091)
Decrease in restricted cash	2,130	298
Proceeds from issuance of common stock	127	310
Net cash provided by (used in) financing activities	1,132	(3,161)

Net change in cash	2,728	(961)
Cash at beginning of year	7,375	8,717

Cash at end of period	$10,103	$7,756

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$1,145	$1,645
Income taxes	190	225

See accompanying notes to condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with accounting principles generally accepted in the United States of America.  This report on Form 10-Q for the three and nine months ended September 26, 2003, should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2002.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, comprehensive loss, and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows. The results of operations for the interim three and nine month periods ended September 26, 2003, are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 2002 condensed consolidated financial statements and notes have been reclassified to conform to the 2003 presentation.

2.              INVENTORIES

Inventories consist of the following (in thousands):

	September 26, 2003	December 31, 2002

Raw materials	$6,986	$13,598
Work-in-process	5,160	10,467
Finished goods	5,679	7,308
	$17,825	$31,373

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

We recorded approximately $10.0 million of impairment related to our Harmony 1 inventory.  Through the end of 2002 and into early 2003, we expected to finalize a sale of two Harmony 1 systems, one as an option to a current U.S. government contract and another to a European prime contractor.  During March 2003, we received notification from the U.S. customer that it would not purchase the Harmony 1 system, as had been forecasted, due to a decision to migrate to a more current technology, specifically commercial off-the-shelf PCs or our next-generation Harmony 2 product.  Feedback from the European prime contractor was quite similar.   Thus, the loss of these orders coupled with the overall shift in market demand resulted in our determination that we had excess Harmony 1 inventory on hand.  We currently do not have other prospects to sell this excess Harmony 1 inventory, and these components cannot be used in the manufacture of other products.  Accordingly, we determined that $10.0 million of inventory related to these systems was impaired.  In addition, because we do not expect to sell any additional Harmony 1 systems, we determined we had no further need for certain fixed assets specifically used to build, test, and demonstrate our Harmony 1 product.  We recorded an additional impairment related to these fixed assets, as we believe this equipment has no alternative use.

We recorded approximately $3.3 million of impairment related to our ESIG inventory.  Through the end of 2002 and into early 2003, we expected to finalize the sale of as many as nine ESIG systems to a particular commercial customer.  During March of 2003, we received notification from this customer that it would not purchase the ESIG systems as had been forecasted due to its interest in our next-generation EP™-1000CT technology, which provides enhanced functionality at a comparable price.  While we continue to manufacture certain ESIG systems for other customers under pre-existing purchase orders, the loss of this order, coupled with the increased demand for our next-generation EP-1000CT product, caused us to determine that we had inventory in excess of our current purchase orders and forecasted demand.

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

In December 2002, we entered into a secured credit facility (the “Foothill Facility”) with Foothill Capital Corporation (“Foothill”) that provides for borrowings and the issuance of letters of credit up to $25.0 million.  In July 2003 the Foothill Facility was amended.  The amendments deleted the tangible net worth covenant from the Foothill Facility and replaced it with a combined cash and borrowing availability financial covenant.  In addition, borrowings under the Foothill Facility bear interest at the Wells Fargo Bank, N.A. prevailing prime rate plus 3.0% to 4.5%, depending on the amount outstanding, and at no time will borrowings under the Foothill Facility bear interest at a rate less than 10.25%.

The Foothill Facility, among other things, (i) requires us to maintain certain financial ratios and covenants, including a minimum combined cash and borrowing availability amount, a minimum unbilled receivables to billed receivables ratio, and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year; (ii) restricts our ability to incur debt or liens; sell, assign, pledge, or lease assets; or merge with another company; and (iii) restricts the payment of dividends and repurchase of any of our outstanding shares without the prior consent of Foothill.  The Foothill Facility expires in December 2004.

Borrowings under the Foothill Facility bear interest at the Wells Fargo Bank, N.A. prevailing prime rate plus 3.0% to 4.5%, depending on the amount outstanding.  In addition, the Foothill Facility has an unused line fee equal to 0.375% per annum times the difference between $25.0 million and the sum of the average undrawn portion of the borrowings, payable each quarter.  The Foothill Facility provides Foothill with a first priority perfected security interest in substantially all of our assets, including, but not limited to, all of our intellectual property.  Pursuant to the terms of the Foothill Facility, all of our cash receipts must be deposited into a Foothill controlled account.  As of September 26, 2003, we were in compliance with all financial covenants and ratios.

As of September 26, 2003, we had $3.7 million in outstanding borrowings and $4.9 million in outstanding financial letters of credit under the Foothill Facility on certain customer contracts.  Our customers can draw against these letters of credit if we fail to meet the performance requirements included in the terms of each letter of credit.  As of September 26, 2003, no amounts had been accrued for any estimated losses under the obligations, as we believe we will perform as required under our contracts.

In January 2003, Evans & Sutherland Computer Limited (“ESCL”), our wholly-owned subsidiary, renewed a $3.0 million overdraft facility (the “Overdraft Facility”) with Lloyds TSB Bank plc (“Lloyds”).  The Overdraft Facility expires December 31, 2003.  Borrowings under the Overdraft Facility bear interest at Lloyds’ short-term offered rate plus 1.25% per annum.  As of September 26, 2003, there were $3.1 million in outstanding borrowings and $0.1 million in restricted cash related to the outstanding borrowings exceeding $3.0 million.  Lloyds allows ESCL to borrow over $3.0 million on the Overdraft Facility on condition that any borrowings over $3.0 million are deposited with Lloyds.  The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds’ discretion.  ESCL executed a letter of negative pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business.  Covenants contained in the Overdraft Facility restrict dividend payments from ESCL and require maintenance of certain financial covenants.  In addition, at September 26, 2003, ESCL had $0.7 million deposited in a restricted cash collateral account at Lloyds related to the Overdraft Facility to support certain obligations that the bank guarantees.

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

In calculating net loss per common share, net loss per common share was the same for both the basic and diluted calculations for all periods presented because to include common stock equivalents would have been anti-dilutive.

For the three and nine months ended September 26, 2003, outstanding options to purchase 2,489,808 shares of common stock and 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures were excluded from the computation of the diluted net loss per common share because to include them would have been anti-dilutive.

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

5.              GEOGRAPHIC INFORMATION

The following table presents sales by geographic location based on the location of the use of the product or services.  Sales to individual countries greater than 10% of consolidated sales are shown separately (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002

United States	$9,064	$19,692	$32,366	$58,137
United Kingdom	6,117	4,742	14,776	19,660
Europe (excluding United Kingdom)	3,913	1,338	11,736	7,333
Pacific Rim	2,873	566	5,193	6,992
Other	1,443	254	4,228	1,254
	$23,410	$26,592	$68,299	$93,376

The following table presents property, plant and equipment by geographic location based on the location of the assets (in thousands):

	September 26, 2003	December 31, 2002

United States	$23,289	$26,687
Europe	952	1,601
	$24,241	$28,288

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

7.              RESTRUCTURING CHARGES

In the first quarter of 2003, we restructured to reduce our operating costs in line with anticipated revenues.  As part of this restructuring, we recorded a charge of $1.3 million related to a reduction in force of approximately 50 full-time equivalent employees.

In the third quarter of 2003, we restructured to reduce our operating costs in order to operate profitably going forward based on projected revenues and expenses.  As part of this restructuring, we recorded a total charge of $2.6 million.  Of this total charge, $2.0 million related to a reduction in force of approximately 72 full-time equivalent employees and $0.6 million related to various items we have commitments to make payments for that provide no future economic benefit to us.

As of September 26, 2003, we had paid $2.8 million in severance benefits related to all restructurings occurring over fiscal years 2003, 2002, and 2001.  The majority of the remaining severance benefits are expected to be paid out over next fiscal year.

The following table represents restructure provision activity in the first nine months of 2003 (in thousands):

	Balance at 12/31/02	Restructure charges	Severance benefits paid	Balance at 9/26/03

2001 Restructuring provision	$89	$—	$38	$51
2002 Q2 Restructuring provision	426	—	233	193
2002 Q4 Restructuring provision	1,517	—	1,344	173
2003 Q1 Restructuring provision	—	1,279	1,030	249
2003 Q3 Restructuring provision	—	2,635	126	2,509
	$2,032	$3,914	$2,771	$3,175

8.              ASSETS HELD FOR SALE

We currently own one office building with a book value of $2.5 million that is being held for sale.  This building is no longer being depreciated and is considered a current asset.

9.              GUARANTEES

Warranty Reserve

We provide a warranty reserve for estimated future costs of servicing products under warranty agreements usually extending for periods from 90 days to one year.  Anticipated costs for product warranties are based upon estimates derived from experience factors and are recorded at the time of sale or over the contract period for long-term contracts.  As of September 26, 2003, and December 31, 2002, we had reserved $1.3 million and $1.0 million, respectively, for estimated warranty claims.  Warranty expenses for the three and nine months ended September 26, 2003, were $0.3 million and $1.8 million, respectively, and the three and nine months ended September 27, 2002, were $0.1 million and $0.5 million, respectively.

The following table provides the changes in our warranty reserves for the first nine months of 2003 (in thousands):

	Balance at 12/31/02	Provision for warranty expense	Warranty charges against the reserve	Balance at 9/26/03

Warranty reserves	$968	$1,774	$1,492	$1,250

Quest Flight Training

We have a 50% interest in Quest Flight Training, Ltd. (“Quest”), a joint venture with Quadrant Group Ltd. (“Quadrant”), providing aircrew training services for the United Kingdom Ministry of Defence (“U.K. MoD”) under a 30-year contract.  In connection with the services of Quest to the U.K. MoD, we guarantee various obligations of Quest.  As of September 26, 2003, we had four guaranties outstanding related to Quest.  Pursuant to the first guaranty, we have guarantied, jointly and severally with Quadrant, the performance of Quest in relation to its contract with the U.K. MoD.  If Quest fails to meet its obligations under the contract then we (and Quadrant) are required to perform under the terms of the contract.  Due to the length of the contract and the uncertainty of performance for which we would be liable if Quest fails to perform, we cannot estimate the maximum amount of possible future payments.  This guaranty is in place until 2030.  Pursuant to the second guaranty, we have guarantied, jointly and severally with Quadrant, up to a maximum amount of £1.0 million ($1.7 million as of September 26, 2003), the performance of Quest, where not subcontracted, and the performance of Quest where subcontracted, and the subcontractor is not liable to meet its obligation due to any limitation of liability in the sub-contract agreement, thus preventing Quest from meeting its obligation under its contract with the U.K. MoD.  This guaranty is in place until 2020.  Pursuant to the third guaranty, we have pledged our equity shares in Quest to guaranty payment by Quest of a loan agreement executed by Quest.  The loan agreement terminates in 2020.  The pledge of our equity shares in Quest will expire at such time as Quest’s obligations under the loan agreement are satisfied or the date on which the loan agreement is otherwise terminated.  In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement.  Pursuant to the fourth guaranty, we have guarantied payment, up to a maximum of £0.13 million ($0.2 million as of September 26, 2003), in the event that Quest has a default event, as defined by its loan agreement.  This guaranty is in place until 2020.  As of September 26, 2003, no amounts have been accrued for any estimated losses under these guaranties because we believe that Quest will meet all of its performance and financial obligations in relation to its contract with the U.K. MoD.  However, if we are required to perform under any or all of the four guaranties, it could have a material adverse impact on our operating results and liquidity.

10.       STOCK-BASED COMPENSATION

We have stock incentive plans that provide for the grant of options to officers, employees, consultants, and independent contractors.  We account for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Net loss, as reported	$(6,157)	$(1,759)	$(31,761)	$(5,672)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(36)	(129)	(216)	(268)
Pro forma net loss	$(6,193)	$(1,888)	$(31,977)	$(5,940)
Loss per share:
Basic and diluted – as reported	$(0.59)	$(0.17)	$(3.03)	$(0.54)
Basic and diluted – pro forma	$(0.59)	$(0.18)	$(3.06)	$(0.57)

Item 2.                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this Form 10-Q.  Except for the historical information contained herein, this quarterly report on Form 10-Q includes certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, including, among others, those statements preceded by, followed by, or including the words “estimates,” “believes,” “expects,” “anticipates,” “plans,” “projects,” or similar expressions.

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

•                                                      Our belief that the workforce reductions in the first and third quarters will not have a material adverse effect on our liquidity or capital resources.

•                                                      Our belief that we will perform as required under our contracts, thereby preventing our customers from drawing against our letters of credit outstanding under the Foothill Facility.

•                                                      Our belief that the restructuring that occurred during the quarters ended March 28, 2003, and September 26, 2003, will reduce our expenses by approximately $7.5 million each year in the future.

•                                                      Our belief that a majority, if not all, of remaining severance benefits resulting from restructurings during 2001, 2002, and 2003 will be paid during 2004.

•                                                      Our belief that the military market will remain depressed in 2004 and show sustained growth in 2005.

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

•                                                      Our belief that we will sell, during the fourth quarter of 2003, or at a later date if the deadline of the Agreement of Purchase and Sale is extended, our building currently under contract for sale, pursuant to the terms of the Agreement of Purchase and Sale executed on October 15, 2003.

•                                                      Our belief that our principle sources of liquidity for 2003 will be the result of positive cash flows from our two company restructurings that have taken place, other cost cutting measures implemented during 2003, and the sale of two of our buildings, one which was sold in the second quarter of 2003 and the other which is under a sale agreement as of this Form 10-Q.

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

•                                                      Our belief that actions taken to reduce our operating expenses in the third quarter of 2003 will allow us to operate profitably going forward.

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

RECENT DEVELOPMENTS

On October 15, 2003, we executed an Agreement of Purchase and Sale, pursuant to which we are obligated to sell the last building held for sale by us in exchange for $8.0 million.  The Agreement of Purchase and Sale requires that we close the sale of the building on December 29, 2003; however the parties may, by mutual consent, extend this deadline.  Closing of the sale of the building is subject to certain conditions precedent and other contingencies set forth in the Agreement of Purchase and Sale.  In the event these conditions precedent and other contingencies are not satisfied or waived, the Agreement will terminate and the building will not be sold pursuant to the Agreement.

OVERVIEW

We design, manufacture, market, and support visual systems for simulation and strategic visualization, with solutions that meet training requirements for a wide range of military and commercial applications.  We also provide this leading-edge visual simulation technology and experience to planetariums, science centers, and entertainment venues.  We develop and deliver a complete line of image generation, display, database development, and service and support products, matching technology with customer requirements.  Products and solutions range from the desktop PC to some of the most advanced visual systems in the world.

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

Service & Support

We provide a full range of pre- and post-sales support for our products, including customized long-term support programs; on-site installation, maintenance, and repair; and maintenance training for customers.  Distribution centers and support staff are strategically located in the US and UK to ensure timely, responsive service.

CRITICAL ACCOUNTING POLICIES

The policies discussed below are considered by management to be critical to an understanding of our financial statements.  Their application places significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  Specific risks for these critical accounting policies are described in the following paragraphs.  A summary of significant accounting policies can be found in Note 1 to the consolidated financial statements on our Form 10-K for the year ended December 31, 2002.  For all of these policies, management cautions that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

Accrued Expenses

Accrued expenses include amounts for liquidated damages and late delivery penalties.  While current contracts could include additional liquidated damages and late delivery penalties, we have included all amounts management believes we are liable for as of September 26, 2003.  These liquidated damages are based primarily on estimates of project completion dates.  To the extent completion dates are not consistent with our estimates, these damage and penalty accruals may require additional adjustments.

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

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement did not have a material impact on our financial statements.

In May 2003, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) finalized EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.”  EITF Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, this EITF Issue 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  EITF Issue 00-21 applies to all deliverables within contractually binding arrangements in all industries under which a vendor will perform multiple revenue-generating activities, except as noted in the Issue.  EITF Issue 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF Issue 00-21 did not have a material impact on our financial statements.

RESULTS OF OPERATIONS

The following table presents the percentage of total sales represented by certain items for the periods presented:

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
	(Unaudited)		(Unaudited)
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.4	57.6	60.9	64.6
Inventory impairment	0.0	0.0	21.3	0.0
Gross profit	39.6	42.4	17.8	35.4

Operating expenses:
Selling, general and administrative	27.7	22.1	30.2	21.3
Research and development	24.3	24.6	26.1	21.0
Restructuring charges	11.3	0.0	5.7	2.1
Impairment loss	0.0	0.0	1.7	0.0
Operating expenses	63.3	46.7	63.7	44.4
	(23.7)	(4.3)	(45.9)	(9.0)
Gain on assets held for sale	0.0	0.0	2.0	0.0
Gain on curtailment of pension plan	0.0	0.0	0.0	3.8
Gain on sale of business unit	0.0	0.6	0.0	0.3
Operating loss	(23.7)	(3.7)	(43.9)	(4.9)
Other expense, net	(3.4)	(2.6)	(3.1)	(1.8)
Loss before income taxes	(27.1)	(6.3)	(47.0)	(6.7)
Income tax expense (benefit)	(0.8)	0.3	(0.5)	(0.6)
Net loss	(26.3)%	(6.6)%	(46.5)%	(6.1)%

Third Quarter 2003 Compared to Third Quarter 2002

Consolidated Sales and Gross Profit

Our total sales were $23.4 million in the third quarter of 2003, compared with $26.6 million in the third quarter of 2002.  This decrease was primarily the result of a continued depression in the military markets due to continued diversion of funds into military operations, especially in Iraq and Afghanistan.  We expect this trend to continue in 2004 and for sustained growth to occur sometime in 2005.  Our commercial market sales increased during the third quarter of 2003 driven by the strong orders performance of our Environment Processor (EP) product line.  Sales of our planetarium systems increased significantly during the third quarter of 2003 as a result of strong demand for our new products and we expect this trend to continue.  Our service and support sales decreased in the third quarter of 2003 primarily as a result of a large delivery during the third quarter of 2002.  We expect sales from service and support to continue to be lower than last year as this business starts to experience a delayed effect of the depression in the military markets.  Additionally, we saw continued growth in our new Strategic Visualization business.  In the third quarter of 2003, overall backlog decreased by approximately $10.5 million compared to a decrease of $17.4 million during the third quarter of 2002.  Our book-to-bill ratio was 0.55:1.0 compared to 0.33:1.0 in the third quarter of 2002.

Our gross profit percentages decreased to 39.6% in the third quarter of 2003, compared with 42.4% in the third quarter of 2002.  This decrease was the result of both a strong cost performance on a large military program during the third quarter of 2002 and higher warranty and support expenses in the third quarter of 2003.  In 2003, we expect warranty and support expenses to be higher than in 2002.  Strong cost performance in our commercial market sales partially offset these decreases.  As a result of gross margins not improving as expected, we took actions to further reduce our operating expenses and which we anticipate will allow us to operate profitably going forward.

Operating Expenses, Other and Taxes

Our operating expenses were $14.8 million in the third quarter of 2003, compared with $12.4 million during the third quarter of 2002.  Selling, general, and administrative (SG&A) expenses increased by $0.6 million as a result of bad debt accruals reversed during the third quarter of 2002.  Additionally, increased sales commissions on higher orders increased SG&A during the third quarter of 2003 and offset significant reductions in labor costs.  Research and development expenses decreased $0.9 million as a result of lower labor costs.  These labor cost reductions were partially offset by large expenditures on a key development project that is ahead of schedule.  These development expenditures were originally planned to be incurred during 2004.  We are continuing cost reduction actions to further reduce operating expenses in an effort to return to operating profit performance.

In the third quarter of 2003, we recorded a restructuring charge of $2.6 million in an effort to reduce the operating cost structure of the company.  The restructuring charge related to a reduction in force of approximately 72 full-time equivalent employees and to various items we have commitments to make payments on that are no longer useful to our business as a result of this restructure.  There were no restructuring charges during the third quarter of 2002.

In the third quarter of 2002, we recognized an additional gain on the sale of the REALimage Solutions Group of $0.2 million due to favorable cost performance versus previous estimates.

Our other income (expense) was $0.8 million of net expense in the third quarter of 2003, compared to $0.7 million of net expense in the third quarter of 2002.  An increase in net sublease expenditures was partially offset by a reduction in interest expense as a result of lower debt levels.

Our income tax benefit was $0.2 million during the third quarter of 2003, compared to $0.1 million of income tax expense during the third quarter of 2002.  This difference was primarily the result of additional tax refunds received and other adjustments to the tax accounts.  We continue to reserve for the remainder of our net operating loss tax assets until such time that it is more likely than not that these assets will be utilized.

First Nine Months of 2003 Compared to First Nine Months of 2002

Consolidated Sales and Gross Profit

Our total sales were $68.3 million in the first nine months of 2003, compared with $93.4 million in the first nine months of 2002.  This decrease was primarily the result of a continued depression in the military markets.  The reduction in military spending resulted in an overall decline in military revenue and a significant shortfall of sales of our Harmony 1 product. We expect the military market to remain depressed through 2004 and for sustained growth to occur in this market sometime in 2005.  Our commercial market sales remained strong due to our EP product line and sales increased during the first nine months of 2003 compared to the first nine months of 2002.  Sales of our planetarium systems increased during the first nine months of 2003 as a result of strong demand for our new products and we expect this trend to continue through 2004.  Our service and support sales decreased slightly in the first nine months of 2003.  We expect sales from service and support to be lower than last year as this business starts to experience a delayed effect of the depression in the military markets.  Additionally, during the first nine months of 2003, we saw growth in our new Strategic Visualization business.  In the first nine months of 2003, overall backlog increased by approximately $4.7 million on strong orders performance compared to a $45.7 million backlog decrease during the first nine months of 2002.  Our book-to-bill ratio improved to 1.07:1.0 compared to 0.51:1.0 in the first nine months of 2002.

Our gross profit percentages were 17.8% in the first nine months of 2003, compared with 35.4% in the first nine months of 2002.  This gross profit decrease was primarily due to a $14.6 million inventory impairment loss.  During the first quarter 2003, certain significant orders that we had expected to receive as of December 31, 2002, and into early 2003, were canceled by customers.  These cancellations were primarily the result of a re-alignment of military spending priorities during the first nine months of 2003.  Accordingly, the future demand for our Harmony 1, ESIG, and TargetView products significantly decreased compared to our prior projections because of these cancellations.  As a result, we recorded a $14.6 million impairment to specific inventory during the first quarter of 2003.

Operating Expenses, Other and Taxes

Our operating expenses were $43.5 million in the first nine months of 2003, compared with $41.4 million during the first nine months of 2002.  Selling, general, and administrative (SG&A) expenses increased by $0.8 million primarily as a result of savings achieved during the first nine months of 2002 from a shutdown for the Olympic Games held in Salt Lake City.  SG&A expenses also increased during the first nine months of 2003 as a result of bad debt accruals reversed during the third quarter of 2002, increased commissions on orders, and a reduction in rental income from properties sold.  These increases in SG&A expenses offset significant labor cost reductions.  Research and development expenses decreased $1.8 million during the first nine months of 2003 primarily as a result of lower labor costs.  These reductions were also partially offset by savings from the Olympic shutdown during the first nine months of 2002 as well as large expenditures on a key development project that is ahead of schedule.

During the first nine months of 2003, we had two separate restructures  in an attempt to reduce operating costs as well as to create a cost structure in line with anticipated revenues.  These restructures resulted in $3.9 million in charges related to a reduction in force of approximately 122 full-time equivalent employees and related to various items we have commitments to make payments on that are no longer useful to our business as result of the third quarter restructure.  We estimate that these restructurings will reduce expenses by approximately $7.5 million per year going forward.  We are continuing cost reduction actions to further reduce operating expenses in an effort to return to operating profit performance.

During the first nine months of 2002, we recorded a restructuring charge of $1.9 million related to a reduction in force of approximately 90 employees in an effort to reduce the operating cost structure of the company.

During the first quarter of 2003, we recognized an impairment loss of $1.2 million on development and demonstration assets related to the impaired Harmony 1, ESIG, and TargetView product line inventory.

During the first nine months of 2003, we recognized a gain on assets held for sale of $1.4 million on the sale of a building.  There were no gains on asset sales during the first nine months of 2002.

During the first nine months of 2002, we recognized a gain on the curtailment of the pension plan of $3.6 million.  There was no such gain during the first nine months of 2003.

In the first nine months of 2002 we recognized gains on the sale of the REALimage®  Solutions Group of $0.3 million.  There were no such gains in the first nine months of 2003.

Our other expense was $2.1 million of net expense in the first nine months of 2003, compared to $1.7 million of net expense in the first nine months of 2002.  This $0.4 million increase was primarily due to a $0.5 million write-down of a nonmarketable investment in Quantum Vision, Inc. based on our analysis and meeting with Quantum Vision, Inc. in the first nine months of 2003.  We determined this technology would not enhance our own technology or strategic direction.  This first nine months variance was partially offset by a reduction of interest expense as a result of significantly reduced debt levels.

Our income tax benefit was $0.3 million during the first nine months of 2003, compared to $0.5 million during the first nine months of 2002.  The income tax benefit in the first nine months of 2002 was the result of a change in the tax law which allowed us to use additional net operating losses to offset taxable income.  The income tax benefit in the first nine months of 2003 was primarily due to the favorable resolution of potential foreign tax liabilities and the result of additional tax refunds received.  We have been and continue to reserve for our net deferred tax assets until such time that it is more likely than not that these assets will be utilized.

LIQUIDITY AND CAPITAL RESOURCES

General Overview

On September 26, 2003, we had working capital of $30.7 million, including cash and restricted cash of $10.9 million, compared to working capital of $56.0 million at December 31, 2002, including cash and restricted cash of $10.3 million.  During the first nine months of 2003, we used $0.8 million of cash in our operating activities, generated $2.4 million in cash in our investing activities, and generated $1.1 million of cash in our financing activities.  Due to restructures in the first and third quarters of 2003, our work force has been reduced by 122 full-time equivalent employees, resulting in an additional severance benefits liability of $3.3 million and expected savings in future quarters that we expect to eventually lead to profitability.  In the second quarter of 2003, we sold one of our buildings that was designated as an asset held for sale and received net cash of $4.8 million.  In the first quarter of 2003, we recognized impairments to inventory and fixed assets of $15.7 million in relation to a significant decrease in demand for some of our older product lines.  Finally, through the end of 2002, a significant factor in our financial condition was six large, fixed-price defense contracts that used our Harmony 1 image generator.  As of the end of 2002, we had a ninety-nine percent completion rate, on average, of these six large programs.  As a result, these six programs had no material negative effect on our financial condition in the first nine months of 2003.

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

Restructure Provisions

At the end of the first quarter of 2003, we restructured the company, resulting in a reduction in force of approximately 50 full-time equivalent employees.  As a result, we accrued $1.3 million for estimated severance benefits that we expect to pay.  At the end of the third quarter of 2003, we restructured the company, resulting in a reduction in force of approximately 72 full-time employees.  As a result, we accrued $2.0 million for estimated severance benefits we expect to pay and accrued $0.6 million related to various items that provide no future economic benefit to us, but we have commitments to make payments for, as a result of the third quarter restructure.  In the first nine months we have paid out $1.2 million in severance benefits related to these two restructures, and an additional $1.6 million in severance benefits related to restructure provisions from fiscal years 2002 and 2001.  As of September 26, 2003, we had an accrued balance of $3.2 million for all restructure provisions remaining.  We expect a majority, if not all, remaining severance benefits to be paid during our 2004 fiscal year.

Cash Flow

During the first nine months of 2003, we used $0.8 million of cash in our operating activities, generated $2.4 million in cash in our investing activities, and generated $1.1 million of cash in our financing activities.

Cash from our operating activities in the first nine months of 2003 was negatively impacted by a net loss of $31.8 million and a gain on sale of assets held for sale of $1.4 million.  This use of cash was offset by $14.6 million in inventory impairment, $5.3 million in depreciation and amortization, $7.9 million change in working capital, $2.9 million in provisions, and $1.2 million in impairment loss.

Changes in working capital in the first nine months of 2003 were due to decreases in accounts receivable of $5.7 million, net costs and estimated earnings in excess of billings on completed projects of $1.0 million, accounts payable of $0.7 million, and accrued expenses of $0.7 million; and increases in inventories of $1.2 million, after adjusting for impairments, and customer deposits of $3.6 million.

Net costs and estimated earnings in excess of billings on completed projects decreased, in part, due to converting a material amount of unbilled receivables at the beginning of the year to billed receivables related to our Simulation Systems business while over the same period billings in excess of costs and estimated earnings were significantly reduced in our Commercial Simulation business.  Customer deposits increased in the first nine months of 2003 due to new orders in our Simulation Systems and Commercial Systems business units.  Overall, accounts receivable continue to decrease due to collections on receivables that had aged significantly at the end of 2002, a reduction in total invoicing in the first nine months of 2003 compared to the first nine months of 2002, and due to improvements collecting on current billings.  In the first nine months of 2003 accrued expenses decreased due to a reduction in payroll accruals compared to the end of fiscal year 2002.  In the first nine months of 2003, inventory increased $1.2 million primarily due to an increase in work in process related to current contract work.

Our investing activities in the first nine months generated cash of $2.4 million due to the sale of one our buildings classified as an asset held for sale and was offset by the purchase of property, plant, and equipment.  Our financing activities generated cash in the first nine months of 2003 of $1.1 million with a reduction in our restricted cash of $2.1 million that was offset by a net decrease in borrowings of $1.1 million.

Credit Facilities

In December 2002, we renewed the secured credit facility (the “Foothill Facility”) with Foothill Capital Corporation (“Foothill”).  The Foothill Facility provides for borrowings and the issuance of letters of credit up to $25.0 million and expires in December 2004.  Note 3 to the Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q contains a detailed description of the Foothill Facility.  As of September 26, 2003, we were in compliance with the Foothill Facility financial covenants.  However, as of the quarter ended March 28, 2003, we were not in compliance with the tangible net worth financial covenant of our Foothill Facility.  In July 2003 the Foothill Facility was amended.  The amendments deleted the tangible net worth covenant from the Foothill Facility and replaced it with a combined cash and borrowing availability financial covenant.  In addition, borrowings under the Foothill Facility will bear interest at the Wells Fargo Bank, N.A. prevailing prime rate plus 3.0% to 4.5%, depending on the amount outstanding, and at no time will borrowings under the Foothill Facility bear interest at a rate less than 10.25%.  As a result of these amendments we then were in compliance with all financial covenants under the Foothill Facility as of June 27, 2003.  As a result, we have classified our senior secured debt under the Foothill Facility, which matures in December 2004, as long-term liabilities in our consolidated condensed balance sheet as of June 27, 2003.  As of September 26, 2003, we had $3.7 million in outstanding borrowings.  As of October 31, 2003, we had no outstanding borrowings under our Foothill Facility.

As of September 26, 2003, we had outstanding financial standby letters of credit totaling $4.9 million on certain customer contracts.  Our customers can draw against these letters of credit if we fail to meet the performance requirements contained within the terms of each letter of credit.  As of September 26, 2003, no amounts have been accrued for any estimated losses under these obligations, as we believe it is probable that we will perform as required under our contracts.  As of October 31, 2003, we had outstanding financial standby letters of credit of $4.7 million.

In January 2003, Evans & Sutherland Computer Limited (“ESCL”), our wholly-owned subsidiary, renewed a $3.0 million overdraft facility (the “Overdraft Facility”) with Lloyds TSB Bank plc (“Lloyds”).  The Overdraft Facility expires on December 31, 2003.  Borrowings under the Overdraft Facility bear interest at Lloyds’ short-term offered rate plus 1.25% per annum.  As of September 26, 2003, there were $3.1 million in outstanding borrowings.  Note 3 to the Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q contains a detailed description of the Overdraft Facility.  In addition, at September 26, 2003, ESCL had $0.7 million deposited in a restricted cash collateral account at Lloyds related to the Overdraft Facility to support certain obligations that the bank guarantees and an additional $0.1 million deposited at Lloyds considered restricted cash related to the outstanding borrowings at September 26, 2003, against the Overdraft Facility.  As of October 31, 2003, ESCL had $0.1 million in outstanding borrowings against the Overdraft Facility.

Other Information

We have a 50% interest in Quest Flight Training, Ltd. (“Quest”), a joint venture with Quadrant Group Ltd. (“Quadrant”) providing aircrew training services for the United Kingdom Ministry of Defence (“U.K. MoD”) under a 30-year contract.  In connection with the services of Quest to the U.K. MoD, we guarantee various obligations of Quest.  As of September 26, 2003, we had four guaranties outstanding related to Quest.  Pursuant to the first guaranty, we have guarantied, jointly and severally with Quadrant, the performance of Quest in relation to its contract with the U.K. MoD.  If Quest fails to meet its obligations under the contract then we (and Quadrant) are required to perform under the terms of the contract.  Due to the length of the contract and the uncertainty of performance for which we would be liable if Quest fails to perform, we cannot estimate the maximum amount of possible future payments.  This guaranty is in place until 2030.  Pursuant to the second guaranty, we have guarantied, jointly and severally with Quadrant, up to a maximum amount of £1.0 million ($1.7 million as of September 26, 2003), the performance of Quest, where not subcontracted, and the performance of Quest where subcontracted, and the subcontractor is not liable to meet its obligation due to any limitation of liability in the sub-contract agreement, thus preventing Quest from meeting its obligation under its contract with the U.K. MoD.  This guaranty is in place until 2020.  Pursuant to the third guaranty, we have pledged our equity shares in Quest to guaranty payment by Quest of a loan agreement executed by Quest.  The loan agreement terminates in 2020.  The pledge of our equity shares in Quest will expire at such time as Quest’s obligations under the loan agreement are satisfied or the date on which the loan agreement is otherwise terminated.  In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement.  Pursuant to the fourth guaranty, we have guarantied payment, up to a maximum of £0.13 million ($0.2 million as of September 26, 2003), in the event that Quest has a default event, as defined by its loan agreement.  This guaranty is in place until 2020.  As of September 26, 2003, no amounts have been accrued for any estimated losses under these guaranties because we believe that Quest will meet all of its performance and financial obligations in relation to its contract with the U.K. MoD.  However, if we are required to perform under any or all of the four guaranties, it could have a material adverse impact on our operating results and liquidity.

As of September 26, 2003, we had approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the “6% Debentures”).  The 6% Debentures are unsecured and are convertible at each bondholder’s option into shares of our common stock at a conversion price of $42.10 or 428,000 shares of our common stock, subject to adjustment. The 6% Debentures are redeemable at our option, in whole or in part, at par.  Effective August 29, 2003, Moody’s Investor Service downgraded the bond rating assigned by Moody’s to the 6% Debentures to a rating of Caa2 from B3.

On February 18, 1998, our Board of Directors authorized the repurchase of up to 600,000 shares of our common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996.  On September 8, 1998, our Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock.  On October 31, 2003, 463,500 shares remained available for repurchase.  No shares were repurchased during 2002 or in the first nine months of 2003.  Stock may be acquired on the open market or through negotiated transactions.  Under the program, repurchases may be made from time to time, depending on market conditions, share price and other factors.  The Foothill Facility requires that we obtain prior consent from Foothill before we repurchase any shares.

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

We believe that the principal sources of liquidity for 2003 will be a result of positive cash flows from the restructurings that have taken place, other cost-cutting measures (implemented during 2003), the sale of a building in the second quarter of 2003, and the anticipated sale in the fourth quarter of one remaining building designated as assets held for sale that is under contract to be sold as of the date of this quarterly report on Form 10-Q.  Circumstances that could materially affect liquidity in 2003 include, but are not limited to, the following:  (i) our ability to meet contractual milestones related to the delivery and integration of our Harmony image generators, (ii) our ability to successfully develop and produce new technologies and products, (iii) our ability to meet our forecasted sales levels during 2003, (iv) our ability to reduce costs and expenses, (v) our ability to maintain our commercial simulation business in light of current economic conditions, and (vi) our ability to consummate the sale of the remaining building currently under contract for sale, on terms favorable to us.

We believe that existing cash, restricted cash, borrowings available under our various borrowing facilities, the sale of a certain building currently held for sale, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months.  At September 26, 2003, our total indebtedness was $24.8 million.  The Foothill Facility expires in December 2004 and the Overdraft Facility expires on December 31, 2003.  If these credit facilities continue to be needed beyond their respective expiration dates, we will attempt to replace them; however, there can be no assurances that we will be successful in renegotiating our existing borrowing facilities or obtaining additional debt or equity financing.  Our cash and restricted cash, subject to various restrictions previously set forth, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases, and other potential cash needs as they may arise.

TRADEMARKS USED IN THIS FORM 10-Q

E&S, Harmony, REALimage, EP, ESIG and TargetView are trademarks or registered trademarks of Evans & Sutherland Computer Corporation.  All other products, services, or trade names or marks are the properties of their respective owners.

Item 3.                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates.  Our international sales, which accounted for 53% of our total sales in the nine months ended September 26, 2003, are concentrated in the United Kingdom, continental Europe, and Asia.  Foreign currency purchase and sale contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  We do not enter into contracts for trading purposes and do not use leveraged contracts.  As of September 26, 2003, we had eight material sales or purchase contracts in a currency other than U.S. dollars and no foreign currency derivative contracts.

We reduce our exposure to changes in interest rates by maintaining a high proportion of our debt in fixed-rate instruments.  As of September 26, 2003, 73% of our total debt was in fixed-rate instruments. Had we fully drawn on our $25 million revolving line of credit with Foothill Capital Corporation and our foreign line of credit, 39% of our total debt would be in fixed-rate instruments.

The information below summarizes our market risks associated with debt obligations as of September 26, 2003.  Fair values have been determined by quoted market prices.  For debt obligations, the table below presents the principal cash flows and related interest rates by fiscal year of maturity.  Bank borrowings bear variable rates of interest and the 6% Debentures bear a fixed rate of interest. The information below should be read in conjunction with Note 3 of Notes to the Condensed Consolidated Financial Statements in Part I of this quarterly report.

	Rate	2003	2004	2005	2006	2007	There- after	Total	Fair Value
Debt

Bank Borrowings	6.9%	$3,100	$3,700	$—	$—	$—	$—	$6,800	$6,800

6% Debentures	6.0%	—	—	—	—	—	18,015	18,015	9,053

Total debt		$3,100	$3,700	$—	$—	$—	$18,015	$24,815	$15,853

Item 4.                                   CONTROLS AND PROCEDURES

As of the end of the quarter ended September 26, 2003, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1.                                   LEGAL PROCEEDINGS

There have been no material developments in the legal proceeding disclosed in E&S’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2003.

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

Item 6.                                   EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

10.1             Amended and restated employment agreement between Evans & Sutherland Computer Corporation and Thomas Atchison, dated July 1, 2003, filed herein.

10.2             Amendment Number Five to the Loan and Security Agreement and Waiver by and between Wells Fargo Foothill and Evans and Sutherland Computer Corporation, dated July 16, 2003, filed herein.

10.3             Amendment Number Six to the Loan and Security Agreement and Waiver by and between Wells Fargo
Foothill and Evans and Sutherland Computer Corporation, dated July 25, 2003, filed herein.

31.1             Certification under Section 302 of the Sarbanes Oxley Act of 2002 of James R. Oyler.

31.2             Certification under Section 302 of the Sarbanes Oxley Act of 2002 of E. Thomas Atchison.

32.1             Certification under Section 906 of the Sarbanes Oxley Act of 2002 of James R. Oyler and E. Thomas Atchison.

(b)         Reports on Form 8-K

•                  On July 17, 2003, the Company furnished to the SEC a Current Report pursuant to Item 9 of Form 8-K, “Regulation FD Disclosure.”  In the Report, the Company disclosed its announcement by press release on the same date of the Company’s financial results for the three and six months ended June 27, 2003.  The Company included in the Report unaudited Summary Statements of Consolidated Operations for the three and six months ended June 27, 2003, Condensed Consolidated Balance Sheets dated June 27, 2003, and December 31, 2002, and the Company’s backlog as of June 27, 2003, and December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date	November 7, 2003	By:	/s/ E. Thomas Atchison
E. Thomas Atchison, Vice President,
Chief Financial Officer, and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)