Form 10-K
period 2003-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2004-03-18
CIK 276283

Use these links to rapidly review the document
EVANS & SUTHERLAND COMPUTER CORPORATION FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2003
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

        The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of June 27, 2003, the last business day of the registrant's most recently completed second fiscal quarter was approximately $27,165,816 based on the closing market price of the Common Stock on such date as reported by The Nasdaq Stock Market.

        The number of shares of the registrant's Common Stock outstanding at February 27, 2004 was 10,486,637.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on May 18, 2004, are incorporated by reference into Part III hereof.

EVANS & SUTHERLAND COMPUTER CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

PART I

ITEM 1. BUSINESS

        The financial data in this Annual Report on Form 10-K for the first three quarters of 2003 has been restated from amounts previously reported. A discussion of the restatement in relation to the affected quarters of 2003 is provided in Note 3 of the Notes to Consolidated Financial Statements. An overview of the restatement is also provided in Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

        Evans & Sutherland Computer Corporation ("Evans & Sutherland", "E&S®", "we", "our", or "the Company") produces high-quality visual systems used to display computer-generated images of the real world rapidly and accurately. With a 35-year history in computer graphics, E&S is widely regarded as both a pioneer and leader in providing the world's most realistic visual systems. We design, manufacture, market and support visual systems to provide simulation training for a wide range of military and commercial applications. We also provide visual systems for planetariums, science centers, and entertainment venues. Our products use a wide range of hardware, from desktop personal computers (PCs) to what we believe are the most advanced image generation and display components in the world.

        E&S was incorporated in the state of Utah on May 10, 1968. Our principal offices are located at 600 Komas Drive, Salt Lake City, Utah 84108, and our telephone number is (801) 588-1000. Through a link on our Web site, www.es.com, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We make our Web site content available for informational purposes only. The information provided on our Web site is not incorporated by reference into this Form 10-K. The above reports and other information are available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

        For more than 30 years, we have had a significant share of the overall market for visual systems. We believe our market share has ranged from 20% to 50%. The market for simulation visual systems varies from year to year, but we have estimated that it is generally in the range of $300 million to $500 million annually. Many visual system providers serve this market, but our most significant competitors are companies that build the entire simulator. These companies sometimes choose to follow a strategy of vertical integration by providing their own visual systems. Other competitors include a number of smaller companies that generally offer components rather than complete visual systems. In addition, large contractors and system integrators sometimes build visual systems from components available in the open market.

        E&S visual systems are extremely important components of a complete simulator because the visual system is the most critical element in creating a realistic immersive environment—the visual system is, by definition, "what you see." Most E&S visual systems are used as part of vehicle simulators, which are models of actual vehicles, such as aircraft cockpits. These simulators are used for training operators as well as for practicing tactics or strategy, which may require the coordinated operation of multiple simulators. Simulators are used in both commercial and military settings and include all types of vehicles operating in space, air, ground, sea or undersea locations. The simulator itself may be built by one of many companies, often the same company that built the actual vehicle.

        We also produce digital planetarium systems, which are based on the same technology as our products for simulation. These systems are essentially simulators of the larger universe, and can create simulated trips through other worlds, or through parts of our own world not accessible to real vehicles.

        Visual systems are made of three major components: a visual computer, a display and a visual database. E&S designs and manufactures all of these components at varying prices and performance levels.

        The computer portion of an E&S visual system is made of hardware and software, which is either designed and manufactured by us or is based on commercially available components. The hardware may be as simple as a standard PC with a commercial graphics card, or as complex as a connected system of multiple racks of sophisticated electronics. The software takes advantage of commercially available programs (such as Microsoft Windows) where possible, augmenting them with E&S-designed software to achieve the required image quality, functionality, and system performance.

        The displays offered by E&S also cover a broad range, from standard computer monitors, to domes (as large as 24 meters in diameter), to cockpit-type displays with complex mirrors and other optics. The image may be projected by different types of equipment, including multiple projector types.

        Visual databases are an important and growing part of our business. The visual database is the "content" that the system will display. Most customers have a desire for more content (visual databases) to enhance the richness and variety of their training and simulations. In addition, visual databases are finding new applications in mission planning, damage assessment, intelligence and other highly-time-sensitive defense and homeland security initiatives. We have developed a sophisticated set of tools to make the development of databases more efficient and less costly, whether built by E&S or by others. E&S has an extensive library of databases, including airports, vehicles, large geographic areas, oceans, and seas with accurate wave dynamics, and special effects.

        All E&S products are supported by an extensive R&D program as well as innovative, customer-tailored service and support. These programs, as well as specific E&S products, are discussed in the Description of Products section of this report.

Description of Products

        E&S offers a full range of visual system products for simulation, strategic visualization and digital theaters. These products are available either as complete systems or subsystems and can include system integration and installation service and support.

Image Generators

        Image generators (IGs) create computer-generated real-time images and send these images to display devices, such as projectors or computer monitors. Primary IG offerings span the full range of price and performance, and simulation of all types of sensors is available, often configured as a separate IG, for nearly all E&S IG products. IGs are used for military and commercial training simulation, strategic visualization and digital theater applications.

        Our high-end products include, EP™-1000CT, EPX™-5000, Harmony® 2 and ESIG® products. EP-1000CT and EPX-5000 are based on E&S's Environment Processor™ (EP) software. EP offers a revolutionary approach to the way visual databases are created, updated, and stored, and it is equipped with a whole-earth database model as part of the standard offering. Unlike traditional systems that use separate databases of specific, contained areas, this whole-earth model provides customers with a trainable database of the entire world, an excellent advantage for long-range flight training. EP-1000CT, introduced in 2002, is designed for commercial airline training and other simulation applications that require turnkey visual systems. EP-1000CT was certified Level D by the Joint Aviation Authority ("JAA") in 2003. EPX-5000, introduced in late 2003, is the top of the line of our EPX (Environment

Processor Technology with Military Extensions) products. EPX-5000 has all the features of the EP-1000CT along with additional functionality required for military training, such as sensor simulation. EPX-5000 shares a common hardware platform with the other E&S high-end image generators, the Pixel Engine™-1. Harmony 2, another of our high-end offerings, operates on our Integrator software but uses the same hardware as the EPX-5000. Typical applications include fast jet and helicopter training.

        The ESIG image generator family has been sold worldwide in both the military and commercial markets for more than a decade. The ESIG product line was one of the most popular IGs in the history of the simulation industry, and continues to operate successfully in thousands of applications, often with E&S service and support. We still supply ESIGs to allow our customers to maintain compatibility with installed systems.

        Our mid-range products include EPX-500 and RenderBeast™. EPX-500, based on the same EPX technology as the EPX-5000, runs on our simFUSION value-added PC IG. EPX-500 is extremely scalable, allowing customers a variety of configurations and price points. RenderBeast, introduced in 2003, is aimed at the design visualization market. RenderBeast is made of a rack of simFUSION® image generators and application specific software that allows engineers and designers to create immersive visualizations of their designs.

        Our low-cost IGs include the simFUSION product family and the EPX-50. The simFUSION value-added PC IG family of products was introduced in 1999. The product's newest version, the simFUSION 6500, we believe offers the best simulation performance for its price. EPX-50 was designed for price-sensitive simulation applications and offers the features of EPX software running on a commercially available PC and a commercially available graphics accelerator board. A true image generator, EPX-50 provides customers with the most realistic scene fidelity, image quality, and performance available using consumer graphics boards.

        Our Digital Theater products include Digistar® 3, Digistar 3 SP, and Digistar II. Digistar 3 is designed for planetariums and domed theaters. It combines a complete color star projection and astronomy package with a fully interactive, real-time 3D computer graphics system (image generator) adding all-dome video playback and digital surround sound. Digistar 3 offers planetariums another unique advantage—it can interact in real time with large audiences. Digistar 3 SP uses the same hardware and software as Digistar 3 projected through a single DLP projector at lower resolution for domes 30 feet in diameter and smaller. Digistar II, a monochrome digital planetarium system, is still offered and supported.

Display Systems

        Display systems consist of projectors, display screens, computer monitors and specialized optics. We offer these display systems in a broad range of configurations, from onboard instrument displays to domes offering a 360-degree field of view, depending on the application. Our fully integrated systems include full dome mosaics, collimated displays, rear projection systems, and retrofits and upgrades. Our display system products include the ESCP® family of calligraphic projectors, the TargetView® family of target projectors, and the VistaView® head-tracked area-of-interest projector. In addition E&S offers supplemental display functions, such as head trackers, night vision goggles, distortion correction and edge blending.

        In 2003, we delivered the first-generation prototypes of our new laser based projector. This projector uses lasers and grating light valves to create images with unprecedented resolution, brightness, contrast and color. In 2004, we plan to build the next generation of prototypes as well as plan to begin delivery of production laser projectors. The first deliveries will go to the United States Air Force and to customers in the digital theater market, then to our other markets in 2005.

Visual Databases, Tools, and Content

        We offer a full complement of database (often referred to as synthetic environments) products and services. In addition to development of new databases, we will update existing databases created by E&S or other companies. We offer a complete set of correlated databases in a variety of industry-standard formats. In addition, E&S has an extensive library of models and textures that includes the majority of the world's major airports and military airfields. We also provide database training and support. In addition, we have an extensive library of shows and show content for our digital theater market. These databases and shows constitute a significant competitive advantage for us.

        In 2003, we introduced our EP and EPX software technology (described below). An extremely important part of this software is the way the software handles the visual databases used to depict the real world. In the past, simulation systems (including those built by E&S) prepared the visual database by first collecting all the needed source data (such as imagery, elevation data, features such as roads and buildings, moving models, etc.), then compiling all this data into a single database to be used by the image generator. The compilation step was difficult and generally lengthy, and resulted in a form that was proprietary to the specific hardware for which it was designed. It was difficult to make any changes in this database, since a change would require that the entire process of compilation be started again.

        In contrast, with EP and EPX, we have launched a revolutionary new way to build and distribute the visual database. As before, the first step is still to collect source data. However, these source materials are not compiled into a single final form. Instead, the individual source elements are kept in their original form and stored in separate files. The EP or EPX software, running on IG hardware, then assembles the source components in real time to create the image just as it is being viewed. In using this method, a "database" is actually a correlated set of source data, not a single, pre-assembled entity.

        We believe this approach provides several significant benefits to our customers. First, it is very easy to make changes and update data, since new information can simply be inserted into the relevant files. The EP or EPX system will identify the new information and use it in the simulation as needed. Second, our customers receive the actual source data, and with appropriate licensing can use it with other systems that they may already have, since it is delivered in standard open formats.

        Finally, all EP and EPX systems are shipped with a whole-earth database already in place. Customers can begin using this database immediately. Later, they can add inserts with more details or with special qualities for any geography of special interest or training value. Each additional area of interest simply adds to the whole-earth background already in place with the system. Airports, military landing sites, mission-rehearsal zones and other items of interest can be added quite simply as inserts in this way.

Complete Training Solutions

        We develop complete custom training solutions, such as the Mission Command Trainer (MCT™) now in training for the United Kingdom's School of Army Aviation (Aviation Command and Tactics Trainer, ACTT). MCT is a low-cost tactics simulator that provides realistic command training, mission planning, and mission rehearsal in a virtual environment against an intelligent virtual enemy.

Customer Support Services

        Customer support services are offered to prime contractors, system integrators and military and commercial end-users. Our service and support product offerings include a customized support package, called EncoreSM, which provides complete maintenance, spares and round-the-clock technical support; SimTech™ Training, which provides training to customers' simulation technicians and engineers; and computer-based training.

Description of Markets

        We operate as one business; providing visual simulation solutions to an international customer base. Our customer base can be categorized into four customer markets: military simulation, commercial simulation, digital theater and strategic visualization.

Military Simulation

        We are an industry leader in providing visual systems to government simulation customers, offering tailored solutions to meet a full range of training requirements. We offer a complete line of products, from low-cost desktop solutions to highly advanced visual systems, to the domestic and international military simulation market. In addition, we offer complete training solutions for tactical command and air traffic control, database development services, custom display systems, and long-term service and support.

        The military simulation market has continued to shrink as funds have been and continue to be diverted to immediate military requirements. As a result, we project this market to remain flat at least for the next year, and then expect to see growth in 2005.

        During 2003, we launched a new visual system product line for military simulation, EPX. EPX is Environment Processor (EP) Technology with Military Extensions. Already in training for commercial aviation applications, EP offers customers unprecedented value, flexibility and reliability. EPX is available in our high-end, mid-range and low cost IG products, EPX-5000, EPX-500 and EPX-50. The EP and EPX systems are the only software products in the simulation industry that can run across a full range of hardware platforms, using the same software and the same databases. This commonality offers customers the significant capability to exactly match hardware performance and cost to their specific application, and to mix different platforms in a total system while maintaining software, database and training commonality.

        EPX features rapid database creation and update, a whole-earth model with high-resolution insets, host compatibility with our ESIG system, revolutionary environment creation tools, legacy database compatibility, and a common sensor architecture. EPX is already gaining market acceptance worldwide.

        Early in 2004, we announced that the U.S. Army has chosen the EPX-50 system for the Close Combat Tactical Trainer (CCTT) visual upgrade program. CCTT is one of the largest simulation programs ever fielded, using the E&S ESIG image generator for nearly 450 simulators for ground warfare operations. The EPX-50 will offer the U.S. Army increased performance and lower cost, while assisting in their transformation objectives to use standardized hardware to reduce costs over time.

        We continue to market and sell other visual systems products in this market, including Harmony 2, simFUSION and ESIG, along with a variety of display systems solutions.

Commercial Simulation

        E&S supplies visual systems to the world's commercial airlines, airframe manufacturers, and independent training providers for pilot training. Developed to meet the exacting statutory requirements of the world's civil aviation authorities, we believe our commercial simulation products have an excellent reputation for quality, reliability and innovation.

        During 2003, commercial airlines reduced their purchases of new aircraft compared to prior years. This resulted in a reduction in the number of new simulators required for training. However, many airlines are upgrading their installed simulators as a cost-effective way to improve training at minimal additional cost. Due to our large share of the installed base of visual systems in this market and because our EP products provide an attractive upgrade path, we have benefited from significant upgrade activity. In 2003, we were successful in securing contracts for both new simulators and upgrades from customers that include Lufthansa, Air France, Southwest Airlines, Emirates, Federal Express, GECAT, Alteon and CHC. We project this market to remain flat with expected market recovery to occur sometime in 2005.

        EP-1000CT received its first JAA Level D certification in May of 2003, and an additional nine systems were certified before the year ended. In 2003, we received an order for an EP-1000CT visual system for a helicopter simulator. This will be the first application of EP-1000CT for this very demanding form of pilot training.

Digital Theater

        E&S uses state-of-the-art visual simulation technology to provide one of the world's most advanced digital theater systems for planetariums, science centers and themed entertainment venues. During 2003, the digital theater market grew and our products gained market share. We expect a rebounding worldwide economy and project funding increases to continue to drive the digital theater market growth into 2004. We believe that the Digistar 3 Laser now being introduced to this market also has the potential to broaden the market and increase our market share.

        Sales of Digistar 3 products in 2003 were strong, with Digistar 3 now sold to or installed in 25 locations around the world. Key wins for Digistar 3 included new installations at planetariums in Hamburg and Kiel, Germany and the Eugenides Foundation in Athens, Greece, which will be open for the 2004 Summer Olympics.

        E&S continues to produce and license show content for Digistar customers. E&S also introduced the Digistar 3 Laser™ to the science center and planetarium community late in 2003. This product was well received, and we expect to receive orders for the first Digistar 3 Laser systems early in 2004.

Strategic Visualization

        In 2002, we began leveraging our simulation technologies and capabilities to address the emerging market for defense, intelligence and homeland security visualization applications. Using our EP technology, we are developing strategic databases, which are special forms of visual databases built to allow visualization of a geographic area for mission planning, mission preview, damage assessment and other time-sensitive applications.

        In 2003, we received a 3-year contract from the Navy's Defense Modeling and Simulation Office to conceptualize, create, and test an architecture and process that will enable imagery and sensor data from disparate sources to be rapidly validated, correlated, distributed and displayed in a standard format. In addition, we provided this visualization technology to ABC News for its coverage of the war in Iraq.

Competitive Conditions

        The primary competitive factors for our visual simulation products in the military, commercial and strategic visualization markets are performance, price, service, and product availability. Many of our competitors in the military and commercial simulation markets, not only provide visual systems, they also build entire simulators and may sometimes choose to follow a strategy of vertical integration by providing their own visual system. Such competitors include Boeing, CAE and Lockheed Martin. Other prime contractors that offer competing visual systems are Flight Safety International and Thales Training and Simulation. Due to these competitive forces, we constantly strive to improve our products in order to offer the best performance possible at a competitive price. We believe our range of products at different price points and performance points, our research and development investments and our ability to design and manufacture value-added parts when not available as commercial parts enable us to compete effectively in this environment and will continue to do so in the foreseeable future. In the military simulation market, we compete primarily with Lockheed Martin Training Systems, CAE and Quantum 3D. In the low-cost, PC-based market, our simFUSION product competes against companies that focus on PC simulation using graphics accelerator cards. In the commercial simulation market we compete primarily with CAE. In the strategic visualization market we compete primarily with General Dynamics, BAE and Northrop Grumman.

        The primary competitive factors in the digital theater market are functionality, performance, price, and access to customers and distribution channels. Our digital theater products compete with traditional optical-mechanical products and digital display systems offered by Konica-Minolta Planetarium Co. Ltd., GOTO Optical Mfg. Co., Carl Zeiss Inc., Spitz, Inc. and Sky-Skan, Inc.

Backlog

        On December 31, 2003, our backlog was $65 million compared with $60 million on December 31, 2002. The 2003 ending backlog contains $9.8 million of government firm, unfunded orders. All government orders included in the 2002 year ending backlog were firm and funded orders. We anticipate that approximately two-thirds of the 2003 backlog will be converted to sales in 2004.

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

        In 2003, direct sales to the U.S. government totaled $15.2 million or 18% of total sales, sales to Thales Training & Simulation Ltd. totaled $7.2 million or 9% of total sales, and sales to The Boeing Company totaled $3.3 million or 4% of total sales.

        In 2002, direct sales to the U.S. government totaled $35.4 million or 29% of total sales, sales to Thales Training & Simulation Ltd. totaled $19.8 million or 16% of total sales, sales to The Boeing Company totaled $17.1 million or 14% of total sales, and sales to Lockheed Martin Corporation totaled $2.9 million or 2% of sales.

        In 2001, sales to the U.S. government totaled $35.1 million or 24% of total sales, sales to Thales Training & Simulation Ltd. totaled $23.9 million or 16% of total sales, sales to The Boeing Company totaled $15.1 million or 10% of total sales, and sales to Lockheed Martin Corporation totaled $1.8 million or 1% of sales.

Seasonality

        We believe there is no inherent seasonal pattern to our business. Sales volume fluctuates quarter-to-quarter due to relatively large and nonrecurring individual sales and customer driven shipping dates.

Intellectual Property

        We own a number of patents and trademarks and we are a licensee under several others. Our portfolio of patents and trademarks is, as a whole, material to our business. However, no one piece of intellectual property is critical to our business, thus no individual piece of our intellectual property is discussed on its own. In the U.S. and internationally, we hold active patents that cover many aspects of our visualization technology. Several patent applications are presently pending in the U.S., Japan and several European countries, and other patent applications are in preparation. We actively pursue patents on our new technology and we intend to vigorously protect our patent rights. We routinely copyright software, documentation and chip masks designed by us and institute copyright registration for such software, documentation and masks when appropriate.

Research & Development

        We consider the timely development and introduction of new products to be essential to maintain a competitive position and to capitalize on market opportunities. Our research and development expenses were $21.7 million, $26.0 million and $32.8 million, in 2003, 2002 and 2001, respectively. As a percentage of sales, research and development expenses were 26%, 21% and 23%, in 2003, 2002 and 2001, respectively. We continue to fund essentially all research and development efforts internally. We anticipate that high levels of research and development will be needed to continue to ensure that we maintain our technical excellence, leadership and market competitiveness.

        As planned, E&S completed the next-generation civil airline product, EP-1000CT, enhanced the simFUSION PC image generator product line, and completed the development of an improved in-line calligraphic projector in 2003. We also leveraged our EP technology for military applications, resulting in the EPX product line. This development included the development of our PC image generator products EPX-50 and EPX-500, which are based on the EPX software architecture. Also, the associated toolset to complement these products, Environment Creation Tool (ECT™), was initiated in 2003. We anticipate completion of these products and toolset in 2004.

        Another focus for our R&D over the past five years has been the development of what we believe is a revolutionary new type of projector. This projector uses lasers and grating light valves to create images with unprecedented resolution, brightness, contrast and color. We developed several prototypes of the laser projector in 2003, including deliveries to the U.S. Air Force. The prototypes used first-generation components to provide proof-of-concept and allowed us to gather data on the applications and reliability of the grating light valves, the lasers, and the electronic components. In 2004, we anticipate we will complete the second generation of the laser projector, and plan to begin delivery of production-ready laser projectors. In addition, in 2004 we anticipate we will develop additional display applications for the laser projector, including planetariums and wide displays used in commercial airline and military simulation applications.

Dependence on Suppliers

        Most of our current parts and assemblies are readily available through multiple sources in the open market; however, a limited number are available only from a single source. In these cases, we either stock adequate inventory to cover the future product demands, or obtain the agreement of the vendor to maintain adequate stock for future demands, and/or attempt to develop alternative components or sources where appropriate.

International Sales

        International sales are calculated based on the location of the purchasing customer and were $45.2 million, $48.4 million, and $49.5 million in 2003, 2002 and 2001, respectively. International sales represented 53%, 39% and 34% of total sales in 2003, 2002 and 2001, respectively. We believe that any inherent risk that may exist in our foreign operations is not material. For additional information on our international sales and long-lived assets by location, see Note 21 of Notes to Consolidated Financial Statements included in Part II of this annual report.

Employees

        As of February 27, 2004, Evans & Sutherland and its subsidiaries employed a total of 364 persons compared to 500 employees as of February 28, 2003. We believe our relations with our employees are good. None of our employees is subject to collective bargaining agreements.

Environmental Standards

        We believe our facilities and operations are within standards fully acceptable to the Environmental Protection Agency and that all facilities and procedures are in accordance with environmental rules and regulations, and international, federal, state and local laws.

Strategic Relationships

        In the normal course of business E&S develops and maintains various types of relationships with key customers and technology partners. These relationships include joint technology and product development agreements, research and development agreements, joint marketing agreements, teaming and joint venture agreements, value-added reseller agreements and original equipment manufacturer agreements. These agreements are of necessity somewhat dynamic in nature to enable us to rapidly address changes in market and customer needs and leverage key trends in related technology areas. It is anticipated that this philosophy will continue in 2004, and agreements will be continued or consummated as necessary to maintain our industry leading position.

Acquisitions and Dispositions

        Pursuant to our most recent quarterly report filed on November 7, 2003, we announced our execution of an agreement to sell one of our buildings for $8 million. The agreement required that we close on the sale no later than December 29, 2003; however, pursuant to the terms of the agreement, the potential buyer elected to terminate the agreement on December 2, 2003, and we did not sell the building. We continue to market the property to prospective buyers.

Business Subject to Government Contract Renegotiation

        A significant portion of the visual simulation business is dependent on contracts and subcontracts associated with government business. The U.S. Government, and other governments, may terminate any of our government contracts and, in general, subcontracts, at their convenience as well as for default based on lack of performance. If any of our government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed; work performed, but not completed; allowable termination or cancellation costs; and a negotiated profit for work performed, but not completed. Depending on the contract, if such an event was to occur, it could materially affect our sales, profits, and cash flow. Historically, our experience indicates that termination for convenience is a rare occurrence.

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

        U.S. government contracts also are conditioned upon the continuing availability of congressional appropriations. Long-term government contracts and related orders are subject to cancellation or restructuring if appropriations for subsequent performance periods become unavailable or are reduced from planned levels. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Consequently, at the outset of a program, a contract may be partially funded, and Congress determines the annual appropriations and authorizations for subsequent fiscal-years in a multi-year contract.

Restructuring

        In the first quarter of 2003, we restructured to reduce our operating costs in line with anticipated sales. As part of this restructuring, we recorded a charge of $1.3 million related to a reduction in force of approximately 50 full-time equivalent employees. In the third quarter of 2003, we restructured to reduce our operating costs in order to operate profitably going forward based on projected sales and expenses. As part of this restructuring, we recorded a total charge of $2.1 million, related primarily to a reduction in force of approximately 70 full-time equivalent employees. We estimate that these restructurings will reduce expenses approximately $7.5 million per year going forward

Forward-Looking Statements and Associated Risks

        This annual report, including all documents incorporated herein by reference, includes certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, including, among others, those statements preceded by, followed by or including the words "estimates," "believes," "expects," "anticipates," "plans," "projects" and similar expressions. See Item 7 Management's Discussion and Analysis of Financial Condition and Results from Operations, included in Part II of this annual report, for a list of some of the forward-looking statements included, in this Form 10-K, and factors that may affect these forward-looking statements.

ITEM 2. PROPERTIES

        Evans & Sutherland's principal executive, engineering, manufacturing and operations facilities are located in the University of Utah Research Park, in Salt Lake City, Utah, where we own five buildings totaling approximately 350,000 square feet. We occupy four buildings and the remaining building is vacant. We plan to sell the building we do not occupy. The buildings are located on land leased from the University of Utah (the "U of U Property") with an initial term of 40 years or longer. All of the buildings are on land leases that expire in 2030, with a ten-year renewal option. All of our interests in the U of U Property are subject to a lien held by Wells Fargo Foothill to secure repayment of the borrowing facility as set forth in Note 12 of the Notes to Consolidated Financial Statements in Part II of this Form 10-K. We hold leases, including our subsidiaries, on several sales, operations, service and production facilities located throughout the United States, Europe and Asia, none of which is material to our manufacturing, engineering or operating facilities. We believe that these properties are suitable for our immediate needs and we do not currently plan to expand our facilities or relocate.

ITEM 3. LEGAL PROCEEDINGS

        In May 2003, a claim was made against the Company by RealVision, Inc. relative to matters arising from the sale of a business unit to RealVision, Inc. in 2001. The parties entered mediation in the fourth quarter of 2003, and continued discussions into 2004. In March 2004, an agreement was reached under which RealVision will receive a settlement in the amount of $2.4 million of which E&S will pay approximately $0.9 million to resolve this claim, with the remainder of the settlement amount being paid by E&S's insurance carrier. The Company has accrued its portion of the settlement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth certain information regarding the executive officers of E&S as of February 27, 2004:

Name	Age	Position
James R. Oyler	57	President and Chief Executive Officer
E. Thomas Atchison	55	Vice President, Chief Financial Officer, and Corporate Secretary
Bob Morishita	53	Vice President Human Resources

        James R. Oyler was appointed President and Chief Executive Officer of Evans & Sutherland and a member of the Board of Directors in November 1994. Before joining Evans & Sutherland, Mr. Oyler served as a Senior Vice President for Harris Corporation. He has nine years of service with E&S.

        E. Thomas Atchison was appointed Chief Financial Officer and Corporate Secretary in July 2003. He joined Evans & Sutherland in 1998 as a Director, when E&S acquired Silicon Reality, Inc., and was appointed Vice President of Manufacturing, Service, and Support in October 2001. At Silicon Reality, Mr. Atchison was Vice President, Operations, Chief Operating Officer, and Chief Financial Officer from October 1997 to June 1998. He has five years of service with E&S.

        Bob Morishita is Vice President of Human Resources. He joined Evans & Sutherland as Compensation Manager in 1982 and was appointed Human Resources Director in 1997 and Human Resources Vice President in 2000. He has 22 years of service with E&S.

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

	HIGH	LOW
2003
First Quarter	$6.90	$5.00
Second Quarter	$6.42	$3.30
Third Quarter	$6.74	$5.25
Fourth Quarter	$6.20	$3.92
2002
First Quarter	$7.35	$5.83
Second Quarter	$10.00	$7.11
Third Quarter	$8.35	$3.72
Fourth Quarter	$6.25	$2.06

Approximate Number of Equity Security Holders

        On February 27, 2004, there were 613 shareholders of record of our common stock. Because brokers and other institutions hold many of our shares on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

        We have never paid a cash dividend on our common stock, as previous retained earnings were used for the operation and expansion of our business. Currently, we have an accumulated deficit. For the foreseeable future, we intend to follow our policy of retaining any future earnings to finance the development and growth of our business. The payment of dividends is restricted under the terms of our credit facilities. See Note 12 of the Notes to Consolidated Financial Statements in Part II of this Form 10-K.

Securities Authorized For Issuance Under Equity Compensation Plans

As of December 31, 2003:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,344,418	$11.33	338,530
Equity compensation plans not approved by security holders	—	—	—

Total	2,344,418	$11.33	338,530

        Stock Purchase Plan—We have an employee stock purchase plan whereby qualified employees are allowed to have up to 10% of their gross pay withheld each pay period to purchase our common stock at 85% of the market value of the stock at the time of the sale. During the period of December 24, 2002, through February 18, 2003, the Employee Stock purchase Plan was inadvertently oversubscribed in the amount of 10,373 shares. On February 27, 2003, our Board of Directors increased the number of shares available under this plan from 500,000 to 800,000 shares, and ratified all prior issuances of shares under the plan. We filed an S-8 Registration Statement registering these shares on April 25, 2003. As of December 31, 2003, 265,751 shares of our Common Stock remain available for future purchase under the Stock Purchase Plan. Our shareholders approved the Stock Purchase Plan on May 24, 2001. Information regarding the employee Stock Purchase Plan is not included in the above table.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data for the five fiscal years ended December 31 are derived from our Consolidated Financial Statements. The selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this annual report. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
For the Year
Sales	$84,776	$122,578	$145,263	$166,980	$200,885
Cost of sales	53,252	78,052	115,823	137,532	127,556
Inventory impairment	14,566	1,392	—	—	13,230

Gross profit	16,958	43,134	29,440	29,448	60,099
Expenses:
Selling, general, and administrative	27,039	27,131	31,374	34,406	44,554
Research and development	21,730	25,970	32,828	44,264	44,358
Restructuring charges	3,416	4,492	2,843	(761)	1,460
Impairment loss	1,151	311	220	—	9,693

Operating expenses	53,336	57,904	67,265	77,909	100,065
Gain on sale of assets held for sale	1,406	1,212	9,000	—	—
Gain on sale of business unit	—	253	774	1,918	—
Gain on curtailment of pension plan	—	3,575	—	—	—

Operating loss	(34,972)	(9,730)	(28,051)	(46,543)	(39,966)
Other income (expense), net	(1,987)	(2,454)	(2,578)	(4,004)	1,009

Loss before income taxes	(36,959)	(12,184)	(30,629)	(50,547)	(38,867)
Income tax expense (benefit)	(971)	(463)	(3,172)	19,023	(15,413)

Net loss	(35,988)	(11,721)	(27,457)	(69,570)	(23,454)
Accretion of redeemable preferred stock	—	—	—	228	228

Net loss applicable to common stock	$(35,988)	$(11,721)	$(27,457)	$(69,798)	$(23,682)

Net loss per common share
Basic and diluted	$(3.44)	$(1.12)	$(2.70)	$(7.45)	$(2.49)
Average weighted number of common shares outstanding:
Basic and diluted	10,471	10,422	10,169	9,372	9,501
At End of Year
Total assets	$93,382	$127,576	$177,353	$216,078	$258,464
Long-term debt, less current portion	18,015	20,685	18,086	25,563	18,015
Redeemable, preferred stock	—	—	—	24,000	23,772
Stockholders' equity	15,566	53,363	64,659	67,634	137,194

Quarterly Financial Data (Unaudited)

        The financial data in this Annual Report on Form 10-K for the first three quarters of 2003 has been restated from amounts previously reported on Forms 10-Q. A discussion of the restatement in relation to the affected quarters of 2003 is provided in Note 3 of the Notes to Consolidated Financial Statements. An overview of the restatement is provided in the introduction to Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Quarter Ended
	March 28	June 27	Sep. 26	Dec. 31(3)
	Restated	Restated	Restated
	(in thousands, except per share data)
2003(1)
Sales	$22,578	$16,010	$20,765	$25,423
Gross profit (loss)	(6,986)	6,086	7,393	10,465
Net income (loss) before income taxes	(24,543)	(5,005)	(8,228)	817
Net income (loss)	(24,275)	(5,124)	(8,040)	1,451
Net income (loss) per share:(2)
Basic	(2.32)	(0.49)	(0.77)	0.14
Diluted	(2.32)	(0.49)	(0.77)	0.14
	Quarter Ended
	March 29	June 28	Sep. 27	Dec. 31
2002
Sales	$32,563	$34,221	$26,592	$29,202
Gross profit	9,594	12,185	11,268	10,087
Net loss before income taxes	(3,872)	(649)	(1,684)	(5,979)
Net loss	(3,189)	(724)	(1,759)	(6,049)
Net loss per share:(2)
Basic	(0.31)	(0.07)	(0.17)	(0.58)
Diluted	(0.31)	(0.07)	(0.17)	(0.58)

(1)
The effects of the restatement, depicted as increases (decreases) to the amounts previously reported, for each quarter restated are detailed below:

	March 28,	June 27,	September 26,
	(in thousands, except per share info)
Sales	$(115)	$(6,186)	$(2,645)
Cost of sales	1,128	(3,634)	(762)
Gross profit	(1,243)	(2,552)	(1,883)
Net income before income taxes	(1,243)	(2,552)	(1,883)
Net income	(1,243)	(2,552)	(1,883)
Income per share: basic and diluted	(0.12)	(0.24)	(0.18)
(2)
Net income (loss) per share is computed independently for each of the quarters presented and therefore may not sum to the total for the year.

(3)
In the fourth quarter of 2003, we reversed $0.5 million in restructure charges that were originally charged as a result of our restructure in the third quarter of 2003. This charge was related to a liability for a license agreement for a certain software tool that we determined to be of no future value to us as a result of the restructure. However, in the fourth quarter of 2003, we were able to negotiate out of the liability related to this software tool license.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto, included herein under Item 8 of this Annual Report. Information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements below. See "Forward Looking Statements" and "Factors That May Affect Future Results," below.

Executive Overview

Business

        Evans & Sutherland Computer Corporation ("Evans & Sutherland", "E&S", "we", "our", or "the Company") produces high-quality visual systems used to display images of the real world rapidly and accurately. E&S is widely regarded as both a pioneer and a leader in providing the world's most realistic visual systems. We design, manufacture, market and support visual systems for simulation with solutions that meet the training requirements for a wide range of military and commercial applications. We also provide this leading-edge visual system technology and experience to planetariums, science centers, and entertainment venues. We develop and deliver a complete line of image generators, displays, databases, services and support products that match technology to customer requirements. Our products and solutions range from the desktop PC to what we believe are the most advanced visual systems in the world.

2003 Highlights and 2004 Outlook

        2003 was an important year for E&S. We made substantial progress resolving many problems from prior years, and achieved initial success with new products and strategies. This combination enabled us to achieve profitable operations in the final quarter of the year and lay the foundation for a return to sustained profitability in the future.

        The problems from past years were in two general categories: large military programs with cost overruns, and declining sales for our products.

        The large military programs, which we refer to in this report as the "Big Six programs", involved the delivery of advanced visual systems in the US and Europe between 1997 and 2003. The total value was over $130 million, which made up a substantial portion of our sales in those years. The programs were complex in many ways, both contractually and technically, and for various reasons we fell behind and incurred large excess costs and penalties, creating losses which we were not able to offset in other parts of the business. While these programs were extremely difficult for us and caused major financial stress, we nevertheless successfully completed and delivered all requirements, with the exception of a few remaining items which we expect to complete in early 2004.

        Declining sales for our products occurred both for external and internal reasons. The primary external reason was a drastic shrinkage in our markets following the events of September 11, 2001. Commercial airlines suffered severe financial disruptions and generally reduced purchases of equipment. In the United States military market, funds were diverted to operational requirements and purchases of simulation equipment fell sharply. Overall, our markets shrank to half their former size, a significant decline in any industry. Internally, we suffered from difficulties with our scheduling systems related to very complex programs and development.

        Our response was to shrink the size of our company in accordance with the size of our markets and with the completion of the Big Six programs, and to install new management and systems. Overall, we reduced employment by about 60% from the peak in 2000, while revenue has fallen by about 50% from the same year. We reduced other recurring costs similarly. In addition, such a drastic reduction in the size of the company led us to reduce excess inventories procured for previously higher sales projections, as well as to recognize other restructuring charges.

        To address the problems that we encountered with the Big Six programs and related development, we installed sophisticated new hardware and software infrastructure to provide more accurate and timely management of information. These systems reached maturity in 2003 in our military market, and we have since had no further problems of the types encountered in earlier military programs such as the Big Six programs. We had scheduled the installation of these same systems in 2004 in our United Kingdom subsidiary, where we manage our commercial airline business. However, prior to their installation we encountered problems there, arising from the incorrect recognition of costs, revenue, and profit on percent-complete contracts. To correct the errors, we restated the first three quarters of 2003 condensed consolidated financial statements, which were previously unaudited. As a result, revenues were reduced and losses were increased for the quarters restated. Despite these actions, our transition to profitability in the fourth quarter was still achieved.

        Throughout this very difficult period, we steadfastly maintained investment in new products as the primary pathway to rebuilding the company once our markets stabilize. We believe that these efforts have now begun to bear fruit, and will do so increasingly during 2004 and the years beyond. In 2003, we introduced new products in both our simulation and digital theater businesses, and delivered first prototypes of our new laser projector. In 2004, we anticipate we will continue to introduce new products in all these markets, with special emphasis on the delivery of the first production-level model of the laser projector. All of the new products have enjoyed enthusiastic acceptance from our customers, enabling us to gain market share in a down market. We believe that our EP (Environment Processor) software is, in fact, revolutionary in its structure and impact on rapid development of databases for training and mission rehearsal, and we believe that the laser projector will revolutionize the market for large-format, high-accuracy displays. We have already received patents on the laser projector, with a large number of additional patents in process but not yet awarded.

        We expect the continued success of our new products to return the company to profitability for the full year 2004, although the pattern of our current order book suggests we are likely to operate moderately below break-even in the first half. Beyond this year, we anticipate a modest recovery in our markets in 2005. In addition, we believe the laser projector will start to ship in higher volumes in 2005 and beyond, contributing a substantial new revenue stream to the company and potentially opening entirely new markets.

        Because of the major cost reductions which we have already completed, and because of our major investment in systems and software for internal operations, our infrastructure is capable of meeting substantially higher sales requirements with very little increase in overhead or fixed costs. Therefore, we believe revenue growth will produce accelerating profit growth.

Results of Operations

	Year Ended December 31,
	2003		2002		2001
Sales	$84,776	100.0%	$122,578	100.0%	$145,263	100.0%
Cost of sales	53,252	62.8	78,052	63.7	115,823	79.7
Inventory impairment	14,566	17.2	1,392	1.1	—	—

Gross profit	16,958	20.0	43,134	35.2	29,440	20.3

Expenses:
Selling, general, and administrative	27,039	31.9	27,131	22.1	31,374	21.6
Research and development	21,730	25.6	25,970	21.2	32,828	22.6
Restructuring charges	3,416	4.0	4,492	3.7	2,843	2.0
Impairment loss	1,151	1.4	311	0.2	220	0.2

Operating expenses	53,336	62.9	57,904	47.2	67,265	46.3
Gain on curtailment of pension plan	—	—	3,575	2.9	—	—
Gain on sale of assets held for sale	1,406	1.6	1,212	1.0	9,000	6.2
Gain on sale of business unit	—	—	253	0.2	774	0.5

Operating loss	(34,972)	(41.3)	(9,730)	(7.9)	(28,051)	(19.3)
Other income (expense), net:	(1,987)	(2.3)	(2,454)	(2.0)	(2,578)	(1.8)

Loss before income taxes	(36,959)	(43.6)	(12,184)	(9.9)	(30,629)	(21.1)
Income tax benefit	(971)	(1.1)	(463)	(0.3)	(3,172)	(2.2)

Net loss	$(35,988)	(42.5)	$(11,721)	(9.6)	$(27,457)	(18.9)

Results of Operations Summary

        Our 2003 sales significantly decreased primarily as a result of current conditions in the military market as military customers diverted funds to more pressing requirements. Deliveries to commercial customers also declined because of cutbacks by airline customers after the terrorist attacks in 2001. We did achieve sales growth in both our PC-based image generators and planetarium systems as a result of strong demand for our new simFUSION and Digistar 3 products.

        Our gross margins also declined in 2003. This was due primarily to a $14.6 million inventory impairment caused by customer order cancellations as the military realigned its spending priorities. However, offsetting the impairment charges was improvement due to essentially completing the six large Harmony programs ("Big Six programs") which have driven significant losses or extremely low margins in prior years. We also saw a decrease in our commercial gross margins, but expect improvements in 2004.

        To offset current market conditions, we executed two restructuring plans in 2003 and reduced our headcount by approximately 120 employees to reduce operating costs and create a cost structure in line with our anticipated sales. These actions were the primary cause of our $4.6 million reduction in our operating expenses from 2002 to 2003.

        We achieved strong reductions in our other expenses as we reduced interest expenses and debt levels in 2003, and reduced income tax expenses.

        More detailed explanations of our 2003 results are provided below.

Consolidated Sales and Gross Profit

        Our total sales were $84.8 million in 2003, compared with $122.6 million in 2002 and $145.3 million in 2001. The 2003 sales decrease was driven mainly by a reduction in sales in the military market. Sales to the military market decreased in 2003 primarily because 2002 contained two large programs with significant final product deliveries. No new programs of this magnitude were awarded during 2003 to produce replacement sales. Also contributing to a decrease in sales to the military market was that approximately 85% of the remaining sales from our Big Six programs were recognized in 2002, while approximately 10% was recognized in 2003. Four of these Big Six programs are now 100% complete and the remaining two are 99.9% complete. Sales to the commercial market also declined in 2003. While orders increased significantly in 2003 from this market, a significant portion of those 2003 orders will routinely be delivered in 2004. In addition, we experienced a slight decrease in service and support sales. Sales of our PC-based image generator increased 70% in 2003 as a result of a strong demand for our new simFUSION products. Sales of our planetarium systems also increased significantly in 2003, 129%, as a result of strong demand for our new Digistar 3 product.

        From 2001 to 2002 sales to the military market decreased primarily as a result of a significant drop in orders over a period of these two years. Orders decreased approximately 35% in 2002 and 24% in 2001. Sales of our PC-based image generator declined approximately 50% in 2002 because the updated simFUSION product line was not launched until the third quarter of 2002 and customers were waiting for the release of this enhanced PC-based image generator. The new simFUSION product generated orders and sales in the third and fourth quarters of 2002. In 2002, sales of our planetarium systems declined 60% as customers delayed their orders of existing products in anticipation of our next generation products, which have now been launched and are producing growth in orders and sales. Sales were also impacted by a worldwide slowdown of demand for planetarium equipment in 2002. In 2001, we also sold our REALimage business and discontinued the operations of our RAPIDsite business; therefore, losing related sales in 2002. These 2002 decreases in sales were partially offset by a slight increase in service and support sales.

        Trends in the commercial and military markets remained unchanged in 2003, and are expected to continue through 2004. In the commercial market, commercial airlines have reduced purchases of new aircraft compared to prior years. This has resulted in a reduction in the number of new simulators they require for training. However, many commercial airlines are upgrading their currently installed simulators. As a result, we have benefited from this change because we had a large share of the installed base of visual systems and because our newly introduced EP-1000CT product provides an attractive upgrade path due to its compatibility with the installed base. Military markets have continued to shrink as funds are diverted to more pressing military requirements. We believe this diversion of funds will continue during 2004, but may result in some pent-up demand in 2005. In the military and commercial markets some large prime contractors, with whom we may subcontract with, are moving the high-margin database and software work in-house instead of subcontracting out to other companies in order to protect their revenues and margins. If this trend continues in future years it could negatively affect our revenues and profitability.

        Our gross margin percentages were 20.0% in 2003, compared with 35.2% in 2002 and 20.3% in 2001. Our 2003 gross margins primarily decreased as a result of a $14.6 million inventory impairment loss. During 2003 certain significant orders that we had expected to receive as of December 31, 2002, and into early 2003 were cancelled by customers. These cancellations were primarily the result of a re-alignment of military spending priorities during the first part of 2003. Accordingly, the future demand for our Harmony 1, ESIG, and TargetView products significantly decreased compared to our prior projections because of these cancellations. As a result, we recorded a $14.6 million impairment to specific inventory during 2003. Note 4 of the Notes to Condensed Consolidated Financial Statements of this annual report on Form 10-K contains a detailed description of this impairment.

        From 2002 to 2003 gross margins percentages on sales to the military market decreased significantly as a result of a majority of the $14.6 million of inventory impairment consisting mainly of products sold in the military market. Offsetting this was a significant reduction in the negative impact that the Big Six programs had. Gross margin percentages on sales to commercial airline customers decreased significantly in 2003 as a result of pricing pressure that is currently in the commercial market and due to cost overruns. In addition, we experienced higher than normal warranty and support costs due to part failures and an increase in our warranty provision for anticipated future warranty costs. These decreases were slightly offset by a small increase in our service & support gross margin percentages.

        From 2001 to 2002 our gross margins increased significantly because the Big Six programs had less of a negative impact in 2002 than in 2001. These six programs heavily contributed either losses or small positive gross margins to 2001's overall gross profit. Additionally, gross margins on sales to commercial airline customers were up as 2002 included both positive adjustments for completing programs below cost estimates and improved overall cost performance. In 2002 gross margin improvements were offset by an inventory impairment loss of $1.4 million related to our restructuring plan decision to exit the simFUSION 4000 product line. The $1.4 million charge encompassed the total value for the simFUSION 4000 inventory on hand. We took this impairment write-off because we anticipated reduced demand for simFUSION 4000 products as a result of customer migration to the updated simFUSION products.

Operating Expenses, Other Items and Taxes

        Our operating expenses were $53.3 million in 2003, compared with $57.9 million in 2002 and $67.3 million in 2001. Selling, general, and administrative ("SG&A") expenses decreased $0.1 million during 2003. We achieved significant SG&A expense reductions primarily as a result of lower headcount and reductions in expenditures for travel, consultants, and facilities costs. However, SG&A expenses remained near the 2002 level because in 2002 we reversed previous bad debt accruals of $0.7 million as a result of improved collection experience. Additionally, our SG&A expenses in 2003 increased as a result of reductions in our rental income, which affect our rent expense. Research and development ("R&D") expenses decreased $4.2 million in 2003 as a result of lower headcount and reduced development expenditures for materials and software.

        SG&A expenses decreased $2.9 million during 2002 as a result of lower headcount, lower labor costs, reduced use of consultants, and lower overheads. Additionally, due to improved collection experience, previous bad debt accruals were reversed, which lowered 2002 SG&A expenses. SG&A also decreased $1.3 million in 2002 compared to 2001 as a result of our sale of the REALimage Solutions Group in 2001. R&D expenses decreased $2.9 million in 2002 as a result of lower headcount, decreased effort on our Integrator software product as it neared completion, and reduced overhead costs. R&D also decreased $4.0 million in 2002 compared to 2001 as a result of our sale of the REALimage Solutions Group in 2001. These R&D decreases were partly offset by one-time material purchases for the development of both our EP-1000 line of new visual systems for commercial simulation and our new PC-based products.

        During 2003, we recorded restructuring charges of $3.4 million related to reductions in force of approximately 120 full-time equivalent employees to reduce operating costs as well as to create a cost structure in line with anticipated sales. We estimate that this restructuring will reduce expenses by approximately $7.5 million per year going forward. We are continuing cost reduction actions in order to further reduce operating expenses to return to profitable performance.

        During 2002, we recorded a restructuring charge of $4.5 million related to a reduction in force of approximately 230 employees in an attempt to reduce the operating cost structure as well as to create a cost structure in line with future sales. We estimate that this restructuring reduced expenses by approximately $14 million per year going forward. During 2001, we recorded a restructuring charge of $2.8 million relating to a reduction in force of approximately 92 employees.

        During 2003, we recognized an impairment loss of $1.2 million on certain fixed assets specifically used to build, test, and demonstrate our Harmony 1 product. During 2002, we recognized an impairment loss of $0.3 million on software licenses that were used by employees who were terminated as a result of the 2002 reduction-in-force actions. During 2001, we recognized an impairment loss of $0.2 million related to the write-off of goodwill acquired in the E&S acquisition of AccelGraphics, Inc. and Silicon Reality, Inc. in 1998.

        During 2002, we recognized a gain on the amendment of our pension plan of $3.6 million. In order to match current market practices, the pension plan was amended to curtail accrual of future benefits. At the same time, the E&S 401(k) plan was amended to permit the Board of Directors to grant additional discretionary matching contributions based on profitability as well as other financial and operational considerations.

        During 2003, E&S recognized a gain on assets held for sale of $1.4 million on the sale of a building. During 2002, we recognized a gain on assets held for sale of $1.2 million on the sale of a building. During 2001, we recognized a gain on the sale of assets held for sale of $9.0 million due to the sale of certain 3D-graphics patents and a gain on the sale of a business unit of $0.8 million as a result of the sale of our REALimage Solutions Group.

        Our other income (expense) was $2.0 million in net expense in 2003, $2.5 million in net expense in 2002, and $2.6 million in net expense in 2001. Interest expense decreased to $1.4 million in 2003 from $1.8 million in 2002 and from $2.5 million in 2001 due to our continued reduction of debt. During 2003 we also benefited from an increase in interest income; however this was offset primarily by a $0.5 million write-down of a nonmarketable investment in Quantum Vision, Inc. Based on our analysis and meeting with Quantum Vision, Inc. in the first part of 2003, we determined this technology would not enhance our own technology or strategic direction.

        Our income tax benefits were $1.0 million in 2003 compared to $0.5 million in 2002 and $3.2 million in 2001. The income tax benefits in 2003 and 2001 were primarily due to the favorable resolution of certain potential tax liabilities of our foreign subsidiaries. The 2002 income tax benefit was the result of a change in the U.S. tax law, which allows us to use additional net operating losses to offset taxable income.

Liquidity and Capital Resources

Overview

        Summary information about our financial position as of December 31, 2003 and December 31, 2002, is presented in the following table (in thousands):

	2003	2002
Cash and cash equivalents	$9,714	$7,375
Restricted cash	765	2,960
Line of credit agreements	(7,685)	(5,213)

Net short term cash/(indebtedness)	2,794	5,122
Long-term debt	(18,015)	(20,685)

Net cash/(indebtedness)	$(15,221)	$(15,563)
Stockholders' equity	$15,566	$53,363

        During 2003 we continued to take actions to adjust our business in order to reach profitability, to complete certain Harmony 1 programs, and to market two of our Salt Lake City buildings for sale. In addition, to bring costs in line with projected sales, we completed two restructurings during the year. We moved closer to completion of the Big Six programs, with only two remaining for final completion at the end of 2003. This allowed us to collect $11.6 million related to these programs. We sold one of the two buildings we had for sale, with cash proceeds of $4.8 million. These events allowed us rely less on our credit facilities during 2003 than in 2002. Our average balance outstanding on the credit facilities was $3.1 million in 2003 compared to $12.3 million in 2002.

        In the first quarter of 2003 we were able to finalize the renewal of both of our lines of credit providing a maximum borrowing capability of $28.0 million. In addition, as discussed under Credit Facilities below, we were in breach of one of the covenants at the end of the first quarter of 2003 that resulted in a waiver and an amended agreement, changing our financial covenants and increasing our interest rates on borrowings. Both line of credit agreements expire in December 2004.

        For 2004, we foresee decreasing reliance on our credit facilities, helped by the expected sale of our last building that remains for sale, to provide cash to fund our operating activities. Over the past three years we have taken actions to reduce our operating cash requirements and our capital expenditure requirements. While these actions have significantly reduced our total operating cash requirements, our current operations may not yield positive cash flow. Circumstances that could materially affect liquidity in 2004 include, but are not limited to, the following: (i) our ability to successfully develop and produce new technologies and products, (ii) our ability to meet our forecasted sales levels during 2004, (iii) our ability to reduce costs and expenses, and (iv) our ability to favorably negotiate a sale agreement related to the one building that is for sale.

        For years beyond 2004, if our projections are broadly correct and our markets start to recover in 2005, we believe that cash from operations will be sufficient for our planned needs. If our projections are incorrect, then we may need to continue to supplement cash from operations with borrowing facilities. In addition, we have the option to use our remaining buildings that are currently not for sale to finance our operations by selling these buildings or using other options available at the time that decision is made. Also, we believe that long-term our investment in research and development and our current product strategy will allow our business to grow; thus future funding requirements are anticipated to be provided from our operating activities.

        We believe that existing cash, restricted cash, borrowings available under our various borrowing facilities, the sale of the one building currently held for sale, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months. At December 31, 2003, our total indebtedness was $25.7 million. Both of our lines of credit expire in December 2004. If we continue to need these credit facilities, we may attempt to replace them; however, there can be no assurances that we will be successful in renegotiating our existing borrowing facilities or obtaining additional debt or equity financing. Our cash and restricted cash, subject to various restrictions previously set forth below, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

Impact of Big Six Programs

        We have six Harmony 1 programs that have had a negative impact on our overall financial condition in prior years. Our work is essentially complete on these programs and we are awaiting final acceptance by end users in two of these programs in order to invoice our last remaining milestones. Four of the Big Six programs are fully invoiced and collected.

        At the end of 2002, costs and estimated earnings in excess of billings on uncompleted contracts relating to the Big Six programs were $8.1 million. Our collections in 2003 were $11.6 million. The Big Six programs balance of cost and estimated earnings in excess of billings on uncompleted contracts at the end of 2003 was $3.3 million. We expect to convert this amount to invoicing and collections in 2004.

Cash Flow

	For the following years ended Dec. 31
	2003	2002	2001
	(In thousands)
Net cash provided by (used in) operating activities	$(771)	$12,039	$(28,312)
Net cash provided by (used in) investing activities	997	(656)	12,416
Net cash provided by (used in) financing activities	2,113	(12,725)	12,701

Increase (decrease) in cash and cash equivalents	$2,339	$(1,342)	$(3,195)

        In 2003 and 2002 our overall liquidity improved as we were able to reduce the magnitude of our reliance on our credit facilities. As a result, in 2003 we were able to maintain much lower borrowing balances compared to prior years, and in 2002 we effectively reduced our borrowings on our lines of credit $12.8 million.

        We were able to accomplish this in three ways. First, the Big Six programs were a significant drain on our cash flow during 2001. In 2002, we made significant progress and neared completion on most of these programs and were able to convert a significant portion of the related costs and estimated earnings in excess of billings on uncompleted contracts into invoicing and then into collections. This trend continued in 2003, where we ended the year with only two of the Big Six programs awaiting final completion. Second, over the last two years we have been selling unneeded facilities in Salt Lake City. In 2003 this provided $4.8 million and in 2002, $2.9 million in cash. Third, in each of the last three years we have taken actions to restructure our business several times, mainly through reductions in force and the sale of non-core businesses, which significantly reduced cash requirements.

        At December 31, 2003, we had working capital of $22.8 million, including cash and restricted cash of $10.5 million, compared to working capital of $56.0 million at December 31, 2002, including cash and restricted cash of $10.3 million. During 2003, we used $0.8 million in our operating activities, generated $1.0 million from our investing activities, and generated $2.1 million from our financing activities.

        In 2003 cash used in our operating activities was mainly attributable to a $36.0 million net loss, offset by non-cash changes primarily consisting of $15.7 million related to asset impairments and $6.8 million related to depreciation and amortization, and decreases in accrued expenses and accounts payables of $3.3 million and $1.2 million, respectively. Accrued expenses decreased as a result of a reduction in our compensation and benefits accruals. This reduction is a result of our headcount reductions during 2003 and 2002. Accounts payables decreased as a result of our improved liquidity in 2003 as well as a result of an overall shrinkage of our business. Cash from our operating activities was provided by an $11.6 million decrease in the net costs and estimated earnings in excess of billings on uncompleted contracts and a $2.4 million increase in customer deposits. Costs and estimated earnings in excess of billings on uncompleted contracts decreased $11.1 million due to the completion and billings of all but two of the Big Six programs. Customer deposits increased due to strong fourth quarter orders from both the commercial simulation and digital theater customer markets.

        In 2002, cash provided by our operating activities was mainly attributable to decreases of $11.9 million in net costs and estimated earnings in excess of billings on uncompleted contracts, $8.8 million in accounts receivables and $3.9 million in inventory. While the $11.7 million loss had a negative impact on cash, it was mainly offset by $9.3 million in depreciation and amortization. Net costs and estimated earnings in excess of billings on uncompleted contracts decreased as a result of a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of approximately $25.7 million primarily due to successful near completion of the Big Six programs and a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of approximately $14.0 million due primarily to $6.0 million in deliveries made in 2002 related to commercial simulation customer orders booked in 2001 and $3.6 million in deliveries made in 2002 related to military simulation product orders in 2001. Also contributing to cash from operations was an $8.8 million decrease in accounts receivable due primarily to collections on the Big Six programs and improved collections overall. The inventory decrease was mainly due to a decrease in raw material requirements as our sales decreased and due to converting work-in-process inventory related to the Big Six programs into cost of sales as these contracts moved further towards completion.

        Cash provided by our investing activities was $1.0 million in 2003. The primary source was the sale of one of our buildings, which provided $4.8 million. This was offset by investments in property, plant and equipment, which used $3.8 million. This is a continuation of our cost reduction plan associated with our restructuring efforts. Investments in property, plant, and equipment were $3.4 million in 2002, $6.6 million in 2001, and $13.9 million in 2000.

        Cash provided by our financing activities was $2.1 million in 2003. This was primarily due to a change in restricted cash that generated $2.1 million. In 2002, we used cash provided from operating activities to mainly reduce our credit facility borrowings by $12.9 million.

Credit Ratings

        Our credit ratings were lowered by Moody's Investor Services ("Moody's") on multiple occasions during 2003. Our 6% Convertible Subordinated Debentures due in 2012 credit ratings were lowered from B2 to Caa2. Our Senior Implied Rating was downgraded from Ba to B3. These credit rating downgrades may affect our future ability to renew our credit facilities, negotiate new credit facilities, and issue debt and equity securities.

        With respect to Moody's, issuers with a Ba rating are judged to have speculative elements and are subject to substantial credit risk. Issuers with a B rating are judged to have speculative elements and are subject to high credit risk. Issuers with Caa ratings are in poor standing with Moody's and subject to very high credit risk. These issuers may be in default, according to Moody's, or there may be present elements of danger with respect to principal and interest. The "1,2,3" modifiers show relative standing within the major categories, 1 being the highest, or best, modifier in terms of credit quality.

        Moody's Senior Implied Ratings are generally employed for speculative grade corporate issuers. The Senior Implied Rating is an opinion of a corporate family's ability to honor its financial obligations and is assigned to a corporate family as if it had a single class of debt and a single consolidated legal entity structure.

Credit Facilities

        We have in place two lines of credit that allow us to bridge the gap between our daily cash requirements and the cash we have on hand, as well as provide for the ability to issue letters of credit. We require access to these lines of credit, or others, in order to operate.

        The ability to issue letters of credit has become more important to our business as sales in countries other than North America and Western Europe have grown and become a larger percentage of our gross sales. Letters of credit in many of these countries are required as part of any final contract.

        In December 2000, E&S entered into a secured credit facility (the "Foothill Facility") with Foothill Capital Corporation ("Foothill") that provided for borrowings and the issuance of letters of credit up to $30.0 million. In December 2002, E&S and Foothill renegotiated and renewed the terms of the Foothill Facility, providing for borrowings and the issuance of letters of credit up to $25.0 million. The

Foothill Facility, among other things, (i) requires E&S to maintain certain financial ratios and covenants, including a combined cash and borrowing availability financial covenant that adjusts each quarter and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year; (ii) restricts our ability to incur debt or liens; sell, assign, pledge or lease assets; merge with another company; and (iii) restricts the payment of dividends and repurchase of any of our outstanding shares without the prior consent of the lender. The Foothill Facility expires in December 2004.

        Borrowings under the Foothill Facility bear interest at the Wells Fargo Bank National Association prevailing prime rate plus 3.0% to 4.5%, depending on the amount outstanding. In addition, the Foothill Facility has an unused line fee equal to 0.375% per annum times the difference between $25 million and the sum of the average undrawn portion of the borrowings, payable each quarter. The Foothill Facility provides Foothill with a first priority perfected security interest in substantially all of our assets, including, but not limited to, all of our intellectual property.

        In March 2003, we were not in compliance with the tangible net worth financial covenant of our Foothill Facility. In July 2003, the Foothill Facility was amended and the March 2003 covenant breach was waived. The amendments deleted the tangible net worth covenant from the Foothill Facility and replaced it with a combined cash and borrowing availability financial covenant that went into effect on June 27, 3003, and is in effect until the Foothill Facility expires. In addition, the interest rate that borrowings bear interest at was amended, from a range of 1.5% to 3.0% to a range of 3.0% to 4.5% over the Wells Fargo Bank, N.A. prevailing prime rate, depending on the amount outstanding. Also, at no time will borrowings under the Foothill Facility bear interest at a rate less than 10.25%. As of December 31, 2003, we were in compliance with all covenants.

        As of December 31, 2003, E&S had $3.7 million in outstanding borrowings and $3.6 million in outstanding letters of credit under the Foothill Facility. Our customers can draw against these letters of credit if we fail to meet the performance requirements contained within the terms of each letter of credit. As of December 31, 2003, no amounts have been accrued for any estimated losses under the obligations, as we believe it is probable that we will perform as required under our contracts. As of February 27, 2004, there were no outstanding borrowings and the outstanding letters of credit were $4.3 million.

        Evans & Sutherland Computer Limited, a wholly-owned subsidiary of Evans & Sutherland Computer Corporation, had a $3.0 million overdraft facility (the "Overdraft Facility") with Lloyds TSB Bank plc ("Lloyds"). At the discretion of Lloyds, the maximum amount borrowed against the Overdraft Facility can be increased for a short period of time that is predetermined by Lloyds. Borrowings under the Overdraft Facility bear interest at Lloyds' short-term offered rate plus 1.75% per annum. As of December 31, 2003, there were $4.0 million in outstanding borrowings. The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds' discretion. The Overdraft Facility expired on December 31, 2003. We have renewed the Overdraft Facility with essentially the same terms, except that the borrowing limit is $2.5 million and it expires on December 31, 2004. Evans & Sutherland Computer Limited executed a letter of negative pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business. Covenants contained in the Overdraft Facility restrict dividend payments from Evans & Sutherland Computer Limited and required maintenance of certain financial covenants. In addition, at December 31, 2003, we had $0.8 million on deposit with Lloyds in a restricted cash collateral amount to support certain obligations that the bank guarantees. As of February 27, 2004, there were not outstanding borrowings.

6% Convertible Subordinated Debentures due in 2012

        As of December 31, 2003, we had approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the "6% Debentures"). The 6% Debentures are unsecured and are convertible at each bondholder's option into shares of our common stock at a conversion price of $42.10 or 428,000 shares of our common stock, subject to adjustment. The 6% Debentures are redeemable at our option, in whole or in part, at par.

Other

        In 2004, we expect capital expenditures to be similar to 2003, spending approximately $3.0 million. There were no material capital expenditure commitments at the end of 2003, nor do we anticipate any over the next several years.

        On February 18, 1998, E&S's Board of Directors authorized the repurchase of up to 600,000 shares of our common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996. On September 8, 1998, our Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. On February 27, 2004, 463,500 shares remained available for repurchase. No shares were repurchased during 2003, 2002, or 2001. Stock may be acquired on the open market or through negotiated transactions. Under the program, repurchases may be made from time to time, depending on market conditions, share price and other factors. The Foothill Facility requires that we obtain prior consent from Foothill before we repurchase any shares.

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

Effects of Inflation

        The effects of inflation were not considered material during fiscal years 2003, 2002, and 2001, and are not expected to be material for fiscal year 2004.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we normally do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which can be established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

        In July 2000, we formed a joint venture with Quadrant Group plc ("Quadrant") known as Quest Flight Training Limited ("Quest"). Quest provides certain equipment, software, training and other goods and services to the U.K. Ministry of Defence ("U.K. MoD") and other related governmental entities with regard to an upgrade of the U.K. MoD E-3D Facility and E-3D Sentry Aircrew Training Services. We have a 50% interest in Quest which is accounted for as an investment under the equity method and therefore is not consolidated in our financial statements. The financial position and operating results of Quest are immaterial to our financial results.

        In connection with the services of Quest to the U.K. MoD, during 2000 we entered into guarantees of various obligations of Quest. As of December 31, 2003, we had four guaranties outstanding related to Quest. Pursuant to the first guaranty, we have guarantied, jointly and severally with Quadrant, the performance of Quest in relation to its contract with the U.K. MoD. If Quest fails to meet its obligations under the contract then we (and Quadrant) are required to perform under the terms of the contract. Due to the length of the contract and the uncertainty of performance for which we would be liable if Quest fails to perform, we cannot estimate the maximum amount of possible future payments. This guaranty is in place until 2030. Pursuant to the second guaranty, we have guarantied, jointly and severally with Quadrant, up to a maximum amount of £1.0 million ($1.8 million as of December 31,

2003), the performance of Quest, where not subcontracted, and the performance of Quest where subcontracted, and the subcontractor is not liable to meet its obligation due to any limitation of liability in the sub-contract agreement, thus preventing Quest from meeting its obligation under its contract with the U.K. MoD. This guaranty is in place until 2020. Pursuant to the third guaranty, we have pledged our equity shares in Quest to guaranty payment by Quest of a loan agreement executed by Quest. The loan agreement terminates in 2020. The pledge of our equity shares in Quest will expire at such time as Quest's obligations under the loan agreement are satisfied or the date on which the loan agreement is otherwise terminated. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. Pursuant to the fourth guaranty, we have guarantied payment, up to a maximum of £0.13 million ($0.2 million as of December 31, 2003), in the event that Quest has a default event, as defined by its loan agreement. This guaranty is in place until 2020. As of December 31, 2003, no amounts have been accrued for any estimated losses under these guaranties because we believe that Quest will meet all of its performance and financial obligations in relation to its contract with the U.K. MoD. However, if we are required to perform under any or all of the four guaranties, it could have a material adverse impact on our operating results and liquidity.

Contractual Obligations

        The impact that our contractual obligations as of December 31, 2003, are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Long-term debt, including current portion(1)	$25,700	$7,685	$—	$—	$18,015
Operating lease obligations	12,582	1,330	1,592	855	8,805
Purchase obligations(2)	1,447	923	524	—	—

Total(3)	$39,729	$9,938	$2,116	$855	$26,820

(1)
Amounts represent the expected cash payments of our long-term debt and our credit facilities, and do not include any fair value adjustments or bond premiums or discounts.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on E&S and that specify all significant terms, including: fixed or minimum quantities to be purchased and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(3)
We estimate that we will make no contributions to any of our pension and post-retirement plans in fiscal year 2004, and we currently have no plans to make contributions beyond fiscal year 2004, unless required to by statutory funding requirements.

Restatement of 2003 Quarterly Financial Statements

        The financial data in this Annual Report on Form 10-K for the first three quarters of 2003 has been restated from amounts previously reported for the correction of certain accounting errors. A discussion of the restatement in relation to the affected quarters of 2003 is provided in Note 3 of the Notes to Consolidated Financial Statements. All information presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement.

Management Overview

        Restatement of Financial Information.    We restated certain of our previously filed unaudited condensed consolidated financial statements for the three fiscal quarters ended March 28, 2003, June 27, 2003 and September 26, 2003 for the correction of accounting errors identified by management.

        The aggregate effect of the restatement decreased sales previously reported for the first three quarters of 2003 by an aggregate of $8.9 million, increased net loss previously reported for these periods by an aggregate of $5.7 million and increased the loss per share by $0.12, $0.24 and $0.18 for the fiscal quarter ended March 28, June 27 and September 26, 2003, respectively.

        Background on the Restatement.    During our 2003 year-end close process and review, we discovered certain errors that affected our previously issued quarterly unaudited condensed consolidated financial statements of the first three quarters of 2003. Accordingly, our 2003 quarterly unaudited, condensed consolidated financial statements have been restated.

        The adjustments reflected in the restatement resulted from the incorrect application of certain accounting principles at our wholly-owned subsidiary, Evans & Sutherland Computer Limited, that we determined were in error as a result of our in depth review of all aspects of the matter.

        Management and the Audit Committee took a leadership role in assessing these issues and in taking corrective action. Management performed an in depth review into several accounting issues that arose in connection with the restatement, as more specifically described in Note 3 of the Notes to Consolidated Financial Statements included in this Form 10-K. Following our in depth review, we concluded that while there were material weaknesses in our control environment, we cannot conclude that there was misconduct or that our employees intentionally used improper accounting practices to manipulate earnings or that there was any fraud or intentional misconduct on the part of our officers or employees. Item 9A of this Annual Report on Form 10-K provides a description of actions we have taken to improve our internal controls and procedures based on our review of our accounting and reporting policies.

Critical Accounting Policies

        The policies discussed below are considered by management to be critical to an understanding of E&S's financial statements. Their application places significant demands on management's judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. A summary of significant accounting policies can be found in Note 2 of the Notes to Consolidated Financial Statements. For all of these policies, management cautions that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

Accrued Expenses

        Accrued expenses include amounts for liquidated damages and late delivery penalties (See Note 10 of the Notes to Consolidated Financial Statements). While current contracts could include additional liquidated damages and late delivery penalties, we have included all amounts management believes E&S is liable for as of December 31, 2003. These liquidated damages are based primarily on estimates of project completion dates. To the extent completion dates are not consistent with our estimates, these damage and penalty accruals may require additional adjustments.

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

Recent Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised Financial Accounting Standard No. 132 ("SFAS 132 (revised)"), "Employer's Disclosures about Pension and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106." SFAS 132 (revised) revises employer's disclosure about pension plans and other post retirement benefits. SFAS 132 (revised) does not change the recognition or measurement of those plans required by SFAS Nos. 87, 88, and 106. It retains the disclosure requirements of the original SFAS 132 as well as requires additional disclosures about the assets, obligations, cash flow, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Certain of the additional disclosure are required for fiscal years ending after December 15, 2003, and are included in the notes to these consolidated financial statements as applicable.

        In December 2003, the FASB issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN46R"). FIN46R clarifies the application of ARB No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. Among other changes, the revisions of FIN46R (a) clarified some requirements of the original FIN46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004. Under these guidelines, we will adopt FIN46R in the first quarter of fiscal 2004. The adoption of this interpretation is not expected to have a material effect on our business, results of operations, financial position, or liquidity.

        In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our financial statements.

        In May 2003, FASB's Emerging Issues Task Force (EITF) finalized EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this EITF Issue 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue 00-21 applies to all deliverables within contractually binding arrangements in all industries under which a vendor will perform multiple revenue-generating activities, except as noted in the Issue. EITF Issue 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue 00-21 did not have a material impact on our financial statements.

        In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 ("SFAS 149"), "Amendment to Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on our financial statements.

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

        These forward-looking statements include, but are not limited to, the following statements:

  •
  Our belief that the 2003 restructurings will reduce expenses approximately $7.5 million per year going forward.

  •
  Our belief that the 2002 restructurings did reduce expenses by approximately $14 million per year going forward.

  •
  Our belief that we will make no contributions to any of our pension and post-retirement plans in fiscal year 2004, unless required to by statutory funding requirements.

  •
  Our belief that a settlement agreement we entered into in 2003 with one of our customers will result in no more than $1.2 million in additional costs in 2004.

  •
  Our belief that our properties are suitable for our immediate needs.

  •
  Our belief that the ultimate disposition of various legal claims and other contingent matters will not have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

  •
  Our belief that our newest PC image generator, the simFUSION 6500, offers the best simulation performance for its price.

  •
  Our belief that the Digistar 3 Laser has the potential to broaden the market and increase our market share.

  •
  "Our belief that our range of products at different price points and performance points, our research and development investments and our ability to design and manufacture value-added parts when not available as commercial parts will continue to enable us to compete effectively in this environment in the foreseeable future.

  •
  Our belief there is no inherent seasonal pattern to our business.

  •
  Our belief that any inherent risk that may exist in our foreign operations is not material.

  •
  Our belief that our relations with our employees are good.

  •
  Our belief that our continued strategy of investment in new products and product development as the primary pathway to rebuilding the company will continue to be successful during 2004 and the years beyond.

  •
  Our belief that our laser projector, when fully developed, will revolutionize the market for large-format, high accuracy displays.

  •
  Our belief that customers in the military market will continue to divert funds to more pressing military requirements during 2004 resulting in this market showing no growth, and that this may result in pent up demand and growth in 2005.

  •
  Our belief that, cash from operations will be sufficient for our planned needs in 2005 and later, and that our business will grow, if our markets recover in 2005 and we maintain our long-term investment in research and development and our current product strategy.

  •
  Our belief that existing cash, restricted cash, borrowings available under our various borrowing facilities, the sale of the one building currently held for sale, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months.

  •
  Our belief we will perform under the conditions of our letters of credit and therefore incur no losses in 2004 or future years.

  •
  Our belief that Quest will meet all of its performance and financial obligation in relation to its contract with the U.K. MoD and we will therefore incur no losses as a result of our guarantees.

  •
  Our belief that based upon our current level of operations and anticipated growth, that available cash flow, together with available credit, will be adequate to meet our financial needs.

  •
  Our belief that our internal controls and procedures and our disclosure controls and procedures have now been improved due to the scrutiny of such controls and procedures and that they will continue to improve as we complete the implementation of the actions described in Item 9A.

  •
  Our belief that the commercial simulation market will remain flat in 2004 and start to recover and grow in 2005.

  •
  Our belief that we will see a rebounding worldwide economy and project funding increases to continue to drive the digital theater market growth into 2004.

  •
  Our belief we will receive orders for the Digistar 3 Laser systems in early 2004.

  •
  Our belief that we will complete the remaining two Big Six programs in early 2004.

  •
  Our belief that the continued success of our new products will result in a return of profitability for the full year 2004, although the pattern of our current order book suggests we are likely to operate moderately below break-even in the first half.

  •
  Our belief that our commercial simulation products gross margins will increase in 2004.

  •
  Our belief that 2003 trends in the commercial and military markets will continue in 2004.

  •
  Our belief that we will convert the December 31, 2003, $3.3 million balance of cost and estimated earnings in excess of billings on uncompleted contracts related to the Big Six programs to invoicing and collections in 2004.

  •
  Our belief that capital expenditures in 2004 will be similar to capital expenditures in 2003.

  •
  Our belief that the effects of inflation will not be material for fiscal year 2004.

  •
  Our belief that we will continue to see increased competition in the markets we operate in.

  •
  Our belief that we will continue to have a limited number of customers to account for a substantial portion of our sales in the foreseeable future.

  •
  Our belief that international sales will continue to be a significant portion of our overall business in the foreseeable future.

  •
  Our belief that approximately two-thirds of the 2003 backlog will be converted to sales in 2004.

  •
  Our belief that high levels of research and development will be needed to continue to ensure that we maintain our technical excellence, leadership and market competitiveness.

  •
  Our expectation that we will complete development of certain products and related toolsets in 2004.

  •
  Our philosophy related to certain strategic relationships we enter with certain key customers and technology partners will continue in 2004, and agreements will be continued or consummated as necessary to maintain our industry leading position.

  •
  Our expectation that there will be no material capital expenditure commitments over the next several years.

  •
  Our belief we will begin delivery of our next generation of laser projector prototypes, as well as begin to delivery of production laser projectors in 2004.

  •
  Our belief we will sell the building we do not occupy in 2004.

  •
  Our expectation that we will continue to make significant investment in research and development

  •
  Our expectation that the first deliveries of the laser projector will go to the United States Air Force and to customers in the digital theater market, then to our other markets in 2005.

  •
  Our belief that visual databases are an important and growing part of our business.

  •
  Our expectation that we will continue to introduce new products in our markets, with special emphasis on the delivery of the first production-level model of the laser projector in 2004.

  •
  Our expectation that our laser projector will start to ship in higher volume in 2005 and beyond, contributing a substantial new revenue stream to the company and potentially opening entirely new markets.

  •
  Our belief that our infrastructure is capable of meeting substantially higher sales requirements with very little increase in overhead or fixed costs, thus resulting in accelerating profit growth as revenue grows.

  •
  Our expectation that we will have a decreasing reliance on our credit facilities, helped by the expected sale of our last building that remains for sale, to provide cash to fund our operating activities in 2004.

  •
  Our belief that we can use our remaining buildings that are currently not for sale to finance operations or use other options that may be available to us in future years.

  •
  Our belief that our anticipated revenue growth will produce accelerated profit growth.

  •
  Our belief that our recent progress resolving historical problems and our initial successes with new product and strategies has laid the foundation for a return to sustainable profitability in the future.

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

Cash Flow May Be Insufficient to Guarantee Access to Capital and Retire Existing Debt

        If the company does not generate sufficient earnings to increase its cash position, then our ability to obtain future capital and to repay existing debt will be reduced. While we have significantly reduced our debt in the last two years, we still have both short term and long term debt.

        The long term debt is in the form of convertible preferred bonds due in 2012. A portion of our short term debt bears interest at variable rates. Any increase in interest rates will reduce funds available to us for our operations and future business opportunities.

Our Business Model Is Changing and May Not Produce Consistent Earnings

        Our success depends on our ability to compete in an industry that is highly competitive, with rapid technological advances and constantly improving products in both price and performance. In most market areas in which we operate we are experiencing increased competition, and we expect this trend to continue.

        When new systems are ordered, prices are below similar systems in the past. This condition requires a new business model to be successful in the market for visual systems. The new business model emphasizes smaller systems and associated hardware revenue, with more dependence on software, databases, and support services.

        While E&S has made significant progress in adapting to this business model by introducing products emphasizing the new factors for success, there is no assurance that this model will achieve its full objectives and ensure profitability in the future.

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

  •
  consolidate with other entities.

        We must also meet certain financial ratios and tests, including a combined cash and borrowing availability financial covenant that adjusts each quarter and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year. Failure to comply with the obligations contained in the credit documents could result in an event of default, and possibly the acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions. Due to Foothill's amendments and waivers on July 16, 2003 and July 25, 2003, of E&S's noncompliance with financial covenants on March 28, 2003, we were in compliance with our financial covenants as of December 31, 2003. Should the need arise, we will negotiate with our lenders to modify and expand various financial covenants, however, no assurance can be given that such negotiations will result in modifications that will allow us to continue to be in compliance or otherwise be acceptable to us.

Competitors May Infringe Our Intellectual Property

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

        Specifically, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce our intellectual property rights. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which we offer or intend to offer our products and services to the same extent as in the United States. Failure to adequately protect our intellectual property could harm or even destroy our brands and impair our ability to compete effectively. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources and may not prove successful.

        These factors all become more important as we rely more on software and other forms of intellectual property that are more difficult to control than hardware.

Military Markets May Not Recover, Depressing Our Revenue and Earnings

        Since September 11, 2001 both commercial and military markets for our products have declined significantly. The size of this decline was unprecedented in our industry, and has created a condition of gross oversupply and extreme competition. This condition has put intense pressure on prices and margins, as well as forcing every company to significantly reduce costs and operating expenses used in the production of visual systems.

        While commercial markets have begun to recover, military markets have not yet produced significant new revenue. In the US, the reduction in military spending for visual systems is generally due to the demands of overseas deployments, while in Europe defense budgets have been under pressure for a number of years.

        There is no assurance that military spending will recover in the years ahead, leading to continued pressure on our revenue and earnings.

The Market for Visual Systems May Not Support Our Current R&D Spending

        In a very fragmented market, there may be insufficient business to support current Research and Development. The market for visual systems is unusual in that it is a small market that requires specialized and expensive R&D to achieve optimal results.

        Unless there is significant consolidation among competitors, the market may be too small to support any company large enough to invest in the necessary R&D. Currently, only two companies are significantly investing in visual system R&D—E&S, which invests its own funds, and CAE, whose R&D is supported by Canadian government subsidies.

        E&S has addressed this situation by sharply targeting its R&D. We believe our R&D is highly efficient at this time, but we have no assurance that the market will provide sufficient earnings in the future to continue this program.

Prime Contractors May Bring Workshare into Their Own Company and Decrease the Demand for E&S Products

        Large prime contractors in the defense and aerospace industry have encountered the same competitive pressures described earlier for simulation and training revenue. To protect their own revenue and margins, most have responded by putting pressure on smaller suppliers, as well as bringing work in-house to protect established engineering organizations wherever possible.

        This trend has, in effect, created new competitors for E&S's traditional business. These in-house engineering groups attempt to do only the most profitable work, such as software and databases, and leave hardware to others. Often the costs of these efforts are not visible to the end customer because they are part of a much larger contract.

        If these trends continue and the end customers accept the results, they could reduce demand for the most profitable future portions of our revenue stream and business model, software and databases.

We May Not Continue to be Successful if We Are Unable to Develop, Produce and Transition Our Products

        Our continued success depends on our ability to develop, produce and transition technologically complex and innovative products that meet customer needs. We have no assurance that we will be able to successfully continue such development, production and transition.

        The development of new technologies and products is increasingly complex and expensive, which among other risks, increases the risk of product introduction delays. The introduction of a new product requires close collaboration and continued technological advancement involving multiple hardware and software design and manufacturing teams within E&S as well as teams at outside suppliers of key components. The failure of any one of these elements could cause our new products to fail to meet specifications or to miss the aggressive timetables the market demands.

        The process of planning and managing production, inventory levels, and delivery schedules also is increasingly complex. There is no assurance that acceptance of and demand for our new products will not be affected by delays in this process.

Changes in Government Priorities May Impact the Military Simulation Market

        During the last several years significant changes have been taking place in budget priorities for both US and international government spending, especially military spending. Some of these changes have resulted in delays or reductions of purchases of visual systems. While we have downsized our company in accordance with these changes, we have no assurance that such delays will not continue to occur or accelerate and cause further declines in our revenue from this market.

We Depend on Several Significant Customers and our Net Sales Could Suffer if Their Purchases Decline

        We currently derive a significant portion of our sales from a limited number of non-U.S. government customers. The loss of any one or more of these customers could have a material adverse effect on our business, financial condition and results of operations. We were dependent on five of our non-U.S. government customers for approximately 25% of our consolidated sales in 2003. We expect that sales to a limited number of customers will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that sales from this limited number of customers will continue to reach or exceed historical levels in the future. We do not have supply contracts with any of our significant customers.

Our Operations Could Be Hurt by Terrorist Attacks and Other Activities that Make Air Travel Difficult or Reduce the Willingness of Our Commercial Airline Customers to Purchase Our Simulation Products

        During 2003, $20.0 million, or 24% of our total revenue generated was derived from sales of our simulation products to commercial airline companies and other third parties in the commercial airline industry. The demand for our various commercial simulation products and services is heavily dependent upon new orders from these commercial airline customers. In the event terrorist attacks or other activities make air travel difficult or reduce the demand or willingness of our customers to purchase our commercial simulation products, our revenue may decline substantially.

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

We May Face Risks Related to an SEC Investigation and Securities Litigation in Connection with the Restatement of our Financial Statements.

        We are not aware that the SEC has begun any formal or informal investigation in connection with accounting errors requiring restatement of 2003 quarterly financial statements for the first three quarters, or that any laws have been violated. However, if the SEC makes a determination that the Company has violated Federal securities laws, the Company may face sanctions, including, but not limited to, monetary penalties and injunctive relief. In addition, the Company or its officers and directors could be named defendants in civil proceedings arising from the restatement. We are unable to estimate what our liability in either event might be.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates. Our international sales, which accounted for 53% of our total sales in 2003, are concentrated in the United Kingdom, continental Europe and Asia. Foreign currency purchase and sale contracts may be entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. We do not enter into contracts for trading purposes and do not use leveraged contracts. As of December 31, 2003, we had nine material sale or purchase contracts in currencies other than U.S. dollars. As of December 31, 2003, we had no foreign currency derivative contracts.

        We reduce our exposure to changes in interest rates by maintaining a high proportion of our debt in fixed-rate instruments. As of December 31, 2003, 70% of our total debt was in fixed-rate instruments. Had we fully drawn on our $25 million revolving line of credit with Foothill Capital Corporation and our foreign line of credit, 39% of our total debt would be in fixed-rate instruments.

        The information below summarizes E&S's market risks associated with debt obligations as of December 31, 2003. Fair values have been determined by quoted market prices. For debt obligations, the table below presents the principal cash flows and related interest rates at year end by fiscal year of maturity. Bank borrowings bear variable rates of interest and the 6% Debentures bear a fixed rate of interest. The information below should be read in conjunction with Note 12 of the Notes to Consolidated Financial Statements in Part II of this annual report.

	Rate	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Debt
Bank Borrowings	6.1%	$7,685	—	—	—	—	—	$7,685	$7,685
6% Debentures	6.0%	—	—	—	—	—	$18,015	$18,015	$10,291

Total debt		$7,685	—	—	—	—	$18,015	$25,700	$17,976

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following constitutes a list of Financial Statements included in Part II of this report:

  •
  Consolidated Balance Sheets as of December 31, 2003 and 2002

  •
  Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2003

  •
  Consolidated Statements of Comprehensive Loss for each of the years in the three-year period ended December 31, 2003

  •
  Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2003

  •
  Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003

  •
  Notes to Consolidated Financial Statements for each of the years in the three-year period ended December 31, 2003

        The following consists of a list of Financial Statement Schedules included in Part IV of this report:

  •
  Schedule II—Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2003

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans & Sutherland Computer Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      KPMG LLP

Salt Lake City, Utah
March 12, 2004

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$9,714	$7,375
Restricted cash	765	2,960
Accounts receivable, less allowances for doubtful receivables of $351 in 2003 and $856 in 2002	22,298	22,481
Inventories, net	15,973	31,373
Costs and estimated earnings in excess of billings on uncompleted contracts	10,922	22,083
Prepaid expenses and deposits	4,731	4,487
Assets held for sale	2,463	5,793

Total current assets	66,866	96,552
Property, plant and equipment, net	24,115	28,288
Investments	2,011	2,002
Other assets	390	734

Total assets	$93,382	$127,576

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$53
Line of credit agreements	7,685	5,213
Accounts payable	8,446	9,671
Accrued expenses	12,526	13,093
Customer deposits	3,928	1,507
Billings in excess of costs and estimated earnings on uncompleted contracts	11,499	11,022

Total current liabilities	44,084	40,559
Long-term debt	18,015	20,685
Pension and retirement obligations	15,717	12,969

Total liabilities	77,816	74,213
Commitments and contingencies (Notes 8, 11, and 15)
Stockholders' equity:
Preferred stock, no par value; authorized 10,00,000 shares; no issued and no outstanding shares	—	—
Common stock, $0.20 par value; authorized 30,000,000 shares; issued 10,836,072 in 2003 and 10,806,040 in 2002	2,167	2,161
Additional paid-in-capital	49,575	49,413
Common stock in treasury, at cost; 352,500 shares	(4,709)	(4,709)
Retained earnings (accumulated deficit)	(29,148)	6,840
Accumulated other comprehensive loss	(2,319)	(342)

Total stockholders' equity	15,566	53,363

Total liabilities and stockholders' equity	$93,382	$127,576

See accompanying Notes to the Consolidated Financial Statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2003	2002	2001
Sales	$84,776	$122,578	$145,263
Cost of sales	53,252	78,052	115,823
Inventory impairment	14,566	1,392	—

Gross profit	16,958	43,134	29,440

Expenses:
Selling, general, and administrative	27,039	27,131	31,374
Research and development	21,730	25,970	32,828
Restructuring charges	3,416	4,492	2,843
Impairment loss	1,151	311	220

Operating expenses	53,336	57,904	67,265
Gain on sale of assets held for sale	1,406	1,212	9,000
Gain on curtailment of pension plan	—	3,575	—
Gain on sale of business unit	—	253	774

Operating loss	(34,972)	(9,730)	(28,051)
Other income (expense):
Interest income	412	25	31
Interest expense	(1,376)	(1,839)	(2,456)
Loss on write-down of investment securities	(500)	(16)	(306)
Gain on sale of investment securities	—	27	538
Other	(523)	(651)	(385)

Total other income (expense), net	(1,987)	(2,454)	(2,578)

Loss before income taxes	(36,959)	(12,184)	(30,629)
Income tax benefit	(971)	(463)	(3,172)

Net loss	$(35,988)	$(11,721)	$(27,457)

Net loss per common share:
Basic and diluted	$(3.44)	$(1.12)	$(2.70)

Basic and diluted weighted average common shares outstanding	10,471	10,422	10,169

See accompanying Notes to the Consolidated Financial Statement

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Net loss	$(35,988)	$(11,721)	$(27,457)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	14
Unrealized gain (loss) on securities	444	29	(4)
Minimum pension liability adjustment (Note 11)	(2,421)	—	—

Other comprehensive income (loss) before income taxes	(1,977)	29	10
Income tax expense related to items of other comprehensive income (loss)	—	—	—

Other comprehensive income (loss), net of income taxes	(1,977)	29	10

Comprehensive loss	$(37,965)	$(11,692)	$(27,447)

See accompanying Notes to the Consolidated Financial Statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended December 31, 2003, 2002 and 2001

(In thousands)

	Common Stock				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Treasury Stock
	Shares	Amount					Total
Balance at December 31, 2000	9,772	$1,954	$24,752	$(4,709)	$46,018	$(381)	$67,634
Issuance of common stock for cash	67	14	458	—	—	—	472
Other comprehensive income	—	—	—	—	—	10	10
Net loss	—	—	—	—	(27,457)	—	(27,457)
Conversion of preferred stock for common stock	901	180	23,820	—	—	—	24,000

Balance at December 31, 2001	10,740	2,148	49,030	(4,709)	18,561	(371)	64,659
Issuance of common stock for cash	66	13	383	—	—	—	396
Other comprehensive income	—	—	—	—	—	29	29
Net loss	—	—	—	—	(11,721)	—	(11,721)

Balance at December 31, 2002	10,806	2,161	49,413	(4,709)	6,840	(342)	53,363
Issuance of common stock for cash	30	6	162	—	—	—	168
Other comprehensive income	—	—	—	—	—	(1,977)	(1,977)
Net loss	—	—	—	—	(35,988)	—	(35,988)

Balance at December 31, 2003	10,836	$2,167	$49,575	$(4,709)	$(29,148)	$(2,319)	$15,566

See accompanying Notes to the Consolidated Financial Statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(35,988)	$(11,721)	$(27,457)
Adjustments to reconcile net loss to net cash provided by (used in) operating activies:
Depreciation and amortization	6,782	9,311	13,709
Gain on sale of business unit	—	(253)	(774)
Gain on curtailment of pension plan	—	(3,575)	—
Inventory impairment	14,566	1,392	—
Impairment loss	1,151	311	220
Gain on sale of assets held for sale	(1,406)	(1,212)	(9,000)
Loss on disposal of property, plant, and equipment	16	40	130
Gain on sale of investment securities	—	(27)	(538)
Write-down of investment	500	16	306
Provisions for losses on accounts receivable	68	(734)	2,358
Provision for excess and obsolete inventory	1,499	1,802	943
Provision for warranty expense	2,274	617	2,197
Other	107	214	(48)
Change in assets and liabilities:
Accounts receivable	333	8,769	1,698
Inventories	141	3,898	(786)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	11,638	11,900	12,520
Prepaid expenses and deposits	(328)	(181)	508
Accounts payable	(1,225)	(1,832)	(15,584)
Accrued expenses	(3,320)	(4,553)	(8,456)
Customer deposits	2,421	(2,143)	(258)

Net cash provided by (used in) operating activities	(771)	12,039	(28,312)

Cash flows from investing activities:
Proceeds from sale of investment securities	—	39	3,780
Proceeds from sale of business unit	—	—	6,300
Purchases of property, plant and equipment	(3,767)	(3,394)	(6,646)
Proceeds from sale of property, plant and equipment	4	—	26
Proceeds from sale of assets held for sale	4,760	2,917	9,000
Decrease (increase) in other assets	—	(218)	(44)

Net cash provided by (used in) investing activities	997	(656)	12,416

Cash flows from financing activities:
Net borrowings (payments) on line of credit agreements	(250)	(12,965)	13,009
Decrease (increase) in restricted cash	2,195	(156)	(780)
Proceeds from issuance of common stock	168	396	472

Net cash provided by (used in) financing activities	2,113	(12,725)	12,701

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	14

Net change in cash and cash equivalents	2,339	(1,342)	(3,181)
Cash and cash equivalents at beginning of year	7,375	8,717	11,898

Cash and cash equivalents at end of year	$9,714	$7,375	$8,717

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the year for:
Interest	$965	$1,814	$2,426
Income taxes	(209)	(534)	846

See accompanying Notes to the Consolidated Financial Statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, December 31, 2002 and December 31, 2001

(1) BUSINESS AND BACKGROUND

Description of Business

        Evans & Sutherland Computer Corporation ("Evans & Sutherland", "E&S", "we", "our", or "the Company") produces visual systems used to display images of the real world rapidly and accurately.    We design, manufacture, market and support visual systems for simulation for use in a wide range of military and commercial applications. We also provide visual system technology to planetariums, science centers, and entertainment venues. We develop and deliver a complete line of image generators, displays, databases, services and support products that match technology to customer requirements. Our products and solutions range from the desktop PC to what we believe are the most advanced visual systems in the world.

Restatement

        During our 2003 fiscal year-end close process, we identified certain errors that affected our previously issued quarterly unaudited condensed consolidated financial statements for 2003. Accordingly, our 2003 quarterly unaudited condensed consolidated financial statements and related financial information previously issued for the first three quarters of 2003 have been restated. For further details on the nature of the errors and the related effects on our previously issued quarterly unaudited condensed consolidated financial statements see Note 3. Where appropriate, we have identified all amounts that have been restated with the notation "restated" and all amounts previously reported in our previously issued quarterly unaudited condensed consolidated financial statements for 2003 "previously reported."

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 2002 and 2001 consolidated financial statements and notes to conform to the 2003 presentations.

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

Revenue Recognition

        Sales include revenue from system hardware and software products, database and software licenses and service contracts.

        The following table provides information concerning revenue recognized based on type of revenue recognition applied (in thousands):

	2003	2002	2001
Percentage of completion	$38,358	$63,263	$73,626
Product sales	40,590	54,939	65,167
Time and materials	4,602	1,168	3,814
Other	1,226	3,208	2,656

Total sales	$84,776	$122,578	$145,263

        Percentage-of-Completion.    In arrangements where software is considered more than incidental to the arrangement, revenue is recognized in accordance with SOP 97-2, "Software Revenue Recognition". In accordance with the provisions of SOP 97-2, revenue from arrangements that require significant production, modification or customization of the software is recognized in accordance with the provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" using the percentage-of-completion method. The Company utilizes a methodology of estimating the percent complete by calculating the ratio of costs incurred to management's estimate of total anticipated costs. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. We routinely review estimates on percent-complete contracts and estimates are regularly revised to adjust for changes. Billings on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings and are recorded as an asset or liability in the accompanying consolidated balance sheets.

        Our percentage of completion sales include the design, manufacture and installation of complex visual systems generally sold as a single element arrangement to our customers. In those rare cases where arrangements include multiple elements, we utilize SOP 97-2 as modified by SOP 98-9. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software and maintenance to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor specific objective evidence ("VSOE") that is specific to the vendor. The revenue allocated to software is generally recognized upon delivery of the products. The revenue allocated to maintenance is recognized over the maintenance period, based upon VSOE, which we determine based on renewal rates in contracts.

        Product Sales.    Product sales are comprised of contracts which typically require a relatively short period of time to complete the production, modification and customization of the software, and accordingly revenue is not recognized until delivery of the completed embedded software product occurs, the fee is fixed and determinable, and collection is considered probable.

        Time and Materials.    Services sold to customers on a time and materials or cost-plus basis are recognized as the related services are performed.

        Other.    Other revenue consists primarily of amounts earned under maintenance contracts that are generally sold as a single element to our customers. Revenue from product maintenance contracts, including separately priced extended warranty contracts, is deferred and recognized on a straight-line basis over the contract period.

Restricted Cash

        We have restricted deposits related to borrowings on one of our line of credit agreements that are pledged as collateral and which mature or expire within one year.

Trade Accounts Receivable

        In the normal course of business, we provide unsecured credit terms to our customers. Accordingly, we maintain an allowance for doubtful accounts for possible losses on uncollectable accounts receivable. We routinely analyze accounts receivable and costs in excess of billings, and consider history, customer creditworthiness, facts and circumstances specific to outstanding balances, current economic trends, and payment term changes when evaluating adequacy of the allowance for doubtful accounts. Changes in these factors could result in material differences to bad debt expense. Past due balances are reviewed individually for collectibility.

        For uncollectable accounts receivable we record a loss against the allowance for doubtful accounts only after exhaustive efforts have been made to collect and with management's approval. Generally, realized losses have been within the range of management's expectations.

        The table below represents changes in allowance for doubtful receivables, in thousands:

	Balance at beginning of year	Additions charged (reversed) to cost and expenses	Deductions charged (recovered) against provision	Balance at end of year
Allowance for doubtful receivables
December 31, 2003	$856	$68	$573	$351
December 31, 2002	6,413	(734)	4,823	856
December 31, 2001	4,411	2,358	356	6,413

Inventories

        Inventory includes materials at standard costs, which approximates average costs, as well as inventoried costs on programs and long-term contracts. Inventoried costs include material, direct engineering and production costs, and applicable overhead, not in excess of estimated realizable value. In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles, a portion of which is not expected to be realized within one year. Spare parts and general stock materials are stated at cost not in excess of realizable value. We periodically review inventories for excess supply, obsolescence, and valuations above estimated realizable amounts, and provide a reserve we consider sufficient to cover these items. Revisions of these estimates could result in the need for adjustments.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Routine maintenance, repairs and renewal costs are expensed as incurred.

Accounting for Impairment of Long-Lived Assets

        Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the book value of an asset may not be fully recoverable. When this occurs, we periodically review the value assigned to the separate components of long-lived assets through comparison to anticipated, undiscounted cash flows from the underlying assets to assess recoverability. When the expected future undiscounted cash flows from these assets do not exceed the carrying balances of the related assets, the Company then determines the estimated fair value of such assets. The amount of impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets held for sale are reported at the lower of their carrying amount or fair value less costs to sell.

Software Development Costs

        Software development costs, if material, are capitalized from the date technological feasibility is achieved until the product is available for general release to customers. Such costs have not been material during the periods presented.

Investments

        We classify our marketable debt and equity securities as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss) until realized. Dividend income is recognized when earned. Realized gains and losses from the sale of securities are included in results of operations and are determined on the specific- identification basis. A decline in the market value that is deemed other than temporary is charged to results of operations, resulting in the establishment of a new cost basis for marketable, non-marketable and equity method investment securities.

        We account for our investments in non-marketable securities on both the cost and equity methods of accounting. In assessing the fair value of such investments, we consider recent equity transactions that investees have entered into, the status of each investee's technology and strategies in place to achieve their objectives, as well as the investee's financial condition and results of operations. To the extent there are changes in these assessments, adjustments may need to be recorded. For our investment accounted for on the equity method, adjustments are made to the carrying amount of the investment to account for our equity in undistributed earnings of the investee. Investments are periodically evaluated for a decline in value that is considered other-than-temporary. Any such decline is recognized as a loss in the statement of operations.

Warranty Reserve

        We provide a warranty reserve for estimated future costs of servicing products under warranty agreements extending for periods from 90 days to several years. Anticipated costs for product warranties are based upon estimates derived from experience factors and are recorded at the time of sale or over the contract period for long-term contracts.

        The following table provides the changes in our warranty reserves (in thousands):

	2003	2002
Beginning balance	$968	$1,966
Provision for warranty expense	2,274	617
Warranty charges against the reserve	(1,952)	(1,615)

Ending Balance	$1,290	$968

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

	2003	2002	2001
Net loss, as reported	$(35,988)	$(11,721)	$(27,457)
Deduct: Total stock based employee compensation expense determined under the fair value method for all awards	(442)	(688)	(1,482)

Pro forma net loss	$(36,430)	$(12,409)	$(28,939)

Loss per share:
Basic and diluted—as reported	$(3.44)	$(1.12)	$(2.70)
Basic and diluted—pro forma	(3.48)	(1.19)	(2.85)

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

Concentration of Credit Risk

        In the normal course of business, we provide unsecured credit terms to our customers. Accordingly, we perform ongoing credit evaluations of our customers and maintain allowances for possible losses which, when realized, have generally been within the range of management's expectations. As discussed further in Note 22, we derive a significant portion of our sales from a limited number of customers. The loss of any one or more of these customers could have a material adverse effect on our financial condition and results of operations.

(3) RESTATEMENT OF 2003 QUARTERLY FINANCIAL STATEMENTS—UNAUDITED

        The Company's previously issued unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, comprehensive loss and cash flows for the first three fiscal quarters of 2003 have been restated to correct certain accounting errors.

        The aggregate effect of the restatement increased previously reported net loss for the quarters ended March 28, 2003, June 27, 2003 and September 26, 2003 by $1.2 million, $2.6 million and $1.9 million, respectively. The aggregate effect of the restatement increased previously reported basic and diluted loss per share for the quarters ended March 28, 2003, June 27, 2003 and September 26, 2003, by $0.12, $0.24 and $0.18, respectively.

        During our 2003 year-end close process and review of the financial statements of our wholly-owned subsidiary, Evans & Sutherland Computer Limited ("E&S Ltd."), we identified certain errors in E&S Ltd.'s 2003 quarterly financial statements due to the incorrect application of certain accounting principles during the first three quarters of 2003.

        Adjustments as a result of the restatement have been divided into the following three categories:

          1.    Early Recognition of Costs.    During 2003, hardware costs were charged to certain long-term projects before the underlying costs were actually incurred. Because these long-term projects are accounted for under the percentage of completion method, these charges resulted in the recognition of both sales and costs of sales in periods earlier than appropriate. These overstatements of sales and costs of sales occurred during 2003 and were included in the Company's previously issued 10-Q filings for the first three quarters of 2003.

          2.    Overstatement of Program Margins.    During 2003, gross margins on certain long-term projects were recorded in excess of the actual gross margins expected to be realized based upon the percentage of completion revenue recognition method. This resulted in an overstatement of sales and gross profit during 2003 and were included in the Company's previously issued 10-Q filings for the first three quarters of 2003.

          3.    Recognition of Sales and Margin in Excess of Contract Value.    During 2003, hardware costs were charged to certain long-term projects which exceeded the aggregate total estimated costs for completion of each of these projects. Sales for these projects were recognized using the original ratio of contract value to estimated total costs at project completion. As a result, underlying project sales were recognized in excess of total contract value. These overstatements of sales and gross margin were included in the Company's previously issued 10-Q filings for the first three quarters of 2003.

Summary of Restated Items

	Three months ended			Three months ended			Three months ended
	March 28, 2003	March 28, 2003	Net Effect	June 27, 2003	June 27, 2003	Net Effect	Sep. 26 2003	Sep. 26 2003	Net Effect
	Restated	Previously Reported		Restated	Previously Reported		Restated	Previously Reported
	(in thousands, except per share amounts)
Sales	$22,578	$22,693	$(115)	$16,010	$22,196	$(6,186)	$20,765	$23,410	$(2,645)
Cost of sales	14,998	13,870	1,128	9,924	13,558	(3,634)	13,372	14,134	(762)
Gross profit (loss)	(6,986)	(5,743)	(1,243)	6,086	8,638	(2,552)	7,393	9,276	(1,883)
Operating loss	(23,703)	(22,460)	(1,243)	(4,507)	(1,955)	(2,552)	(7,426)	(5,543)	(1,883)
Loss before income taxes	(24,543)	(23,300)	(1,243)	(5,005)	(2,453)	(2,552)	(8,228)	(6,345)	(1,883)
Net loss	$(24,275)	$(23,032)	$(1,243)	$(5,124)	$(2,572)	$(2,552)	$(8,040)	$(6,157)	$(1,883)
Net loss per common share:
Basic and diluted	$(2.32)	$(2.20)	$(0.12)	$(0.49)	$(0.25)	$(0.24)	$(0.77)	$(0.59)	$(0.18)
Comprehensive loss	$(24,248)	$(23,005)	$(1,243)	$(5,059)	$(2,507)	$(2,552)	$(7,819)	$(5,936)	$(1,883)

	March 28, 2003	March 28, 2003	Net Effect	June 27, 2003	June 27, 2003	Net Effect	Sep. 26 2003	Sep. 26 2003	Net Effect
	Restated	Previously Reported		Restated	Previously Reported		Restated	Previously Reported
	(in thousands, except per share amounts)
Costs and estimated earnings in excess of billings on uncompleted contracts	$19,975	$18,630	$1,345	$14,422	$13,077	$1,345	$12,081	$16,924	$(4,843)
Total current assets	82,102	80,757	1,345	70,837	69,492	1,345	64,451	69,294	(4,843)
Total assets	$110,429	$109,084	$1,345	$98,099	$96,754	$1,345	$90,979	$95,822	$(4,843)
Customer deposits	$3,665	$2,538	$1,127	$1,262	$3,768	$(2,506)	$1,843	$5,111	$(3,268)
Billings in excess of costs and estimated earnings on uncompleted contracts	10,684	9,223	1,461	14,140	6,494	7,646	10,996	6,893	4,103
Total current liabilities	50,128	47,540	2,588	39,874	34,734	5,140	39,447	38,612	835
Total liabilities	81,262	78,674	2,588	73,944	68,804	5,140	74,595	73,760	835
Accumulated deficit	(17,435)	(16,192)	(1,243)	(22,558)	(18,763)	(3,795)	(30,599)	(24,921)	(5,678)
Total stockholders' equity	29,167	30,410	(1,243)	24,155	27,950	(3,795)	16,384	22,062	(5,678)
Total liabilities and stockholders' equity	$110,429	$109,084	$1,345	$98,099	$96,754	$1,345	$90,979	$95,822	$(4,843)

        There was no net effect due to the errors discovered on cash provided by (used in) operations, cash provided (used in) investing activities, and cash provided by (used in) financing activities in our previously issued quarterly condensed consolidated statements of cash flow in each of the first three quarters of 2003.

(4) IMPAIRMENTS

        Inventory impairments and impairment losses in 2003, 2002, and 2001 are presented in the table below (dollars in thousands):

	2003	2002	2001
Inventory impairment (by product):
Harmony 1	$10,000	$—	$—
ESIG	3,300	—	—
TargetView	1,266	—	—
simFUSION 4000	—	1,392	—

Total inventory impairment	$14,566	$1,392	$—

Impairment loss:
Fixed assets	$1,151	$—	$—
Software licenses	—	311	—
Goodwill	—	—	220

Total impairment loss	$1,151	$311	$220

        During the first quarter of 2003 certain significant orders that we had expected to receive as of December 31, 2002, and into early 2003, were canceled by customers. We believe these cancellations were primarily the result of a re-alignment of military spending priorities which occurred during the first quarter of 2003. The future demand for our Harmony 1, ESIG, and TargetView products significantly decreased compared to our prior projections because of these cancellations. As a result, during the quarter ended March 28, 2003, we recorded a $14.6 million impairment to specific inventory and a $1.2 million impairment to certain fixed assets related to the manufacture of these products.

        Approximately $10.0 million of the first quarter 2003 impairment related to our Harmony 1 inventory. Through the end of 2002 and into early 2003, we expected to finalize a sale of two Harmony 1 systems, one as an option to a current U.S. government contract and another to a European prime contractor. During March 2003, we received notification from the U.S. customer that it would not purchase the Harmony 1 system, as had been forecasted, due to a decision to migrate to a more current technology, specifically commercial off-the-shelf PCs or our next-generation Harmony 2 product. Feedback from the European prime contractor was quite similar. Thus, the loss of these orders coupled with the overall shift in market demand resulted in our determination that we had excess Harmony 1 inventory on hand. We currently do not have other prospects to sell this excess Harmony 1 inventory, and these components cannot be used in the manufacture of other products. Accordingly, we determined that $10.0 million of inventory related to these systems was impaired. In addition, because we do not expect to sell any additional Harmony 1 systems, we determined we had no further need for certain fixed assets specifically used to build, test, and demonstrate our Harmony 1 product. We recorded an additional impairment related to these fixed assets, as we believe this equipment has no alternative use.

        Approximately $3.3 million of the first quarter 2003 impairment related to our ESIG inventory. Through the end of 2002 and into early 2003, we expected to finalize the sale of as many as nine ESIG systems to a particular commercial customer. During March of 2003, we received notification from this customer that it would not purchase the ESIG systems as had been forecasted due to its interest in our next-generation EP™-1000CT technology, which provides enhanced functionality at a comparable price. While we continue to have ESIG related inventory on hand for other forecasted ESIG systems, the loss of this order, coupled with the increased demand for our next-generation EP-1000CT product, caused us to determine that we had inventory in excess of our current purchase orders and forecasted demand.

        Approximately $1.3 million of the first quarter 2003 impairment related to our TargetView 100 inventory. In the first quarter of 2003, we had opportunities to propose TargetView 100 technology for a significant number of systems. During this timeframe, we discussed many potential solutions to the customer's requirements and became convinced that the TargetView 100 technology had been superseded by newer technology. In light of this, our business opportunities for TargetView 100 systems have all but been eliminated and has resulted in our determination that we had excess inventory on hand. Accordingly, we determined that $1.3 million of inventory related to these systems was impaired.

        In 2002, we recorded an inventory impairment loss of $1.4 million related to our decision to exit the simFUSION 4000 product line. This impairment encompassed the total value of the simFUSION 4000 inventory on hand. This decision was based on anticipated reduced demand as a result of customer migration to the next-generation simFUSION products.

        In 2002, we recorded an impairment loss of $0.3 million related to software licenses that were used by employees that were terminated as a result of the fourth quarter 2002 reduction-in-force.

        In 2001, we recorded an impairment loss of $0.2 million for the write-off of goodwill acquired in our acquisition of AccelGraphics, Inc. and Silicon Reality, Inc. in 1998.

(5) INVENTORIES

        Inventories consist of the following (in thousands):

	December 31,
	2003	2002
Raw materials	$6,950	$13,597
Work-in-process	3,301	10,467
Finished goods	5,722	7,309

Total inventory	$15,973	$31,373

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, December 31, 2002 and December 31, 2001

(6) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

        Comparative information with respect to uncompleted contracts is summarized as follows (in thousands):

	December 31,
	2003	2002
Accumulated costs and estimated earnings on uncompleted contracts	$229,970	$325,655
Less total billing on uncompleted contracts	(230,547)	(314,594)

	(577)	$11,061

Costs and estimated earnings in excess of billings on uncompleted contracts	10,922	$22,083
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,499)	(11,022)

	$(577)	$11,061

(7) PROPERTY, PLANT AND EQUIPMENT

        The cost and estimated useful lives of property, plant and equipment are summarized as follows (dollars in thousands):

		December 31,
	Estimated useful lives
		2003	2002
Buildings and improvements	40 years	$29,249	$29,366
Manufacturing machinery and equipment	3 to 8 years	73,231	76,679
Office furniture and equipment	8 years	5,454	5,410
Construction-in-process	—	1,702	128

		109,636	111,583
Less accumulated depreciation and amortization		(85,521)	(83,295)

		$24,115	$28,288

        See Note 4 for information concerning impairment of property, plant and equipment that occurred in 2003.

(8) LEASES

        Sublease rental income for all operating leases for 2003, 2002 and 2001 was $0.8 million, $1.3 million, and $2.2 million, respectively.

        We occupy real property and use certain equipment under lease arrangements that are accounted for as operating leases. Rental expenses for all operating leases for 2003, 2002 and 2001 were $3.9 million, $3.9 million, and $4.0 million, respectively.

        At December 31, 2003, the future minimum sublease rental income and lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

	Rental income	Rental commitment
Year ending December 31,
2004	$237	$1,330
2005	—	828
2006	—	764
2007	—	427
Thereafter	—	9,232

	$237	$12,581

(9) INVESTMENTS

        We had the following investments in securities and a joint venture (in thousands):

	December 31,
	2003	2002
Marketable securities available for sale	$557	$112

Nonmarketable securities
Quantum Vision Inc., (Quantum)	—	500
Total Graphics Solution, N.V. (TGS)	500	500
Other	16	16

Total nonmarketable securities	516	1,016

Investment in joint venture
Quest Flight Training Ltd. (Quest)	938	874

Total investment securities	$2,011	$2,002

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

        We own, including total shares purchased or available to purchase under warrants, less than 5% of the outstanding common stock and common stock equivalents of Quantum and less than 15% of TGS. We have rights to one of six seats on TGS's board of directors. There are no inter-company transactions, technological dependencies, related guarantees, obligations, contingencies, interchange of personnel, nor ability to exercise significant influence for either of these companies. Accordingly, we account for Quantum and TGS utilizing the cost method.

        In 2003, we determined that the technology that Quantum was developing was no longer a marketable, leading edge technology that had a foreseeable future. Also it was determined that this technology would not benefit or enhance our current technology or strategic direction. As a result, management determined that the value of the investment had experienced a decline in value that was deemed to be other-than-temporary. As a result, we wrote down the total value of this security.

        We have a 50% interest in Quest, a joint venture with Quadrant Group plc ("Quadrant") providing aircrew training services for the United Kingdom Ministry of Defence ("U.K. MoD") under a 30-year contract. The investment is accounted for under the equity method. Equity in earnings of Quest of $64,000, $46,000, and $74,000 is recorded in other income (expense) in 2003, 2002, and 2001, respectively. The financial position and operating results of Quest are immaterial to our financial results.

        In connection with the services of Quest to the U.K. MoD, during fiscal 2000 we entered into guarantees of various obligations of Quest. As of December 31, 2003, we had four guaranties outstanding related to Quest. Pursuant to the first guaranty, we have guarantied, jointly and severally with Quadrant, the performance of Quest in relation to its contract with the U.K. MoD. If Quest fails to meet its obligations under the contract then we (and Quadrant) are required to perform under the terms of the contract. Due to the length of the contract and the uncertainty of performance for which we would be liable if Quest fails to perform, we cannot estimate the maximum amount of possible future payments. This guaranty is in place until 2030. Pursuant to the second guaranty, we have guarantied, jointly and severally with Quadrant, up to a maximum amount of £1.0 million ($1.8 million as of December 31, 2003), the performance of Quest, where not subcontracted, and the performance of Quest where subcontracted, and the subcontractor is not liable to meet its obligation due to any limitation of liability in the sub-contract agreement, thus preventing Quest from meeting its obligation under its contract with the U.K. MoD. This guaranty is in place until 2020. Pursuant to the third guaranty, we have guarantied a certain loan agreement that Quest has entered into by agreeing to have a trustee hold our equity shares in Quest until such time as the loan agreement ends in 2020, or is canceled. In the event of default on this loan agreement, the lending institution can request that the trustee turn over our equity shares in Quest to satisfy all outstanding amounts against this loan agreement. Pursuant to the fourth guaranty, we have guarantied payment, up to a maximum of £0.13 million ($0.2 million as of December 31, 2003), in the event that Quest has a default event, as defined by its loan agreement. This guaranty is in place until 2020. As of December 31, 2003, no amounts have been accrued for any estimated losses under these guaranties because we believe that Quest will meet all of its performance and financial obligations in relation to its contract with the U.K. MoD. However, if we are required to perform under any or all of the four guaranties, it could have a material adverse impact on our operating results and liquidity.

(10) ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

	December 31,
	2003	2002
Compensation and benefits	$3,924	$5,740
Liquidated damages and late delivery penalties	1,734	1,050
Restructuring (see Note 23)	1,611	2,032
Warranty reserve (see Note 2)	1,290	968
Other	3,967	3,303

	$12,526	$13,093

(11) EMPLOYEE RETIREMENT BENEFIT PLANS

        Pension Plan (the "Plan")—Effective April 23, 2002, the Board of Directors approved the redesign of our employee retirement plans to match contemporary market practices and to improve our competitive position by aligning future funding for employee retirement benefits into the 401(k) plan. This action was implemented by amending the Plan to curtail accrual of future benefits under the Plan. At the same time, the 401(k) plan was amended to permit the Board of Directors to grant additional discretionary matching contributions based on our profitability and other financial and operational considerations.    This change to the pension plan had no effect on the benefits vested to current and previous employees for their past service. Those benefits will be paid on retirement. Retirees currently receiving pension payments are also unaffected. Benefits at normal retirement age (65) are based upon the employee's years of service, as of the date of the curtailment for employees not yet retired, and the employee's compensation prior to the curtailment. This pension plan is a funded noncontributory defined benefit pension plan. Our funding policy is to contribute amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations.

        Supplemental Executive Retirement Plan ("SERP")—Amendments to curtail the SERP were approved at the May 16, 2002 Board meeting. Those amendments were made for consistency with changes to our pension plan earlier in 2002. Specifically, we changed the executive retirement benefits from defined pension benefits under the SERP, funded solely by E&S, to 401(k) and deferred compensation retirement benefits funded through both employee and Company contributions. As a result of the curtailment, the SERP is now consistent with our pension plan in other areas including closing the SERP to new participants and freezing further SERP gains from any future salary increases. The SERP, which is unfunded, provides eligible executives defined pension benefits, outside our pension plan, based on average earnings, years of service, and age at retirement.

        401(k) Deferred Savings Plan—We have a deferred savings plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan covers all employees of E&S who have at least one year of service and who are age 18 or older. We make matching contributions on employee contributions. The 401(k) plan was amended on April 23, 2002, to permit the Board of Directors to grant additional discretionary matching contributions based on our profitability and other financial and operational considerations. Our contributions to this plan for 2003, 2002 and 2001 were $0.6 million, $0.9 million and $1.1 million, respectively.

        Executive Savings Plan (ESP)—The ESP is a deferred compensation plan that allows tax-deferred retirement savings beyond the amount that can be contributed to the 401(k) plan. The ESP, a nonqualified plan that does not have the same protections as a qualified 401(k) plan, covers only a select group of management employees. Participants earn matching amounts on their contributions. Consistent with the curtailment of the SERP, the ESP was amended on May 16, 2002 to permit the Board of Directors to grant additional discretionary contributions. This plan is unfunded.

        Life Insurance—We purchase company-owned life insurance policies insuring the lives of participants in the ESP. The policies accumulate asset values and exist to cover the cost of employee supplemental retirement benefit liabilities. At December 31, 2003 and 2002, the investment in the policies was $2.2 million and $2.0 million, respectively, and net life insurance expense was $0.1 million $0.2 million, and $0.1 million, for 2003, 2002, and 2001, respectively.

        E&S uses a December 31 measurement date for both the Pension Plan and SERP.

Obligations and Funded Status

	At December 31
	Pension Plan		SERP
	2003	2002	2003	2002
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$38,585	$49,099	$6,545	$6,744
Service cost	—	700	451	454
Interest cost	2,533	2,442	480	446
Actuarial (gain) loss	3,591	(6,060)	135	156
Benefits paid	(5,889)	(4,021)	(334)	(270)
Assumption change	—	—	388	454
Curtailment	—	(3,575)	—	(1,439)

Benefit obligation at year end	$38,820	$38,585	$7,665	$6,545

Change in plan assets
Fair value at beginning of year	$36,663	$43,158
Actual return on plan assets	254	(2,474)
Employer contributions	—	—
Benefits paid	(5,889)	(4,021)

Fair value at end of year	$31,028	$36,663

Funded status	$(7,792)	$(1,923)	$(7,665)	$(6,545)
Unrecognized net actuarial loss (gain)	2,421	(3,727)	614	160
Unrecognized prior service cost (benefit)	—	—	(875)	(934)

Net amount recognized	$(5,371)	$(5,650)	$(7,926)	$(7,319)

        Amounts recognized in the balance sheet consist of:

	Pension Plan		SERP
	2003	2002	2003	2002
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit cost	(7,792)	(5,650)	(7,926)	(7,319)
Accumulated other comprehensive income	2,421	—	—	—

Net amount recognized	$(5,371)	$(5,650)	$(7,926)	$(7,319)

        The accumulated benefit obligation for the Pension Plan was $38.8 million and $38.6 million at December 31, 2003 and 2002, respectively. The accumulated benefit obligation for the SERP was $7.7 million and $6.5 million at December 31, 2003 and 2002, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	Pension Plan		SERP
	2003	2002	2003	2002
Projected benefit obligation	$38,820	$38,585	$7,665	$6,545
Accumulated benefit obligation	38,820	38,585	7,665	6,545
Fair value of plan assets	31,028	36,663	0	0

Components of Net Periodic Benefit Cost

	Pension Plan			SERP
	2003	2002	2001	2003	2002	2001
Service cost	$—	$700	$2,891	$451	$454	$746
Interest cost	2,533	2,442	3,127	480	446	447
Expected return on assets	(2,813)	(3,462)	(3,921)	—	—	—
Amortization of actuarial (gain) loss	—	—	(264)	—	—	—
Amortization of prior year service cost	—	(16)	41	(59)	(59)	48
Curtailment gain	—	(3,575)	—	—	—	—
Amortization of transition	—	10	79	—	—	—

Net periodic benefit cost	$(280)	$(3,901)	$1,953	$872	$841	$1,241

Additional Information

	Pension Plan		SERP
	2003	2002	2003	2002
Additional minimum liability included in other comprehensive income	$2,421	$—	N/A	N/A

        We recorded an additional minimum liability related to our Pension Plan of $2.4 million during 2003 due mainly to a net $5.6 million decrease in related plan assets. Because the accumulated benefit obligation exceeded the fair value of plan assets and the accrued benefit cost (before the additional minimum liability) was less than the unfunded benefit obligation, the additional minimum liability was charged to other comprehensive income.

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31

	Pension Plan		SERP
	2003	2002	2003	2002
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31

	Pension Plan		SERP
	2003	2002	2003	2002
Discount rate	6.75%	7.25%	6.75%	7.25%
Expected long-term return on plan assets	8.0%	8.0%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

        The long term rate of return on plan assets was determined as the weighted average of expected return of each of the asset classes in the target allocation of plan assets. The expected return of each asset class is the investment managers' assessment of future returns. These expectations were compared to historical market returns to ensure that the expected return for each class was a conservative estimate.

Plan Assets

        E&S' Pension Plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category, weighted-average planned targeted asset allocations going forward, by asset category, and expected long-returns on plan assets, by category:

	Target %	2003 (actual)	2002 (actual)	Expected Return
Allocation of plan assets
Cash and cash equivalents	0%	100%	100%	0.0%
Fixed income	45%	0%	0%	2.5%
Domestic equities
Small cap growth	15%	0%	0%	1.7%
Large cap growth	15%	0%	0%	1.4%
Large cap value	15%	0%	0%	1.4%
International equities	10%	0%	0%	1.0%

				8.0%

        The asset allocation policy, consistent with the long-term growth objectives of the Pension Plan, will be to invest on a diversified basis among the various asset classes as determined by the Plan Administrative Committee. The assets of the Pension Plan were temporarily invested in cash equivalents beginning in September 2002. The Committee has implemented a plan in 2004 to return to the targeted asset allocation. Assets will be invested in a manner that will provide for long-term growth with a goal to achieve returns equal to or greater than applicable benchmarks. Investments will be managed by registered investment advisors. When investing Pension Plan assets, the investment managers of separately managed accounts shall not utilize derivative instruments for speculative purposes or to create leveraged positions.

        No equity securities of E&S were part of the Pension Plan assets as of December 31, 2003, and 2002, respectively.

Cash Flow—Contributions

        E&S does not expect to make any contributions to either the Pension Plan or the SERP in 2004. Our funding policy is to contribute amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations.

(12) DEBT

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

        The following is a summary of our line of credit agreements (dollars in thousands):

	2003	2002
Balance at end of year	$7,685	$7,883
Weighted average interest rate at end of year	6.1%	5.2%
Maximum balance outstanding during the year	$11,298	$24,647
Average balance outstanding during the year	$3,054	$12,282
Weighted average interest rate during the year	4.1%	7.8%

        The average balance outstanding and weighted average interest rate are computed based on the outstanding balances and interest rates at month-end during each year.

        E&S has a secured credit facility (the "Foothill Facility") with Wells Fargo Foothill ("Foothill") that provides for borrowings and the issuance of letters of credit up to $25.0 million. The Foothill Facility, among other things, (i) requires E&S to maintain certain financial ratios and covenants, including a combined cash and borrowing availability financial covenant that adjusts each quarter and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year; (ii) restricts our ability to incur debt or liens; sell, assign, pledge or lease assets; merge with another company; and (iii) restricts the payment of dividends and repurchase of any of our outstanding shares without the prior consent of the lender. The Foothill Facility expires in December 2004.

        Borrowings under the Foothill Facility bear interest at the Wells Fargo Bank National Association prevailing prime rate plus 3.0% to 4.5%, depending on the amount outstanding. In addition, the Foothill Facility has an unused line fee equal to 0.375% per annum times the difference between $25 million and the sum of the average undrawn portion of the borrowings, payable each quarter. The Foothill Facility provides Foothill with a first priority perfected security interest in substantially all of our assets, including, but not limited to, all of our intellectual property.

        In March 2003, the Foothill Facility was amended to delete the tangible net worth covenant from the Foothill Facility and replace it with a combined cash and borrowing availability financial covenant that went into effect at the end of our second quarter fiscal-end, June 2003, and is in effect until the Foothill Facility expires. In addition, the interest rate that borrowings bear interest at was amended, from a range of 1.5% to 3.0% to a range of 3.0% to 4.5% over the Wells Fargo Bank, N.A. prevailing prime rate, depending on the amount outstanding. Also, at no time will borrowings under the Foothill Facility bear interest at a rate less than 10.25%.

        As of December 31, 2003, E&S had $3.7 million in outstanding borrowings and $3.6 million in outstanding letters of credit under the Foothill Facility. Our customers can draw against these letters of credit if we fail to meet the performance requirements contained within the terms of each letter of credit. As of December 31, 2003, no amounts have been accrued for any estimated losses under the obligations, as we believe it is probable that we will perform as required under our contracts.

        Evans & Sutherland Computer Limited, a wholly-owned subsidiary of Evans & Sutherland Computer Corporation, has a $3.0 million overdraft facility (the "Overdraft Facility") with Lloyds TSB Bank plc ("Lloyds"). At the discretion of Lloyds, the maximum amount borrowed against the Overdraft Facility can be increased for a short period of time that is predetermined by Lloyds. Borrowings under the Overdraft Facility bear interest at Lloyds' short-term offered rate plus 1.75% per annum. As of December 31, 2003, there were $4.0 million in outstanding borrowings. The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds' discretion. The Overdraft Facility expired on December 31, 2003. The Overdraft Facility was renewed after December 31, 2003 with essentially the same terms except that the borrowing limit is $2.5 million and it expires on December 31, 2004. Evans & Sutherland Computer Limited executed a letter of negative pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business. Covenants contained in the Overdraft Facility restrict dividend payments from Evans & Sutherland Computer Limited and require maintenance of certain financial covenants. In addition, at December 31, 2003, we had $0.8 million on deposit with Lloyds in a restricted cash collateral account to support certain obligations that the bank guarantees.

(13) INCOME TAXES

        The income tax benefit of $1.0 million for 2003 is primarily attributable to adjustments to prior years tax provisions as a result of favorable resolution of certain worldwide tax contingencies. The income tax benefit of $0.5 million for 2002 is primarily attributable to the carryback of alternative minimum tax net operating losses pursuant to the Job Creation and Workers Assistance Act of 2002. The income tax benefit of $3.2 million for 2001 is primarily attributable to adjustments to prior years tax provisions as a result of favorable resolution of certain worldwide tax contingencies.

        The actual expense (benefit) differ from the expected tax expense (benefit) as computed by applying the U.S. federal statutory tax rate of 35 percent, as a result of the following (in thousands):

	2003	2002	2001
Tax benefit at U.S. federal statutory rate	$(12,936)	$(4,264)	$(10,720)
Gains of foreign subsidiaries	—	(325)	(320)
Adjustment to prior year tax provisions	(1,002)	—	(3,172)
State taxes (net of federal income tax benefit)	—	—	—
Research and development and foreign tax credits	—	—	(681)
Change in federal valuation allowance attributable to operations	12,807	3,582	12,599
Other, net	160	544	(878)

	$(971)	$(463)	$(3,172)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2003 and 2002 are presented below (in thousands):

	2003	2002
Deferred tax assets:
Warranty, vacation, and other accruals	$2,516	$3,075
Inventory reserves and other inventory related temporary basis differences	9,037	4,832
Pension accrual	5,931	5,091
Long-term contract related temporary differences	180	181
Net operating loss carryforwards	48,750	38,109
Capital loss carryforwards	44	667
Write-down of investment securities	1,711	1,526
Credit carryforwards	3,561	3,552
Other	285	374

Total gross deferred tax assets	72,015	57,407
Less valuation allowance	71,027	56,796

Total deferred tax assets	988	611

Deferred tax liabilities
Plant and equipment, principally due to differences depreciation	(959)	(543)
Other	(29)	(68)

Total gross deferred tax liabilities	(988)	(611)

Net deferred tax asset	$—	$—

        Worldwide income (loss) before income taxes for the years ended December 31, 2003, 2002, and 2001 consisted of the following (in thousands):

	2003	2002	2001
United States	$(36,960)	$(13,140)	$(31,570)
Foreign	1	956	941

	$(36,959)	$(12,184)	$(30,629)

        We have total federal net operating loss carryovers of $130 million, of which, $26 million expires in 2023, $26 million expires in 2022, $22 million expires in 2021, and the remainder expires between 2006 and 2019. We have various tax credit carryovers of $3.5 million that expire between 2004 and 2021. We also have state net operating loss carryovers that expire depending on the rules of the various states to which the loss is allocated.

        During the years ended December 31, 2003 and 2002, we increased the valuation allowance on deferred tax assets by approximately $14.0 million and $3.6 million, respectively. These amounts relate to an increase in the general valuation allowance established under provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires that a valuation allowance be established when it is more likely than not that the net deferred tax assets will not be realized.

(14) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of cash and cash equivalents, receivables, line of credit agreements, accounts payable, and accrued expenses approximates fair value because of their short maturity. The fair value of our 6% Debentures ($10.3 million and $5.1 million as of December 31, 2003 and 2002, respectively) is based on quoted market prices.

(15) COMMITMENTS AND CONTINGENCIES

        On September 23, 2003, we entered into a purchase agreement with a third party that commits E&S to purchase $1.1 million in software licenses and engineering support to be used in product development and future products over a two year period, with continuous one year extensions optional. As of December 31, 2003, our remaining commitment totaled $0.5 million.

        In November 2003, we entered into a settlement agreement with one of our customers. Based on our estimates, we expect that the costs associated with meeting the requirements of the settlement agreement will approximate $1.2 million and we have accrued this amount.

        On December 1, 2003 we entered into a purchase agreement with a third party that commits E&S to purchase a minimum $1.0 million of licensed products and support for design development software. The agreement is effective for a period of two years. As of December 31, 2003, our remaining commitment totaled $1.0 million.

        Certain of our contracts to deliver Harmony image generators contain liquidated damage provisions for delays in delivery. We incurred $0.6 million and $2.9 million for such damages in 2003 and 2001, respectively. No damages were incurred in 2002. If further delays in the delivery of the Harmony image generator occur, we may incur additional liquidated damages.

(16) LEGAL PROCEEDINGS

        In May 2003, a claim was made against the Company by RealVision, Inc. relative to matters arising from the sale of a business unit to RealVision, Inc. in 2001. The parties entered mediation in the fourth quarter of 2003, and continued discussions into 2004. In March 2004, an agreement was reached under which RealVision will receive a settlement in the amount of $2.4 million of which E&S will pay approximately $0.9 million to resolve this claim, with the remainder of the settlement amount being paid by E&S's insurance carrier. The Company has accrued its portion of the settlement.

        In the normal course of business, E&S has various other legal claims and other contingent matters, including items raised by government contracting officers and auditors. Although the final outcome of such matters cannot be predicted, we believe the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition, liquidity or results of operations

(17) STOCK OPTION AND STOCK PURCHASE PLANS

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

	2003		2002		2001
	Number of Shares	Weighted- average exercise price	Number of Shares	Weighted- average exercise price	Number of Shares	Weighted- average exercise price
Outstanding at beginning of year	2,410	$11.58	2,510	$12.22	2,657	$12.63
Granted	243	5.85	254	5.80	267	7.35
Exercised	—	5.88	(12)	5.92	(3)	5.17
Cancelled	(309)	8.83	(342)	12.17	(411)	11.76

Outstanding at end of year	2,344	11.33	2,410	11.58	2,510	12.22

Exercisable at end of year	1,951	12.41	1,879	12.86	1,803	13.45

Weighted-average per share fair value of options granted during the year	$2.48		$2.58		$1.92

        As of December 31, 2003, options to purchase 338,530 shares of common stock were authorized and reserved for future grant.

        The following table summarizes information about fixed stock options outstanding as of December 31, 2003 (options in thousands):

	Options outstanding
				Options Exercisable
		Weighted average remaining contractual life
Range of exercise prices	Number outstanding as of 12/31/03		Weighted average exercise price	Number exercisable as of 12/31/03	Weighted average exercise price
$ 3.15 - $ 6.01	442	8.36	$5.64	149	$5.70
6.03 - 10.69	439	7.02	8.43	339	8.80
11.00 - 13.25	447	3.57	12.26	447	12.26
13.38 - 13.56	669	4.64	13.56	669	13.56
13.57 - 32.88	347	3.87	16.76	347	16.76
3.15 - 32.88	2,344	5.47	11.33	1,951	12.41

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 2003, 2002, and 2001:

	2003	2002	2001
Expected life (in years)	2.6	2.5	2.6
Risk-free interest rate	1.5%	1.4%	3.0%
Expected volatility	69%	75%	37%
Dividend yield	—	—	—

        Stock Purchase Plan—We have an employee stock purchase plan whereby qualified employees are allowed to have up to 10% of their gross pay withheld each pay period to purchase our common stock at 85% of the market value of the stock at the time of the sale. Shares totaling 30,031, 54,000, and 63,000, were purchased under this plan in fiscal 2003, 2002, and 2001. During the period of December 24, 2002, through February 18, 2003, the Employee Stock purchase Plan was inadvertently oversubscribed in the amount of 10,373 shares, leaving no shares available for future issuance under this plan. On February 27, 2003, our Board of Directors increased the number of shares available under this plan from 500,000 to 800,000 shares, and ratified all prior issuances of shares under the plan. As of December 31, 2003, there were 265,751 shares available for purchase under this plan.

(18) PREFERRED STOCK

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

  Preferred Stock—Class B

        We have 5,000,000 authorized shares of Class B Preferred Stock. On July 22, 1998, Intel Corporation ("Intel") purchased 901,408 shares of our preferred stock, which were subsequently converted into 901,408 shares of our common stock in 2001.

(19) NET INCOME (LOSS) PER COMMON SHARE

        Net income (loss) per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options and the 6% Debentures are considered to be common stock equivalents.

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

        In calculating net loss per common share, the net loss was the same for both the basic and diluted calculation. The diluted weighted average number of common shares outstanding during 2003, 2002, and 2001 excludes common stock issuable pursuant to outstanding stock options and the 6% Debentures because to do so would have had an anti-dilutive effect on loss per common share. The total number of common shares excluded from diluted loss per share related to the above was approximately 2.8 million, 2.8 million, and 2.9 million in 2003, 2002, and 2001, respectively.

(20) SEGMENT AND RELATED INFORMATION

        During 2001, our operations included the Simulation Group, the REALimage Solutions Group and the Applications Group. In the third quarter of 2001 we sold the REALimage Solutions Group. In the fourth quarter of 2001 we discontinued the RAPIDsite business, which was part of the Applications Group. Also in the fourth quarter of 2001, we consolidated the planetarium equipment business of the Applications Group into the Simulation Group and incorporated the remaining technology of the Applications Group into the Simulation Group. As a result, we had only one reportable segment in 2002 and 2003, the development and marketing of visual simulation systems.

(21) GEOGRAPHIC INFORMATION

        The following table presents sales by geographic location based on the location of the use of the product or services. Sales within individual countries greater than 10% of consolidated sales are shown separately (in thousands):

	2003	2002	2001
United States	$39,580	$74,220	$95,734
United Kingdom	11,924	25,821	26,960
Europe (excluding United Kingdom)	15,681	10,287	10,479
Pacific Rim	14,655	8,889	9,069
Other	2,936	3,361	3,021

Total Sales	$84,776	$122,578	$145,263

        The following table presents property, plant and equipment by geographic location based on the location of the assets (in thousands):

	2003	2002
United States	$23,332	$26,687
Europe	783	1,601

Total property, plant and equipment, net	$24,115	$28,288

(22) SIGNIFICANT CUSTOMERS

        In 2003, sales to the U.S. government totaled $15.2 million or 18% of total sales. We had no other individually significant customers in 2003 based on sales. However, we were dependent on five of our non-U.S. government customers for approximately 25% of our consolidated sales in 2003. In 2002, sales to the U.S. government totaled $35.4 million or 29% of total sales, sales to Thales Training & Simulation ("Thales") totaled $19.8 million or 16% of total sales, and sales to The Boeing Company ("Boeing") totaled $17.1 million or 14% of total sales. In 2001, sales to the U.S. government totaled $35.1 million or 24% of total sales, sales to Thales totaled $23.9 million or 16% of total sales, and sales to Boeing totaled $15.1 million of 10% of total sales.

        As of December 31, 2003, aggregated accounts receivable from Boeing were $2.5 million or 12% of gross receivables. As of December 31, 2002, aggregated accounts receivable from CAE, Inc. were

$6.1 million or 28% of gross accounts receivable and from agencies of the U. S. government were $2.9 million or 13% of gross accounts receivable.

        As of December 31, 2003, the amount of costs and estimated earnings in excess of billings on uncompleted contracts related to CAE Inc., Fedex Corporation and Indra Systemas S.A. was 30%, 23%, and 11% of the total, respectively. As of December 31, 2002, the amount of costs and estimated earnings in excess of billings on uncompleted contracts related to CAE, the U.S. government, and Thales was 28%, 21%, and 14% of the total, respectively.

(23) RESTRUCTURING CHARGES

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

        In the second quarter of 2002, we recorded an additional restructuring charge. As part of this restructuring, we recorded a charge of $1.9 million related to a reduction in force of approximately 90 employees. In the fourth quarter of 2002, we recorded another restructuring charge in order to create an operating cost structure in line with anticipated 2003 sales. As part of this restructuring, we recorded a charge of $2.6 million related to a reduction in force of approximately 140 employees. In 2002 we had a total reduction in force of approximately 230 employees resulting in recorded charges of $4.5 million, and paid $2.5 million in severance benefits.

        In the first quarter of 2003, we restructured to reduce our operating costs in line with anticipated sales. As part of this restructuring, we recorded a charge of $1.3 million related to a reduction in force of approximately 50 full-time equivalent employees. In the third quarter of 2003, we restructured to reduce our operating costs to be in line with projected sales and expenses. As part of this restructuring, we recorded a restructuring charge of $2.1 million. This charge primarily related to a reduction in force of approximately 70 full-time equivalent employees. In 2003 we had a total reduction in force of approximately 120 full-time equivalent employees resulting in recorded charges of $3.4 million, and paid approximately $3.8 million in severance benefits.

        The majority of all remaining benefits will be paid out over 2004. The following table summarizes restructuring charges, severance benefits paid and the remaining restructuring accrual for 2003, 2002, and 2001.

	Balance at 12/31/02	Restructure charges	Severance benefits paid	Balance at 12/31/03
Remaining 2001 accrual	$89	$—	$49	$40
Remaining 2002 accrual	1,943	—	1,614	329
2003 Q1 restructuring provision	—	1,279	1,078	201
2003 Q3 restructuring provision	—	2,137	1,096	1,041

	$2,032	$3,416	$3,837	$1,611

(24) ASSETS HELD FOR SALE

        In 2003 we sold one of the two office buildings we had classified as assets held for sale, resulting in a $1.4 million gain. In 2002, we sold one of three office buildings we had classified as assets held for sale, resulting in a $1.2 million gain. At December 31, 2003, we owned one office building, with a book value of $2.5 million that is being held for sale. This building is no longer depreciated and is considered a current asset. We continue to market this property to prospective buyers.

        In the fourth quarter of 2001 E&S recognized $9.0 million upon the sale of certain of our key 3D-graphics patents, which were being held for sale, to NVIDIA Corporation.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        "None"

ITEM 9A.    CONTROLS AND PROCEDURES

        As of the end of the fiscal quarter ended December 31, 2003, we carried out an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed with the SEC is accumulated and communicated to management, including the chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

        Based on this evaluation, and except as discussed in the following paragraphs, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. To enhance our disclosure control procedures, we added a Disclosure Review Board to our process. This requires every executive, senior staff, and our legal counsel to participate in the planning, scheduling, drafting, and/or review process and to notify the Company's chief financial officer of their completion of their associated tasks. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        Evaluation of our internal controls and procedures related to the restatement.    Our evaluation of our internal controls and procedures included an in depth review of all aspects of the matter of certain material weaknesses we identified in the internal controls and procedures of our wholly-owned subsidiary, Evans & Sutherland Computer Limited ("E&S Ltd.") as more fully disclosed in Note 3 of the Notes to Consolidated Financial Statements included as part of this Form 10-K, and an in depth review of all aspects of the matter by the Audit Committee, the results of which are described below.

        Management and the Audit Committee took a leadership role in assessing the underlying issues giving rise to the restatement and in ensuring proper steps were taken to improve our internal control environment. Based on all information gathered during our in depth review of all aspects of the matter, we cannot conclude that there was misconduct or intentional use of improper accounting practices to manipulate earnings or any fraud or intentional misconduct on the part of our officers or employees. The Audit Committee, however, also concluded that our accounting, financial reporting and internal control functions needed improvement, including our system of documenting transactions. The Audit Committee determined that our management has proactively identified a number of these issues and has appropriately taken steps to address them.

        Actions taken in response to our evaluation.    As a result of our findings described above, during the first quarter of 2004, we began implementing the following improvements to our internal control procedures and our disclosure controls and procedures to address the issues we identified in our evaluation of the these controls and procedures and those of our subsidiary, E&S Ltd.:

  •
  We have altered our reporting structure so that the finance director of E&S Ltd. reports directly to our Chief Financial Officer.

  •
  We are establishing new internal control processes to remedy the problems identified.

  •
  We have appointed a Director of Internal Control whose primary responsibilities are to oversee the establishment of formalized policies and procedures throughout our organization and to document and assess our system of internal controls.

  •
  We are instituting more rigorous procedures for quarter-end analysis of balance sheet and income statement accounts, period-end reconciliations of subsidiary ledgers, and the correction of reconciling items in a timely manner. We are also enhancing our accounting documentation policies.

  •
  We are adopting, for the financial controls and procedures employed at E&S Ltd., the process currently employed by E&S whereby E&S uses monthly sales audit schedules and reconciles such schedules to the general ledger.

  •
  We are instituting new procedures around our quarterly reporting processes whereby significant accounting issues are discussed and documented, reviewed with our external auditors and the Audit Committee, formally approved by our management, and given timely effect in our books and records.

  •
  We will reconcile, on a monthly basis, operational assessments of the status of completion of each contract program and the financial accounting and reporting of such status.

        We believe that our internal controls and procedures and our disclosure controls and procedures have now been improved due to the scrutiny of such controls and procedures by management and the Audit Committee. We believe our internal controls and procedures and our disclosure controls and procedures will continue to improve as we complete the implementation of the actions described above.

        Based in part upon these changes, our CEO and CFO believe that as of the filing date of this Annual Report on Form 10-K, our disclosure controls and procedures are reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

        Other than as described above, there have been no significant changes in our internal controls and procedures identified in our in depth review of those accounting practices and errors giving rise to our restatement that have materially affected, or are reasonably likely to materially affect, our internal controls and procedures subsequent to the date of our evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding our directors is incorporated by reference from "Election of Directors" section in the Proxy Statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders to be held on May 18, 2004.

        Information required by Item 405 of Regulation S-K is incorporated by reference from "Compliance with Section 16(a) of the Securities Exchange Act of 1934" section in the Proxy Statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders to be held on May 18, 2004.

        Information concerning our current executive officers is incorporated by reference to the section in Part I hereof found under the the caption "Executive Officers of the Registrant."

        All other information regarding directors and officers is herein incorporated by reference from the Proxy Statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders to be held on May 18, 2004.

ITEM 11. EXECUTIVE COMPENSATION

        Information regarding this item is incorporated by reference from "Executive Compensation" section in the Proxy Statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders to be held on May 18, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information regarding this item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" section in the Proxy Statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders to be held on May 18, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding this item is incorporated by reference from the "Election of Directors" and "Executive Compensation" sections in the Proxy Statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders to be held on May 18, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information regarding this item is incorporated by reference from "Report of the Audit Committee of the Board of Directors" section in the Proxy Statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders to be held on May 18, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be used in this report:

  1.
  Financial Statements—Included in Part II, Item 8 of this report:

    Consolidated Balance Sheets as of December 31, 2003 and 2002

    Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2003

    Consolidated Statements of Comprehensive Loss for each of the years in the three-year period ended December 31, 2003

    Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2003

    Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003

    Notes to Consolidated Financial Statements for each of the years in the three-year period ended December 31, 2003

  2.
  Financial Statement Schedules—included in Part IV of this report:

    Schedule II—Valuation and Qualifying Accounts

    Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

  3.
  Reports on Form 8-K

    On October 16, 2003, the Company furnished to the SEC a Current Report pursuant to Item 9 of Form 8-K, "Regulation FD Disclosure." In the Report, the Company disclosed its announcement by press release on the same date of the Company's financial results for the three and nine months ended September 26, 2003. The Company included in the Report unaudited Summary Statements of Consolidated Operations for the three and nine months ended September 26, 2003, Condensed Consolidated Balance Sheets dated September 26, 2003, and December 31, 2002, and the Company's backlog as of September 26, 2003, and December 31, 2002.

  4.
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

3.1.2
Certificate of Designation, Preferences and Other Rights of the Class B-1 Preferred Stock of Evans & Sutherland Computer Corporation, filed as Exhibit 3.1 to Evans & Sutherland Computer Corporation's Form 10-Q, SEC File No. 000-08771, for the quarter ended September 25, 1998, and incorporated herein by this reference.
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
10.6
Series B Preferred Stock and Warrant Purchase Agreement dated as of July 20, 1998, between Evans & Sutherland Computer Corporation and Intel Corporation, filed as Exhibit 4.2 to Evans & Sutherland Computer Corporation's Form 10-Q, SEC File No. 000-08771, for the quarter ended September 25, 1998, and incorporated herein by this reference.

10.7
Warrant to Purchase Series B Preferred Stock dated as of July 22, 1998, between Evans & Sutherland Computer Corporation and Intel Corporation, filed as Exhibit 4.3 to Evans & Sutherland Computer Corporation's Form 10-Q, SEC File No. 000-08771, for the quarter ended September 25, 1998, and incorporated herein by this reference.
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
10.11
Loan and Security Agreement by and between Evans & Sutherland Computer Corporation and Foothill Capital Corporation, dated December 14, 2000, filed as Exhibit 10.41 to Evans & Sutherland Computer Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by this reference.
10.12
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
10.15
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
10.22
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
10.24
Amendment Number One to Loan and Security Agreement and Waiver by and between Foothill Capital Corporation and Evans & Sutherland Computer Corporation, dated February 22, 2002, filed as Exhibit 10.56 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
10.25
Patent Purchase and License Agreement between Nvidia International Inc., Evans & Sutherland Computer Corporation, and Evans & Sutherland Graphics Corporation, dated October 15, 2001, filed as Exhibit 10.57 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2001, and incorporated herein by this reference.
10.26
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
10.27
Amendment Number Two to Loan and Security Agreement and Waiver by and between Foothill Capital Corporation and Evans & Sutherland Computer Corporation, dated August 14, 2002, filed as Exhibit 10.30 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.28
Amendment Number Three to Loan and Security Agreement and Waiver by and between Foothill Capital Corporation and Evans & Sutherland Computer Corporation, dated December 11, 2002, filed as Exhibit 10.31 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.29
Amendment Number Four to Loan and Security Agreement and Waiver by and between Foothill Capital Corporation and Evans & Sutherland Computer Corporation, dated January 8, 2003, filed as Exhibit 10.32 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.30
Foothill Limited Waiver of Certain Financial Covenants for the second quarter 2002 by and between Foothill Capital Corporation and Evans & Sutherland Computer Corporation, dated July 24, 2003, filed as Exhibit 10.33 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.31
Overdraft Facility Continuation agreement between Evans & Sutherland Computer Limited and Lloyds TSB Bank plc, dated February 18, 2003, filed as Exhibit 10.34 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
*10.32
Employment agreement between Evans & Sutherland Computer Corporation and L. Eugene Frazier, dated August 26, 2002, filed as Exhibit 10.35 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
*10.33
Amended and restated employment agreement between Evans & Sutherland Computer Corporation and David B. Figgins, dated August 26, 2002, filed as Exhibit 10.37 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
*10.34
Amended and restated Evans & Sutherland Computer Corporation's Supplemental Executive Retirement Plan (SERP), dated May 16, 2002, filed as Exhibit 10.38 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
*10.35
Amended and restated Evans & Sutherland Computer Corporation's Executive Savings Plan, dated May 16, 2002, filed as Exhibit 10.39 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.36
Consent and Subordination Agreement by Foothill Capital Corporation, dated December 14, 2002, filed as Exhibit 10.40 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
*10.37
Amended and restated employment agreement between Evans & Sutherland Computer Corporation and E. Thomas Atchison, dated July 1, 2003, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 26, 2003, and incorporated herein by reference.
10.38
Amendment Number Five to Loan and Security Agreement and Waiver by and between Foothill Capital Corporation and Evans & Sutherland Computer Corporation, dated July 16, 2003, filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 26, 2003, and incorporated herein by reference.
10.39
Amendment Number Six to Loan and Security Agreement and Waiver by and between Foothill Capital Corporation and Evans & Sutherland Computer Corporation, dated July 25, 2003, filed as Exhibit 10.3 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 26, 2003, and incorporated herein by reference.
21.1	Subsidiaries of Registrant, filed herein.
23.1	Consent of Independent Auditors, filed herein.

24.1	Powers of Attorney for Messrs. James R. Oyler, E. Thomas Atchison, Gerald S. Casilli, Wolf-Dieter Hass, David J. Coghlan, and William Schneider, filed herein.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herein.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herein.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

*
Management contract for Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

Trademarks Used in this Form 10-K

        E&S, Harmony, ESIG, ESCP, Integrator, simFUSION, EPX, EP, Environment Processor, RenderBeast, TargetView, VistaView, MCT, RAPIDsite, REALimage, Encore, and Digistar are trademarks or registered trademarks of Evans & Sutherland Computer Corporation. All other product, service, or trade names or marks are the properties of their respective owners.

Schedule II

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2003, 2002 and 2001
(in thousands)

	Balance at beginning of year	Additions charged (reversed) to cost and expenses	Deductions charged (recovered) against provision	Balance at end of year
Allowance for doubtful receivables
December 31, 2003	$856	$68	$573	$351
December 31, 2002	6,413	(734)	4,823	856
December 31, 2001	4,411	2,358	356	6,413
Inventory reserves
December 31, 2003	$9,111	$16,065	$2,231	$22,945
December 31, 2002	7,185	3,194	1,268	9,111
December 31, 2001	9,894	943	3,652	7,185
Warranty reserves
December 31, 2003	$968	$2,274	$1,952	$1,290
December 31, 2002	1,966	617	1,615	968
December 31, 2001	1,447	2,197	1,678	1,966
Accrued liquidated damages and penalties
December 31, 2003	$1,050	$1,850	$1,166	$1,734
December 31, 2002	1,500	150	600	1,050
December 31, 2001	3,091	1,500	3,091	1,500

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION
March 17, 2004	By:	/s/ JAMES R. OYLER James R. Oyler, President

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JAMES R. OYLER James R. Oyler		Director, Chief Executive Officer and President (Principal Executive Officer)	March 17, 2004
/s/ E. THOMAS ATCHISON E. Thomas Atchison		Vice President, Chief Financial Officer, Corporate Secretary (Principal Financial and Accounting Officer)	March 17, 2004
* Gerald S. Casilli		Director	March 17, 2004
* Wolf-Dieter Hass		Director	March 17, 2004
* David J. Coghlan		Director	March 17, 2004
* William Schneider, Jr.		Director	March 17, 2004
By:	/s/ E. THOMAS ATCHISON E. Thomas Atchison *Attorney-in-Fact		March 17, 2004