Form 10-Q
period 2004-04-02
EVANS & SUTHERLAND COMPUTER CORP
filed 2004-05-14
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended April 2, 2004

or

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

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding at April 30, 2004, was 10,493,767.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended April 2, 2004

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	April 2, 2004	December 31, 2003

ASSETS
Current assets:
Cash	$9,775	$9,714
Restricted cash	793	765
Accounts receivable, less allowances for doubtful receivables of $367 at April 2, 2004, and $351 at December 31, 2003	15,885	22,298
Inventories, net	14,852	15,973
Costs and estimated earnings in excess of billings on uncompleted contracts	9,890	10,922
Prepaid expenses and deposits	4,767	4,731
Assets held for sale	2,463	2,463
Total current assets	58,425	66,866
Property, plant and equipment, net	23,179	24,115
Investments	2,098	2,011
Other assets	347	390
Total assets	$84,049	$93,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Line of credit agreements	5,757	7,685
Accounts payable	6,886	8,446
Accrued expenses	10,828	12,526
Customer deposits	2,318	3,928
Billings in excess of costs and estimated earnings on uncompleted contracts	11,770	11,499
Total current liabilities	37,559	44,084
Long-term debt, net of current portion	18,015	18,015
Pension and retirement obligations	15,863	15,717
Total liabilities	71,437	77,816
Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value; authorized 10,000,000 shares; no issued and no outstanding shares	—	—
Common stock, $0.20 par value; authorized 30,000,000 shares; issued 10,844,176 shares at April 2, 2004, and 10,836,072 shares at December 31, 2003	2,169	2,167
Additional paid-in-capital	49,608	49,575
Common stock in treasury, at cost; 352,500 shares	(4,709)	(4,709)
Accumulated deficit	(32,188)	(29,148)
Accumulated other comprehensive loss	(2,268)	(2,319)
Total stockholders’ equity	12,612	15,566
Total liabilities and stockholders’ equity	$84,049	$93,382

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	April 2, 2004	March 28, 2003
		(As restated)
Sales	$17,790	$22,578
Cost of sales	10,908	14,998
Inventory impairment	—	14,566
Gross profit (loss)	6,882	(6,986)
Expenses:
Selling, general and administrative	6,086	7,257
Research and development	3,954	7,030
Restructuring charge (gain)	(491)	1,279
Impairment loss	—	1,151
Operating expenses	9,549	16,717
Gain on sale of assets	155	—
Operating loss	(2,512)	(23,703)
Other income (expense), net	(490)	(840)
Loss before income taxes	(3,002)	(24,543)
Income tax expense (benefit)	38	(268)
Net loss	$(3,040)	$(24,275)

Net loss per common share:
Basic and diluted	$(0.29)	$(2.32)
Weighted average common shares outstanding:
Basic and diluted	10,488	10,459

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended
	April 2, 2004	March 28, 2003
		(As restated)
Net loss	$(3,040)	$(24,275)
Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of income taxes	51	27
Other comprehensive income (loss) before income taxes	51	27
Income tax expense related to items of other comprehensive income (loss)	—	—
Other comprehensive income (loss), net of income taxes	51	27
Comprehensive loss	$(2,989)	$(24,248)

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	April 2, 2004	March 28, 2003
		(As restated)
Cash flows from operating activities:
Net loss	$(3,040)	$(24,275)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,338	2,043
Restructuring charge (gain)	(491)	1,279
Gain on sale of assets	(155)	—
Inventory impairment	—	14,566
Impairment loss	—	1,151
Loss on disposal of property, plant and equipment	15	—
Loss on write-down of investment	—	500
Provisions for losses on accounts receivable	16	18
Provision for excess and obsolete inventory	427	937
Provision for warranty expense	458	668
Other	40	16
Change in assets and liabilities:
Accounts receivable	6,397	243
Inventories	694	(847)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	1,303	1,770
Prepaid expenses and deposits	(36)	59
Accounts payable	(1,560)	128
Accrued expenses	(1,365)	(1,502)
Customer deposits	(1,610)	2,158
Net cash provided by (used in) operations	2,431	(1,088)

Cash flows from investing activities:
Purchases of property, plant and equipment	(412)	(987)
Decrease in other assets	(37)	—
Net cash used in investing activities	(449)	(987)

Cash flows from financing activities:
Net borrowings (payments) on line of credit agreements	(1,928)	3,370
Decrease (increase) in restricted cash	(28)	2,230
Proceeds from issuance of common stock	35	52
Net cash provided by (used in) financing activities	(1,921)	5,652

Net change in cash	61	3,577
Cash at beginning of the period	9,714	7,375

Cash at end of the period	$9,775	$10,952

Supplemental Disclosures of Cash Flow Information
Cash paid (refunded) during the period for:
Interest	$598	$434
Income taxes	8	(164)

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with accounting principles generally accepted in the United States of America.  This report on Form 10-Q for the three months ended April 2, 2004, should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2003.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, comprehensive loss, and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows. The results of operations for the three month period ended April 2, 2004, are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

Certain amounts in the 2003 condensed consolidated financial statements and notes have been reclassified to conform to the 2004 presentation.

The Company’s previously issued unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, comprehensive loss and cash flows for the first quarter of 2003 were restated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, in order to correct certain accounting errors.  During our 2003 year-end close process and review of the financial statements of our wholly-owned subsidiary, Evans & Sutherland Computer Limited (“E&S Ltd.”), we identified certain errors in E&S Ltd.’s 2003 quarterly financial statements due to the incorrect application of certain accounting principles during the first three quarters of 2003.

The effect of the restatement on amounts reported for the first quarter of 2003 decreased sales $0.1 million, increased cost of sales $1.1 million, increased net loss $1.2 million and increased the loss per share by $0.12.

Adjustments as a result of the restatement have been divided into the following three categories:

1.               Early Recognition of Costs.  During 2003, hardware costs were charged to certain long-term projects before the underlying costs were actually incurred.  Because these long-term projects are accounted for under the percentage of completion method, these charges resulted in the recognition of both sales and costs of sales in periods earlier than appropriate.  These overstatements of sales and costs of sales occurred during 2003 and were included in the Company’s previously issued 10-Q filings for the first three quarters of 2003.

2.               Overstatement of Program Margins.  During 2003, gross margins on certain long-term projects were recorded in excess of the actual gross margins expected to be realized based upon the percentage of completion revenue recognition method.  This resulted in an overstatement of sales and gross profit during 2003 and was included in the Company’s previously issued 10-Q filings for the first three quarters of 2003.

3.               Recognition of Sales and Margin in Excess of Contract Value.  During 2003, hardware costs were charged to certain long-term projects which exceeded the aggregate total estimated costs for completion of each of these projects.  Sales for these projects were recognized using the original ratio of contract value to estimated total costs at project completion.  As a result, underlying project sales were recognized in excess of total contract value.  These overstatements of sales and gross margin were included in the Company’s previously issued 10-Q filings for the first three quarters of 2003.

2.              INVENTORIES

Inventories consist of the following (in thousands):

	April 2, 2004	December 31, 2003

Raw materials	$7,365	$6,950
Work-in-process	2,054	3,301
Finished goods	5,433	5,722
	$14,852	$15,973

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

E&S has a secured credit facility (the “Foothill Facility”) with Wells Fargo Foothill (“Foothill”) that provides for borrowings and the issuance of letters of credit up to $25.0 million.  The Foothill Facility, among other things, (i) requires us to maintain certain financial ratios and covenants, including a minimum combined cash and borrowing availability financial covenant that adjusts each quarter and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year; (ii) restricts our ability to incur debt or liens; sell, assign, pledge, or lease assets; or merge with another company; and (iii) restricts the payment of dividends and repurchase of any of our outstanding shares without the prior consent of Foothill.  The Foothill Facility expires in December 2004.

Borrowings under the Foothill Facility bear interest at the Wells Fargo Bank, N.A. prevailing prime rate plus 3.0% to 4.5%, depending on the amount outstanding, and at no time will borrowings under the Foothill Facility bear interest at a rate less than 10.25%.  In addition, the Foothill Facility has an unused line fee equal to 0.375% per annum times the difference between $25.0 million and the sum of the average undrawn portion of the borrowings, payable each quarter.  The Foothill Facility provides Foothill with a first priority perfected security interest in substantially all of our assets, including, but not limited to, all of our intellectual property.  Pursuant to the terms of the Foothill Facility, all of our cash receipts must be deposited into a Foothill controlled account.  As of April 2, 2004, we were in compliance with all financial covenants and ratios.

As of April 2, 2004, we had $1.8 million in outstanding borrowings and $4.2 million in outstanding financial letters of credit under the Foothill Facility on certain customer contracts.  Our customers can draw against these letters of credit if we fail to meet the performance requirements included in the terms of each letter of credit.  As of April 2, 2004, no amounts had been accrued for any estimated losses under the obligations, as we believe we will perform as required under our contracts.

In March 2004, Evans & Sutherland Computer Limited (“E&S Ltd.”), our wholly-owned subsidiary, renewed an overdraft facility (the “Overdraft Facility”) with Lloyds TSB Bank plc (“Lloyds”) for borrowings up to $2.5 million.  However, solely at Lloyd’s discretion, E&S Ltd. may be allowed to exceed the $2.5 million limit for a very limited amount of time, as defined by Lloyds at that time.  In addition, borrowings over the $2.5 million limit will bear an interest rate equal to Lloyds’ unauthorized currency borrowing rate, which was 12.0% per annum above Lloyds’ short term offered rate as of the signing of the renewed Overdraft Facility.  The Overdraft Facility expires December 31, 2004.  Borrowings under the Overdraft Facility bear interest at Lloyds’ short-term offered rate plus 1.75% per annum.  As of April 2, 2004, there were $4.0 million in outstanding borrowings under the Overdraft Facility.  The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds’ discretion.  E&S Ltd. executed a letter of negative pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business.  Covenants contained in the Overdraft Facility restrict dividend payments from E&S Ltd. and require maintenance of certain financial covenants.  In addition, at April 2, 2004, E&S Ltd.

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

For the three months ended April 2, 2004, outstanding options to purchase 2,486,093 shares of common stock and 428,000 shares of common stock issuable upon conversion of the 6% Convertible Subordinated Debentures were excluded from the computation of the diluted net loss per common share because to include them would have been anti-dilutive.

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

5.              GEOGRAPHIC INFORMATION

The following table presents sales by geographic location based on the location of the use of the product or services.  Sales to individual countries greater than 10% of consolidated sales are shown separately (in thousands):

	Three Months Ended
	April 2, 2004	March 28, 2003
		(As restated)
United States	$7,030	$12,149
United Kingdom	3,222	3,531
Europe (excluding United Kingdom)	4,495	4,621
Pacific Rim	2,419	1,269
Other	624	1,008
	$17,790	$22,578

The following table presents property, plant and equipment by geographic location based on the location of the assets (in thousands):

	April 2, 2004	December 31, 2003
United States	$22,563	$23,332
Europe	616	783
	$23,179	$24,115

6.              LEGAL PROCEEDINGS

In May 2003, a claim was made against the Company by RealVision, Inc. relative to matters arising from the sale of a business unit to RealVision, Inc. in 2001.  The parties entered mediation in the fourth quarter of 2003, and continued discussions into 2004.  In March 2004, an agreement was reached under which RealVision will receive a settlement in the amount of $2.4 million of which E&S paid approximately $0.9 million to resolve this claim, with the remainder of the settlement amount being paid by E&S’s insurance carrier.

In the normal course of business, we have various legal claims and contingent matters.  Although the final outcome of such matters cannot be predicted, we believe the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

7.              RESTRUCTURING CHARGES

During the first quarter of 2004, we recorded a gain due to the reversal of previous restructuring charges in the amount of $0.5 million related to favorable cost management in comparison to initial restructuring estimates.  In addition, we paid $0.8 million in severance benefits related to all restructurings occurring over fiscal years 2003, 2002, and 2001.  The majority of the remaining severance benefits are expected to be paid out over the remainder of this fiscal year.

The following table represents restructuring provision activity in the first three months of 2004 (in thousands):

	Balance at December 31, 2003	Restructuring charges (gains)	Severance benefits paid	Balance at April 2, 2004

Remaining 2001 accrual	$40	$(18)	$7	$15
Remaining 2002 accrual	329	(264)	50	15
Remaining 2003 accrual	1,242	(209)	728	305
	$1,611	$(491)	$785	$335

8.              ASSETS HELD FOR SALE

We currently own one office building with a book value of $2.5 million that is being held for sale.  This building is no longer being depreciated and is recorded as a current asset.

9.              GUARANTEES

Warranty Reserve

We provide a warranty reserve for estimated future costs of servicing products under warranty agreements usually extending for periods from 90 days to several years.  Anticipated costs for product warranties are based upon estimates derived from experience factors and are recorded as cost of sale at the time of sale or over the contract period for long-term contracts.  As of April 2, 2004, and December 31, 2003, we had reserved approximately $1.3 million for estimated warranty claims.  Warranty expense for the three months ended April 2, 2004, and March 28, 2003, was $0.5 million and $0.7 million, respectively.

The following table provides the changes in our warranty reserves for the first three months of 2003 (in thousands):

	Balance at December 31, 2003	Provision for warranty expense	Warranty charges against the reserve	Balance at April 2, 2004

Warranty reserves	$1,290	$458	$404	$1,344

Quest Flight Training

We have a 50% interest in Quest Flight Training, Ltd. (“Quest”), a joint venture with Quadrant Group Ltd. (“Quadrant”), providing aircrew training services for the United Kingdom Ministry of Defence (“U.K. MoD”) under a 30-year contract.  In connection with the services of Quest to the U.K. MoD, we guarantee various obligations of Quest.  As of April 2, 2004, we had four guarantees outstanding related to Quest.  Pursuant to the first guarantee, we have guaranteed, jointly and severally with Quadrant, the performance of Quest in relation to its contract with the U.K. MoD.  If Quest fails to meet its obligations under the contract then we (and Quadrant) are required to perform under the terms of the contract.  Due to the length of the contract and the uncertainty of performance for which we would be liable if Quest fails to perform, we cannot estimate the maximum amount of possible future payments.  This guarantee is in place until 2030.  Pursuant to the second guarantee, we have guaranteed, jointly and severally with Quadrant, up to a maximum amount of £1.0 million ($1.9 million as of April 2, 2004), the performance of Quest, where not subcontracted, and the performance of Quest where subcontracted, and the subcontractor is not liable to meet its obligation due to any limitation of liability in the sub-contract agreement, thus preventing Quest from meeting its obligation under its contract with the U.K. MoD.  This guarantee is in place until 2020.  Pursuant to the third guarantee, we have pledged our equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest.  The loan agreement terminates in 2020.  The pledge of our equity shares in Quest will expire at such time as Quest’s obligations under the loan agreement are satisfied or the date on which the loan agreement is otherwise terminated.  In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement.  As of April 2, 2004, the outstanding loan balance was £5.2 million ($9.6 million as of April 2, 2004).  Pursuant to the fourth guarantee, we have guaranteed payment, up to a maximum of £0.13 million ($0.2 million as of April 2, 2004), in the event that Quest has a default event, as defined by its loan agreement.  This guarantee is in place until 2020.  As April 2, 2004, no amounts have been accrued for any estimated losses under these guarantees because we believe that Quest will meet all of its performance and financial obligations in relation to its contract with the U.K. MoD.  However, if we are required to perform under any or all of the four guarantees, it could have a material adverse impact on our operating results and liquidity.

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

(in thousands, except per share amounts)

	Three Months Ended
	April 2, 2004	March 28, 2003
		(As restated)

Net loss, as reported	$(3,040)	$(24,275)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(117)	(127)
Pro forma net loss	$(3,157)	$(24,402)
Loss per share:
Basic and diluted – as reported	$(0.29)	$(2.32)
Basic and diluted – pro forma	$(0.30)	$(2.33)

11.       EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost

For the three months ended (in thousands):

	Pension Plan		SERP
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003

Service cost	$—	$—	$130	$113
Interest cost	833	844	127	120
Expected return on assets	(787)	(938)	—	—
Amortization of actuarial (gain) loss	22	—	—	—
Amortization of prior year service cost	—	—	(15)	(15)
Net periodic benefit cost	$68	$(94)	$242	$218

Employer Contributions

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, we did not expect to contribute to either the Pension Plan or the Supplemental Executive Retirement Plan (“SERP”) in 2004.  For the quarter ended April 2, 2004, we made no contributions to the Pension Plan or the SERP.  We anticipate that we will make no contributions to either plan in the remainder of this fiscal year.

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

•                                                      Our belief that strong orders growth in the first quarter of 2004 for our planetarium systems will lead to increased sales in future quarters.

•                                                      Our belief that sales will increase in future quarters.

•                                                      Our belief that our planetarium system sales will increase consistently over the remainder of 2004 as deliveries of our growing backlog for planetarium systems are executed.

•                                                      Our belief that we will begin volume deliveries to the U.S. Army for the Close Combat Tactical Trainer in the second quarter of 2004.

•                                                      Our belief that our new products are performing very well.

•                                                      Our belief that we will receive higher orders and sales in the second & subsequent quarters.

•                                                      Our belief that research and development expenditures will increase in the near term due to material and other requirements for developing our laser projector product.

•                                                      Our belief that cash from operations will be approximately at breakeven for the remainder of 2004 as we benefit from the prior year restructuring efforts.

•                                                      Our belief that we will sell the one building we have for sale in the next two quarters of 2004 and that our liquidity will further improve as a result.

•                                                      Our belief that the letters of credit under the Foothill Facility will not be drawn against as we believe we will perform as required under the related contracts.

•                                                      Our belief that the principal sources of liquidity in 2004 will be a result of positive cash flow during 2004 as a result of restructurings in prior years, other cost cutting measures, and the anticipated sale of a building currently held for sale.

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

•                                                      Our belief that we will make no contributions to any of our pension and post retirement plans in fiscal year 2004, or beyond, unless required to by statutory funding requirements.

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  Our actual results could differ materially from these forward-looking statements.  Important factors to consider in evaluating such forward-looking statements include plans for future operations; financing needs or plans; plans relating to our products and services; risk of product demand; market acceptance; economic conditions; competitive products and pricing; cancellation of contracts or significant penalties due to delays in the timely delivery of our products; difficulties in product development, commercialization and technology; those guarantees we issued in connection with the services of our joint venture entity, Quest Flight Training Ltd., to the U.K. Ministry of Defence or other parties will not be called upon for payment or performance; assumptions relating to the foregoing; and other risks detailed in this filing and in our most recent Form 10-K.  Although we believe we have the product offerings and resources for continuing success, future revenue and margin trends cannot be reliably predicted.  Factors external to us can result in volatility of our common stock price.  Because of the foregoing factors, recent trends are not necessarily reliable indicators of future stock prices or financial performance and there can be no assurance that the events contemplated by the forward-looking statements contained in this quarterly report will, in fact, occur.  For further information, refer to the business description and additional risk factors sections included in our Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

OVERVIEW

After a profit in the fourth quarter of 2003, we had projected a loss in the first quarter of 2004 because of expected lower sales compared to the prior quarter.  Lower sales were due to the delivery pattern of our backlog as well as the timing of new orders.  Compared to the first quarter of 2003, both operating expenses and the operating loss are significantly reduced.

During the first quarter of 2004 we received an important new order from the U.S. Army for visual systems used in the Close Combat Tactical Trainer ("CCTT"), which is a simulator for tanks and other ground warfare applications.  Volume deliveries on this contract are planned to begin in the second quarter of 2004.

Backlog decreased slightly in the quarter.  However, our new products are performing very well, and we expect higher orders and sales in the second and subsequent quarters.

BUSINESS OVERVIEW

We produce high-quality visual systems used to display images of the real world rapidly and accurately.  We are widely regarded as both a pioneer and a leader in providing the world’s most realistic visual systems.  We design, manufacture, market and support visual systems for simulation with solutions that meet the training requirements for a wide range of military and commercial applications.  We also provide this leading-edge visual system technology and experience to planetariums, science centers, and entertainment venues.  We develop and deliver a complete line of image generators, displays, databases, services and support products that match technology to customer requirements.  Our products and solutions range from the desktop PC to what we believe are the most advanced visual simulation systems in the world.

We operate as one business; providing visual simulation solutions to an international customer base.  Our simulation solutions can be categorized into five customer markets:  military simulation, commercial simulation, strategic visualization, digital theater, and service & support.

Military Simulation

We offer a complete range of visual simulation solutions for all types of military vehicle training.  We provide high-performance image generators (IGs), display systems, and visual databases for ground-based warfare, helicopter, fixed-wing aircraft, and ship bridge simulators.  In addition, we are developing complete training systems for military tactics and command training.

Commercial Simulation

In civil aviation, we provide visual systems to almost every major airline and aircraft manufacturer in the world.  We offer a full range of FAA (and international equivalent JAA) approved solutions for Level D, Level C, Level A/B, and desktop training, as well as upgrades for existing systems.

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

Service & Support

We provide a full range of pre- and post-sales support for our products, including customized long-term support programs; on-site installation, maintenance, and repair; and maintenance training for customers.  Distribution centers and support staff are strategically located in the U.S. and U.K. to ensure timely, responsive service.

CRITICAL ACCOUNTING POLICIES

The policies discussed below are considered by management to be critical to an understanding of our financial statements.  Their application places significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  Specific risks for these critical accounting policies are described in the following paragraphs.  A summary of significant accounting policies can be found in Note 1 to the consolidated financial statements on our Form 10-K for the year ended December 31, 2003.  For all of these policies, management cautions that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

Accrued Expenses

Accrued expenses include amounts for liquidated damages and late delivery penalties.  While current contracts could include additional liquidated damages and late delivery penalties, we have included all amounts management believes E&S is liable for as of April 2, 2004.  These liquidated damages are based primarily on estimates of project completion dates.  To the extent completion dates are not consistent with our estimates, these damage and penalty accruals may require additional adjustments.

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

Restatement of First Quarter 2003 Financial Statements

The financial data in this Form 10-Q for the first quarter of 2003 has been restated from the amounts previously reported on our Form 10-Q filed with the Securities and Exchange Commission on May 12, 2003, for the correction of certain accounting errors. This restatement was originally reported in our Annual Report filed on Form 10-K for the fiscal year ending December 31, 2003.  All information presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement.

The effect of the restatement on amounts reported for the first quarter of 2003 decreased sales $0.1 million, increased cost of sales $1.1 million, increased net loss $1.2 million and increased the loss per share by $0.12 .

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

Management performed an in depth review into several accounting issues that arose in connection with the restatement, as more specifically described in Note 1 of the Notes to Consolidated Financial Statements included in this Form 10-Q.  Following our in depth review, we concluded that there were material weaknesses in our control environment.  Item 4 of this Form 10-Q provides a description of actions we have taken to improve our internal controls and procedures based on our review of our accounting and reporting policies.

RESULTS OF OPERATIONS

The following table presents the percentage of total sales represented by certain items for the periods presented:

	For the Three Months Ended
	April 2, 2004		March 28, 2003
			(As restated)
Sales	$17,790	100.0%	$22,578	100.0%
Cost of sales	10,908	61.3	14,998	66.4
Inventory impairment	—	0.0	14,566	64.5
Gross profit (loss)	6,882	38.7	(6,986)	(30.9)
Expenses:
Selling, general, and administrative	6,086	34.2	7,257	32.1
Research and development	3,954	22.2	7,030	31.1
Restructuring charge (gain)	(491)	(2.8)	1,279	5.7
Impairment loss	—	0.0	1,151	5.1
Operating expenses	9,549	53.7	16,717	74.0

Gain on sale of assets	155	0.9	—	0.0
Operating loss	(2,512)	(14.1)	(23,703)	(105.0)
Other income (expense), net	(490)	(2.8)	(840)	(3.7)
Loss before income taxes	(3,002)	(16.9)	(24,543)	(108.7)
Income tax expense (benefit)	38	0.2	(268)	(1.2)
Net loss	(3,040)	(17.1)	(24,275)	(107.5)

Results of Operations Summary

Our first quarter 2004 results of operations were mixed as expected.  Sales were down compared to the prior quarter and to the first quarter of 2003.  Customers in our military market continued to divert funds to more pressing requirements and customers in our commercial market continued to make cutbacks as the airline industry continued to struggle.  However, margins on products sold into these two markets improved compared to the first quarter of 2003.  While our planetarium system sales were down, we continued to experience strong orders growth that we expect to lead to increased sales in future quarters.  In addition, our operating expenses have decreased significantly due to restructuring actions taken last year.  We expect sales to increase in future quarters as a result of an increase in orders.

First Quarter 2004 Compared to First Quarter 2003

Consolidated Sales and Gross Profit

Our total sales were $17.8 million in the first quarter of 2004, compared with $22.6 million in the first quarter of 2003.  This decrease was primarily the result of a continued shrinkage in the military markets as funds have been diverted to more pressing military requirements.  In addition, sales in the military market in the first quarter of 2003 included a significant amount of deliveries related to the U.S. Army's CCTT program.  In the first quarter of 2004, we received a new award for this large program; however sales related to this large program will not begin until the second quarter of 2004 when deliveries begin.  Sales to the commercial market also declined in the first quarter of 2004 due to price pressure and as commercial airlines continue to hold off on purchases of new aircraft.  Sales of our planetarium systems decreased slightly in the first quarter of 2004 despite continued strong growth in orders related to the demand for our Digistar 3 product.  Planetarium revenues are expected to increase consistently over the remainder of 2004 as deliveries of our growing planetarium backlog are executed.  Lastly, we experienced a decrease in our service and support sales due to several large spares and repairs orders delivered in the first quarter of 2003 compared to the first quarter of 2004.  This service and support decrease was partially offset by growth in our maintenance sales.

Our gross margin (loss) percentages were 38.7% in the first quarter of 2004, compared with (30.9%) in the first quarter of 2003.  This gross margin increase is mostly driven by a $14.6 million dollar inventory impairment loss taken in the first quarter of 2003 related primarily to our Harmony 1 product.  In addition, both military and commercial gross margins continued to increase as a result of improved cost performance on programs executed in the first quarter of 2004.  Product support costs have increased as we have introduced many new products into our markets since the first quarter of 2003.  Offsetting this increase in product support costs is a decrease in our warranty costs as a result of better product performance.

Operating Expenses, Other and Taxes

Our operating expenses were $9.5 million in the first quarter of 2004, compared with $16.7 million during the first quarter of 2003.  Selling, general and administrative expenses (“SG&A”) decreased by $1.2 million primarily as a result of reductions in labor and service expenditures.  We believe we will not gain any additional savings in labor and service due to prior restructuring efforts and we expect SG&A to increase slightly in the second and fourth quarters due to higher selling expenses as a result of major trade show expenses in each of these quarters.  Research and development (“R&D”) expenses decreased by $3.1 million also as a result of decreased labor costs, but additionally benefited from lower product development expenditures.  However, we expect R&D costs to increase in the near term due to material and other requirements for developing our laser projector product.  During the first quarter of 2004, we recorded a gain due to the reversal of previous restructuring charges in the amount of $0.5 million related to favorable cost management in comparison to initial restructuring estimates.  During the first quarter of 2003, we recorded a restructuring charge of $1.3 million related to a reduction in force of approximately 45 employees to reduce operating costs.  Lastly, during the first quarter of 2003, we recognized an impairment loss of $1.2 million on development and demonstration assets related to our Harmony 1 product.

Our other income (expense) was $0.5 million of net expense in the first quarter of 2004, compared to $0.8 million of net expense in the first quarter of 2003.  This $0.3 million decrease was the result of an investment write-down in Quantum Vision, Inc. during the first quarter of 2003 as we determined this technology would not enhance our own technology or strategic direction.  This decrease in other expense was partially offset by a reduction in interest income, as the first quarter of 2003 contained a large amount of interest on one-time tax refunds.

Our income tax expense was near zero during the first quarter of 2004, compared to an income tax benefit of $0.3 million during the first quarter of 2003.  The income tax benefit in the first quarter of 2003 was the result of a change in the tax law which allowed us to use additional net operating losses to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Summary

Summary information about our financial position as of April 2, 2004 and December 31, 2003, is presented in the following table (in thousands):

	April 2, 2004	December 31, 2003
Cash and cash equivalents	$9,775	$9,714
Restricted cash	793	765
Line of credit agreements	(5,757)	(7,685)
Net short term cash	4,811	2,794
Long-term debt	(18,015)	(18,015)
Net indebtedness	$(13,204)	$(15,221)

Stockholders’ equity	$12,612	$15,566

In the first three months of 2004, our net cash flow was approximately breakeven. Our operations provided cash even though we had a $3.0 million loss and we further paid down our payables and short term debt.   We continue to expect cash from operations to be approximately at breakeven for the remainder of the year as we benefit from the prior year restructuring efforts.  Also, we expect to sell a building that is currently held for sale within the next two quarters, further increasing our liquidity.

Cash Flow

(In thousands)

	Three Months Ended
	April 2, 2004	March 28, 2003
Net cash provided by (used in) operating activities	$2,431	$(1,088)
Net cash used in investing activities	(449)	(987)
Net cash provided by (used in) financing activities	(1,921)	5,652
Increase in cash	$61	$3,577

In the first three months of 2004, cash generated in our operating activities of $2.4 million was mainly attributable to a $6.4 million reduction in accounts receivable and a $1.3 million reduction in net costs and estimated earnings in excess of billings on uncompleted contracts.  These were offset by a $1.6 million decrease in accounts payable, a $1.4 million decrease in accrued expenses and a $1.6 million decrease in customer deposits.  Accounts receivable decreased due to significant collections on several large contracts and our United Kingdom value added tax receivable was reduced $1.0 million.  Net costs and estimated earnings in excess of billings on uncompleted contracts decreased primarily as a result of converting costs and estimated earnings in excess of billings on uncompleted contracts into invoicing.  Accounts payable decreased as we further reduced our outstanding trade payables.   Accrued expenses decreased primarily as a result of payments of $0.8 million in severance benefits related to prior restructurings and our United Kingdom value added tax accrual decreased $0.8 million.  Customer deposits decreased as orders were turned into sales and new customer deposits did not offset this reduction.

In the first three months of 2003, cash used in our operating activities was mainly attributable to a $24.3 million net loss, offset by non-cash charges primarily consisting of $16.2 million related to asset impairments, $2.0 million related to depreciation and amortization and $1.3 million related restructuring charges, and decreases in net costs and estimated earnings in excess of billings on completed projects of $1.8 million and in accrued expenses of $1.5 million, and an increase in customer deposits of $2.2 million.  Net costs and estimated earnings in excess of billings on completed projects decreased as a result of converting costs and estimated earnings in excess of billings on completed contracts into invoicing.   Accrued expenses decreased $0.7 million as a result of paying severance benefits related to restructure charges and $0.5 million due to charges against warranty reserves.  Customer deposits primarily increased in relation to orders for our planetarium systems and commercial products.

In the first three months of 2004, cash used by our investing activities was $0.4 million, primarily used for the purchase of property, plant, and equipment.  In the first three months of 2003, cash used by our investing activities was $1.0 million for the purchase of property, plant and equipment.

In the first three months of 2004, cash used by our financing activities was $1.9 million primarily due to our efforts to reduce our outstanding borrowings on our lines of credit. In the first three months of 2003, cash provided by our financing activities was $5.7 million due to increased borrowings from our lines of credit of $3.4 million and $2.2 million in restricted cash became unrestricted.

Credit Facilities

We have in place two lines of credit that allow us to bridge the gap between our daily cash requirements and the cash we have on hand, as well as provide for the ability to issue letters of credit.  We require access to these lines of credit, or others, in order to operate.  The ability to issue letters of credit has become more important to our business as sales in other countries other than North America and Western Europe have grown and become a larger percentage of our gross sales.  Letters of credit in many of these countries are required as part of any final contract.

We have a secured credit facility (the “Foothill Facility”) with Wells Fargo Foothill (“Foothill”) that provides for borrowings and the issuance of letters of credit up to an aggregate of $25.0 million.  The original secured credit facility agreement was put into place in December 2000 and has been amended in subsequent periods.  The Foothill Facility, among other things, (i) requires us to maintain certain financial ratios and covenants, including a minimum combined cash and borrowing availability amount and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year; (ii) restricts our ability to incur debt or liens; sell, assign, pledge, or lease assets; or merge with another company; and (iii) restricts the payment of dividends and repurchase of any of our outstanding shares without the prior consent of Foothill.  The Foothill Facility expires in December 2004.

Borrowings under the Foothill Facility bear interest at the Wells Fargo Bank, N.A. prevailing prime rate plus 3.0% to 4.5%, depending on the amount outstanding, and at no time will borrowings under the Foothill Facility bear interest at a rate less than 10.25%.  In addition, the Foothill Facility has an unused line fee equal to 0.375% per annum times the difference between $25.0 million and the sum of the average undrawn portion of the borrowings, payable each quarter.  The Foothill Facility provides Foothill with a first priority perfected security interest in substantially all of our assets, including, but not limited to, all of our intellectual property.  Pursuant to the terms of the Foothill Facility, all of our cash receipts must be deposited into a Foothill controlled account.  As of April 2, 2004, we were in compliance with all financial covenants and ratios.

As of April 2, 2004 and December 31, 2003, we had $1.8 million and $3.7 million, respectively, in outstanding borrowings and $4.2 million and $3.6 million, respectively, in outstanding financial letters of credit under the Foothill Facility on certain customer contracts.  Our customers can draw against these letters of credit if we fail to meet the performance requirements included in the terms of each letter of credit.  As of April 2, 2004, no amounts had been accrued for any estimated losses under the obligations, as we believe we will perform as required under our contracts.  As of April 30, 2004, there were no outstanding borrowings and outstanding letters of credit were $4.3 million.

In March 2004, Evans & Sutherland Computer Limited (“E&S Ltd.”), our wholly-owned subsidiary, renewed an overdraft facility (the “Overdraft Facility”) with Lloyds TSB Bank plc (“Lloyds”) for borrowings up to $2.5 million.  However, solely at Lloyd’s discretion, E&S Ltd. may be allowed to exceed the $2.5 million limit for a very limited amount of time, as defined by Lloyds at that time.  In addition, borrowings over the $2.5 million limit will bear an interest rate of equal to Lloyds’ unauthorized currency borrowing rate, which was 12.0% per annum above Lloyds’ short term offered rate as of the signing of the renewed Overdraft Facility.  The Overdraft Facility expires December 31, 2004.  Borrowings under the Overdraft Facility bear interest at Lloyds’ short-term offered rate plus 1.75% per annum.  As of April 2, 2004 and December 31, 2003, there was $4.0 million in outstanding borrowings.  The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds’ discretion.  E&S Ltd. executed a letter of negative pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business.  Covenants contained in the Overdraft Facility restrict dividend payments from E&S Ltd. and require maintenance of certain financial covenants.  In addition, at April 2, 2004, E&S Ltd. had $0.8 million deposited in a restricted cash collateral account at Lloyds related to the Overdraft Facility to support certain obligations that the bank guarantees.  As of April 30, 2004, there were $1.1 million in outstanding borrowings.

Other Information

As of April 2, 2004, we had $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the “6% Debentures”).  The 6% Debentures are unsecured and are convertible at each bondholder’s option into shares of our common stock at a conversion price of $42.10 or 428,000 shares of our common stock, subject to adjustment. The 6% Debentures are redeemable at our option, in whole or in part, at par.

On February 18, 1998, E&S’s Board of Directors authorized the repurchase of up to 600,000 shares of our common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996.  On September 8, 1998, our Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock.  On April 30, 2004, 463,500 shares remained available for repurchase.  No shares were repurchased during 2003 or during the first three months of 2004.  Stock may be acquired on the open market or through negotiated transactions.  Under the program, repurchases may be made from time to time, depending on market conditions, share price and other factors.  The Foothill Facility requires that we obtain prior consent from Foothill before we repurchase any shares.

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

We believe that the principal sources of liquidity for 2004 will result from positive cash flow related to the restructurings that have taken place in prior years, other cost cutting measures, and the anticipated sale of a building designated as asset held for sale.  Circumstances that could materially affect liquidity in 2004 include, but are not limited to, the following:  (i) our ability to successfully develop and produce new technologies and products, (ii) our ability to meet our forecasted sales levels during 2004, (iii) our ability to reduce costs and expenses, (iv) our ability to maintain our commercial simulation business in light of current economic conditions, and (v) our ability to sell the remaining building we have for sale, on terms favorable to us.

We believe that existing cash, restricted cash, borrowings available under our various borrowing facilities, the sale of a certain building currently held for sale, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months.  At April 2, 2004, our total indebtedness was $23.8 million.  The Foothill Facility expires in December 2004 and the Overdraft Facility expires on December 31, 2004.  If these credit facilities continue to be needed beyond their respective expiration dates, we will attempt to replace them; however, there can be no assurances that we will be successful in renegotiating our existing borrowing facilities or obtaining additional debt or equity financing.  Our cash and restricted cash, subject to various restrictions previously set forth, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases, and other potential cash needs as they may arise.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we normally do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which can be established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

However, we have a 50% interest in Quest Flight Training, Ltd., a joint venture with Quadrant Group Ltd., providing aircrew training services for the United Kingdom Ministry of Defence under a 30-year contract.   We account for this investment using the equity method.   In connection with the services of Quest to the U.K. MoD, we guarantee various obligations of Quest.  As of April 2, 2004, we had four guarantees outstanding related to Quest.  Pursuant to the first guarantee, we have guaranteed, jointly and severally with Quadrant, the performance of Quest in relation to its contract with the U.K. MoD.  If Quest fails to meet its obligations under the contract then we (and Quadrant) are required to perform under the terms of the contract.  Due to the length of the contract and the uncertainty of performance for which we would be liable if Quest fails to perform, we cannot estimate the maximum amount of possible future payments.  This guarantee is in place until 2030.  Pursuant to the second guarantee, we have guaranteed, jointly and severally with Quadrant, up to a maximum amount of £1.0 million ($1.9 million as of April 2, 2004), the performance of Quest, where not subcontracted, and the performance of Quest where subcontracted, and the subcontractor is not liable to meet its obligation due to any limitation of liability in the sub-contract agreement, thus preventing Quest from meeting its obligation under its contract with the U.K. MoD.  This guarantee is in place until 2020.  Pursuant to the third guarantee, we have pledged our equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest.  The loan agreement terminates in 2020.  The pledge of our equity shares in Quest will expire at such time as Quest’s obligations under the loan agreement are satisfied or the date on which the loan agreement is otherwise terminated.  In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement.  As of April 2, 2004, the outstanding loan balance was £5.2 million ($9.6 million as of April 2, 2004)  Pursuant to the fourth guarantee, we have guaranteed payment, up to a maximum of £0.13 million ($0.2 million as of April 2, 2004), in the event that Quest has a default event, as defined by its loan agreement.  This guarantee is in place until 2020.  As April 2, 2004, no amounts have been accrued for any estimated losses under these guarantees because we believe that Quest will meet all of its performance and financial obligations in relation to its contract with the U.K. MoD.  However, if we are required to perform under any or all of the four guarantees, it could have a material adverse impact on our operating results and liquidity.

CONTRACTUAL OBLIGATIONS

There were no material changes in our contractual obligations in the first three months of 2004 compared to contractual obligations reported in our 2003 annual report on Form 10-K.

TRADEMARKS USED IN THIS FORM 10-Q

E&S, Digistar 3 and Harmony are trademarks or registered trademarks of Evans & Sutherland Computer Corporation.  All other products, services, or trade names or marks are the properties of their respective owners.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates.  Our international sales, which accounted for 61% of our total sales in the three months ended April 2, 2004, are concentrated in the United Kingdom, continental Europe, and Asia.  Foreign currency purchase and sale contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  We do not enter into contracts for trading purposes and do not use leveraged contracts.  As of April 2, 2004, we had seven material sales contracts in Euros with approximately $3.0 million remaining to invoice and collect, one material sales contract in GBP with approximately $0.8 million remaining to invoice and collect and no foreign currency derivative contracts.

We reduce our exposure to changes in interest rates by maintaining a high proportion of our debt in fixed-rate instruments.  As of April 2, 2004, 76% of our total debt was in fixed-rate instruments. Had we fully drawn on our $25 million revolving line of credit with Wells Fargo Foothill and our foreign line of credit, 39% of our total debt would be in fixed-rate instruments.

The information below summarizes our market risks associated with debt obligations as of April 2, 2004.  Fair values have been determined by quoted market prices.  For debt obligations, the table below presents the principal cash flows and related interest rates by fiscal year of maturity.  Bank borrowings bear variable rates of interest and the 6% Debentures bear a fixed rate of interest. The information below should be read in conjunction with Note 3 of Notes to the Condensed Consolidated Financial Statements in Part I of this quarterly report.

	Rate	2004	2005	2006	2007	2008	There- after	Total	Fair Value
Debt

Bank Borrowings	5.2%	$5,757	$—	$—	$—	$—	$—	$5,757	$5,757

6% Debentures	6.0%	—	—	—	—	—	18,015	18,015	12,971

Total debt		$5,757	$—	$—	$—	$—	$18,015	$23,772	$18,728

Item 4.    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed with the SEC is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Evaluation of our internal controls and procedures related to the restatement.  Our evaluation of our internal controls and procedures as of December 31, 2003 included an in depth review of all aspects of the matter of certain material weaknesses we identified in the internal controls and procedures of our wholly-owned subsidiary, Evans & Sutherland Computer Limited (“E&S Ltd.”) as more fully disclosed in Note 3 of the Notes to Consolidated Financial Statements included as part of our annual report on Form 10-K for the period ending December 31, 2003, and an in depth review of all aspects of the matter by the Audit Committee.  Based on all information gathered during our in depth review of all aspects of the matter, we concluded that our accounting, financial reporting and internal control functions needed improvement, including our system of documenting transactions.

Actions taken in response to our evaluation.  As a result of our findings described above, during the first quarter of 2004, we began implementing the following improvements to our internal control procedures and our disclosure controls and procedures to address the issues we identified in our evaluation of the these controls and procedures and those of our subsidiary, E&S Ltd.:

•                  We altered our reporting structure so that the finance director of E&S Ltd. reports directly to our chief financial officer.

•                  We are establishing new internal control processes to remedy the problems identified.

•                  We appointed a Director of Internal Control whose primary responsibilities are to oversee the establishment of formalized policies and procedures throughout our organization and to document and assess our system of internal controls.

•                  We have instituted more rigorous procedures for quarter-end analysis of balance sheet and income statement accounts, period-end reconciliations of subsidiary ledgers, and the correction of reconciling items in a timely manner. We also enhanced our accounting documentation policies.

•                  We will adopt, for the financial controls and procedures employed at E&S Ltd., the process currently employed by E&S whereby E&S uses monthly sales audit schedules and reconciles such schedules to the general ledger.

•                  We instituted new procedures around our quarterly reporting processes whereby significant accounting issues are discussed and documented, reviewed with our external auditors and the Audit Committee, formally approved by our management, and given timely effect in our books and records.

•                  We will begin reconciling, on a monthly basis, operational assessments of the status of completion of each contract program and the financial accounting and reporting of such status.

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

As of the end of the quarter ended April 2, 2004, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Other than as described above, during the quarter ended April 2, 2004, there have been no significant changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

In May 2003, a claim was made against the Company by RealVision, Inc. relative to matters arising from the sale of a business unit to RealVision, Inc. in 2001.  The parties entered mediation in the fourth quarter of 2003, and continued discussions into 2004.  In March 2004, an agreement was reached under which RealVision will receive a settlement in the amount of $2.4 million of which E&S paid approximately $0.9 million to resolve this claim, with the remainder of the settlement amount being paid by E&S’s insurance carrier.

In the normal course of business, we have various other legal claims and other contingent matters.  Although the final outcome of such matters cannot be predicted, we believe the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition, liquidity, or results of operations.

Item 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

10.1	Overdraft Facility Continuation agreement between Evans & Sutherland Computer Limited and Lloyds TSB Bank plc, dated March 15, 2004, filed herein.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herein.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herein.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

(b)         Reports on Form 8-K

•                  On March 18, 2004, the Company furnished to the SEC a Current Report pursuant to Item 9 of Form 8-K, “Regulation FD Disclosure.”  In the Report, the Company disclosed its announcement by press release on the same date of the Company’s financial results for three months and fiscal year ended December 31, 2003, and restated quarterly results for quarters ended March 28, 2003, June 27, 2003, and September 26, 2003.  The Company included in the Report unaudited Summary Statements of Consolidated Operations for the three months and fiscal year ended December 31,2003, Condensed Consolidated Balance Sheets dated December 31, 2003, and December 31, 2002, the Company’s backlog as of December 31, 2003, and December 31, 2002,  restated and previously reported unaudited Summary Restatement of First Three Quarters Consolidated Operations for the quarters ended March 28, 2003, June 27, 2003, and September 26, 2003, and restated and previously reported unaudited Condensed Consolidated Balance Sheets dated March 28, 2003, June 27, 2003, and September 26, 2003.

•                  On March 19, 2004, the Company furnished to the SEC a Current Report on Form 8-K, “Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition.”  In the Report, the Company provided a summary of certain information provided by the Company during a conference call on March 18, 2004, during which the Company reported on its financial results for the fourth quarter and fiscal year ended December 31, 2003, as well as the restatement of certain financial results previously reported for the first three quarters of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date	May 14, 2004	By:	/s/ E. Thomas Atchison
E. Thomas Atchison, Vice President,
Chief Financial Officer, and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)