Form 10-Q
period 2004-07-02
EVANS & SUTHERLAND COMPUTER CORP
filed 2004-08-16
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended July 2, 2004

or

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

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding at July 30, 2004, was 10,499,577.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended July 2, 2004

PART I – FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	July 2, 2004	December 31, 2003

ASSETS
Current assets:
Cash	$9,965	$9,714
Restricted cash	2,405	765
Accounts receivable, less allowances for doubtful receivables of $337 at July 2, 2004, and $351 at December 31, 2003	13,846	22,298
Inventories, net	13,921	15,973
Costs and estimated earnings in excess of billings on uncompleted contracts	7,925	10,922
Prepaid expenses and deposits	4,760	4,731
Assets held for sale	—	2,463
Total current assets	52,822	66,866
Property, plant and equipment, net	22,814	24,115
Investments	1,558	2,011
Other assets	1,175	390
Total assets	$78,369	$93,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit agreements	$884	$7,685
Accounts payable	5,975	8,446
Accrued liabilities	12,309	12,526
Customer deposits	2,802	3,928
Billings in excess of costs and estimated earnings on uncompleted contracts	12,056	11,499
Total current liabilities	34,026	44,084
Long-term debt, net of current portion	18,015	18,015
Pension and retirement obligations	16,030	15,717
Total liabilities	68,071	77,816
Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value; authorized 10,000,000 shares; no issued and no outstanding shares	—	—
Common stock, $0.20 par value; authorized 30,000,000 shares; issued 10,850,971 shares at July 2, 2004, and 10,836,072 shares at December 31, 2003	2,170	2,167
Additional paid-in-capital	49,639	49,575
Common stock in treasury, at cost; 352,500 shares	(4,709)	(4,709)
Accumulated deficit	(34,486)	(29,148)
Accumulated other comprehensive loss	(2,316)	(2,319)
Total stockholders’ equity	10,298	15,566
Total liabilities and stockholders’ equity	$78,369	$93,382

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	July 2,	June 27,
	2004	2003
		(As restated)
Sales	$16,816	$16,010
Cost of sales	10,955	9,924
Gross profit	5,861	6,086
Expenses:
Selling, general and administrative	6,052	6,906
Research and development	5,203	5,093
Operating expenses	11,255	11,999
Gain on sale of assets held for sale	3,488	1,406
Operating loss	(1,906)	(4,507)
Other income (expense), net	(334)	(498)
Loss before income taxes	(2,240)	(5,005)
Income tax expense	58	119
Net loss	$(2,298)	$(5,124)

Net loss per common share:
Basic and diluted	$(0.22)	$(0.49)
Weighted average common shares outstanding:
Basic and diluted	10,495	10,469

See accompanying notes to condensed consolidated financial statements.

	Six Months Ended
	July 2,	June 27,
	2004	2003
		(As restated)
Sales	$34,606	$38,587
Cost of sales	21,863	24,922
Inventory impairment	—	14,566
Gross profit (loss)	12,743	(901)
Expenses:
Selling, general and administrative	12,138	14,163
Research and development	9,157	12,123
Restructuring charge (recovery)	(491)	1,279
Impairment loss	—	1,151
Operating expenses	20,804	28,716
Gain on sale of asset held for sale	3,488	1,406
Gain on sale of assets	155	—
Operating loss	(4,418)	(28,211)
Other income (expense), net	(824)	(1,338)
Loss before income taxes	(5,242)	(29,549)
Income tax expense (benefit)	96	(149)
Net loss	$(5,338)	$(29,400)

Net loss per common share:
Basic and diluted	$(0.51)	$(2.81)
Weighted average common shares outstanding:
Basic and diluted	10,491	10,464

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended
	July 2,	June 27,
	2004	2003
		(As restated)
Net loss	$(2,298)	$(5,124)
Unrealized gain on securities, net of taxes	3	65
Comprehensive loss	$(2,295)	$(5,059)

	Six Months Ended
	July 2,	June 27,
	2004	2003
		(As restated)
Net loss	$(5,338)	$(29,400)
Unrealized gain (loss) on securities, net of taxes	(48)	92
Comprehensive loss	$(5,386)	$(29,308)

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	July 2,	June 27,
	2004	2003
		(As restated)
Cash flows from operating activities:
Net loss	$(5,338)	$(29,400)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,657	3,689
Restructuring charge (recovery)	(491)	1,279
Gain on assets held for sale	(3,488)	(1,406)
Gain on sale of assets	(155)	—
Gain on sale of investment securities	(133)	—
Inventory impairment	—	14,566
Impairment loss	—	1,151
Loss on disposal of property, plant and equipment	17	16
Loss on write-down of investment	—	500
Provisions for losses on accounts receivable	31	16
Provision for excess and obsolete inventory	896	623
Provision for warranty expense	745	1,488
Other	45	39
Change in assets and liabilities:
Accounts receivable	8,421	2,079
Inventories	1,156	(1,186)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	3,554	10,779
Prepaid expenses and deposits	(40)	252
Other assets	(871)	—
Accounts payable	(2,471)	(1,741)
Accrued liabilities	(2,332)	(3,252)
Customer deposits	(1,126)	(245)
Net cash provided by (used in) operations	1,077	(753)

Cash flows from investing activities:
Proceeds from sale of assets held for sale	8,288	4,760
Proceeds from sale of investment securities	633	—
Purchases of property, plant and equipment	(1,373)	(1,760)
Net cash provided by investing activities	7,548	3,000

Cash flows from financing activities:
Net borrowings (payments) on line of credit agreements	(6,801)	(2,203)
Net decrease (increase) in restricted cash	(1,640)	2,191
Proceeds from issuance of common stock	67	99
Net cash provided by (used in) financing activities	(8,374)	87

Net change in cash	251	2,334
Cash at beginning of the period	9,714	7,375

Cash at end of the period	$9,965	$9,709

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$604	$427
Income taxes	96	180

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with accounting principles generally accepted in the United States of America.  This report on Form 10-Q for the three and six months ended July 2, 2004, should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2003.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, comprehensive loss, and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows. The results of operations for the three and six month periods ended July 2, 2004, are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

Certain amounts in the 2003 condensed consolidated financial statements and notes have been reclassified to conform to the 2004 presentation.

Our previously issued unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, comprehensive loss, and cash flows for the first three quarters of 2003 were restated in our Annual Report on Form 10-K for the year ended December 31, 2003, in order to correct certain accounting errors.  During our 2003 year-end close process and review of the financial statements of our wholly-owned subsidiary, Evans & Sutherland Computer Limited (“E&S Ltd.”), we identified certain errors in E&S Ltd’s 2003 quarterly financial statements due to the incorrect application of certain accounting principles during the first three quarters of 2003.

The effect of the restatement on amounts reported for the second quarter of 2003 decreased sales $6.2 million, decreased cost of sales $3.6 million, increased net loss $2.6 million and increased the loss per share by $0.24.  The effect of the restatement on amounts reported for the first six months of 2003 decreased sales $6.3 million, decreased cost of sales $2.5 million, increased net loss $3.8 million and increased the loss per share $0.36.

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

2.              INVENTORIES

Inventories consist of the following (in thousands):

	July 2, 2004	December 31, 2003

Raw materials	$7,040	$6,950
Work-in-process	1,736	3,301
Finished goods	5,145	5,722
	$13,921	$15,973

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

We have a secured credit facility (the “Foothill Facility”) with Wells Fargo Foothill (“Foothill”) that provides for borrowings and the issuance of letters of credit up to $25.0 million.  The Foothill Facility, among other things, (i) requires us to maintain certain financial ratios and covenants, including a minimum combined cash and borrowing availability financial covenant that adjusts each quarter and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year; (ii) restricts our ability to incur debt or liens; sell, assign, pledge, or lease assets; or merge with another company; and (iii) restricts the payment of dividends and repurchase of any of our outstanding shares without the prior consent of Foothill.  As of July 2, 2004, we were in compliance with all financial covenants and ratios.  The Foothill Facility expires in December 2004.

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

Effective June 23, 2004, we amended the Foothill Facility.  This amendment changed the terms of the Foothill Facility such that if we exceed the amount available for letter of credit guarantees, we are required to deposit 105% of the excess with Foothill.  In addition, we deposited $0.8 million with Foothill for the remaining term of the Foothill Facility.

As of July 2, 2004, we had no outstanding borrowings and $2.9 million in outstanding financial letters of credit under the Foothill Facility on certain customer contracts.  Our customers can draw against these letters of credit if we fail to meet the performance requirements included in the terms of each letter of credit.  As of July 2, 2004, no amounts had been accrued for any estimated losses under the obligations, as we believe we will perform as required under our contracts.  In addition, as of July 2, 2004, we had $1.6 million deposited in a restricted cash collateral account at Foothill related to letter of credit guarantees, projected amortized reductions in the real-estate based collateral over the remainder of the term of the Foothill Facility, and reserves required by Foothill.

In March 2004, Evans & Sutherland Computer Limited (“E&S Ltd.”), our wholly-owned subsidiary, renewed an overdraft facility (the “Overdraft Facility”) with Lloyds TSB Bank plc (“Lloyds”) for borrowings up to $2.5 million.  However, solely at Lloyd’s discretion, E&S Ltd. may be allowed to exceed the $2.5 million limit for a very limited amount of time, as defined by Lloyds at that time.  In addition, borrowings over the $2.5 million limit will bear an interest rate equal to Lloyds’ unauthorized currency borrowing rate, which was 12.0% per annum above Lloyds’ short term offered rate as of the signing of the renewed Overdraft Facility.  The Overdraft Facility expires

December 31, 2004.  Borrowings under the Overdraft Facility bear interest at Lloyds’ short-term offered rate plus 1.75% per annum.  As of July 2, 2004, there were $0.9 million in outstanding borrowings under the Overdraft Facility.  The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds’ discretion.  E&S Ltd. executed a letter of negative pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business.  Covenants contained in the Overdraft Facility restrict dividend payments from E&S Ltd. and require maintenance of certain financial covenants.  In addition, at July 2, 2004, E&S Ltd. had $0.8 million deposited in a restricted cash collateral account at Lloyds related to the Overdraft Facility to support certain obligations that the bank guarantees.

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

For the three and six months ended July 2, 2004, outstanding options to purchase 2,542,901 shares of common stock and 428,000 shares of common stock issuable upon conversion of the 6% Debentures were excluded from the computation of the diluted net loss per common share because to include them would have been anti-dilutive.

For the three and six months ended June 27, 2003, outstanding options to purchase 2,541,972 shares of common stock and 428,000 shares of common stock issuable upon conversion of the 6% Debentures were excluded from the computation of the diluted net loss per common share because to include them would have been anti-dilutive.

5.              GEOGRAPHIC INFORMATION

The following table presents sales by geographic location based on the location of the use of the product or services.  Sales to individual countries greater than 10% of consolidated sales are shown separately (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27 , 2003
		(As restated)		(As restated)
United States	$6,920	$9,974	$13,951	$22,122
United Kingdom	3,343	2,451	6,565	5,982
Europe (excluding United Kingdom)	4,141	1,257	8,636	5,878
Pacific Rim	2,179	1,063	4,598	2,332
Other	233	1,265	856	2,273
	$16,816	$16,010	$34,606	$38,587

The following table presents net property, plant and equipment by geographic location based on the location of the assets (in thousands):

	July 2, 2004	December 31, 2003
United States	$22,351	$23,332
Europe	463	783
	$22,814	$24,115

6.              LEGAL PROCEEDINGS

In May 2003, a claim was made against the Company by RealVision, Inc. relative to matters arising from the sale of a business unit to RealVision, Inc. in 2001.  The parties entered mediation in the fourth quarter of 2003, and continued discussions into 2004.  In March 2004, an agreement was reached under which RealVision will receive a settlement in the amount of $2.4 million of which we paid approximately $0.9 million, with the remainder of the settlement amount being paid by our insurance carrier.

As of July 2, 2004, we were aware of no legal claims against the Company.

7.              RESTRUCTURING CHARGES

During the first quarter of 2004, we recorded a recovery due to the reversal of previously recorded restructuring charges in the amount of $0.5 million related to favorable cost management in comparison to initial restructuring estimates.  In addition, we paid $1.0 million in severance benefits related to all restructurings occurring over fiscal years 2003, 2002, and 2001.  The majority of the remaining severance benefits are expected to be paid out over the remainder of this fiscal year.

The following table represents restructuring provision activity in the first six months of 2004 (in thousands):

	Balance at December 31, 2003	Restructuring charges (recoveries)	Severance benefits paid	Balance at July 2, 2004

Remaining 2001 accrual	$40	$(18)	$10	$12
Remaining 2002 accrual	329	(264)	54	11
Remaining 2003 accrual	1,242	(209)	932	101
	$1,611	$(491)	$996	$124

8.              ASSETS HELD FOR SALE

In June 2004, we sold an office building previously classified as an asset held for sale with a book value of $2.5 million for $8.6 million in cash.  As part of the sale, we entered into a three-year rental guarantee with the buyer, obligating us to make certain monthly payments through June 2007 based on space available for lease in the building we sold.  The maximum amount we may be required to pay over the term of the rental guarantee is $2.6 million consisting of $0.6 million during the remainder of 2004, $1.0 million in 2005, $0.7 million in 2006, and $0.3 million in 2007.  The maximum guarantee is classified as an accrued liability at July 2, 2004.  The maximum rental guarantee may decrease as available space is leased by the buyer, based on terms of the rental guarantee.  To the extent the maximum rental guarantee is reduced, additional gain will be realized.  As of July 2, 2004, 100% of the leaseable space was available.  As a result of the sale, we have initially recognized a gain of $3.5 million.

9.              WARRANTY RESERVES

We provide a warranty reserve for estimated future costs of servicing products under warranty agreements usually extending for periods from 90 days to several years.  Anticipated costs for product warranties are based upon estimates derived from experience factors and are recorded as cost of sale at the time of sale or over the contract period for long-term contracts.  As of July 2, 2004, and December 31, 2003, we had reserved approximately $1.5 million and $1.3 million, respectively, for estimated warranty claims.  Warranty expense for the three and six months ended July 2, 2004, were $0.3 million and $0.7 million, respectively.  Warranty expense for the three and six months ended June 27, 2003, were $0.8 million and $1.5 million, respectively.

The following table provides the changes in our warranty reserves for the first six months of 2004 (in thousands):

	Balance at December 31, 2003	Provision for warranty expense	Warranty charges against the reserve	Balance at July 2, 2004

Warranty reserves	$1,290	$745	$548	$1,487

10.       QUEST FLIGHT TRAINING

We have a 50% interest in Quest Flight Training, Ltd. (“Quest”), a joint venture with Quadrant Group Ltd. (“Quadrant”), providing aircrew training services for the United Kingdom Ministry of Defence (“U.K. MoD”) under a 30-year contract.  In connection with the services of Quest to the U.K. MoD, we guarantee various obligations of Quest.  As of July 2, 2004, we had four guarantees outstanding related to Quest.  Pursuant to the first guarantee, we have guaranteed, jointly and severally with Quadrant, the performance of Quest in relation to its contract with the U.K. MoD.  If Quest fails to meet its obligations under the contract, then we (and Quadrant) are required to perform under the terms of the contract.  Due to the length of the contract and the uncertainty of performance for which we would be liable if Quest fails to perform, we cannot estimate the maximum amount of possible future payments.  This guarantee is in place until 2030.  Pursuant to the second guarantee, we have guaranteed, jointly and severally with Quadrant, up to a maximum amount of £1.0 million ($1.8 million as of July 2, 2004), the performance of Quest, where not subcontracted, and the performance of Quest where subcontracted, and the subcontractor is not liable to meet its obligation due to any limitation of liability in the sub-contract agreement, thus preventing Quest from meeting its obligation under its contract with the U.K. MoD.  This guarantee is in place until 2020.  Pursuant to the third guarantee, we have pledged our equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest.  The loan agreement terminates in 2020.  The pledge of our equity shares in Quest will expire at such time as Quest’s obligations under the loan agreement are satisfied or the date on which the loan agreement is otherwise terminated.  In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement.  As of July 2, 2004, the outstanding loan balance was £5.0 million ($9.0 million as of July 2, 2004).  Pursuant to the fourth guarantee, we have guaranteed payment, up to a maximum of £0.13 million ($0.2 million as of July 2, 2004), in the event that Quest has a default event, as defined by its loan agreement.  This guarantee is in place until 2020.  As of July 2, 2004, no amounts have been accrued for any estimated losses under these guarantees because we believe that Quest will meet all of its performance and financial obligations in relation to its contract with the U.K. MoD.  However, if we are required to perform under any or all of the four guarantees, it could have a material adverse impact on our operating results and liquidity.

11.       STOCK-BASED COMPENSATION

On May 18, 2004, shareholders approved the adoption of the 2004 Stock Incentive Plan of Evans & Sutherland Computer Corporation (“2004 Plan”), which expires May 18, 2014.  The 2004 Plan is a stock incentive plan that provides for the grant of options and restricted stock awards to employees and for the grant of options to non-employee directors.  In addition, with the adoption of this plan no additional options can be issued under any of the prior stock-based plans as of May 18, 2004.  The 2004 Plan establishes a minimum exercise price for options of 110% of fair market value on the date of grant.  Restricted stock awards may be qualified as a performance-based award that conditions a participant’s award upon achievement by the Company or its subsidiaries of performance goals established by our Board of Directors’ Compensation Committee.  Prior to May 18, 2004, we had stock incentive plans that provided for the grant of options to employees, officers, consultants, and independent contractors.  We account for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income as all options granted under these plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
		(As restated)		(As restated)
Net loss, as reported	$(2,298)	$(5,124)	$(5,338)	$(29,400)

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(99)	(171)	(216)	(298)
Pro forma net loss	$(2,397)	$(5,295)	$(5,554)	$(29,698)

Loss per share:
Basic and diluted – as reported	$(0.22)	$(0.49)	$(0.51)	$(2.81)
Basic and diluted – pro forma	$(0.23)	$(0.51)	$(0.53)	$(2.84)

12.       EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost

For the three months ended (in thousands):

	Pension Plan		SERP
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Service cost	$—	$—	$130	$113
Interest cost	417	422	127	120
Expected return on assets	(394)	(469)	—	—
Amortization of actuarial loss	11	—	—	—
Amortization of prior year service cost	—	—	(15)	(15)
Net periodic benefit cost	$34	$(47)	$242	$218

For the six months ended (in thousands):

	Pension Plan		SERP
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Service cost	$—	$—	$260	$226
Interest cost	1,249	1,267	254	240
Expected return on assets	(1,181)	(1,407)	—	—
Amortization of actuarial loss	33	—	—	—
Amortization of prior year service cost	—	—	(30)	(30)
Net periodic benefit cost	$101	$(140)	$484	$436

Employer Contributions

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, we did not expect to contribute to either the Pension Plan or the Supplemental Executive Retirement Plan (“SERP”) in 2004.  In the first six months of 2004, we made no contributions to the Pension Plan.  We anticipate that we will make no contributions to the Pension Plan in the remainder of this fiscal year unless required to do so by statutory funding requirements.  In the first six months of 2004, we contributed $0.2 million to the SERP in order to pay $0.2 million in benefits.  We are not required to fund the SERP and we do not fund it.  All benefit payments are made by us directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes.  We anticipate that we will make $0.2 million in contributions to the SERP in the remainder of this fiscal year in order to pay benefits of $0.2 million.

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  These forward-looking statements include, but are not limited to:

•                                                      Our belief that orders will increase in the third quarter.

•                                                      Our belief that we will be profitable in the second half of 2004.

•                                                      Our belief that the guarantees we issued in connection with the Quest Flight Training Ltd. project will not be called upon for payment or performance.

•                                                      Our belief that sales will increase in future quarters as a result of strong second quarter orders as well as orders growth in the second half of 2004.

•                                                      Our belief that planetarium sales will continue to be strong.

•                                                      Our belief that operating expenses will continue to decrease as development expenditures are reduced and we continue ongoing cost reduction actions.

•                                                      Our belief that cash from operations will be approximately at breakeven for the remainder of 2004.

•                                                      Our belief that the letters of credit under the Foothill Facility will not be drawn against as we believe we will perform as required under the related contracts.

•                                                      Our belief that existing cash, restricted cash, borrowings available under our various borrowing facilities, the sale of a building in June 2004, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months.

•                                                      Our belief that the early orders for our laser projector product will be delivered in 2005 and 2006.

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

OVERVIEW

Orders were stronger in the second quarter of 2004, increasing 33% from the first quarter of 2004 and contributing to an increase in backlog.  However, a substantial portion of the orders came late in the second quarter and, consequently, did not contribute to second quarter sales or gross profit.  Nevertheless, our net loss for the second quarter of 2004 narrowed from the first quarter of 2004.

We completed the sale of a building which we no longer needed for operations, and the gain on that sale was included in the second quarter results.  Most of this gain was offset by expenses incurred during the quarter to begin pre-production of our laser projector.  Early orders for the laser projector have recently been announced for delivery in 2005 and 2006.

Cash on hand increased during the second quarter of 2004 compared to the first quarter of 2004, enabling us to eliminate all short term debt just after the end of the period.

We expect orders to increase in the third quarter, leading to profitability in the second half of 2004.

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

Revenue Recognition

Revenue from long-term contracts requiring significant production, modification and customization is recorded using the percentage-of-completion method.  This method uses the ratio of costs incurred to management’s estimate of total anticipated costs.  Our estimates of total costs include assumptions, such as man-hours to complete, estimated materials cost, and estimates of other direct and indirect costs.  Actual results may vary significantly from our estimates.  If the actual costs are higher than management’s anticipated total costs, then an adjustment is required to reduce the previously recognized revenue as the ratio of costs incurred to management’s estimate was overstated.  If actual costs are lower than management’s anticipated total costs, then an adjustment is required to increase the previously recognized revenue as the ratio of costs incurred to management’s estimate is understated.

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

Accrued Liabilities

Accrued liabilities include amounts for liquidated damages and late delivery penalties.  While current contracts could include additional liquidated damages and late delivery penalties, we have included all amounts we believe the Company is liable for as of July 2, 2004.  These liquidated damages are based primarily on estimates of project completion dates.  To the extent completion dates are not consistent with our estimates, these damage and penalty accruals may require additional adjustments.

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

Income Taxes

As part of the process of preparing our condensed consolidated financial statements we are required to estimate our actual income taxes in each of the jurisdictions in which we operate.  This involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items, such as accrued liabilities, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.  To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include a corresponding adjustment within the tax provision in the statement of operations.  Significant management judgment is required to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

Restatement of Quarterly 2003 Financial Statements

The financial data in this Form 10-Q for the three and six month periods ended June 27, 2003 have been restated from the amounts previously reported on our Form 10-Q filed with the Securities and Exchange Commission on August 11, 2003, for the correction of certain accounting errors. This restatement was originally reported in our Annual Report filed on Form 10-K for the fiscal year ending December 31, 2003.  All information presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement.

The effect of the restatement on amounts reported for the second quarter of 2003 decreased sales $6.2 million, decreased cost of sales $3.6 million, increased net loss $2.6 million and increased the loss per share by $0.24.  The effect of the restatement on amounts reported for the first six months of 2003 decreased sales $6.3 million, decreased cost of sales $2.5 million, increased net loss $3.8 million and increased the loss per share $0.36.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, including an in-depth review into several accounting issues that arose in connection with the restatement, as more specifically described in Note 1 of the Notes to Consolidated Financial Statements included in this Form 10-Q.  Following our in depth review, we concluded that there were material weaknesses in our control environment.  Part I, Item 4 of this Form 10-Q provides a description of actions we have taken in the first six months of 2004 to improve our internal controls and procedures.

RESULTS OF OPERATIONS

The following table presents the percentage of total sales represented by certain items for the periods presented:

	For the Three Months Ended				For the Six Months Ended
	July 2, 2004		June 27, 2003		July 2, 2004		June 27, 2003
			(As restated)				(As restated)
Sales	$16,816	100.0%	$16,010	100.0%	$34,606	100.0%	$38,587	100.0%
Cost of sales	10,955	65.1	9,924	62.0	21,863	63.2	24,922	64.6
Inventory impairment	—	—	—	—	—	—	14,566	37.7
Gross profit (loss)	5,861	34.9	6,086	38.0	12,743	36.8	(901)	(2.3)
Expenses:
Selling, general and administrative	6,052	36.0	6,906	43.1	12,138	35.1	14,163	36.7
Research and development	5,203	30.9	5,093	31.8	9,157	26.5	12,123	31.4
Restructuring charge (recovery)	—	—	—	—	(491)	(1.4)	1,279	3.3
Impairment loss	—	—	—	—	—	—	1,151	3.0
Operating expenses	11,255	66.9	11,999	74.9	20,804	60.1	28,716	74.4
Gain on sale of assets held for sale	3,488	20.7	1,406	8.8	3,488	10.1	1,406	3.6
Gain on sale of assets	—	—	—	—	155	0.4	—	—

Operating loss	(1,906)	(11.3)	(4,507)	(28.2)	(4,418)	(12.8)	(28,211)	(73.1)
Other income (expense), net	(334)	(2.0)	(498)	(3.1)	(824)	(2.4)	(1,338)	(3.5)
Loss before income taxes	(2,240)	(13.3)	(5,005)	(31.3)	(5,242)	(15.1)	(29,549)	(76.6)
Income tax expenses (benefit)	58	(0.3)	119	(0.7)	96	(0.3)	(149)	(0.4)
Net loss	$(2,298)	(13.7)	$(5,124)	(32.0)	$(5,338)	(15.4)	$(29,400)	(76.2)

Results of Operations Summary

Our second quarter 2004 results of operations were mixed as expected.  Sales were down compared to the prior quarter but showed an increase over the second quarter of 2003.  We saw significant growth in our commercial market and our planetarium sales remained at robust levels.  While we also saw gross margin improvement from reduced warranty and product support expenditures, our overall gross profit percentage decreased as a result of large, low-margin, pass-through deliveries made in the second quarter of 2004.  Our operating expenses have decreased due to restructuring actions taken last year and continuing cost reductions in 2004; however, much of the expense reduction was offset by development expenditures related to our laser projector.  We also sold a building during the second quarter of 2004.  We expect sales to increase in future quarters as a result of second quarter orders as well as orders growth in the second half of 2004.

Second Quarter 2004 compared to Second Quarter 2003

Consolidated Sales and Gross Margin

Our total sales were $16.8 million in the second quarter of 2004, compared with $16.0 million in the second quarter of 2003.  This increase was primarily the result of greater sales in our commercial market driven by increases in both demand and deliveries of our EP product.  This increase was partially offset by some shrinkage in the military market.  Sales of our planetarium systems decreased slightly but remained robust as a result of strong demand for our new Digistar 3 product.  We expect this strong sales trend of our planetarium systems to continue.  Our service and support sales increased slightly in the second quarter of 2004 as a result of a large delivery.

Our gross margin decreased to 34.9% in the second quarter of 2004, compared with 38.0% in the second quarter of 2003.  This decrease in gross margin was primarily driven by a change in product mix in our military market.  During the second quarter of 2004 significant deliveries were made on large military contracts with a high proportion of subcontract pass-through sales resulting in lower gross margins.  In addition, our planetarium products also experienced a gross margin decrease as a result of a unique, high-margin delivery during the second quarter of 2003.  The gross margin decreases were partially offset by a slight increase in our commercial and service and support gross margins and significant reductions in both our product support and warranty costs.

Operating Expenses, Other and Taxes

Our operating expenses were $11.3 million in the second quarter of 2004, compared with $12.0 million during the second quarter of 2003.  Selling, general, and administrative (“SG&A”) expenses decreased $0.9 million primarily as a result of lower labor costs.  Research and development (“R&D”) expenses increased $0.1 million as a result of increased development expenditures on our new laser projector product.  We expect operating expenses to continue to decrease as development expenditures are reduced and we continue ongoing cost reduction actions.

During the second quarter of 2004, we recognized a gain on assets held for sale of $3.5 million on the sale of a building.  During the second quarter of 2003, we recognized a gain on assets held for sale of $1.4 million on the sale of a building.

Our other income (expense) was $0.3 million of net expense in the second quarter of 2004, down from $0.5 million of net expense in the second quarter of 2003.   This decrease was primarily a result of lower interest on lower debt levels and a gain from the sale of investment securities.

Our income tax expense was $0.1 million during both the second quarter of 2004 and second quarter of 2003.

First Two Quarters of 2004 compared to First Two Quarters of 2003

Consolidated Sales and Gross Margin

Our total sales were $34.6 million in the first two quarters of 2004, compared with $38.6 million in the first two quarters of 2003.  This decrease was primarily the result of a continued shrinkage in the military market.  The first two quarters of 2003 also contained significant deliveries on a large military program.  Sales of our planetarium systems decreased slightly but remained robust as a result of strong demand for our new products.  We expect this strong sales trend of our planetarium systems to continue.  Our service and support sales also decreased slightly in the first two quarters of 2004.  These sales decreases were significantly offset by greater sales in our commercial markets driven by increases in both demand and deliveries of our EP product.

Our gross profit percentage increased to 36.8% in the first two quarters of 2004, compared with (2.3%) in the first two quarters of 2003.  This increase in gross profit percentage was primarily driven by a $14.6 million dollar inventory impairment loss taken in the first two quarters of 2003, related primarily to our Harmony 1 product.  Our gross margin related to products sold to military customers was negatively impacted due to a change in product mix in 2004.  Significant deliveries were made on large military contracts with a high proportion of pass-through sales, resulting in lower gross margins.  Our gross margin related to our planetarium products has also experienced a slight decrease as result of two unique, high-margin deliveries during the first two quarters of 2003.  Our overall gross margin related to products sold to commercial customers has increased as a result of favorable program cost performance and program cost closeouts.  In addition, we have experienced significant reductions in warranty costs due to warranty coverage of many of our Harmony 1 products ending in or before 2004 and due to various non-related warranty incurred charges during 2003.

Operating Expenses, Other and Taxes

Our operating expenses were $20.8 million in the first two quarters of 2004, compared with $28.7 million during the first two quarters of 2003.  SG&A expenses decreased by $2.0 million primarily as a result of lower labor costs.  R&D expenses decreased $3.0 million due to lower labor costs related to Harmony and EP product development efforts.  These reductions were partially offset by higher development expenditures related to our laser projector product as we prepare to set up for manufacturing, and additional expenditures related to the development of our EP/EPX products.  We expect operating expenses to continue to decrease as development expenditures are reduced and we continue our ongoing cost reduction actions.

During the first two quarters of 2004, we recorded a gain on our previous restructuring charges in the amount of $0.5 million related to favorable cost management in comparison to initial restructuring estimates.  During the first two quarters of 2003, we recorded a restructuring charge of $1.3 million related to a reduction in force of approximately 45 employees to reduce operating costs.

During the first two quarters of 2003, we recognized an impairment loss of $1.2 million on development and demonstration assets related to our Harmony 1 product.

During the first two quarters of 2004, we recognized a gain on assets held for sale of $3.5 million on the sale of a building.  During the first two quarters of 2003, we recognized a gain on assets held for sale of $1.4 million on the sale of a building.

During the first two quarters of 2004 we recognized a gain on the sale of assets in the amount of $0.2 million as a result of favorable cost management in comparison to initial cost estimates.

Our other income (expense) was $0.8 million of net expense in the first two quarters of 2004, compared to $1.3 million of net expense in the first two quarters of 2003.  This $0.5 million expense reduction is attributable to lower interest expense as a result of lower debt levels as well as the gain on the sale of investment securities.

Our income tax expense was $0.1 million during the first two quarters of 2004, compared to an income tax benefit of $0.1 million during the first two quarters of 2003.  The income tax benefit during the first two quarters of 2003 was the result of a change in the tax law which allowed us to use additional net operating losses to offset taxable income.  We expect the income tax expense for the remainder of 2004 to be approximately $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Summary

Summary information about our financial position as of July 2, 2004 and December 31, 2003, is presented in the following table (in thousands):

	July 2, 2004	December 31, 2003
Cash	$9,965	$9,714
Restricted cash	2,405	765
Line of credit agreements	(884)	(7,685)
Net short term cash	11,486	2,794
Long-term debt	(18,015)	(18,015)
Net indebtedness	$(6,529)	$(15,221)

Stockholders’ equity	$10,298	$15,566

(See the Condensed Consolidated Balance Sheet in Part I Financial Information of this Form 10-Q)

In the first six months of 2004, our net cash flow was positive. Our operations provided cash that was used to pay down our accounts payable. This was accomplished despite a $5.3 million loss for this period.  The sale of one of our buildings in the second quarter of 2004 enabled us to further pay down our borrowings on our lines of credit. We continue to expect cash from operations to be approximately at breakeven for the remainder of the year.

Cash Flow

	Six Months Ended
(In thousands)	July 2, 2004	June 27, 2003
Net cash provided by (used in) operating activities	$1,077	$(753)
Net cash provided by investing activities	7,548	3,000
Net cash provided by (used in) financing activities	(8,374)	87
Increase in cash	$251	$2,334

(See the Condensed Consolidated Statement of Cash Flow in Part I Financial Information of this Form 10-Q)

In the first six months of 2004, cash provided by our operating activities was mainly attributable to an $8.4 million reduction in accounts receivable, $3.6 million reduction in net costs and estimated earnings in excess of billings on uncompleted contracts, $1.2 million reduction in inventory, and $2.7 million in depreciation and amortization.  These were offset by a $5.3 million net loss and non cash charges primarily consisting of a $3.8 million in gains and $0.5 million in recovery of prior restructure charges, a $2.5 million decrease in accounts payable, a $2.3 million decrease in accrued liabilities, a $1.1 million decrease in customer deposits and a $0.9 million increase in other assets.  Accounts receivable decreased due to significant collections on several large contracts, decreasing overall sales, and a decrease of $1.2 million in our United Kingdom value added tax receivable.  Net costs and estimated earnings in excess of billings on uncompleted contracts decreased primarily as a result of converting costs and estimated earnings in excess of billings on uncompleted contracts into invoicing.  Inventory decreased mainly due to a reduction in the work-in-process inventory as contracts have been completed and delivered.  Accounts payable decreased as we further reduced our outstanding trade payables.  Accrued liabilities decreased mainly due to $0.9 million in payments related to prior year restructuring charges, $0.6 million reduction in our United Kingdom value added tax payable, and $1.1 million reduction in our accrual related to a settlement agreement with one of our customers as we met the a majority of the terms of the settlement agreement.  These decreases were offset by an increase of $1.0 million for payroll accruals at the end of the quarter.  Customer deposits decreased as orders were turned into sales and new customer deposits did not offset this reduction.  Other assets increased as a result of a security deposit required in relation to the rent guarantee agreement we entered into.

In the first six months of 2003, cash used in our operating activities was mainly attributable to $29.4 million net loss, decreases in accrued liabilities of $3.3 million, accounts payable of $1.7 million, and an increase in inventory of $1.2 million after adjusting for impairments.  This was offset by non-cash charges primarily consisting of $16.2 million related to asset impairments, $3.7 million related to depreciation and amortization, and $1.3 million related to restructuring charges.  Also, offsetting cash used were decreases in net costs and estimated earnings in excess of billings on completed projects of $10.8 million and in accounts receivable of $2.1 million.  Accrued liabilities decreased due to restructure payments and warranty claims.  Accounts payable decreased due to efforts to reduce our trade payables.  Inventory increased due to required raw materials and an increase in work-in-process related to program costs.  Net costs and estimated earnings in excess of billings on completed projects decreased as a result of converting costs and estimated earnings in excess of billings on completed contracts into invoicing and due to increasing billings (invoicing) in excess of costs and estimated earnings on uncompleted contracts.  Accounts receivable decreased as a result of additional collections on two of the six large, fixed-price defense contracts that used our Harmony 1 image generator that have in previous years had longer than average agings.

In the first six months of 2004, cash provided by our investing activities was primarily due to $8.3 million in proceeds from the sale of a building classified as an asset held for sale.  This was offset partially by $1.4 million primarily used for the purchase of property, plant, and equipment.  In the first six months of 2003, cash provided by our investing activities was primarily due to $4.8 million in proceeds from the sale of a building classified as an asset held for sale.  This was offset partially by $1.8 million for the purchase of property, plant and equipment.

In the first six months of 2004, cash used by our financing activities was primarily due to our efforts to reduce our outstanding borrowings on our lines of credit and an increase in restricted cash used to support future issuances of new letters of credit. In the first six months of 2003, cash provided by our financing activities was due to $2.2 million in restricted cash becoming unrestricted, offset by efforts to reduce our outstanding borrowings on our lines of credit.

Credit Facilities

We have in place two lines of credit that allow us to bridge the gap, if any, between our daily cash requirements and the cash we have on hand, as well as to provide the ability to issue letters of credit.  The ability to issue letters of credit has become more important to our business as sales in other countries other than North America and Western Europe have grown and become a larger percentage of our gross sales.  Letters of credit in many of these countries are required as part of any final contract.

We have a secured credit facility (the “Foothill Facility”) with Wells Fargo Foothill (“Foothill”) that provides for borrowings and the issuance of letters of credit up to an aggregate of $25.0 million.  The original secured credit facility agreement was put into place in December 2000 and has been amended in subsequent periods.  The Foothill Facility, among other things, (i) requires us to maintain certain financial ratios and covenants, including a minimum combined cash and borrowing availability amount and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year; (ii) restricts our ability to incur debt or liens; sell, assign, pledge, or lease assets; or merge with another company; and (iii) restricts the payment of dividends and repurchase of any of our outstanding shares without the prior consent of Foothill.  As of July 2, 2004, we were in compliance with all financial covenants and ratios.  The Foothill Facility expires in December 2004.

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

Effective June 23, 2004, we amended the Foothill Facility.  This amendment changed the terms of the Foothill Facility such that if we exceed the amount available for letter of credit guarantees, we are required to deposit 105% of the excess with Foothill.  In addition, we deposited $0.8 million with Foothill for the remaining term of the Foothill Facility.

As of July 2, 2004 we had no outstanding borrowings under the Foothill Facility and $3.7 million in outstanding borrowings as of December 31, 2003 under the Foothill Facility.  As of July 2, 2004 and December 31, 2003, we had $2.9 million and $3.6 million, respectively, in outstanding financial letters of credit under the Foothill Facility on certain customer contracts.  Our customers can draw against these letters of credit if we fail to meet the performance requirements included in the terms of each letter of credit.  As of July 2, 2004, no amounts had been accrued for any estimated losses under the obligations, as we believe we will perform as required under our contracts.  In addition, as of July 2, 2004, we had $1.6 million deposited in a restricted cash collateral account at Foothill related to letter of credit guarantees, projected amortized reductions in the real estate based collateral over the remainder of the term of the Foothill Facility, and reserves required by Foothill.   As of July 30, 2004, there were no outstanding borrowings, and outstanding letters of credit were $3.7 million.

In March 2004, Evans & Sutherland Computer Limited (“E&S Ltd.”), our wholly-owned subsidiary, renewed an overdraft facility (the “Overdraft Facility”) with Lloyds TSB Bank plc (“Lloyds”) for borrowings up to $2.5 million.  However, solely at Lloyd’s discretion, E&S Ltd. may be allowed to exceed the $2.5 million limit for a very limited amount of time, as defined by Lloyds at that time.  In addition, borrowings over the $2.5 million limit will bear an interest rate of equal to Lloyds’ unauthorized currency borrowing rate, which was 12.0% per annum above Lloyds’ short term offered rate as of the signing of the renewed Overdraft Facility.  The Overdraft Facility expires December 31, 2004.  Borrowings under the Overdraft Facility bear interest at Lloyds’ short-term offered rate plus 1.75% per annum.  As of July 2, 2004 and December 31, 2003, there were $0.9 million in outstanding borrowings.  The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds’ discretion.  E&S Ltd. executed a letter of negative pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business.  Covenants contained in the Overdraft Facility restrict dividend payments from E&S Ltd. and require maintenance of certain financial covenants.  In addition, at July 2, 2004, E&S Ltd. had $0.8 million deposited in a restricted cash collateral account at Lloyds related to the Overdraft Facility to support certain obligations that the bank guarantees.  As of July 30, 2004, there were $0.2 million in outstanding borrowings.

Other Information

As of July 2, 2004, we had $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the “6% Debentures”).  The 6% Debentures are unsecured and are convertible at each bondholder’s option into shares of our common stock at a conversion price of $42.10 or 428,000 shares of our common stock, subject to adjustment. The 6% Debentures are redeemable at our option, in whole or in part, at par.

As of July 2, 2004, we had a rental guarantee obligation committing us to payments over a period of three years for a maximum amount of $2.6 million.  However, terms of the rental guarantee provide conditions that can reduce this obligation over the term of the agreement.  Assuming we are obligated for the maximum amount of $2.6 million, we would expect to make payments of $0.6 million over the remainder of 2004, $1.0 million in 2005, $0.7 million in 2006, and $0.3 million in 2007.

In the second quarter of 2004, we settled a claim against the Company by RealVision, Inc. by making a payment of approximately $0.9 million to RealVision, Inc. and our insurance carrier making a payment of approximately $1.5 million to RealVision, Inc., a total settlement of $2.4 million.  This settlement was related to matters arising from the sale of a business unit to RealVision, Inc. in 2001.

On February 18, 1998, our Board of Directors authorized the repurchase of up to 600,000 shares of our common stock, including the 327,000 shares still available from the repurchase authorization approved by the Board of Directors on November 11, 1996.  On September 8, 1998, our Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock.  On July 30, 2004, 463,500 shares remained available for repurchase.  No shares were repurchased during 2003 or during the first six months of 2004.  Stock may be acquired on the open market or through negotiated transactions.  Under the program, repurchases may be made from time to time, depending on market conditions, share price and other factors.  The Foothill Facility requires that we obtain prior consent from Foothill before we repurchase any shares.

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

We believe that the principal sources of liquidity for 2004 will result from positive cash flow related to the restructurings that have taken place in prior years, other cost cutting measures, and the sale of a building in June 2004, designated as asset held for sale.  Circumstances that could materially affect liquidity in 2004 include, but are not limited to, the following:  (i) our ability to successfully develop and produce new technologies and products, (ii) our ability to meet our forecasted sales levels during 2004, (iii) our ability to reduce costs and expenses, and (iv) our ability to maintain our commercial simulation business in light of current economic conditions.

We believe that existing cash, restricted cash, borrowings available under our various borrowing facilities, the sale of a certain building sold in June 2004, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months.  As of July 2, 2004, our total indebtedness was $18.9 million.  The Foothill Facility expires in December 2004 and the Overdraft Facility expires on December 31, 2004.  If these credit facilities continue to be needed beyond their respective expiration dates, we will attempt to replace them; however, there can be no assurances that we will be successful in renegotiating our existing borrowing facilities or obtaining additional debt or equity financing.  Our cash and restricted cash, subject to various restrictions previously set forth, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases, and other potential cash needs as they may arise.

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

However, we have a 50% interest in Quest Flight Training, Ltd., a joint venture with Quadrant Group Ltd., providing aircrew training services for the United Kingdom Ministry of Defence under a 30-year contract.   We account for this investment using the equity method.   In connection with the services of Quest to the U.K. MoD, we guarantee various obligations of Quest.  As of July 2, 2004, we had four guarantees outstanding related to Quest.  Pursuant to the first guarantee, we have guaranteed, jointly and severally with Quadrant, the performance of Quest in relation to its contract with the U.K. MoD.  If Quest fails to meet its obligations under the contract, then we (and Quadrant) are required to perform under the terms of the contract.  Due to the length of the contract and the uncertainty of performance for which we would be liable if Quest fails to perform, we cannot estimate the maximum amount of possible future payments.  This guarantee is in place until 2030.  Pursuant to the second guarantee, we have guaranteed, jointly and severally with Quadrant, up to a maximum amount of £1.0 million ($1.8 million as of July 2, 2004), the performance of Quest, where not subcontracted, and the performance of Quest where subcontracted, and the subcontractor is not liable to meet its obligation due to any limitation of liability in the sub-contract agreement, thus preventing Quest from meeting its obligation under its contract with the U.K. MoD.  This guarantee is in place until 2020.  Pursuant to the third guarantee, we have pledged our equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest.  The loan agreement terminates in 2020.  The pledge of our equity shares in Quest will expire at such time as Quest’s obligations under the loan agreement are satisfied or the date on which the loan agreement is otherwise terminated.  In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement.  As of July 2, 2004, the outstanding loan balance was £5.0 million ($9.0 million).  Pursuant to the fourth guarantee, we have guaranteed payment, up to a maximum of £0.13 million ($0.2 million), in the event that Quest has a default event, as defined by its loan agreement.  This guarantee is in place until 2020.  As of July 2, 2004, no amounts have been accrued for any estimated losses under these guarantees because we believe that Quest will meet all of its performance and financial obligations in relation to its contract with the U.K. MoD.  However, if we are required to perform under any or all of the four guarantees, it could have a material adverse impact on our operating results and liquidity.

CONTRACTUAL OBLIGATIONS

In the first six months of 2004 we experienced a material change in our contractual obligations due to a contract we entered into guaranteeing rents on the building we sold in June 2004.  This contract obligates us to pay a maximum amount of $2.6 million over three years.  The amount we are obligated to pay may be reduced over the three year contract based on the reduction of space available for rent.  As a result, our contractual obligations increased compared to what we reported in our 2003 Annual Report on Form 10-K.  The maximum we are obligated to pay pursuant to the rent guarantee contract in the remainder of 2004 is approximately $0.6 million.  The maximum we are obligated to pay pursuant to the rent guarantee contract in the period covering 2005 to 2007 is approximately $2.0 million.

TRADEMARKS USED IN THIS FORM 10-Q

E&S, EP, EPX, Melody, Integrator, and Harmony are trademarks or registered trademarks of Evans & Sutherland Computer Corporation.  All other products, services, or trade names or marks are the properties of their respective owners.

Item 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates.  Our international sales, which accounted for 60% of our total sales in the six months ended July 2, 2004, are concentrated in the United Kingdom, continental Europe, and Asia.  Foreign currency purchase and sale contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  We do not enter into contracts for trading purposes and do not use leveraged contracts.  As of July 2, 2004, we had eight material sales contracts in Euros with approximately $2.0 million remaining to invoice and collect, one material sales contract in GBP with approximately $0.1 million remaining to invoice and collect, and no foreign currency derivative contracts.

We reduce our exposure to changes in interest rates by maintaining a high proportion of our debt in fixed-rate instruments.  As of July 2, 2004, 95% of our total debt was in fixed-rate instruments. Had we fully drawn on our $25 million revolving line of credit with Wells Fargo Foothill and our foreign line of credit, 40% of our total debt would be in fixed-rate instruments.

The information below summarizes our market risks associated with debt obligations as of July 2, 2004.  Fair values have been determined by quoted market prices.  For debt obligations, the table below presents the principal cash flows and related interest rates by fiscal year of maturity.  Bank borrowings bear variable rates of interest and the 6% Debentures bear a fixed rate of interest. The information below should be read in conjunction with Note 3 of Notes to the Condensed Consolidated Financial Statements in Part I of this quarterly report.

	Rate	2004	2005	2006	2007	2008	There- after	Total	Fair Value
Debt

Bank Borrowings	3.3%	$884	$—	$—	$—	$—	$—	$884	$884

6% Debentures	6.0%	—	—	—	—	—	18,015	18,015	13,241

Total debt		$884	$—	$—	$—	$—	$18,015	$18,899	$14,125

Item 4.           CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision of and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed with the SEC is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Evaluation of our internal controls and procedures related to the restatement.    Our evaluation of our internal controls and procedures as of December 31, 2003 included an in-depth review of all aspects of the matter of certain material weaknesses we identified in the internal controls and procedures of our wholly-owned subsidiary, Evans & Sutherland Computer Limited (“E&S Ltd.”) as more fully disclosed in Note 3 of the Notes to Consolidated Financial Statements included as part of our annual report on Form 10-K for the period ending December 31, 2003, and an in depth review of all aspects of the matter by the Audit Committee.  Based on all information gathered during our in depth review of all aspects of the matter, we concluded that our accounting, financial reporting and internal control functions needed improvement, including our system of documenting transactions.

Actions taken in response to our evaluation.  As a result of our findings described above, during the first quarter of 2004, we implemented the following improvements to our internal control procedures and our disclosure controls and procedures to address the issues we identified in our evaluation of these controls and procedures and those of our subsidiary, E&S Ltd.:

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

In addition, during the second quarter of 2004, we implemented and continue to implement the following improvements to our internal control procedures and our disclosure controls and procedures to address the issues we identified in our evaluation of these controls and procedures and those of our subsidiary, E&S Ltd.:

•                  We continue to establish new internal control processes to remedy the problems identified.

•                  We continue to examine our procedures for quarter-end analysis of balance sheet and income statement accounts, period-end reconciliations of subsidiary ledgers, and the correction of reconciling items in a timely manner.  In those areas where we identify weaknesses we address with specific action items designed to eliminate the weaknesses.  We also continue to enhance our accounting documentation policies.

•                  We are implementing the financial controls and procedures employed by E&S at our subsidiary, E&S Ltd., whereby monthly sales audit schedules are reconciled to the general ledger

•                  We have begun reconciling, on a monthly basis, operational assessments of the status of completion of each contract program and the financial accounting and reporting of such status.

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

As of the end of the quarter ended July 2, 2004, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Other than as described above, during the quarter ended July 2, 2004, there have been no significant changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.                              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on May 18, 2004.  We solicited proxies for the meeting pursuant to Regulation 14A.  At the meeting, our shareholders voted on the following:

1)              To re-elect two directors to our Board of Directors, Mr. David J. Coghlan, and Mr. James R. Oyler, to fill positions having a term expiring in 2007,

2)              To approve the adoption of the 2004 Stock Incentive Plan of Evans & Sutherland Computer Corporation (“2004 Plan”), and

3)              To ratify KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2004.

The results were as follows:

	For	Against	Abstentions	Broker non-vote

Mr. Coghlan	9,817,525	530,034	—	—
Mr. Oyler	9,817,400	530,159	—	—
2004 Plan	5,305,981	2,823,652	810	2,217,116
KPMG LLP	8,133,874	2,212,553	1,132	—

Item 6.                              EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

10.1               Purchase and Sale Agreement between Evans & Sutherland Computer Corporation and Woodbury Corporation, dated April 5, 2004, filed herein.

10.2               First Amendment to Agreement of Purchase and Sale between Evans & Sutherland Computer Corporation and Woodbury Corporation, dated May 8, 2004, filed herein.

10.3               Consent and Subordination to Amended and Restated Declaration by Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, dated June 24, 2004, filed herein.

10.4               Consent to Lease Agreement by Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, dated June 24, 2004, filed herein.

10.5               Lease Agreement between Komas L.L.C. and Evans & Sutherland Computer Corporation, dated June 25, 2004, filed herein.

10.6               Amendment Number Seven to Loan and Security Agreement and Waiver by and between Wells Fargo Foothill and Evans & Sutherland Computer Corporation, dated June 23, 2004, filed herein.

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

(b)         Reports on Form 8-K

•                  On April 22, 2004, the Company furnished to the SEC a Current Report pursuant to Item 9 of Form 8-K, “Regulation FD Disclosure.”  In the Report, the Company disclosed its announcement by press release on the same date of the Company’s financial results for the three months ended April 2, 2004.  The Company included in the Report unaudited Summary Statements of Consolidated Operations for the three months ended April 2, 2004, and March 28, 2003, Condensed Consolidated Balance Sheets dated April 2, 2004, and December 31, 2003, the Company’s backlog as of April 2, 2004, and December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date August 16, 2004	By:	/s/ E. Thomas Atchison
E. Thomas Atchison, Vice President,
Chief Financial Officer, and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)