Form 10-Q
period 2004-10-01
EVANS & SUTHERLAND COMPUTER CORP
filed 2004-11-15
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended October 1, 2004

or

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

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding at October 29, 2004, was 10,506,301.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended October 1, 2004

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of October 1, 2004, and December 31, 2003

Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2004, and September 26, 2003 (as restated)

Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended October 1, 2004, and September 26, 2003 (as restated)

Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2004, and September 26, 2003 (as restated)

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	October 1, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$9,620	$9,714
Restricted cash	3,147	765
Accounts receivable, less allowances for doubtful receivables of $506 at October 1, 2004, and $351 at December 31, 2003	16,017	22,298
Inventories	13,715	15,973
Costs and estimated earnings in excess of billings on uncompleted contracts	5,573	10,922
Prepaid expenses and deposits	4,289	4,731
Assets held for sale	—	2,463
Total current assets	52,361	66,866
Property, plant and equipment, net	21,820	24,115
Investments	1,607	2,011
Other assets	1,095	390
Total assets	$76,883	$93,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$3,200	$7,685
Accounts payable	5,851	8,446
Accrued liabilities	11,986	12,526
Customer deposits	4,099	3,928
Billings in excess of costs and estimated earnings on uncompleted contracts	12,097	11,499
Total current liabilities	37,233	44,084
Long-term debt	18,015	18,015
Pension and retirement obligations	16,174	15,717
Total liabilities	71,422	77,816
Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value; authorized 10,000,000 shares; no issued and no outstanding shares	—	—
Common stock, $0.20 par value; authorized 30,000,000 shares; issued 10,857,233 shares at October 1, 2004, and 10,836,072 shares at December 31, 2003	2,171	2,167
Additional paid-in-capital	49,668	49,575
Common stock in treasury, at cost; 352,500 shares	(4,709)	(4,709)
Accumulated deficit	(39,380)	(29,148)
Accumulated other comprehensive loss	(2,289)	(2,319)
Total stockholders’ equity	5,461	15,566
Total liabilities and stockholders’ equity	$76,883	$93,382

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2004	September 26, 2003	October 1, 2004	September 26, 2003
		(As restated)		(As restated)
Sales	$15,882	$20,765	$50,488	$59,353
Cost of sales	10,681	13,372	32,544	38,294
Inventory impairment	—	—	—	14,566
Gross profit	5,201	7,393	17,944	6,493
Expenses:
Selling, general and administrative	5,498	6,507	17,636	20,670
Research and development	4,126	5,677	13,283	17,800
Restructuring charge (recovery)	—	2,635	(491)	3,914
Impairment loss	—	—	—	1,151
Operating expenses	9,624	14,819	30,428	43,535

Gain on asset held for sale	—	—	3,488	1,406
Gain on sale of asset	—	—	155	—
Operating loss	(4,423)	(7,426)	(8,841)	(35,636)
Other income (expense), net	(433)	(802)	(1,257)	(2,140)
Loss before income taxes	(4,856)	(8,228)	(10,098)	(37,776)
Income tax expense (benefit)	38	(188)	134	(337)
Net loss	$(4,894)	$(8,040)	$(10,232)	$(37,439)

Net loss per common share:
Basic and diluted	$(0.47)	$(0.77)	$(0.97)	$(3.58)
Weighted average common shares outstanding
Basic and diluted	10,501	10,476	10,494	10,468

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2004	September 26, 2003	October 1, 2004	September 26, 2003
		(As restated)		(As restated)
Net loss	$(4,894)	$(8,040)	$(10,232)	$(37,439)
Unrealized gain on securities, net of tax	28	221	31	313
Comprehensive loss	$(4,866)	$(7,819)	$(10,201)	$(37,126)

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	October 1, 2004	September 26, 2003
Cash flows from operating activities:		(As restated)
Net loss	$(10,232)	$(37,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,906	5,298
Restructuring charge (recovery)	(491)	3,914
Gain on assets held for sale	(3,488)	(1,406)
Gain on sale of assets	(155)	—
Gain on sale of investment securities	(133)	—
Inventory impairment	—	14,566
Impairment loss	—	1,151
Loss on disposal of property, plant and equipment	17	16
Loss on write-down of investment	—	500
Provisions for losses on accounts receivable	203	46
Provision for excess and obsolete inventory	1,526	1,032
Provision for warranty expense	1,160	1,774
Other	139	116
Change in assets and liabilities:
Accounts receivable	6,078	5,742
Inventories	733	(1,243)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	5,947	9,976
Prepaid expenses and deposits	432	166
Other assets	(871)	—
Accounts payable	(2,595)	(693)
Accrued liabilities	(2,928)	(4,605)
Customer deposits	171	336
Net cash used in operations	(581)	(753)

Cash flows from investing activities:
Proceeds from sale of assets held for sale	8,288	4,760
Proceeds from sale of investment securities	633	—
Purchases of property, plant and equipment	(1,664)	(2,411)
Net cash provided by investing activities	7,257	2,349

Cash flows from financing activities:
Net payments on lines of credit	(4,485)	(1,125)
Net decrease (increase) in restricted cash	(2,382)	2,130
Proceeds from issuance of common stock	97	127
Net cash provided by (used in) financing activities	(6,770)	1,132

Net change in cash	(94)	2,728
Cash at beginning of the period	9,714	7,375

Cash at end of the period	$9,620	$10,103

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$944	$1,145
Income taxes	29	190

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              SUBSEQUENT EVENT

On October 12, 2004, we sold our cathode ray tube (“CRT”) based projector product lines, the ESCP and TargetView projectors, to Video Display Corporation (“VDC”) for $5.3 million cash.  We entered into this transaction in order to free up resources to develop and manufacture our laser-based projector product line which is currently in development.  We continue to offer the ESCP and TargetView projectors to our customers.

The material terms and conditions of the sale include: VDC has acquired the assets related to the development, manufacture, and sale of our CRT projector product lines, including but not limited to, related fixed assets, inventory, and intellectual property;  We have entered into a supply agreement whereby VDC is to supply ESCP and TargetView projectors to us over a five year period;  We have agreed not to compete in the CRT-based projector development, production, and parts replacement or repair business for a period of five years, except to the extent of activities and obligations described under the supply agreement (for example, we may perform warranty and service agreements); and we are to assist VDC in transitioning the manufacture and service of the CRT projector product to VDC facilities.  We anticipate the transition will be completed by the end of 2004.

2.              SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with accounting principles generally accepted in the United States of America.  This report on Form 10-Q for the three and nine months ended October 1, 2004, should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2003.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, comprehensive loss, and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows. The results of operations for the three and nine month periods ended October 1, 2004, are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

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

The effect of the restatement on amounts reported for the third quarter of 2003 decreased sales $2.6 million, decreased cost of sales $0.8 million, increased net loss $1.9 million and increased the loss per share $0.18.  The effect of the restatement on amounts reported for the first nine months of 2003 decreased sales $8.9 million, decreased cost of sales $3.3 million, increased net loss $5.7 million and increased the loss per share $0.54.

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

3.              INVENTORIES

Inventories consist of the following (in thousands):

	October 1, 2004	December 31, 2003

Raw materials	$8,180	$6,950
Work-in-process	863	3,301
Finished goods	4,672	5,722

	$13,715	$15,973

4.              DEBT

Long-term debt consists of approximately $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the “6% Debentures”).  The 6% Debentures are unsecured and are convertible at each bondholder’s option into shares of our common stock at a conversion price of $42.10 per share, a total of 428,000 shares of our common stock, subject to adjustment.  The 6% Debentures are redeemable at our option, in whole or in part, at par.

We have a secured credit facility (the “Foothill Facility”) with Wells Fargo Foothill (“Foothill”) that provides for borrowings and the issuance of letters of credit up to $25.0 million.  The Foothill Facility, among other things, (i) requires us to maintain certain financial ratios and covenants, including a minimum combined cash and borrowing availability financial covenant that adjusts each quarter and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year; (ii) restricts our ability to incur debt or liens; sell, assign, pledge, or lease assets; or merge with another company; and (iii) restricts the payment of dividends and repurchase of any of our outstanding shares without the prior consent of Foothill.  As of October 1, 2004, we were in compliance with all financial covenants and ratios.  The Foothill Facility expires in December 2004.

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

As of October 1, 2004, we had no outstanding borrowings and $3.3 million in outstanding financial letters of credit under the Foothill Facility on certain customer contracts.  Our customers can draw against these letters of credit if we fail to meet the performance requirements included in the terms of each letter of credit.  As of October 1, 2004, no amounts had been accrued for any estimated losses under the obligations, as we believe we will perform as required under our contracts.  In addition, as of October 1, 2004, we had $2.4 million deposited in a restricted cash collateral account at Foothill related to letter of credit guarantees, projected amortized reductions in the real-estate based collateral over the remainder of the term of the Foothill Facility, and reserves required by Foothill.

In March 2004, E&S Ltd. renewed an overdraft facility (the “Overdraft Facility”) with Lloyds TSB Bank plc (“Lloyds”) for borrowings up to $2.5 million.  However, solely at Lloyd’s discretion, E&S Ltd. may be allowed to exceed the $2.5 million limit for a very limited amount of time, as defined by Lloyds at that time.  In addition, borrowings over the $2.5 million limit will bear an interest rate equal to Lloyds’ unauthorized currency borrowing rate, which was 12.0% per annum above Lloyds’ short term offered rate as of the signing of the renewed Overdraft Facility.  The Overdraft Facility expires December 31, 2004.  Borrowings under the Overdraft Facility bear interest at Lloyds’ short-term offered rate plus 1.75% per annum.  As of October 1, 2004, there were $3.2 million in outstanding borrowings under the Overdraft Facility.  The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds’ discretion.  E&S Ltd. executed a letter of negative pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business.  Covenants contained in the Overdraft Facility restrict dividend payments from E&S Ltd. and require maintenance of certain financial covenants.  In addition, at October 1, 2004, E&S Ltd. had $0.8 million deposited in a restricted cash collateral account at Lloyds related to the Overdraft Facility to support certain obligations that the bank guarantees.

5.              NET LOSS PER COMMON SHARE

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

For the three and nine months ended October 1, 2004, outstanding options to purchase 2,370,160 shares of common stock and 428,000 shares of common stock issuable upon conversion of the 6% Debentures were excluded from the computation of the diluted net loss per common share because to include them would have been anti-dilutive.

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

6.              GEOGRAPHIC INFORMATION

The following table presents sales by geographic location based on the location of the use of the product or services.  Sales to individual countries greater than 10% of consolidated sales are shown separately (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2004	September 26, 2003	October 1, 2004	September 26, 2003
		(As restated)		(As restated)
United States	$6,519	$8,800	$20,470	$30,923
United Kingdom	4,841	3,409	11,406	9,391
Europe (excluding United Kingdom)	3,045	4,225	11,681	10,103
Pacific Rim	1,259	2,882	5,857	5,214
Other	218	1,449	1,074	3,722
Total sales	$15,882	$20,765	$50,488	$59,353

The following table presents net property, plant and equipment by geographic location based on the location of the assets (in thousands):

	October 1, 2004	December 31, 2003
United States	$21,488	$23,332
United Kingdom	332	783
Total property, plant and equipment, net	$21,820	$24,115

7.              LEGAL PROCEEDINGS

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

8.              RESTRUCTURING CHARGES

During the first quarter of 2004, we recorded a recovery due to the reversal of previously recorded restructuring charges in the amount of $0.5 million related to favorable cost management in comparison to initial restructuring estimates.  In addition, we paid $1.0 million in severance benefits related to all restructurings occurring over fiscal years 2003, 2002, and 2001.  The majority of the remaining severance benefits are expected to be paid out over next three years.

The following table represents restructuring provision activity in the first nine months of 2004 (in thousands):

	Balance at December 31, 2003	Restructuring Charges (recoveries)	Severance benefits paid	Balance at October 1, 2004

Remaining 2002 and 2001 accrual	$369	$(282)	$55	$32
Remaining 2003 accrual	1,242	(209)	980	53
	$1,611	$(491)	$1,035	$85

9.              ASSETS HELD FOR SALE

In June 2004, we sold an office building previously classified as an asset held for sale with a book value of $2.5 million for $8.6 million in cash.  As part of the sale, we entered into a three-year rental guarantee with the buyer, obligating us to make certain monthly payments through June 2007 based on space available for lease in the building we sold.  The maximum amount we may be required to pay over the term of the rental guarantee is $2.6 million consisting of $0.6 million during 2004, $1.0 million in 2005, $0.7 million in 2006, and $0.3 million in 2007.  As of October 1, 2004, we have paid $0.3 million and the maximum remaining guarantee is classified as an accrued liability.  The maximum rental guarantee may decrease as available space is leased by the buyer, based on terms of the rental guarantee.  To the extent the maximum rental guarantee is reduced, additional gain will be realized.  As of October 1, 2004, 100% of the leaseable space was available.  As a result of the sale, we have initially recognized a gain of $3.5 million.

10.       WARRANTY RESERVES

We provide a warranty reserve for estimated future costs of servicing products under warranty agreements usually extending for periods from 90 days to several years.  Anticipated costs for product warranties are based upon estimates derived from experience factors and are recorded as a cost of sales at the time of sale or over the contract period for long-term contracts.  As of October 1, 2004, and December 31, 2003, we had reserved approximately $1.7 million and $1.3 million, respectively, for estimated warranty claims.  Warranty expense for the three and nine months ended October 1, 2004, was $0.4 million and $1.2 million, respectively.  Warranty expense for the three and nine months ended September 26, 2003, was $0.3 million and $1.8 million, respectively.

The following table provides the changes in our warranty reserves for the first nine months of 2004 (in thousands):

	Balance at December 31, 2003	Provision for warranty expense	Warranty charges against the reserve	Balance at October 1, 2004

Warranty reserves	$1,290	$1,160	$785	$1,665

11.       QUEST FLIGHT TRAINING

We have a 50% interest in Quest Flight Training, Ltd. (“Quest”), a joint venture with Quadrant Group Ltd. (“Quadrant”), providing aircrew training services for the United Kingdom Ministry of Defence (“U.K. MoD”) under a 30-year contract.  We account for this investment using the equity method.  In connection with the services of Quest to the U.K. MoD, we guarantee various obligations of Quest.  As of October 1, 2004, we had four guarantees outstanding related to Quest.  Pursuant to the first guarantee, we have guaranteed, jointly and severally with Quadrant, the performance of Quest in relation to its contract with the U.K. MoD.  If Quest fails to meet its obligations under the contract, then we (and Quadrant) are required to perform under the terms of the contract.  Due to the length of the contract and the uncertainty of performance for which we would be liable if Quest fails to perform, we cannot estimate the maximum amount of possible future payments.  This guarantee is in place until 2030.  Pursuant to the second guarantee, we have guaranteed, jointly and severally with Quadrant, up to a maximum amount of £1.0 million ($1.8 million as of October 1, 2004), the performance of Quest, where not subcontracted, and the performance of Quest where subcontracted, and the subcontractor is not liable to meet its obligation due to any limitation of liability in the sub-contract agreement, thus preventing Quest from meeting its obligation under its contract with the U.K. MoD.  This guarantee is in place until 2020.  Pursuant to the third guarantee, we have pledged our equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest.  The loan agreement terminates in 2020.  The pledge of our equity shares in Quest will expire at such time as Quest’s obligations under the loan agreement are satisfied or the date on which the loan agreement is otherwise terminated.  In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement.  As of October 1, 2004, the outstanding loan balance was £5.1 million ($9.2 million as of October 1, 2004).  Pursuant to the fourth guarantee, we have guaranteed payment, up to a maximum of £0.13 million ($0.2 million as of October 1, 2004), in the event that Quest has a default event, as defined by its loan agreement.  This guarantee is in place until 2020.  As of October 1, 2004, no amounts have been accrued for any estimated losses under these guarantees because we believe that Quest will meet all of its performance and financial obligations in relation to its contract with the U.K. MoD.  However, if we are required to perform under any or all of the four guarantees, it could have a material adverse impact on our operating results and liquidity.

12.       STOCK-BASED COMPENSATION

On May 18, 2004, shareholders approved the adoption of the 2004 Stock Incentive Plan of Evans & Sutherland Computer Corporation (“2004 Plan”), which expires May 18, 2014.  The 2004 Plan is a stock incentive plan that provides for the grant of options and restricted stock awards to employees and for the grant of options to non-employee directors.  In addition, with the adoption of this plan no additional options can be issued under any of the prior stock-based plans as of May 18, 2004.  The 2004 Plan establishes a minimum exercise price for options of 110% of fair market value on the date of grant.  Restricted stock awards may be qualified as a performance-based award that conditions a participant’s award upon achievement by the Company or its subsidiaries of performance goals established by our Board of Directors’ Compensation Committee.  Prior to May 18, 2004, we had stock incentive plans that provided for the grant of options to employees, officers, consultants, and independent contractors.  We account for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in the accompanying condensed consolidated statements of operations as all options granted under these plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2004	September 26, 2003	October 1, 2004	September 26, 2003
		(As restated)		(As restated)
Net loss, as reported	$(4,894)	$(8,040)	$(10,232)	$(37,439)

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(66)	(60)	(282)	(357)
Pro forma net loss	$(4,960)	$(8,100)	$(10,514)	$(37,796)

Loss per share:
Basic and diluted – as reported	$(0.47)	$(0.77)	$(0.97)	$(3.58)
Basic and diluted – pro forma	$(0.47)	$(0.77)	$(1.00)	$(3.61)

13.       EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost

For the three months ended (in thousands):

	Pension Plan		SERP
	October 1, 2004	September 26, 2003	October 1, 2004	September 26, 2003

Service cost	$—	$—	$130	$113
Interest cost	625	633	127	120
Expected return on assets	(591)	(703)	—	—
Amortization of actuarial loss	17	—	—	—
Amortization of prior year service cost	—	—	(15)	(15)
Net periodic benefit cost	$51	$(70)	$242	$218

For the nine months ended (in thousands):

	Pension Plan		SERP
	October 1, 2004	September 26, 2003	October 1, 2004	September 26, 2003

Service cost	$—	$—	$390	$339
Interest cost	1,874	1,900	381	360
Expected return on assets	(1,772)	(2,110)	—	—
Amortization of actuarial loss	50	—	—	—
Amortization of prior year service cost	—	—	(45)	(45)
Net periodic benefit cost	$152	$(210)	$726	$654

Employer Contributions

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, we did not expect to contribute to either the Pension Plan or the Supplemental Executive Retirement Plan (“SERP”) in 2004.  In the first nine months of 2004, we made no contributions to the Pension Plan.  We anticipate that we will make no contributions to the Pension Plan in the remainder of this fiscal year unless required to do so by statutory funding requirements.  In the first nine months of 2004, we contributed $0.3 million to the SERP in order to pay $0.3 million in benefits.  We are not required to fund the SERP and we do not fund it.  All benefit payments are made by us directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes.  We anticipate that we will make $0.1 million in contributions to the SERP in the remainder of this fiscal year in order to pay benefits of $0.1 million.

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

•                                                      Our belief that the third quarter of 2004 marks the low point for sales in 2004.

•                                                      Our belief that growing orders and backlog will lead to higher shipments in the fourth quarter of 2004 and thereby increase sales in the fourth quarter of 2004.

•                                                      Our belief that the fourth quarter of 2004 will be profitable as a result of improved operating results, higher sales than in previous quarters in 2004, and the gain from the sale of the projector assets.

•                                                      Our belief that we will continue to reduce our operating expenses as a result of completion of initial product development and additional headcount reductions through employee attrition.

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

•                                                      Our belief that existing cash, restricted cash, borrowings available under our various borrowing facilities, the sale of a certain building sold in June 2004, the October 2004 sale of our cathode ray tube based projector product lines, expected cash from future operations, and the potential sale of an additional building along with other cost cutting measures will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months.

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  Our actual results could differ materially from these forward-looking statements.  Recent trends are not necessarily reliable indicators of future stock prices or financial performance and there can be no assurance that the events contemplated by the forward-looking statements contained in this quarterly report will, in fact, occur.  For further information, refer to the business description and additional risk factors sections included in our Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission

RECENT DEVELOPMENT

On October 12, 2004, we sold our cathode ray tube (“CRT”) based projector product lines, the ESCP and TargetView projectors, to Video Display Corporation (“VDC”) for $5.3 million cash.  We entered into this transaction in order to free up resources to develop and manufacture our laser-based projector product line which is currently in development.  We continue to offer the ESCP and TargetView projectors to our customers.

The material terms and conditions of the sale include: VDC has acquired the assets related to the development, manufacture, and sale of our CRT projector product lines, including but not limited to, related fixed assets, inventory, and intellectual property;  We have entered into a supply agreement whereby VDC is to supply ESCP and TargetView projectors to us over a five year period;  We have agreed not to compete in the CRT-based projector development, production, and parts replacement or repair business for a period of five years, except to the extent of activities and obligations described under the supply agreement (for example, we may perform warranty and service agreements); and we are to assist VDC in transitioning the manufacture and service of the CRT projector product to VDC facilities.  We anticipate the transition will be completed by the end of 2004.

OVERVIEW

Orders increased in the third quarter, improving 25% from the second quarter of 2004 and more than doubling from the third quarter of 2003.  Third quarter 2004 sales are expected to mark the low point for this year, as growing orders and backlog lead to higher shipments in the fourth quarter.  The third quarter of this year marked the fourth consecutive quarter with higher orders than the prior quarter.

We announced during the quarter that we were in discussions with Video Display Corporation (VDC) to sell our older CRT-based projector assets in order to concentrate on our laser-based projectors, which are now generating significant new business.  At the time of the announcement this transaction was expected to close in the third quarter.  The sale has now been completed, but the closing occurred later than planned and will now be reported in our fourth quarter results.

As a result of the delayed completion of this transaction, we had a loss in the third quarter, compared to an expected net profit.  However, we anticipate the fourth quarter will be profitable with the combined effect of improved operating results on higher sales than previous quarters this year, together with the gain from the sale of the projector assets.

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

We operate as one business, providing visual simulation solutions to an international customer base.  Our simulation solutions can be categorized into five customer markets:  military simulation, commercial simulation, strategic visualization, digital theater, and service & support.

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

Contract Damages and Penalties

Accrued liabilities include amounts for liquidated damages and late delivery penalties.  While current contracts could include additional liquidated damages and late delivery penalties, we have included all amounts we believe the

Company is liable for as of October 1, 2004.  These liquidated damages are based primarily on estimates of project completion dates.  To the extent completion dates are not consistent with our estimates, these damage and penalty accruals may require additional adjustments.

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

Income Taxes

As part of the process of preparing our condensed consolidated financial statements we are required to estimate our actual income taxes in each of the jurisdictions in which we operate.  This involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items, such as accrued liabilities, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.  To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include a corresponding adjustment within the tax provision in the statement of operations.  Significant judgment by management is required to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

Restatement of Quarterly 2003 Financial Statements

The financial data in this Form 10-Q for the three and nine month periods ended September 26, 2003 have been restated from the amounts previously reported on our Form 10-Q filed with the Securities and Exchange Commission on November 7, 2003, for the correction of certain accounting errors. This restatement was originally reported in our Annual Report filed on Form 10-K for the fiscal year ending December 31, 2003.  All information presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement.

The effect of the restatement on amounts reported for the third quarter of 2003 decreased sales $2.6 million, decreased cost of sales $0.8 million, increased net loss $1.9 million and increased the loss per share $0.18.  The effect of the restatement on amounts reported for the first nine months of 2003 decreased sales $8.9 million, decreased cost of sales $3.3 million, increased net loss $5.7 million and increased the loss per share $0.54.

Background on the Restatement. During our 2003 year-end close process and review, we discovered certain errors that affected our previously issued quarterly unaudited condensed consolidated financial statements of the first three quarters of 2003. Accordingly, our 2003 quarterly unaudited, condensed consolidated financial statements have been restated.

The adjustments reflected in the restatement resulted from the incorrect application of certain accounting principles at our wholly-owned subsidiary, Evans & Sutherland Computer Limited, that we determined were in error as a result of our in-depth review of all aspects of the matter.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, including an in-depth review into several accounting issues that arose in connection with the restatement, as more specifically described in Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.  Following our in-depth review, we concluded that there were material weaknesses in our control environment.  Part I, Item 4 of this Form 10-Q provides a description of actions we have taken in the first nine months of 2004 to improve our internal controls and procedures.

RESULTS OF OPERATIONS

The following table presents the percentage of total sales represented by certain items for the periods presented:

	For the Three Months Ended				For the Nine Months Ended
	October 1, 2004		September 26, 2003		October 1, 2004		September 26, 2003
			(As restated)				(As restated)
Sales	$15,882	100.0%	$20,765	100.0%	$50,488	100.0%	$59,353	100.0%
Cost of sales	10,681	67.3	13,372	64.4	32,544	64.5	38,294	64.5
Inventory impairment	—	—	—	—	—	—	14,566	24.5
Gross profit	5,201	32.7	7,393	35.6	17,944	35.5	6,493	10.9
Expenses:
Selling, general and administrative	5,498	34.6	6,507	31.3	17,636	34.9	20,670	34.8
Research and development	4,126	26.0	5,677	27.3	13,283	26.3	17,800	30.0
Restructuring charge (recovery)	—	—	2,635	12.7	(491)	(1.0)	3,914	6.6
Impairment loss	—	—	—	—	—	—	1,151	1.9
Operating expenses	9,624	60.6	14,819	71.4	30,428	60.3	43,535	73.3
Gain on sale of assets held for sale	—	—	—	—	3,488	6.9	1,406	2.4
Gain on sale of assets	—	—	—	—	155	0.3	—	—
Operating loss	(4,423)	(27.8)	(7,426)	(35.8)	(8,841)	(17.5)	(35,636)	(60.0)
Other income (expense), net	(433)	(2.7)	(802)	(3.9)	(1,257)	(2.5)	(2,140)	(3.6)
Loss before income taxes	(4,856)	(30.6)	(8,228)	(39.6)	(10,098)	(20.0)	(37,776)	(63.6)
Income tax expenses (benefit)	38	0.2	(188)	(0.9)	134	0.3	(337)	(0.6)
Net loss	$(4,894)	(30.8)	$(8,040)	(38.7)	$(10,232)	(20.3)	$(37,439)	(63.1)

Results of Operations Summary

While the third quarter of 2004 was unprofitable, we achieved notable successes and important progress.  Sales were down compared to the second quarter of 2004 and compared to the third quarter of 2003.  However, we saw significant growth in our planetarium sales and additionally, our commercial market sales remained at robust levels.  While we saw gross margin improvement from reduced warranty and product support expenditures, our overall gross profit percentage decreased as a result of a continuation of large, low-margin, pass-through deliveries in the third quarter of 2004.  Our operating expenses have decreased due to restructuring actions taken last year and continuing cost reductions in 2004.  Most importantly, we experienced significant orders growth in the third quarter, our fourth straight quarter of orders growth.  As a result, we expect sales to increase in future quarters.

Third Quarter 2004 compared to Third Quarter 2003

Consolidated Sales and Gross Margin

Our total sales were $15.9 million in the third quarter of 2004, compared with $20.8 million in the third quarter of 2003.  This decrease was primarily the result of an overall decrease in the size of the military market and a reduction in the number of military contracts open for competitive bid.  In addition, sales in the military market in the third quarter of 2003 included deliveries on two large military programs.  Sales to the commercial market remained strong based on demand for our EP product.  Sales of our planetarium systems increased significantly during the third quarter of 2004 due to strong orders growth as a result of demand for our Digistar 3 product.   Lastly, we experienced a decrease in our service and support spares sales due to large deliveries made in the third quarter of 2003.  We experienced significant orders growth in the third quarter, our fourth straight quarter of orders growth.  As a result, we expect sales to increase in future quarters.

Our gross margin percentages were 32.7% in the third quarter of 2004, compared with 35.6% in the third quarter of 2003.  This decrease in gross margin was primarily driven by a change in product mix in our military market.  During the third quarter of 2004 significant deliveries were made on military contracts with a high proportion of subcontract pass-through sales resulting in lower gross margins.  Additionally, we achieved favorable cost performance on a large military program closeout in the third quarter of 2003.  Our service and support gross margin decreased as a result of high margin deliveries made in the third quarter of 2003.  Partially offsetting these gross margin decreases were improvements in our planetarium products gross margin due to improved cost performance  and reductions in both product support and warranty costs.

Operating Expenses, Other and Taxes

Our operating expenses were $9.6 million in the third quarter of 2004, compared with $14.8 million during the third quarter of 2003.  Selling, general and administrative expenses (“SG&A”) decreased by $1.0 million primarily as a result of reductions in labor, including significant management reductions and reduced marketing expenditures.  Research and development (“R&D”) expenses decreased by $1.6 million also as a result of decreased labor costs, and additionally benefited from lower product development expenditures primarily related to our laser projector product as development efforts are nearly completed.  We expect to continue reducing our operating expenses as we benefit from the completion of initial product development and additional reductions in headcount through employee attrition.

In the third quarter of 2003, we recorded a restructuring charge of $2.6 million in an effort to reduce the operating cost structure of the company.  The restructuring charge related to a reduction in force of approximately 72 full-time equivalent employees and to various items we have commitments to make payments on that are no longer useful to our business as a result of this restructure.  There were no restructuring charges during the third quarter of 2004.

Our other income (expense) was $0.4 million of net expense in the third quarter of 2004, compared to $0.8 million of net expense in the third quarter of 2003.  This $0.4 million decrease was a result of a significant net sublease expenditure in the third quarter of 2003 as well as a reduction in interest expense in the third quarter of 2004 as a result of lower debt levels.

Our income tax expense was less than $0.1 million during the third quarter of 2004, compared to an income tax benefit of $0.2 million during the third quarter of 2003.  The income tax benefit in the third quarter of 2003 was the result of a change in the tax law which allowed us to use additional net operating losses to offset taxable income.

First Three Quarters of 2004 compared to First Three Quarters of 2003

Consolidated Sales and Gross Margin

Our total sales were $50.5 million in the first three quarters of 2004, compared with $59.4 million in the first three quarters of 2003.  This decrease was primarily the result an overall decrease in the size of the military market and a reduction in the number of military contracts open for competitive bid.  Our service and support sales also decreased in the first three quarters of 2004.  These sales decreases were significantly offset by greater sales in our commercial markets driven by increases in both demand and deliveries of our EP product.  In addition, sales of our planetarium systems increased slightly and remained robust as a result of strong demand for our new products.   We experienced significant orders growth in the first three quarters of 2004.  As a result, we expect sales to increase in future quarters.

Our gross profit percentage increased to 35.5% in the first three quarters of 2004, compared with 10.9% in the first three quarters of 2003.  This increase in gross profit percentage was primarily driven by a $14.6 million dollar inventory impairment loss taken in the first two quarters of 2003 (related primarily to our Harmony 1 product).  Our gross margin related to products sold to military customers was negatively impacted due to a change in product mix in 2004.  Significant deliveries in 2004 were made on large military contracts with a high proportion of subcontract pass-through sales, resulting in lower gross margins.    In addition, our planetarium products and service and support gross margins also had slight gross profit percentage decreases as a result of unique, high-margin deliveries during the first two quarters of 2003.  Our overall gross margin related to products sold to commercial customers has increased as a result of favorable program cost performance and program cost closeouts.  In addition, we have experienced significant reductions in warranty costs due to warranty coverage of many of our Harmony 1 products ending in or before 2004 and due to various non-related warranty incurred charges during 2003, as well as improved cost performance.

Operating Expenses, Other and Taxes

Our operating expenses were $30.4 million in the first three quarters of 2004, compared with $43.5 million during the first three quarters of 2003.  SG&A expenses decreased $3.0 million primarily as a result of lower labor costs.  R&D expenses decreased $4.5 million due to lower labor costs related to Harmony and EP product development efforts.  These reductions were partially offset by higher development expenditures related to our laser projector product as we prepare to set up for manufacturing, and additional expenditures related to the development of our EP/EPX products.   We expect to continue reducing our operating expenses as we benefit from the completion of initial product development and additional reductions in headcount through employee attrition.

During the first three quarters of 2004, we recorded a gain on our previous restructuring charges in the amount of $0.5 million related to favorable cost management in comparison to initial restructuring estimates.  During the first three quarters of 2003, we recorded restructuring charges of $3.9 million related to reductions in force of approximately 117 employees to reduce operating costs.

During the first three quarters of 2003, we recognized an impairment loss of $1.2 million on development and demonstration assets related to our Harmony 1 product.

During the first three quarters of 2004, we recognized a gain on assets held for sale of $3.5 million on the sale of a building.  During the first three quarters of 2003, we recognized a gain on assets held for sale of $1.4 million on the sale of a building.

During the first three quarters of 2004 we recognized a gain on the sale of assets in the amount of $0.2 million as a result of favorable cost management in comparison to initial cost estimates.

Our other income (expense) was $1.3 million of net expense in the first three quarters of 2004, compared to $2.1 million of net expense in the first three quarters of 2003.  This $0.8 million expense reduction is attributable to lower interest expense in 2004 as a result of lower debt levels, the gain on the sale of investment securities, and a significant net sublease expenditure in the third quarter of 2003.

Our income tax expense was $0.1 million during the first three quarters of 2004, compared to an income tax benefit of $0.3 million during the first three quarters of 2003.  The income tax expense in the first three quarters of 2004 relates to foreign income taxes.  The income tax benefit during the first three quarters of 2003 was the result of a change in the tax law which allowed us to use additional net operating losses to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Summary

Summary information about our financial position as of October 1, 2004 and December 31, 2003, is presented in the following table (in thousands):

	October 1, 2004	December 31, 2003
Cash	$9,620	$9,714
Restricted cash	3,147	765
Line of credit agreements	(3,200)	(7,685)
Net short term cash	9,567	2,794
Long-term debt	(18,015)	(18,015)
Net indebtedness	$(8,448)	$(15,221)

Stockholders’ equity	$5,461	$15,566

(See the Condensed Consolidated Balance Sheets in Part I Financial Information of this Form 10-Q)

In the first nine months of 2004, our net change in cash was a reduction of $0.1 million.  Our operations used $0.6 million in cash mainly as a result of our $10.2 million net loss.  The sale of one of our buildings in the second quarter of 2004 enabled us to pay down our borrowings on our lines of credit and to reduce our accounts payable.

Cash Flow

	Nine Months Ended
(In thousands)	October 1, 2004	September 26, 2003
Net cash used in operating activities	$(581)	$(753)
Net cash provided by investing activities	7,257	2,349
Net cash provided by (used in) financing activities	(6,770)	1,132
Increase (decrease) in cash	$(94)	$2,728

(See the Condensed Consolidated Statements of Cash Flow in Part I Financial Information of this Form 10-Q)

In the first nine months of 2004, cash provided by our operating activities was mainly attributable to a $6.1 million reduction in accounts receivable, $5.9 million reduction in net costs and estimated earnings in excess of billings on uncompleted contracts, $0.7 million reduction in inventory, and non cash charges of $3.9 million in depreciation and amortization and $2.9 million for provisions.  These were offset by a $10.2 million net loss and non cash charges primarily consisting of a $3.8 million in gains and $0.5 million in recovery of prior restructure charges, a $2.6 million decrease in accounts payable, a $2.9 million decrease in accrued liabilities, and a $0.9 million increase in other assets.  Accounts receivable decreased due to significant collections on several large contracts, decreasing overall sales, and a decrease of $1.2 million in our United Kingdom value added tax receivable.  Net costs and estimated earnings in excess of billings on uncompleted contracts decreased primarily as a result of converting costs and estimated earnings in excess of billings on uncompleted contracts into invoicing.  Inventory decreased mainly due to a reduction in the work-in-process inventory and reduction in finished goods inventory as contracts have been completed and delivered.  Accounts payable decreased as we focus on reducing our outstanding trade payables.  Accrued liabilities decreased mainly due to $1.0 million in payments related to prior year restructuring charges, $0.8 million related to warranty claims, $0.6 million related to reductions in inventory purchase obligations, and a $1.1 million reduction in our accrual related to a settlement agreement with one of our customers as we met the majority of the terms of the settlement agreement.  These decreases were offset by an increase of $0.8 million for payroll accruals at the end of the quarter and an increase of $0.4 million in various accruals.    Other assets increased as a result of a security deposit required in relation to the rent guarantee agreement we entered into.

In the first nine months of 2003, cash used in our operating activities was mainly attributable to $37.4 million net loss, decreases in accrued liabilities of $4.6 million, accounts payable of $0.7 million, and an increase in inventory of $1.2 million after adjusting for impairments.  This was offset by non-cash charges primarily consisting of $16.2 million related to asset impairments, $5.3 million related to depreciation and amortization, and $3.9 million related to restructuring charges.  Also offsetting cash used were decreases in net costs and estimated earnings in excess of billings on completed projects of $10.0 million and in accounts receivable of $5.7 million.  Accounts payable decreased due to efforts to reduce our trade payables.  Accrued liabilities decreased due to $2.8 million in payments related to previous restructurings, $1.5 million in warranty claims, and $1.4 million decrease in our payroll and benefits related accruals.  These decreases were offset by $1.1 million in tax accruals related to property taxes and United Kingdom value added taxes owed.  Inventory increased due to required raw materials and an increase in work-in-process related to program costs.  Net costs and estimated earnings in excess of billings on completed projects decreased as a result of converting costs and estimated earnings in excess of billings on completed contracts into invoicing and due to increasing billings (invoicing) in excess of costs and estimated earnings on uncompleted contracts.  Accounts receivable decreased as a result of additional collections on two of the six large, fixed-price defense contracts that used our Harmony 1 image generator that have in previous years had longer than average agings.

In the first nine months of 2004, cash provided by our investing activities was primarily due to $8.3 million in proceeds from the sale of a building classified as an asset held for sale.  This was offset partially by $1.7 million primarily used for the purchase of property, plant, and equipment.  In the first nine months of 2003, cash provided by our investing activities was primarily due to $4.8 million in proceeds from the sale of a building classified as an asset held for sale.  This was offset partially by $2.4 million for the purchase of property, plant and equipment.

In the first nine months of 2004, cash used by our financing activities was primarily due to our efforts to reduce our outstanding borrowings on our lines of credit and an increase in restricted cash used to support future issuances of new letters of credit. In the first nine months of 2003, cash provided by our financing activities was due to $2.1 million in restricted cash becoming unrestricted, offset by efforts to reduce our outstanding borrowings on our lines of credit.

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

We have a secured credit facility (the “Foothill Facility”) with Wells Fargo Foothill (“Foothill”) that provides for borrowings and the issuance of letters of credit up to an aggregate of $25.0 million.  The original secured credit facility agreement was put into place in December 2000 and has been amended in subsequent periods.  The Foothill Facility, among other things, (i) requires us to maintain certain financial ratios and covenants, including a minimum combined cash and borrowing availability amount and a limitation of $12.0 million of aggregate capital expenditures in any fiscal year; (ii) restricts our ability to incur debt or liens; sell, assign, pledge, or lease assets; or merge with another company; and (iii) restricts the payment of dividends and repurchase of any of our outstanding shares without the prior consent of Foothill.  As of October 1, 2004, we were in compliance with all financial covenants and ratios.  The Foothill Facility expires in December 2004.

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

As of October 1, 2004 we had no outstanding borrowings under the Foothill Facility and $3.7 million in outstanding borrowings as of December 31, 2003 under the Foothill Facility.  As of October 1, 2004 and December 31, 2003, we had $3.3 million and $4.9 million, respectively, in outstanding financial letters of credit under the Foothill Facility on certain customer contracts.  Our customers can draw against these letters of credit if we fail to meet the performance requirements included in the terms of each letter of credit.  As of October 1, 2004, no amounts had been accrued for any estimated losses under the obligations, as we believe we will perform as required under our contracts.  In addition, as of October 1, 2004, we had $2.4 million deposited in a restricted cash collateral account at Foothill related to letter of credit guarantees, projected amortized reductions in the real estate based collateral over the remainder of the term of the Foothill Facility, and reserves required by Foothill.   As of October 29, 2004, there were no outstanding borrowings, and outstanding letters of credit were $3.1 million.

In March 2004, Evans & Sutherland Computer Limited (“E&S Ltd.”), our wholly-owned subsidiary, renewed an overdraft facility (the “Overdraft Facility”) with Lloyds TSB Bank plc (“Lloyds”) for borrowings up to $2.5 million.  However, solely at Lloyd’s discretion, E&S Ltd. may be allowed to exceed the $2.5 million limit for a very limited amount of time, as defined by Lloyds at that time.  In addition, borrowings over the $2.5 million limit will bear an interest rate equal to Lloyds’ unauthorized currency borrowing rate, which was 12.0% per annum above Lloyds’

short term offered rate as of the signing of the renewed Overdraft Facility.  The Overdraft Facility expires December 31, 2004.  Borrowings under the Overdraft Facility bear interest at Lloyds’ short-term offered rate plus 1.75% per annum.  As of October 1, 2004 and December 31, 2003, there were $3.2 million and $0.9 million in outstanding borrowings, respectively.  The Overdraft Facility is subject to reduction or demand repayment for any reason at any time at Lloyds’ discretion.  E&S Ltd. executed a letter of negative pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business.  Covenants contained in the Overdraft Facility restrict dividend payments from E&S Ltd. and require maintenance of certain financial covenants.  In addition, at October 1, 2004, E&S Ltd. had $0.8 million deposited in a restricted cash collateral account at Lloyds related to the Overdraft Facility to support certain obligations that the bank guarantees.  As of October 29, 2004, there were no borrowings against the Overdraft Facility.

Other Information

As of October 1, 2004, we had $18.0 million of 6% Convertible Subordinated Debentures due in 2012 (the “6% Debentures”).  The 6% Debentures are unsecured and are convertible at each bondholder’s option into shares of our common stock at a conversion price of $42.10 per share, a total of 428,000 shares of our common stock, subject to adjustment. The 6% Debentures are redeemable at our option, in whole or in part, at par.

In the second quarter of 2004, we had entered into a rental guarantee obligation committing us to payments over a period of three years for a maximum amount of $2.6 million.  However, terms of the rental guarantee provide conditions that can reduce this obligation over the term of the agreement.  Assuming we are obligated for the maximum amount of $2.6 million, we would expect to make payments of $0.6 million over the remainder of 2004, $1.0 million in 2005, $0.7 million in 2006, and $0.3 million in 2007.

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

On October 1, 2004, 463,500 shares of common stock remained available for repurchase due to prior authorizations for such repurchases by our Board of Directors.  No shares were repurchased during 2003 or during the first nine months of 2004.  Stock may be acquired on the open market or through negotiated transactions.  Under the program, repurchases may be made from time to time, depending on market conditions, share price and other factors.  The Foothill Facility requires that we obtain prior consent from Foothill before we repurchase any shares.

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

We believe that the principal sources of liquidity for fiscal year 2004 will be due to the June 2004 sale of a building, designated as asset held for sale; the October 2004 sale of our cathode ray tube based projector product lines for $5.25 million; and cost cutting measures.  Circumstances that could materially affect liquidity in 2004 include, but are not limited to, the following: (i) our ability to successfully develop and produce new technologies and products, (ii) our ability to meet our forecasted sales levels during 2004, (iii) our ability to reduce costs and expenses, and (iv) our ability to maintain our commercial simulation business in light of current economic conditions.

We believe that existing cash, restricted cash, borrowings available under our various borrowing facilities, the sale of a certain building sold in June 2004, the October 2004 sale of our cathode ray tube based projector product lines, expected cash from future operations, and the potential sale of an additional building along with other cost cutting measures will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months.  As of October 1, 2004, our total indebtedness was $21.2 million.  The Foothill Facility expires in December 2004 and the Overdraft Facility expires on December 31, 2004.  If these credit facilities continue to be needed beyond their respective expiration dates, we will attempt to replace them; however, there can be no assurances that we will be successful in renegotiating our existing borrowing facilities or obtaining additional debt or equity financing.  Our cash and restricted cash, subject to various restrictions previously set forth, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases, and other potential cash needs as they may arise.

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

However, we have a 50% interest in Quest Flight Training, Ltd., a joint venture with Quadrant Group Ltd., providing aircrew training services for the United Kingdom Ministry of Defence (“U.K. MoD”) under a 30-year contract.   We account for this investment using the equity method.   In connection with the services of Quest to the U.K. MoD, we guarantee various obligations of Quest.  As of October 1, 2004, we had four guarantees outstanding related to Quest.  Pursuant to the first guarantee, we have guaranteed, jointly and severally with Quadrant, the performance of Quest in relation to its contract with the U.K. MoD.  If Quest fails to meet its obligations under the contract, then we (and Quadrant) are required to perform under the terms of the contract.  Due to the length of the contract and the uncertainty of performance for which we would be liable if Quest fails to perform, we cannot estimate the maximum amount of possible future payments.  This guarantee is in place until 2030.  Pursuant to the second guarantee, we have guaranteed, jointly and severally with Quadrant, up to a maximum amount of £1.0 million ($1.8 million as of October 1, 2004), the performance of Quest, where not subcontracted, and the performance of Quest where subcontracted, and the subcontractor is not liable to meet its obligation due to any limitation of liability in the sub-contract agreement, thus preventing Quest from meeting its obligation under its contract with the U.K. MoD.  This guarantee is in place until 2020.  Pursuant to the third guarantee, we have pledged our equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest.  The loan agreement terminates in 2020.  The pledge of our equity shares in Quest will expire at such time as Quest’s obligations under the loan agreement are satisfied or the date on which the loan agreement is otherwise terminated.  In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement.  As of October 1, 2004, the outstanding loan balance was £5.1 million ($9.2 million).  Pursuant to the fourth guarantee, we have guaranteed payment, up to a maximum of £0.13 million ($0.2 million as of October 1, 2004), in the event that Quest has a default event, as defined by its loan agreement.  This guarantee is in place until 2020.  As of October 1, 2004, no amounts have been accrued for any estimated losses under these guarantees because we believe that Quest will meet all of its performance and financial obligations in relation to its contract with the U.K. MoD.  However, if we are required to perform under any or all of the four guarantees, it could have a material adverse impact on our operating results and liquidity.

CONTRACTUAL OBLIGATIONS

In the first nine months of 2004 we experienced a material change in our contractual obligations due to a contract we entered into guaranteeing rents on the building we sold in June 2004.  This contract obligates us to pay a maximum amount of $2.6 million over three years.  The amount we are obligated to pay may be reduced over the three year contract based on the reduction of space available for rent.  As a result, our contractual obligations increased compared to what we reported in our 2003 Annual Report on Form 10-K.  The maximum we are obligated to pay pursuant to the rent guarantee contract in the remainder of 2004 is approximately $0.3 million.  The maximum we are obligated to pay pursuant to the rent guarantee contract in the period covering 2005 to 2007 is approximately $2.0 million.

TRADEMARKS USED IN THIS FORM 10-Q

E&S, EP, EPX, Melody, Integrator, and Harmony are trademarks or registered trademarks of Evans & Sutherland Computer Corporation.  All other products, services, or trade names or marks are the properties of their respective owners.

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates.  Our international sales, which accounted for 60% of our total sales in the nine months ended October 1, 2004, are concentrated in the United Kingdom, continental Europe, and Asia.  Foreign currency purchase and sale contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  We do not enter into contracts for trading purposes and do not use leveraged contracts.  As of October 1, 2004, we had eight material sales contracts in Euros with approximately $3.9 million remaining to invoice and collect, one material sales contract in GBP with approximately $2.1 million remaining to invoice and collect, and no foreign currency derivative contracts.

We reduce our exposure to changes in interest rates by maintaining a high proportion of our debt in fixed-rate instruments.  As of October 1, 2004, 85% of our total debt was in fixed-rate instruments. Had we fully drawn on our $25 million revolving line of credit with Wells Fargo Foothill and our foreign line of credit, 39% of our total debt would be in fixed-rate instruments.

The information below summarizes our market risks associated with debt obligations as of October 1, 2004.  Fair values have been determined by quoted market prices.  For debt obligations, the table below presents the principal cash flows and related interest rates by fiscal year of maturity.  Lines of credit bear variable rates of interest and the 6% Debentures bear a fixed rate of interest. The information below should be read in conjunction with Note 3 of Notes to the Condensed Consolidated Financial Statements in Part I of this quarterly report.

	Rate	2004	2005	2006	2007	2008	There- after	Total	Fair Value
Debt

Lines of credit	3.6%	$3,200	$—	$—	$—	$—	$—	$3,200	$3,200

6% Debentures	6.0%	—	—	—	—	—	18,015	18,015	11,710

Total debt		$3,200	$—	$—	$—	$—	$18,015	$21,215	$14,910

Item 4.             CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision of and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed with the SEC is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Evaluation of our internal controls and procedures related to the restatement.    Our evaluation of our internal controls and procedures as of December 31, 2003, included an in-depth review of all aspects of the matter of certain material weaknesses we identified in the internal controls and procedures of our wholly-owned subsidiary, Evans & Sutherland Computer Limited (“E&S Ltd.”) as more fully disclosed in Note 3 of the Notes to Consolidated Financial Statements included as part of our annual report on Form 10-K for the period ending December 31, 2003.  Our Audit Committee also performed an in-depth review of all aspects of the matter.  Based on all information gathered during our in-depth review of all aspects of the matter, we concluded that our accounting, financial reporting and internal control functions needed improvement, including our system of documenting transactions.

Actions taken in response to our evaluation.  As a result of our findings described above, during the first two quarters of 2004, we implemented the following improvements to our internal control procedures and our disclosure controls and procedures to address the issues we identified in our evaluation of these controls and procedures and those of our subsidiary, E&S Ltd.:

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

•                  We reconcile, on a monthly basis, operational assessments of the status of completion of each contract program and the financial accounting and reporting of such status.

In addition, in the third quarter of 2004 we continued to implement the following improvements to our internal control procedures and our disclosure controls and procedures to address the issues we identified in our evaluation of these controls and procedures and those of our subsidiary, E&S Ltd.:

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

•                  We continue to implement the financial controls and procedures employed by us at our subsidiary, E&S Ltd., whereby monthly sales audit schedules are reconciled to the general ledger.

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

As of the end of the quarter ended October 1, 2004, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Other than as described above, during the quarter ended October 1, 2004, there have been no significant changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EVANS & SUTHERLAND COMPUTER CORPORATION

Date	November 15, 2004	By:	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki, Chief Financial Officer, and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)