Form 10-K
period 2004-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2005-03-31
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐                                 TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from                          to

Commission file number 0-8771

EVANS & SUTHERLAND COMPUTER CORPORATION

Utah	87-0278175
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
600 Komas Drive, Salt Lake City, Utah	84108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 801-588-1000

Securities registered pursuant to section 12(b) of the Act:

NONE

Securities registered pursuant to section 12(g) of the Act:

Title of Class
Common Stock, $0.20 par value
6% Convertible Debentures Due 2012
Preferred Stock Purchase Plan Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicated by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of July 2, 2004, the last business day of the registrants most recently completed second fiscal quarter was approximately $26,784,717 based on the closing market price of the Common Stock on such date as reported by The NASDAQ Stock Market.

The number of shares of the registrants Common Stock outstanding as of February 25, 2005 was 10,514,040.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on May 26, 2005, are incorporated by reference into Part III hereof.

EVANS & SUTHERLAND COMPUTER CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1.                BUSINESS

Throughout this document Evans & Sutherland Computer Corporation may be referred to as “Evans & Sutherland,” “E&S,” “we,” “us,” “our” or the “Company.” All dollar amounts are in thousands unless otherwise indicated.

E&S was incorporated in the state of Utah on May 10, 1968. Our principal offices are located at 600 Komas Drive, Salt Lake City, Utah 84108, and our telephone number is (801) 588-1000. Through a link on our website, www.es.com, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). We make our website content available for informational purposes only. The information provided on our website is not incorporated by reference into this Form 10-K. The above reports and other information are also available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

General

Evans & Sutherland produces high-quality visual systems used to rapidly and accurately display computer-generated images of the real world. With a 37-year history in computer graphics, we are widely regarded as both a pioneer and a leader in providing the world’s most realistic visual systems. We design, manufacture, market and support our visual systems to provide simulation training for a wide range of military and commercial applications, as well as for planetariums, science centers, and entertainment venues. We use a wide range of hardware, from desktop personal computers (PCs) to what we believe are the most advanced image generation and display components in the world.

For more than 30 years, we have had a significant share of the overall market for visual systems. We estimate that our market share has ranged from 20% to 60%, depending on the specific market. We estimate that the size of the market for visual systems is approximately $300 million annually. Many visual system providers serve this market, but our most significant competitors are companies that build the entire simulator. These companies sometimes choose to follow a strategy of vertical integration by providing their own visual systems. Other competitors include a number of smaller companies that generally offer components rather than complete visual systems. In addition, large contractors and system integrators sometimes build visual systems from commercially available components.

Our visual systems are extremely important components of a complete simulator because the visual system is the most critical element in creating a realistic immersive environment—the visual system is, by definition, “what you see.” Most of our visual systems are used as part of vehicle simulators, which are models of actual vehicles, such as aircraft cockpits. These simulators are used for training operators as well as for practicing tactics or strategy, which may require the coordinated operation of multiple simulators. Simulators are used in both commercial and military settings and include all types of vehicles operating in space, air, ground, sea or undersea locations. The simulator itself may be built by one of many companies, often the same company that built the actual vehicle. We also produce visual systems for digital planetariums, which are based on the same technology as our visual systems for training simulation. These systems are essentially simulators of the larger universe, and can create simulated trips through other worlds or through parts of our own world not accessible to existing vehicles.

A “visual system” is made of three major components: a computer, a display system, and a visual database. E&S designs a range of these components at varying prices and performance levels.

The computer portion of an E&S visual system, the image generator, is a combination of hardware and software we design and either manufacture ourselves or source to a partner who assembles the image generator from commercially available components. Image generators create computer-generated images in real time and send these images to a display system.

The display portion consists of projectors, display screens, computer monitors and specialized optics that may include options such as full dome mosaics, collimated displays, rear projection systems, onboard instrument displays and domes offering a 360-degree field-of-view. The image may be projected by different types of equipment, including multiple projector types.

The visual database portion (often referred to as a synthetic environment) is the “content” that the system displays. Most customers desire more content (visual databases) to enhance the richness and variety of their training and simulations. In addition, visual databases are finding new applications in mission planning, damage assessment, intelligence, and other highly-time-sensitive defense and homeland security initiatives. We have developed a sophisticated set of tools to make the development of visual databases more efficient and less costly, whether built by us or by others. We have an extensive library of databases, including airports, vehicles, large geographic areas, oceans and seas with accurate wave dynamics, and special effects.

Description of Products

E&S offers a range of visual systems for simulation, strategic visualization and digital theaters, with the option to configure systems, subsystems or components for each customer. An E&S visual system consists of an image generator, display system, visual database, and optional tools to create visual databases. In addition, we offer installation, integration and customer support services along with each visual system. On occasion, we may sell subsystems and the individual components to our customers.

Description of Markets

We are an industry leader in providing visual systems to an international customer base in the military simulation, commercial simulation and digital theater markets. In each of these markets we face highly competitive conditions, where some competitors have substantial financial resources and technological capabilities. In all our markets we compete on features, performance and price. In the military and commercial simulation markets we additionally compete on service and product availability, while in the digital theater market we also compete on show content, access to customers, and distribution channels. We believe our range of visual systems and services at various price and performance levels, our research and development investments, and our ability to design and manufacture value-added visual systems enable us to compete effectively.

Military Simulation

The military simulation market includes several large competitors such as Lockheed Martin, Thales Training and Simulation, and CAE, Inc. Some of these large competitors not only provide visual systems, but also provide entire simulators and act as prime contractors. In such cases, these competitors provide their own visual system. To compete in this environment, our strategy is to provide the best performance possible at a competitive price.

Overall, this market has declined in size over the last several years. In addition, we believe the number of military contracts has also decreased. These two effects adversely affected our profitability and our sales have declined. However, we do expect to see market growth during 2005.

We believe our product strategy is succeeding in this declining market, as demonstrated by the success of our EPX based visual systems. Our EPX technology has captured significant contracts during 2004, and has assisted us in gaining international helicopter and fast jet customers. We have sold over two thousand channels of EPX technology and were awarded one of the largest ground warfare programs by the U.S. government in 2004, the Close Combat Tactical Trainer. One of the advantages of the EPX technology is that it can run across a full range of hardware platforms, using the same software and databases. This commonality offers customers the significant capability to match hardware performance and cost while maintaining software, database and training commonality. In addition, we continue to market and sell other visual systems in this market based on our Harmony 2, simFUSION and ESIG image generators.

Commercial Simulation

We are a market leader in supplying visual systems to the world’s commercial airlines, airframe manufacturers, and independent training providers for commercial pilot training. While the commercial simulation market is made up of a few large competitors, our main competitor is CAE. CAE has expanded into training services where only their products, including visual systems, are supplied to their training centers. Nevertheless, 2004 was a very successful orders year, with orders of 13 visual systems for new simulators and 15 visual systems as upgrades to existing simulators.

The overall market for commercial simulators was relatively flat in 2004 as a result of a decline in new simulators for commercial airlines, which was offset by growth in demand for visual system upgrades. We expect demand for new and upgraded visual systems to remain flat in 2005 and grow in 2006.

In 2004, we introduced and booked our first order for an airline visual system that will include a wide display version of our E&S Laser Projector (the “ESLP”), currently under development. While not expected to be in production until 2006, customers have already shown substantial interest in the ESLP wide display version because of its many benefits, including improved performance, its ability to replace three conventional projectors, and significant projected cost savings for maintenance and consumables. In addition, we introduced and sold a forward-looking infrared (“FLIR”) add-on option for incorporation into previously sold visual systems. We expect demand for this option will increase as FLIR-enhanced vision systems are introduced to the commercial aircraft fleet worldwide. Additionally, we successfully completed and received regulatory approval of a commercial helicopter simulator containing our EP based visual system.

Digital Theater

In the digital theater market our products compete with traditional optical-mechanical products and digital display systems offered by Konica-Minolta Planetarium Co. Ltd., GOTO Optical Mfg. Co., Carl Zeiss Inc., Spitz, Inc. and Sky-Skan, Inc. During 2004, the digital theater market grew and our products gained market share. We believe this was the result of a rebounding worldwide economy and positive customer response to our Digistar 3 Laser visual system that includes our ESLP projector. We believe the Digistar 3 Laser has the potential to broaden the market and further increase our market share, resulting in continued growth in 2005.

Sales of Digistar 3 visual systems in 2004 were strong, with Digistar 3 now sold to or installed in nearly 50 locations around the world. Revenues for Digistar content also grew in 2004.

Backlog

On December 31, 2004, our backlog was $84,232 compared with $64,684 on December 31, 2003. The 2004 ending backlog contains no government firm, unfunded orders. The 2003 ending backlog contained $9,810 of government firm, unfunded orders. We anticipate that approximately 55% of the 2004 backlog will be converted to sales in 2005.

Significant Customers

Worldwide customers using our products include U.S. and international armed forces, aerospace companies, major airlines, laboratories, museums, planetariums, and science centers. We measure and identify our significant customers based on direct sales.

Sales to two customers represented 12% and 11% of total sales during 2004. Sales to one customer represented 18% of total sales during 2003. Sales to three customers represented 29%, 16%, and 14% of total sales during 2002. Sales to no other customers represented 10% or more of our total sales during fiscal years 2004, 2003 and 2002.

Seasonality

We believe there is no consistent, inherent seasonal pattern to our business. Sales volume may fluctuate quarter-to-quarter because of relatively large and nonrecurring individual sales, timing of customer funding awards, and individual market driven shipping dates.

Intellectual Property

We own a number of patents and trademarks and we are a licensee under several others. Our portfolio of patents and trademarks is, as a whole, material to our business. However, no one piece of intellectual property is critical to our business, thus no individual piece of our intellectual property is discussed on its own. In the U.S. and internationally, we hold active patents that cover many aspects of our visualization technology. Several patent applications are presently pending in the U.S., Japan and several European countries, and other patent applications are in preparation. We actively pursue patents on our new technology and we intend to vigorously protect our patent rights. We routinely copyright software, documentation and chip masks designed by us and institute copyright registration when appropriate. During the history of the company we have been awarded 79 patents, of which 60 are still active. In addition, we have 19 patent applications currently on file with the U.S. Patent and Trademark Office.

Research & Development

We consider the timely development and improvement of our visual system technology to be essential to maintain a competitive position and to capitalize on market opportunities. We continue to fund essentially all research and development (“R&D”) efforts internally. We consider continued R&D key to ensuring that we maintain our technical excellence, leadership and market competitiveness.

As planned, we completed the EP (Environment Processor) software development for our visual systems utilizing our EPX-50 and EPX-500 PC image generator technology in 2004. Also, the first release of the associated toolset to complement these products, Environment Creation Tool, ECT™, was completed. We plan to continue enhancing our EP software technology and expect these enhancements to increase the industry leading performance and functionality of our EP and EPX visual systems in 2005.

In 2004, we initiated a project to lower cost and increase performance of our EP-1000CT hardware platform. We expect this effort to reduce costs by 10% and increase output quality. Completion of this effort is expected in 2005.

Also in 2004, we completed the design of the next generation simFUSION platform to use commercial off the shelf graphics cards in various combinations for improved performance. This platform will be the basis for the next generation EPX-500 PC image generator technology to be introduced in mid-2005.

Another significant focus for our R&D in 2004 was the development of our laser projector, the ESLP. In 2004, we completed the second generation prototype laser projector and began work on planetarium and wide display applications. We expect to begin delivery of the ESLP to planetariums in 2005. We expect to complete the R&D efforts for wide display applications for the commercial simulation market in 2006.

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

Our cathode ray tube (“CRT”) based projectors; the ESCP and TargetView, previously built by us are now only available from a single source supplier, Video Display Corporation (“VDC”), as a result of VDC’s 2004 acquisition of the assets related to the development and manufacture of these projectors from us.

International Sales

International sales are calculated based on the location of the purchasing customer and were $40,399 in 2004, $45,196 in 2003 and $48,358 in 2002. International sales accounted for 58%, 53% and 39% of total sales in 2004, 2003 and 2002, respectively. We believe that any inherent risk that may exist in our foreign operations is not material. For additional information on international sales and long-lived assets, see Note 19 of Notes to Consolidated Financials Statements included in Part II of this annual report on Form 10-K.

Employees

As of December 31, 2004, Evans & Sutherland and its subsidiaries employed a total of 340 persons compared to 366 employees as of December 31, 2003. We believe our relations with our employees are good. None of our employees are subject to collective bargaining agreements.

Environmental Standards

We believe our facilities and operations are within standards fully acceptable to the Environmental Protection Agency and that all facilities and procedures are operated in accordance with environmental rules and regulations, and international, federal, state and local laws.

Strategic Relationships

In the normal course of business we develop and maintain various types of relationships with key customers and technology partners. In 2004, we entered into a limited number of teaming agreements and product development agreements. The teaming agreements are with industry partners and are intended to improve our position for the pursuit of key program opportunities. The product development agreements enhance our products by the cooperative development of new features and capabilities necessary to maintain our industry leading position. This philosophy will continue in 2005.

Acquisitions and Dispositions

In June 2004, we sold an office building that we determined was no longer needed for our operations for $8,288 in net proceeds. As part of the sale, we entered into a three-year rental guarantee with the buyer, obligating us to make certain monthly payments through June 2007 based on space available for lease in the building we sold. The rental guarantee may decrease as available space is leased by the buyer, based on terms of the rental guarantee. As of December 31, 2004, 100% of the rentable space was available. Further information concerning the sale of this building and the related rental guarantee is provided in Note 22 of the Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Position and Results of Operations included in Part II of this annual report on Form 10-K.

In October 2004, we sold our CRT based projector display system product line, the ESCP and TargetView, to VDC for $5,250. As a result, VDC has acquired the assets related to the development and manufacture of these projectors. We completed this disposition to focus our efforts and resources on the development and sale of visual displays based on our laser projector technology. We will continue to offer and support the CRT based visual displays with VDC as our supplier.

Business Subject to Government Contract Renegotiation

A significant portion of the visual simulation business is dependent on contracts and subcontracts associated with government business. The U.S. government and other governments may terminate any of our government contracts and, in general, subcontracts, at their convenience as well as for default based on lack of performance. If any of our government contracts were terminated for convenience, we generally would be able to recover our costs, receive allowable termination or cancellation costs, and receive a negotiated profit for work performed. Depending on the contract, if such an event were to occur, it could materially affect our sales, profits, and cash flow. Historically, our experience indicates that termination for convenience is a rare occurrence. In 2004, we had no contracts or subcontracts terminated.

U.S. government contracts also are conditioned upon the continuing availability of congressional appropriations. Long-term government contracts and related orders are subject to cancellation or restructuring if appropriations for subsequent performance periods become unavailable or are reduced from planned levels. As of December 31, 2004 all contracts subject to this continuing appropriation of funds were fully funded for their option year.

Recent Development

Since 2001, both our military and commercial markets have consistently decreased in size primarily as a result of diversion of military funds to other needs and reductions in commercial airline purchases of new aircraft. While we expect orders in these markets to increase in 2005 and 2006, we do not expect these market increases to be themselves sufficient to return the Company to profitability in 2005. In order to improve our profitability and cash flow based on our projections for 2005, we initiated a restructuring plan in March 2005 to reduce costs from cost of sales and operating expenses and to improve our cash flow from operations. The largest cost driver of our business is our labor and labor-related costs. As a result, we reduced our aggregate labor force by approximately 60 full-time equivalent employees, at an expected cost of $1,625 in severance benefits to be paid out over the next two years. We expect this action to reduce our labor and labor-related costs by approximately $5,140 per year. This plan has been fully executed as of the filing of this annual report on Form 10-K. Due to the timing of the restructuring, we expect to reduce our costs approximately $3,860 in 2005. Our labor reductions were executed primarily in program management, program engineering and R&D engineering.

Forward-Looking Statements and Associated Risks

This annual report, including all documents incorporated herein by reference, includes certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, including, among others, those statements preceded by, followed by or including the words “estimates,” “believes,” “expects,” “anticipates,” “plans,” “projects” and similar expressions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II of this annual report for a list of some of the forward-looking statements included in this Form 10-K and factors that may affect these forward-looking statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the executive officers of E&S as of February 25, 2005.

Name	Age	Position
James R. Oyler	58	President and Chief Executive Officer
Kevin A. Paprzycki	34	Chief Financial Officer and Corporate Secretary
Bob Morishita	54	Vice President Human Resources

James R. Oyler was appointed President and Chief Executive Officer of E&S and a member of the Board of Directors in November 1994. Earlier, Mr. Oyler served as a Senior Vice President for Harris Corporation. He has 10 years of service with E&S.

Kevin A. Paprzycki was appointed Chief Financial Officer and Corporate Secretary of E&S in August 2004. Mr. Paprzycki joined E&S in 1999 as Director of Finance, Manufacturing Controller and later served as Director of Financial Planning & Analysis. Mr. Paprzycki is a Certified Public Accountant, Certified Management Accountant, and Certified Financial Manager. He has five years of service with E&S.

Bob Morishita is Vice President of Human Resources. He joined Evans & Sutherland as Compensation Manager in 1982 and was appointed Human Resources Director in 1997 and Human Resources Vice President in 2000. He has 23 years of service with E&S.

ITEM 2.              PROPERTIES

Our principal executive, engineering, manufacturing and operations facilities are located in the University of Utah Research Park in Salt Lake City, Utah, where we own four buildings totaling approximately 260,000 square feet. We currently occupy all four buildings with current plans to sell one of these buildings once we have moved out. The buildings are located on land leased from the University of Utah with an initial term of 40 years or longer.

We hold leases, including our subsidiaries, on several sales, operations, service and production facilities located throughout the United States, Europe, and Asia. None of these are material to our manufacturing, engineering or operating facilities. We believe that these properties are suitable for our immediate needs and we do not currently plan to expand our facilities or relocate.

ITEM 3.                LEGAL PROCEEDINGS

In the normal course of business, we may have various legal claims and other contingent matters. Although the final outcome of such matters cannot be predicted, we believe the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Stock Market under the symbol “ESCC.” On February 25, 2005, there were 604 holders of record of our common stock. Because brokers and other institutions hold many of our shares on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

We have never paid a cash dividend on our common stock, as previous retained earnings were used for the operation and expansion of our business. Currently we have an accumulated deficit. For the foreseeable future, we intend to follow our policy of retaining any future earnings to finance the development and growth of our business.

Additional information required by this item is incorporated by reference to the table captioned Quarterly Financial Data (Unaudited) in Item 6 and the table captioned Securities Authorized for Issuance Under Equity Compensation Plans in Item 12 of Part II of this annual report on Form 10-K.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data for the most recent five fiscal years ended December 31 are derived from our consolidated financial statements. The selected financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Also see Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Sales	$69,159	$84,776	$122,578	$145,263	$166,980
Cost of sales	44,119	53,252	78,052	115,823	137,532
Inventory impairment	—	14,566	1,392	—	—
Gross profit	25,040	16,958	43,134	29,440	29,448
Expenses:
Selling, general and administrative	23,786	27,039	27,131	31,374	34,406
Research and development	16,621	21,730	25,970	32,828	44,264
Restructuring charges (recoveries)	(491)	3,416	4,492	2,843	(761)
Impairment loss	—	1,151	311	220	—
Operating expenses	39,916	53,336	57,904	67,265	77,909
Gain on sale of assets held for sale	3,488	1,406	1,212	9,000	—
Gain on sale of assets	3,817	—	253	—	—
Gain on sale of business unit	—	—	—	774	1,918
Gain on curtailment of pension plan	—	—	3,575	—	—
Operating loss	(7,571)	(34,972)	(9,730)	(28,051)	(46,543)
Other income (expense), net	(1,184)	(1,987)	(2,454)	(2,578)	(4,004)
Loss before income taxes	(8,755)	(36,959)	(12,184)	(30,629)	(50,547)
Income tax expense (benefit)	112	(971)	(463)	(3,172)	19,023
Net loss	(8,867)	(35,988)	(11,721)	(27,457)	(69,570)
Accretion of redeemable preferred stock	—	—	—	—	228
Net loss applicable to common stock	$(8,867)	$(35,988)	$(11,721)	$(27,457)	$(69,798)
Net loss per common share:
Basic and diluted	$(0.84)	$(3.44)	$(1.12)	$(2.70)	$(7.45)
Average weighted number of common shares outstanding:
Basic and diluted	10,498	10,471	10,422	10,169	9,372
At End of Year:
Total assets	$73,771	$93,382	$127,576	$177,353	$216,078
Long-term debt, less current portion	18,015	18,015	20,685	18,086	25,563
Redeemable preferred stock	—	—	—	—	24,000
Stockholders’ equity	3,763	15,566	53,363	64,659	67,634

Quarterly Financial Data (Unaudited)

(In thousands, except per share information)

	Quarter Ended
	April 2	July 2	Oct. 1	Dec. 31(3)
2004
Sales	$17,790	$16,816	$15,882	$18,671
Gross profit	6,882	5,861	5,201	7,096
Net income (loss) before income taxes	(3,002)	(2,240)	(4,856)	1,343
Net income (loss) applicable to common stock	(3,040)	(2,298)	(4,894)	1,365
Basic and diluted income (loss) per share(1)	(0.29)	(0.22)	(0.47)	0.13
Common stock price range(2)
High	6.25	5.49	5.49	7.74
Low	4.08	4.25	4.00	5.00

	Quarter Ended
	March 28	June 27	Sep. 26	Dec. 31(4)
2003
Sales	$22,578	$16,010	$20,765	$25,423
Gross profit	(6,986)	6,086	7,393	10,465
Net income (loss) before income taxes	(24,543)	(5,005)	(8,228)	817
Net income (loss) applicable to common stock	(24,275)	(5,124)	(8,040)	1,451
Basic and diluted income (loss) per share(1)	(2.32)	(0.49)	(0.77)	0.14
Common stock price range(2)
High	6.90	6.42	6.74	6.20
Low	5.00	3.30	5.25	3.92

(1)          Net income (loss) per share is computed independently for each of the quarters presented and therefore may not sum to the total for the year.

(2)          This is the range of the high and low bids per share of our common stock for the fiscal quarters indicated as reported by the NASDAQ Stock Market. Quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily reflect actual transactions.

(3)          In the fourth quarter of 2004, we recorded a gain of $3,662 on the sale of our cathode ray tube (CRT) based projector display system product line, ESCP and TargetView. This transaction required that we transfer all assets related to the development and manufacture of these products. We continue support and sell these display systems.

(4)          In the fourth quarter of 2003, we reversed $498 in restructuring charges that were originally charged as a result of our restructuring in the third quarter of 2003. This charge was related to a liability for a license agreement for a certain software tool that we determined to be of no future value to us as a result of the restructuring. However, in the fourth quarter of 2003, we were able to negotiate out of the liability related to this software tool license.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and notes included herein under Item 8 of this annual report on Form 10-K. Information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements. See “Forward-Looking Statements” and “Factors That May Affect Future Results” for additional information concerning these items. All dollar amounts are in thousands unless otherwise indicated.

Executive Summary

We had several key accomplishments in 2004, the most significant being our improvement in new orders. The strong market performance of our EP, EPX, and Digistar 3 visual system technologies drove significant new orders and allowed us to increase our backlog during the year by 30%. With the increase in orders and backlog, we are now confident that 2004 was the low point in revenue, and that we will see revenue growth in 2005. We additionally made good progress in bringing our recently announced laser projector to market, and deliveries are expected to also contribute to revenue growth in both 2005 and beyond. Overall, we improved upon our 2003 net loss of $35,958 to finish 2004 with a net loss of $8,867. This was driven by the absence of impairments and our continued focus on reducing operating expenses. Our financial position also improved significantly in 2004 as we generated positive cash flow and completely repaid our short-term debt of $7,685. With our strong new products, higher backlog, and good customer acceptance of our visual systems, we believe that we will achieve growth and profitability in 2005.

Major Factors in Historical Performance

The three major factors affecting performance of the company in 2002, 2003 and 2004 were declines in the market following September 11, 2001, problems with several large military programs using an older technology called Harmony 1, and a migration to off-the-shelf PCs driven by military customers.

Following September 11, we received few orders from major North American airlines which were formerly large customers of our commercial simulation products. This market has not yet fully recovered, but has been partially offset by gains in other commercial markets. Additionally, military events following that time have also affected U.S. military markets, primarily because a number of large weapons programs have been either cancelled or delayed, causing reductions in the number of new military simulators needing visual systems.

With respect to the Harmony 1 product, during 1998 and 1999 we won six major military programs with total revenue of over $130 million. These “Big Six” programs” had a negative impact on our prior years’ financial results because we experienced difficulties completing the programs. The six programs fell behind schedule and required significantly more resources than expected. As a result, our gross margins were depressed in 2002 and 2001. We also incurred liquidated damages and late penalties on these programs. We had reserve balances of $562 in 2004, $1,734 in 2003 and $1,050 in 2002, to cover these potential costs. In 2003, we settled with one customer for approximately $1,200 in goods and services which were fully delivered in 2004. In addition, our actual incurred costs in 2003 and 2002 were $1,166 and $600, respectively.

At the end of 2002, costs and estimated earnings in excess of billings on uncompleted contracts relating to the Big Six programs was $8,000. Our collections in 2003 were $13,300. At the end of 2003, cost and estimated earnings in excess of billings on uncompleted contracts relating to the Big Six programs was

$2,100. Our collections in 2004 were $3,200. At the end of 2004, there were no costs and estimated earnings in excess of billings on uncompleted contracts relating to the Big Six programs. Related accounts receivable at the end of 2004 totaled $2,700 of which $2,000 was collected in February 2005.

We received acceptance on the remaining two Big Six programs during 2004 and our work is now very near completion. Deliverables scheduled for performance in 2004 on these programs have been fully performed and invoiced. A few minor deliverables scheduled in 2005 remain and their impact on our 2005 financial results is expected to be immaterial.

We have historically produced visual systems required by military customers with proprietary hardware. In the past few years, a few major military customers have been driving producers of visual systems to provide systems offering similar capabilities that are based on off-the-shelf PC hardware in order to reduce their acquisition and replacement costs. As a result, visual systems that were once sold for hundreds of thousands of dollars have been replaced by PC-based visual systems which are sold at much lower prices. We have been successful in this product transition; however, the volume of sales from off-the-shelf PC-based visual systems has not been sufficient to replace the revenue lost from these products’ lower prices. We expect this trend to continue.

Results of Operations

Our 2004 sales decreased by 18%, primarily as a result of the spending constraints by customers in our military market which have existed since 2001. However, strong new orders during the year drove a significant $19,548 increase in our backlog. This increase is expected to lead to growth in our 2005 sales and drive our return towards profitability. Our gross margins improved by 15% over 2003. This increase was primarily driven by the $14,566 inventory impairment we took in 2003

Continuing to focus on improving our cost structure, we reduced 2004 operating expenses by 25%. The major factor in this reduction was the execution of our 2003 restructuring plan. We also reduced costs through both headcount attrition and reductions in development expenditures as our laser projector technology nears production.

Lastly, we recognized gains of $7,305 on the sale of two assets in 2004. A building was sold for a gain of $3,488, and our cathode ray tube (“CRT”) based projector assets were sold for a gain of $3,817 as we shifted our focus towards our new laser projector technology.

More detailed explanations of our 2004 results are provided below.

Consolidated Sales

The following table summarizes our consolidated sales for fiscal year:

	2004	2003	2002
Sales	$69,159	$84,776	$122,578

Fiscal 2004 vs. 2003

The primary reason for the 18% decrease in 2004 sales was a continued reduction in sales to military customers, which decreased by $15,071 from 2003. In addition, service and support sales decreased by $2,510 as a result of the continued depression in sales to military customers. These decreases were offset by a $2,197 increase in sales to planetarium customers as a result of the success of our Digistar 3 visual system technology. Sales to commercial customers remained relatively consistent with 2003 levels.

Military markets continued to shrink as military funds have been diverted to other needs. We believe this market will begin to improve in 2005 as military training requirements increase and we expect improvement in 2005 orders and sales from these customers. A few large prime contractors that are both customers and competitors of ours have moved towards providing their own visual systems in an effort to protect their revenues and margins. We also believe that there has been an increase in military contracts awarded directly to incumbents and a corresponding reduction in contracts being placed for open bid. To compete against these trends, we strive to offer superior visual systems at competitive prices.

Airlines have reduced purchases of new aircraft, resulting in a decrease in the number of new simulators required for training. However, since many airlines are upgrading their current simulators, we have offset market trends as a result of the compatibility of our EP-1000CT product with our large installed visual system base. Our 2004 orders improved over 2003 levels and we expect this higher order volume to continue through 2005.

While our overall sales decreased in 2004, new orders received significantly increased during the year. As a result, backlog increased by 30% from $64,684 to $84,232. We believe this increase in backlog will result in higher revenues in 2005 and beyond.

Fiscal 2003 vs. 2002

Sales in 2003 declined 31% from $122,578 in 2002. This was primarily the result of a $35,096 reduction in sales from military customers due to military spending constraints from 2001 through 2003. We also had a $6,403 decrease in sales to commercial customers as a result of reductions in overall aircraft purchases and a $1,015 decrease in our service and support sales also resulting from military spending constraints. These decreases were offset by a $3,931 increase in sales to planetarium customers as a result of the successful introduction of our new Digistar 3 technology into our visual systems.

While sales decreased in 2003, backlog increased over 2002 from $59,672 to $64,684.

Gross Margin

The following table summarizes our gross margin and the percentage to total sales during for fiscal year:

	2004	2003	2002
Gross margin	$25,040	$16,958	$43,134
Gross margin percentage	36.2%	20.0%	35.2%

Fiscal 2004 vs. 2003

Our gross margin percentage improved to 36.2% in 2004, compared with 20.0% in 2003. Our 2003 gross margins were depressed as a result of a $14,566 inventory impairment loss. In 2004, gross margins from sales to our military customers decreased 7.5% due to a change in product mix. Significant deliveries were made in 2004 on large military contracts with a high proportion of subcontract pass-through sales resulting in lower gross margins. Gross margins from sales to our planetarium customers decreased 6.3% and our service and support gross margins decreased 6.1% in 2004. Both decreases were a result of unique, high-margin deliveries during 2003. We achieved a 1.7% gross margin increase in sales to commercial customers as a result of improved cost performance. Also offsetting these decreases was a 1.7% gross margin increase due to reductions in warranty expense as we improved product reliability.

Fiscal 2003 vs. 2002

Our gross margin percentage decreased to 20.0% in 2003, compared with 35.2% in 2002. This was primarily the result of a $14,566 of inventory impairment. Offsetting this impairment decrease was improvement in gross margins related to military customers as a result of progress made on the Big Six programs. Gross margin percentages on sales to commercial airline customers decreased by 13.9% in 2003 as a result of increased pricing pressure in the commercial simulation market and program cost overruns.

In addition, we experienced a 2.2% gross margin decrease as a result of increases in warranty and support costs due to two vendor part failures. These decreases were slightly offset by a 4.2% increase in our service & support gross margin percentages as a result of several high-margin spares shipments in 2003.

Operating Expenses

The following table summarizes our operating expenses during fiscal year:

	2004	2003	2002
Selling, general and administrative (“SG&A”)	$23,786	$27,039	$27,131
Research and development (“R&D”)	16,621	21,730	25,970
Restructuring charges (recoveries)	(491)	3,416	4,492
Impairment loss	—	1,151	311
Operating expenses	$39,916	$53,336	$57,904

SG&A Expenses

Fiscal 2004 vs. 2003

SG&A expenses decreased 12% during 2004. As anticipated, we achieved $2,534 in SG&A expense reductions from reduced headcount, $543 in reduced equipment costs and the remainder from various cost reductions. We expect further reductions in SG&A expenses in 2005 as we continue to streamline our selling efforts and reduce overall expenses (see Recent Development).

Fiscal 2003 vs. 2002

In 2003, SG&A expenses remained relatively consistent with 2002. In 2003, we achieved $1,539 in labor savings which were offset by a $654 increase in net rent expenses due to a loss of rental income, and a $1,130 increase in bad debt expense resulting from the absence of favorable expense reversals recorded in 2002.

R&D Expenses

Fiscal 2004 vs. 2003

R&D expenses decreased 24% during 2004. We achieved reductions during 2004 of $3,800 in labor and associated overheads, $709 in development expenses as our laser projector nears completion, and $600 in software and miscellaneous expenses. We expect further reductions in R&D expenses in 2005 as we move our laser projector into production (see Recent Development).

Fiscal 2003 vs. 2002

R&D expenses decreased 16% during 2003 as a result of $2,921 reduction in labor costs and $1,447 reduction in development expenditures for materials and software.

Restructuring Charges (Recoveries)

Fiscal 2004 vs. 2003

We did not record any restructuring charges in 2004. Due to declines in our two primary markets and the resulting decrease in our 2001 through 2004 sales, we implemented restructuring plans in 2003 and 2002 to reduce our labor costs and drive down both cost of sales and operating expenses, therefore reducing our net losses. These plans were also implemented to reduce our labor cash outflows and improve our cash flow from operations.

During 2003, we recorded restructuring charges of $3,416 related to reductions in force of approximately 120 full-time equivalent employees. Our labor reductions were executed throughout the Company, with headcount reductions occurring in direct program management and program engineering, R&D engineering, marketing efforts and G&A support. This restructuring resulted in a reduction of approximately $7,500 per year in our labor costs, which was partially achieved in 2003 and entirely in 2004, through reductions in cost of sales and operating expenses.

Fiscal 2003 vs. 2002

During 2002, we recorded restructuring charges of $4,492 related to a reduction in force of approximately 230 employees. This labor reduction was also executed throughout the Company, with headcount reductions occurring in direct program management and program engineering, R&D engineering, marketing efforts and G&A support. This restructuring resulted in a reduction of approximately $14,000 per year in our labor costs, which was partially achieved in 2002, and entirely in 2003, through reductions in cost of sales and operating expenses.

Impairment Loss

Fiscal 2004 vs. 2003

During 2004, we did not incur any impairment charges. In 2003, we recognized an impairment loss of $1,151 on certain fixed assets specifically used to build, test and demonstrate our Harmony 1 product.

Fiscal 2003 vs. 2002

During 2002, we recognized an impairment loss of $311 on software licenses that were no longer used.

Gains

The following table summarizes our gains during fiscal year:

	2004	2003	2002
Gain on sale of assets	$3,817	$—	$253
Gain on assets held for sale	3,488	1,406	1,212
Gain on curtailment of pension plan	—	—	3,575

In 2004, we recognized gains on the sale of two assets totaling $7,305. A building held for sale was sold resulting in a gain of $3,488. We sold our CRT based projector assets to VDC recognizing a gain of $3,817 as we shifted our focus to our new laser projector. In 2003, we also sold a building and recognized a gain of $1,406. We had no other sale of assets in 2003. During 2002, we recognized a gain on the amendment of our pension plan of $3,575. In order to match current market practices, the pension plan was amended to curtail accrual of future benefits. At the same time, the E&S 401(k) plan was amended to permit the Board of Directors to grant additional discretionary matching contributions based on profitability as well as other financial and operational considerations. Additionally, we recognized a gain on assets held for sale of $1,212 on the sale of a building during 2002.

Other Income and Expense

The following table summarizes our other income and expense during fiscal year:

	2004	2003	2002
Other income (expense), net	$(1,184)	$(1,987)	$(2,454)

We reduced our other expenses in 2004 by 40% due to the absence of a $500 loss recorded in 2003 for the write-off of an investment, a $192 reduction in interest expense due to reduced debt levels, and an increase in currency gains. The 2003 reduction of 19% was primarily a $575 reduction in interest expense due to reduced debt levels.

Income Taxes

The following table summarizes our income taxes during fiscal year:

	2004	2003	2002
Income tax expense (benefit)	$112	$(971)	$(463)

The income tax expense in 2004 was primarily attributable to foreign income taxes. The income tax benefit in 2003 was primarily due to the favorable resolution of certain worldwide income tax contingencies. The 2002 income tax benefit was the result of a change in the U.S. tax law, which allows us to use additional net operating losses to offset taxable income. Deferred tax assets arising from net operating loss carryforwards are fully reserved through a valuation allowance.

Recent Development

Since 2001, both our military and commercial markets have consistently decreased in size primarily as a result of diversion of military funds to other needs and reductions in commercial airline purchases of new aircraft. While we expect orders in these markets to increase in 2005 and 2006, we do not expect these market increases to be themselves sufficient to return the Company to profitability in 2005. In order to improve our profitability and cash flow based on our projections for 2005, we initiated a restructuring plan in March 2005 to reduce costs from cost of sales and operating expenses and to improve our cash flow from operations. The largest cost driver of our business is our labor and labor-related costs. As a result, we reduced our aggregate labor force by approximately 60 full-time equivalent employees at an expected cost of $1,625 in severance benefits to be paid out over the next two years. We expect this action to reduce our labor and labor-related costs by approximately $5,140 per year. This plan has been fully executed as of the filing of this annual report on Form 10-K. Due to the timing of the restructuring, we expect to reduce our costs approximately $3,860 in 2005. Our labor reductions were executed primarily in program management, program engineering and R&D engineering.

Liquidity and Capital Resources

Summary information concerning our financial position as of fiscal year-end:

	2004	2003
Cash and cash equivalents	$10,147	$9,714
Restricted cash	3,414	765
Line of credit agreements	—	(7,685)
Net short term cash (indebtedness)	13,561	2,794
Long-term debt	(18,015)	(18,015)
Net cash (indebtedness)	$(4,454)	$(15,221)
Stockholders’ equity	$3,763	$15,566

In 2004, we continued to improve our overall liquidity, paid off our lines of credit, reduced our reliance on short-term debt, and allowed our credit facilities to expire. We accomplished this by improving our cash flows from operations, selling an office building, and selling our CRT based projector assets. Our improved liquidity has assisted our ability to continue to issue letters of credit as required. In addition we believe our products are performing well and we expect to meet our delivery requirements. As a result, we do not foresee any liquidated damages or late delivery penalties in 2005.

Outlook

For 2005, we project operations will fund themselves as well as our investing activities because we expect our sales to increase as a result of our strong orders in 2004 and significant increase in backlog at year end and because of the restructuring we initiated in March 2005. See “Recent Development” for further information concerning this restructure. Circumstances that could materially affect liquidity in 2005 include, but are not limited to: (i) our ability to successfully deliver new technologies and products, (ii) our ability to meet 2005 forecasted sales levels, and (iii) our ability to continue to reduce costs and expenses.

For years beyond 2005, we believe cash from operations will be sufficient for our planned needs. We further believe our long-term investment in research and development and our current product strategy will allow our business to grow. We also expect to augment our cash position with the sale of an additional office building during 2005 or 2006. In addition, we may supplement our cash resources with additional credit facilities, if available with terms that are satisfactory to us.

Cash Flow

	Year ended December 31
	2004	2003	2002
Net cash provided by (used in):
Operating activities	$(484)	$(771)	$12,039
Investing activities	11,536	997	(656)
Financing activities	(10,619)	2,113	(12,725)
Increase (decrease) in cash and cash equivalents	$433	$2,339	$(1,342)

Cash and cash equivalents increased $433 to $10,147 during fiscal year 2004, primarily as a result of cash provided by investing activities. During 2004, we sold a building which was held for sale and our CRT based projector assets.

Operating Activities

Operating activities used $484 of cash during 2004. This primarily resulted from a net loss of $7,421 (adjusted for non-cash items of $1,446) offset by changes in working capital. Changes in working capital provided $6,847 of cash during 2004. Our accounts receivable decrease provided $6,870 mainly due to collections on several large contracts. Our inventory decrease provided $1,849 due to the sale of $1,090 of CRT based projector inventory in the sale to Video Display Corporation, and due to improved inventory management. Our net costs and estimated earnings in excess of billings on uncompleted contracts decrease provided $5,510, primarily due to the completion of the remaining two Big Six programs. Our accounts payable decrease used $1,991 as a result of our continued focus on reducing our outstanding trade payables and our improved liquidity. Our accrued expense decrease used $4,648. During 2004, we met the requirements of a settlement agreement we entered into at the end of 2003 with one of our customers concerning the delivery of Harmony 1 based visual systems. We had accrued $1,200 and our settlement costs were approximately $1,200. In addition we charged $1,007 against our warranty reserve, and our payments for severance benefits during 2004 related to prior years’ restructure plans was approximately $1,066.

Operating activities used $771 of cash during 2003. This primarily resulted from a net loss of $10,538 (adjusted for non-cash items of $25,450) offset by changes in working capital. Changes in working capital provided $9,660 of cash during 2003. Our net costs and estimated earnings in excess of billings on uncompleted contracts decrease provided $11,638 due to the completion and billing of all but two of the Big Six programs. Our accounts payables decrease used $1,225 as a result of improved liquidity in 2003 as well as due to a shrinkage of our business. Our accrued expense decrease used $3,320 of cash. This was the result of warranty claims of $1,952 and the result of compensation and benefits accruals decreasing $1,816. Compensation and benefits accruals decreased partially, due to reduced headcounts in 2003 and 2002 as a result of restructurings implemented during that time. Also, our accrued liquidated damages and late penalties increased due to reaching a $1,200 settlement with one of our Big Six program customers. In addition, we had a net decrease of $414 in restructure charges, with approximately $3,830 in severance benefits paid.

Operating activities provided $12,039 of cash during 2002. This primarily resulted from a net loss of 4,033 (adjusted for non-cash items of $7,688) offset by changes in working capital. Changes in working capital provided $15,858 of cash during 2002. Our accounts receivable decrease provided $8,769 due primarily to collections on the Big Six programs and improved collections overall. Our decrease in inventories provided $3,898 due to a decrease in raw material requirements and a reduction in program related work-in-process. The decrease in raw material requirements and program related work-in-process were related to lower sales volume and improved inventory management during 2002. In addition, the decrease in work-in-process was also affected by progress made on the Big Six programs as these costs were converted to cost of sales. Our net costs and estimated earnings in excess of billings on uncompleted contracts provided $11,900 due to a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $25,678 and a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $13,779. The decrease in costs and estimated earnings in excess of billings was primarily a result of the successful near completion of the Big Six programs. The decrease in billings in excess of costs and estimated earnings on uncompleted contracts decreased $9,600 primarily due to deliveries made to customers in 2002 related to orders received in 2001. Our accrued expense decrease used $4,553 of cash. This was the result of warranty claims of $1,615 and the result of compensation and benefits accruals at year-end decreasing $3,140 partially due to reduced headcounts in 2002 and 2001 as a result of restructures during that time. This was offset by a net increase of $1,042 in restructure charges, with approximately $3,450 in severance benefits paid. Our accounts payables decreased $1,832 due an improvement in liquidity during 2002.

Investing Activities

Investing activities provided $11,536 of cash during 2004. This primarily resulted from the sale of assets. We sold one of our office buildings that was no longer in use for $8,288 in cash. We sold our CRT based projector assets, the ESCP and TargetView, for $5,250 in cash as a result of deciding to focus our efforts on the development of our new laser based projector. We sold an investment for $633 in cash. This was offset by the use of $1,827 of cash for the purchase of property, plant and equipment and the use of $871 of cash for a deposit. The deposit was required in relation to the sale of our office building and the rental guarantee we entered into with the buyer.

Investing activities provided $997 of cash during 2003. This primarily resulted from the sale of one of our office buildings that was no longer in use for $4,760 in cash. This was offset by the use of $3,767 of cash for the purchase of investments in property, plant and equipment.

Investing activities used $656 of cash during 2002. This was primarily the result of our investment in property, plant, and equipment of $3,394. This was offset by the cash provided by the sale of one of our office buildings that was no longer in use for $2,917.

Financing Activities

Financing activities used $10,619 of cash during 2004. This was primarily due to the paying off of our lines of credit during 2004 and due to an increase in restricted cash requirements in 2004. We are required under our credit agreements with our banks to collateralize any letter of credit we issue with cash equal to 100% of the value of the outstanding value of the letter of credit.

Financing activities provided $2,113 of cash during 2003. This was primarily a result of a restricted cash requirement under our line of credit agreements.

Financing activities used $12,725 of cash during 2002 primarily as a result of paying down our line of credit borrowings.

Credit Ratings

Our credit ratings were lowered by Moody’s Investor Services (“Moody’s”) during 2003. Our 6% Convertible Subordinate Debentures due 2012 credit rating was downgraded from B2 to Caa2. Our Long-Term Senior Implied Rating was downgraded from Ba to B3. These credit rating downgrades may affect our future ability to renew our credit facilities, negotiate new credit facilities, and issue debt and equity securities.

With respect to Moody’s, issuers with a Ba rating are judged to have speculative elements and are subject to substantial credit risk. Issuers with a B rating are judged to have speculative elements and are subject to high credit risk. Issuers with Caa ratings are subject to very high credit risk. The “1,2,3” modifiers show relative standing within the major categories, 1 being the highest, or best, modifier in terms of credit quality.

Moody’s Long-Term Senior Implied Ratings are generally employed for speculative grade corporate issuers. The Long-Term Senior Implied Rating is Moody’s opinion of a corporate family’s ability to honor its financial obligations and is assigned to a corporate family as if it had a single class of debt and a single consolidated legal entity structure.

Credit Facilities

Our credit facilities expired in December 2004 and we are currently in negotiations to obtain new line of credit facilities. However, there can be no assurances that we will be successful in negotiating lines of credit on terms that will be acceptable to us. While we currently do not believe we will require access to a line of credit facility in the next 12 months, our needs may change in the future.

During 2004, we had two secured line of credit facilities, one of which provided for borrowings and the issuance of letters of credit up to $25,000 and the other provided for borrowings up to $2,500. We were in compliance with all financial covenants and ratios required by these facilities in 2004.

The ability to issue letters of credit and bank guarantees has become more important to our business as sales in countries other than in North America and Western Europe have increased. Letters of credit and bank guarantees in many countries are required as part of any final contract. Letters of credit and bank guarantees are issued to ensure our performance to third parties.

We currently have one finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution. The arrangement provides a first priority security interest in the specific cash account. Certain of the terms of the arrangement prohibit us from creating, incurring, assuming or permitting to exist any indebtedness or liabilities resulting from borrowings, loans or advances; merging into, consolidating with any other entity, or making any substantial change in the nature of our business; or making new loans or advances to or investments in any other entity without prior written consent from the financial institution.

As of December 31, 2004, our outstanding letters of credit totaled $3,144. Letters of credit that expire in 2005 total $2,736 and those that expire in 2006-2007 total $408.

6% Convertible Subordinated Debentures due 2012

As of December 31, 2004, we had approximately $18,015 of 6% Convertible Subordinated Debentures (the “6% Debentures”) outstanding that are due in 2012. The 6% Debentures are unsecured and are convertible at each bondholder’s option into shares of our common stock at a conversion price of $42.10 per share for an aggregate of 428,000 shares of our common stock if all outstanding 6% Debentures are converted, subject to adjustment. The 6% Debentures are redeemable at our option, in whole or in part, at par.

Rental Guarantee

During 2004, we entered into a three year building rental guarantee with the buyer of a building that was available for sale. Under terms of the rental guarantee, our maximum obligation will be reduced as the buyer leases out space in this building. As of December 31, 2004, we had accrued $1,755 for this obligation and 100% of the leasable space in this building was available.

Other

In 2005, we expect capital expenditures to be similar to 2004, or approximately $2,000 to $3,000. There were no material capital expenditure commitments at the end of 2004, nor do we anticipate any over the next several years.

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock. As of February 25, 2005, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors. No shares were repurchased during 2004, 2003, or 2002. Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

We also maintain trade credit arrangements with certain of our suppliers. The unavailability of a significant portion of, or the loss of, these trade credit arrangements from suppliers would have a material adverse effect on our financial condition and operations.

In the event we were unable to make timely deliveries of products pursuant to the terms of various agreements with third parties or certain of our contracts were adversely impacted for failure to meet delivery requirements, we may be unable to meet our anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term and long-term basis.

We believe our existing cash, restricted cash, letter of credit availability under our current arrangement, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations. At December 31, 2004, our total indebtedness was $18,015 consisting of long-term debt. Both of our credit facilities expired in December 2004, and we are currently in renegotiations to extend one of these credit facilities. However, there can be no assurance that we will be successful in renegotiating this credit facility. Our cash and restricted cash, subject to various restrictions set forth in this annual report on Form 10-K, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise

Effects of Inflation

The effects of inflation were not considered material during fiscal years 2004, 2003, and 2002, and are not expected to be material for fiscal year 2005.

Off-Balance Sheet Arrangements

As part of our ongoing business, we normally do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE’s”), which can be established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

In 2000, we formed a joint venture with Quadrant Group plc (“Quadrant”) known as Quest Flight Training Limited. (“Quest”). Quest provides certain equipment, software, training, and other goods and services to the United Kingdom Ministry of Defence (“U.K. MOD”) and other related governmental entities with regard to an upgrade of the U.K. MOD E-3D Facility and E-3D Sentry Aircrew Training Services. We have a 50% interest in Quest which is accounted for as an investment under the equity method and therefore is not consolidated in our financial statements. The financial position and operating results of Quest are immaterial to our financial results.

In connection with the services of Quest to the U.K. MOD, during fiscal year 2000 we entered into guarantees of various obligations of Quest. As of December 31, 2004, we had four guarantees outstanding related to Quest. Pursuant to the first guarantee, we have guaranteed, jointly and severally with Quadrant, the performance of Quest in relation to its contract with the U.K. MOD. If Quest fails to meet its obligations under the contract then we (and Quadrant) are required to perform under the terms of the contract. Due to the length of the contract and the uncertainty of performance for which we would be liable if Quest fails to perform, we cannot estimate the maximum amount of possible future payments. This guarantee is in place until 2030. Pursuant to the second guarantee, we have guaranteed, jointly and severally with Quadrant, up to a maximum amount of £1,000 (approximately $1,903), the performance of Quest where not subcontracted, and the performance of Quest where subcontracted but where the subcontractor is not liable to meet its obligation due to any limitation of liability in the sub-contract agreement. This guarantee is in place until 2020. Pursuant to the third guarantee, we have pledged our equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. The loan agreement terminates in 2020. The pledge of our equity shares in Quest will expire at such time as Quest’s obligations under the loan agreement are satisfied or the date on which the loan agreement is otherwise terminated. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of December 31, 2004, the outstanding loan balance was £4,889 (approximately $9,304). Quadrant has made identical guarantees for this obligation of Quest. Pursuant to the fourth guarantee, we have guaranteed payment, up to a maximum of £125 (approximately $238), in the event that Quest has a default event, as defined by its loan agreement. This guarantee is in place until 2020. Quadrant has made identical guarantees for this obligation of Quest. As of December 31, 2004, no amounts have been accrued for any estimated losses under these guarantees because we believe that Quest will meet all of its performance and financial obligations in relation to its contract with the U.K. MOD. However, if we are required to perform under any or all of the four guarantees, it could have a material adverse impact on our operating results and liquidity.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2004 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt, including current portion(1)	$26,122	$1,081	$2,162	$2,162	$20,717
Operating lease obligations(2)	11,878	1,660	2,215	738	7,265
Purchase obligations(3)	5,265	3,823	1,442	—	—
Pension and post retirement plan obligations(4)	475	475	—	—	—
Total(5)	$43,740	$7,039	$5,819	$2,900	$27,982

(1)          Amounts represent the expected cash payments on our long-term debt, including interest payments, and do not include any fair value adjustments or bond premiums or discounts.

(2)          The majority of the operating lease obligations are land leases for periods up to 40 years on the land underlying our buildings.

(3)          Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on E&S and that specify all significant terms, including: fixed or minimum quantities to be purchased and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Our maximum rental guarantee payments are included in purchase obligations.

(4)          Our policy is to make contributions to pension and post-retirement plans only if required to by statutory funding requirements.

(5)          Not included in the table above are our guarantees related to Quest. See “Off Balance Sheet Arrangements” for further information on these guarantees.

Restatement of 2003 Quarterly Financial Statements

In this annual report on Form 10-K and our prior year annual report on Form 10-K, the financial data for the first three quarters of 2003 reflects the restatement of amounts for the correction of certain accounting errors previously reported for the first three fiscal quarters of 2003. All information presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in both the current and prior year annual reports reflects the restatement.

Restatement of Financial Information

The aggregate effect of the restatement increased previously reported net loss for the quarters ended March 28, 2003, June 27, 2003 and September 26, 2003 by $1,243, $2,552 and $1,883, respectively. The aggregate effect of the restatement increased previously reported basic and diluted loss per share for the quarters ended March 28, 2003, June 27, 2003 and September 26, 2003, by $0.12, $0.24 and $0.18, respectively.

Discussion of Accounting Principles

During our 2003 year-end close process and review of the financial statements of our wholly-owned subsidiary, Evans & Sutherland Computer Limited (“E&S Ltd.”), we identified errors in E&S Ltd.’s 2003 quarterly financial statements due to the misapplication of the percentage-of-completion methodology as prescribed in American Institute of Public Accountant’s Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” (“SOP 81-1”), percentage-of-completion method Alternative B as described in paragraphs 80 and 81 for recognition of revenue on our long-term projects. The following definitions, discussions, and calculations show the accounting treatments involved.

i)                  Earned revenue is the amount of gross profit earned on a contract for a period plus the costs incurred on the contract during the period.

ii)              Cost of earned revenue is our actual cost incurred during the period, including materials, labor, subcontractors, and other costs.

iii)          Gross profit earned on a contract is computed by multiplying the total estimated gross profit on the contract by the percentage of completion utilizing the cost-to-cost method. The excess of that amount over the amount of gross profit reported in prior periods is the earned gross profit recognized in the income statement for the current period.

Specifically, our percentage of completion, gross profit earned, and earned revenue are calculated with the following formulas:

a) Total Cost of Earned Revenue to Date	=	c) Percentage of Completion to Date
b) Total Estimated Cost at Completion
d) Total Estimated Earned Revenue at Completion	-	b) Total Estimated Costs at Completion	= e) Total Estimated Gross Profit at Completion
c) Percentage of Completion to Date	×	e) Total Estimated Gross Profit at Completion	= f) Gross Profit Earned to Date
a) Total Cost of Earned Revenue to Date	+	f) Gross Profit Earned to Date	= g) Earned Revenue to Date

Discussion of Accounting Errors

The accounting errors identified in 2003 by management requiring adjustment in previously issued financial statements as a result of the misapplication of the percentage-of-completion methodology as prescribed in SOP 81-1 percentage-of-completion method Alternative B are described below.

i)                  Early Recognition of Costs.   During the first three quarters of 2003, costs were erroneously recorded to certain long-term projects before the underlying costs were actually incurred causing our Cost of Earned Revenue to Date to be overstated. These errors caused our a) Total Costs of Earned Revenue to Date numerator to be overstated, therefore overstating our c) Percentage of Completion to Date . This overstatement of the c) Percentage of Completion to Date then drove overstatements in both our f) Gross Profit Earned to Date and g) Earned Revenue to Date for these projects. These overstatements of sales, costs of sales, and gross profit occurred during 2003 and were included in the Company’s previously issued 10-Q filings for the first three quarters of 2003.

ii)              Understatement of Total Estimated Costs at Completion.   During the first three quarters of 2003, b) Total Estimated Costs at Completion were underestimated therefore overstating our c) Percentage of Completion to Date. This overstated c) Percentage of Completion to Date then drove overstatements in both our f) Gross Profit Earned to Date and g) Earned Revenue to Date for these projects. In these circumstances, our a) Total Cost of Earned Revenue to Date on these projects was accurately measured. These overstatements in sales and gross profit were included in the Company’s previously issued Form 10-Q filings for the first three quarters of 2003.

iii)          Recognition of Revenue and Gross Profit Earned in Excess of Total Contract Amounts.   During the first three quarters of 2003, costs were recorded to certain long-term projects and not included in each of these project’s b) Total Estimated Costs at Completion. As a result, a) Total Costs of Revenue Earned to Date numerator exceeded the b) Total Estimated Cost at Completion denominator, deriving the c) Percentage of Completion to Date in excess of 100%. The application of this incorrect c) Percentage of Completion to Date resulted in the recognition of f) Gross Profit Earned to Date in excess of the e) Estimated Gross Profit at Completion and the recognition of g) Earned Revenue to Date in excess of Total Estimated Contract Value at Completion. In these circumstances, our a) Total Cost of Earned Revenue to Date on these projects was accurately measured. These overstatements of sales and gross margin were included in the Company’s previously issued Form 10-Q filings for the first three quarters of 2003.

Background on the Restatement

Our U.S. finance group discovered these errors as part of the 2003 year-end close process and application of our normal year-end internal control processes. In consultation with our audit committee, we then performed an in-depth review and analysis of E&S Ltd.’s percentage-of-completion calculations, its financial results and processes to determine how these errors occurred and which periods they affected.

To ensure that 2002 financial results were not distorted by similar errors, we performed a thorough review of all of our long-term contracts with E&S Ltd. for which revenue was recognized. We confirmed contract values, verified costs incurred, reviewed estimates of total costs, and recalculated percentage-of-completion ratios for each contract. Further, we confirmed that the operating results of E&S Ltd. during 2002 were subject to the normal close process and related controls of the U.S. finance group both on an interim and year-end basis (the same procedures applied during the 2003 year-end close which identified the errors). Based on these procedures, we concluded that during the 2002 interim and annual periods, all of our long-term contracts complied with the percentage-of-completion method of accounting prescribed by SOP 81-1 and sales, cost of sales, and gross profits were correctly stated.

As a result of the procedures performed for both 2003 and 2002, we identified two key factors underlying the errors in 2003 at E&S Ltd.:

i)                  The incorrect application of the percentage-of-completion method of accounting as outlined in SOP 81-1; and

ii)              The inconsistent operation of internal controls to provide timely identification and correction of this error.

We believe both factors were caused by changes in key accounting personnel and financial reporting relationships at E&S Ltd. during the first three quarters of 2003:

i)                  At the beginning of 2003, financial reporting responsibilities were revised such that the E&S Ltd. Finance Director no longer reported directly to the US finance group and ultimately to our Chief Financial Officer, but rather reported primarily to the E&S Ltd. General Manager. This revision in reporting responsibilities, in part, resulted in the financial reporting process on long-term contracts not being subject to the timely performance of the US finance group’s internal control processes on an interim basis.

ii)              In July 2003, a new CFO was appointed in the United States. As he started in his new position, the CFO concentrated initially on the United States operations, policies and procedures and deferred a similar analysis of E&S Ltd.’s operations to a later date.

These personnel-related items have been addressed as the E&S Ltd. Finance Director again reports directly to the CFO in the United States. Additionally, we performed an evaluation of the E&S Ltd. internal controls and procedures related to the restatement. Actions taken in response to our evaluation are more thoroughly described in Item 9A of Part III of this annual report on Form 10-K.

Application of Critical Accounting Estimates

The applications of accounting estimates discussed below are considered by management to be critical to an understanding of our financial statements. Their application places significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting estimates are described in the following paragraphs. A summary of significant accounting policies can be found in Note 2 to the Consolidated Financial Statements in this annual report on Form 10-K. For all of these policies, management cautions that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Revenue Recognition

Revenue from long-term contracts requiring significant production, modification and customization is recorded using the percentage-of-completion method. This method uses the ratio of costs incurred to management’s estimate of total anticipated costs. Our estimates of total costs include assumptions, such as man-hours to complete, estimated materials cost, and estimates of other direct and indirect costs. Actual results may vary significantly from our estimates. If the actual costs are higher than management’s anticipated total costs, then an adjustment is required to reduce the previously recognized revenue as the ratio of costs incurred to management’s estimate was overstated. If actual costs are lower than management’s anticipated total costs, then an adjustment is required to increase the previously recognized revenue as the ratio of costs incurred to management’s estimate is understated. Adjustments for revisions of previous estimates are made in the period they become known.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Billings on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings. As a result, these differences are recorded as an asset or liability on the balance sheet. Since revenue recognized on these long-term contracts includes management’s estimates of total anticipated costs, the amounts in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts also include these estimates.

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

Contract Damages and Penalties

Accrued liabilities include amounts for liquidated damages and late delivery penalties. While current contracts could include additional liquidated damages and late delivery penalties, we have included all amounts we believe we are liable for as of December 31, 2004. These liquidated damages are based primarily on estimates of project completion dates. To the extent completion dates are not consistent with our estimates, these damage and penalty accruals may require additional adjustments.

Allowance for Doubtful Accounts

We specifically analyze accounts receivables and consider historical experience, customer creditworthiness, facts and circumstances specific to outstanding balances, current economic trends, and payment term changes when evaluating adequacy of the allowance for doubtful accounts. Changes in these factors could result in material adjustments to the expense recognized for bad debts.

Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our actual income taxes in each of the jurisdictions in which we operate. This involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items, such as accrued liabilities, for tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess the likelihood that our deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include a corresponding adjustment within the income tax provision in the statement of operations. Significant judgment by management is required to determine our provision for income taxes, our deferred income tax assets and liabilities and any valuation allowance recorded against our net deferred income tax assets.

Impairment of Long- Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the book value of an asset may not be fully recoverable. When this occurs, we review the value assigned to long-lived assets by analyzing the anticipated, undiscounted cash flows they generate. When the expected future undiscounted cash flows from these assets do not exceed their carrying balances, we determine the estimated fair value of such assets. The amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their estimated fair value. Assets held for sale are reported at the lower of their carrying amount or fair value less costs to sell.

Restructuring Charges

Restructuring charges that occurred prior to January 1, 2003 were recorded under EITF issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” As a result, restructuring charges, other than amounts for severance and benefits, can be recorded when a detailed restructuring plan to exit specific activities has been approved by management prior to the financial reporting date and the Company has the ability to reasonably estimate costs. Estimated amounts for severance and benefits are accrued once the potentially affected employees have been notified of the termination and severance benefits have been communicated. The communication must include, at a minimum, the number of impacted employees, the job functions and the locations that are affected. If actual costs differ from the estimated costs, adjustments to the restructuring charges are required.

Restructuring charges that occurred after December 31, 2002 were recorded under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As a result, a liability for the estimated costs associated with an exit or disposal activity is recognized when the liability is incurred. Thus estimated amounts for severance and benefits are accrued once the affected employees have been notified of the termination; for contract terminations costs are accrued once the contract is terminated or the Company ceases receiving any benefit from the contract; and for leased property costs are accrued once the Company has exited the facility and is no longer receiving any benefit from the lease. If actual costs differ from the estimated costs, adjustments to the restructuring charges are required.

Depreciation and Amortization of Fixed Assets and Intangibles

Purchases of property and equipment are recorded at cost and major improvements are capitalized. Depreciation is included in cost of goods sold, research and development or selling, general and administrative expenses depending on the nature of the asset. Depreciation is expensed based on the straight-line method over the following estimated useful lives of the property:

Manufacturing machinery and equipment	3 - 8 years
Office furniture and equipment	8 years
Buildings and improvements	40 years

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 151, “Inventory Costs—an amendment to ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and earlier application is permitted. We do not expect the adoption of this statement to have a material impact on our financial statements.

In December 2004, FASB issued Financial Accounting Standard No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and earlier application is permitted. We do not expect the adoption of this statement to have a material impact on our financial statements.

In December 2004, FASB issued Financial Accounting Standard No. 123R (“SFAS 123R”), “Share-Based Payment.”  SFAS 123R is a revision of SFAS 123.  SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Primarily, SFAS 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

SFAS 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  Therefore, if an employee does not ultimately render the requisite service, the costs recognized related to unvested options will be reversed.

SFAS 123R is effective for us as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  Under these guidelines we will adopt SFAS 123R as of the beginning of the third quarter of 2005.  We do not expect the adoption of SFAS 123R to have a material impact on our financial position or cash flows; however it will have a material impact on our results of operations as we are required to recognize stock-based compensation to our employees as compensation expense over their service period.

Forward-Looking Statements

The foregoing contains “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and section 21E of the Exchange Act of 1934, as amended, including among others, those statements preceded by, followed by or including the words estimates, “believes”, “expects”, “plans”, “projects”, and similar expressions.

These forward looking statements include, but are not limited to, the following statements:

•       Our belief that our range of visual systems and services at various price and performance levels, our research and development investments, and our ability to design and manufacture value-added visual systems will enable us to compete effectively.

•       Our belief that 2004 was the low point in our revenues.

•       Our belief that revenue will grow in 2005, that revenue growth is the start of a growth trend in revenue, and as a result of this and other actions we will return to profitability.

•       Our belief that the progress we have made towards bringing our laser projector (ESLP) to market will result in deliveries in 2005, that these deliveries in 2005 will contribute to revenue growth, and that as a result our R&D costs will decrease.

•       Our belief that the impact of the Big Six programs will be immaterial to our financial condition in 2005.

•       Our belief that the restructuring plan initiated in March 2005 will reduce our labor and labor-related costs approximately $3,860 in 2005 and approximately $5,140 per year thereafter.

•       Our belief and projections that the military markets will improve in 2005 resulting in increased orders and sales and that the commercial market will remain flat, but we will see higher order volume in 2005 than in 2004 from this market.

•       Our belief that our Digistar 3 Laser visual system has the potential to broaden the digital theater market and further increase our market share, resulting in growth in 2005.

•       Our belief that we can continue to reduce costs in our operating expenses.

•       Our belief that our products are performing well, that we will meet all our delivery requirements, and as a result we will incur no liquidated damages or late delivery penalties in 2005.

•       Our belief that for years beyond 2005 cash from operations will be sufficient for our planned needs, that our long-term investment in research and development and our current product strategy will allow our business to grow, and that we will augment our cash position with the sale of an additional office building, which we believe will occur during 2005 or 2006.

•       Our belief that capital expenditures during 2005 will be similar to capital expenditures incurred during 2004.

•       Our belief that our existing cash, restricted cash, borrowings available under our borrowing facilities, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations.

•       Our belief that we will make no contributions to our Pension Plan in fiscal year 2005, unless required by statutory funding requirements.

•       Our belief there is no consistent, inherent seasonal pattern to our business.

•       Our belief that any inherent risk that may exist in our foreign operations is not material.

•       Our belief that our properties are suitable for our immediate needs.

•       Our belief that the ultimate disposition of any legal claims asserted against us or other contingent matters will not have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

•       Our belief that we will perform under the conditions of our letters of credit and therefore incur no losses with respect to these letters of credit in 2005 or future years.

•       Our belief that Quest will meet all of its performance and financial obligations in relation to its contract with the U.K. MOD and we will therefore incur no losses as a result of our guarantees.

•       Our belief that the effects of inflation will not be material for fiscal year 2005.

•       Our belief that a limited number of customers will account for a substantial portion of our international sales in the foreseeable future.

•       Our belief that approximately 55% of our backlog will be converted to sales in 2005.

•       Our belief that we will complete development of certain products, that we will lower the manufacture cost by 10% and increase the performance of our EP-1000CT hardware platform in 2005, and that we will introduce the next generation EPX-500 PC image generator technology in mid 2005.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described in “Factors That May Affect Our Future Results” discussed below, important factors to consider in evaluating such forward-looking statements include risks of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, and product delays. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this annual report will, in fact, occur.

Factors That May Affect Our Future Results

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

Our Business Model Is Changing and May Not Produce Consistent Earnings

Our success depends on our ability to compete in an industry that is highly competitive, with rapid technological advances and products that require constant improvement in both price and performance. In most of our markets we are experiencing increased competition, and we expect this trend to continue.

When new systems are ordered, prices are usually below our comparable, last generation systems. Success in this environment requires a business model that emphasizes smaller systems and associated hardware revenue, with greater dependence on software, databases, and support services.

We have made significant progress in adapting to this new business model and introducing products emphasizing the new factors for success. However, there is no assurance that this model will succeed and ensure profitability in the future.

Competitors May Infringe E&S Intellectual Property

Throughout its history E&S has been awarded 79 patents, with 60 still active. Another 19 applications are pending. While we have not had any significant intellectual property infringement by competitors, we are entering production stage of a new product, the E&S Laser Projector. We have a number of patents either issued or pending on this technology, but it represents a new field for us and may attract competitors with a risk of infringement and costly legal processes to defend our intellectual property rights.

Migration to PC’s in the Commercial Simulation Market May Negatively Impact our Revenues

Currently, off-the-shelf PC technology is not used in visual systems for Level D certification in the commercial simulation market. However, advances in technology could make it possible to attain Level D certification with such systems. If this occurs, E&S would expect to deliver a range of products at different prices, with the risk of lower average prices and lower total revenue for the mix of commercial systems.

Prime Contractors May Continue Bring Workshare into Their Own Company and Decrease the Demand for E&S Products

Large prime contractors in the defense and aerospace industry have encountered the same competitive pressures described earlier for simulation and training revenue. To protect their own revenue and margins, most have responded by putting pressure on smaller suppliers, as well as bringing work in-house to protect established engineering organizations wherever possible.

This trend has, in effect, created new competitors for our traditional business. These in-house engineering groups attempt to do only the most profitable work, such as software and databases, and leave less profitable hardware development to others. Often the costs of these efforts are not visible to the end customer because they are part of a much larger contract.

If these trends continue and the end customers accept the results, they could reduce demand for the most profitable future portions of our revenue stream and business model, software and databases.

Delays in New Product Introductions Could Negatively Affect Financial Performance

During 2005, we intend to introduce several important new products, including the simFUSION 7000 and the E&S Laser Projector. Delays in introducing and delivering these products could reduce their planned revenue and profit contribution.

Changes in Government Priorities May Further Impact the Military Simulation Market

During the last several years significant changes have taken place in budget priorities for both U.S. and international government spending, especially military spending. Some of these changes have resulted in delays or reductions of visual system purchases. While we have downsized our company in accordance with these changes, we have no assurance that such delays will not continue to occur or accelerate and cause further declines in our revenue from this market.

We Depend on Several Significant Customers and our Net Sales Could Suffer if Their Purchases Decline

We currently derive a significant portion of our sales from a limited number of non-U.S. government customers. The loss of any one or more of these customers could have a material adverse effect on our business, financial condition and results of operations. We were dependent on four of our non-U.S. government customers for approximately 25% of our consolidated sales in 2004. We expect that sales to a limited number of customers will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that sales from this limited number of customers will continue to reach or exceed historical levels in the future. We do not have supply contracts with any of our significant customers.

Our Operations Could Be Hurt by Terrorist Attacks and Other Activities that Make Air Travel Difficult or Reduce the Willingness of Our Commercial Airline Customers to Purchase Our Simulation Products

During 2004, $22.3 million, or 32.3% of our total revenue generated, was derived from sales of our visual systems to commercial airline companies and other third parties in the commercial airline industry. The demand for our various commercial simulation products and services is heavily dependent upon new orders from these commercial airline customers. In the event terrorist attacks or other activities make air travel difficult or reduce the demand or willingness of our customers to purchase our commercial simulation products, our revenue may decline substantially.

Our Shareholders May Not Realize Certain Opportunities Because of the Anti-Takeover Effect of State Law

We may be subject to the Utah Control Shares Acquisition Act which provides that any person who acquires 20% or more of the outstanding voting shares of a publicly held Utah corporation will not have voting rights with respect to the acquired shares unless a majority of the disinterested shareholders of the corporation votes to grant such rights. This could deprive shareholders of opportunities to realize takeover premiums for their shares or other advantages that large accumulations of stock would provide because anyone interested in acquiring E&S could only do so with the cooperation of our board of directors and a majority of disinterested shareholders.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates. Our international sales, which in fiscal years 2004, 2003 and 2002 accounted for 58%, 53% and 39% of our totals sales, respectively, are concentrated in the United Kingdom, continental Europe, and Asia. In general, we enter into sale agreements with our international customers denominated in U.S. dollars. Foreign currency purchase and sale contracts may be entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. We do not enter into foreign currency contracts for trading purposes and do not use leveraged contracts. As of December 31, 2004, we had sales contracts in Euros with approximately €4,100 remaining to collect, sales contracts in GBP with approximately £1,200 remaining to invoice and collect, and we had entered into one foreign currency derivative contract. We recognized a loss of $34 related to the foreign currency derivative as of December 31, 2004. As no settlement provision is permitted under the contract, we recorded an amount due from a financial services company as prepaid expenses and deposits and a liability for the amount owed by us to the financial service company as accrued expense in the amounts of $368 and $402, respectively, as of December 31, 2004. The contract expires in January 2005.

We reduce our exposure to changes in interest rates by maintaining a high proportion of our debt in fixed-rate instruments. As of December 31, 2004, our fixed-rate instruments consist solely of our 6% convertible debentures due in 2012. The outstanding balance of the 6% convertible debentures as of December 31, 2004 was $18,015. The fair value of the 6% convertible debentures, based on quoted market prices was $12,250 as of December 31, 2004.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31
	2004	2003
ASSETS
Current assets:
Cash	$10,147	$9,714
Restricted cash	3,414	765
Accounts receivable, net	15,102	22,298
Costs and estimated earnings in excess of billings on uncompleted contracts	5,616	10,922
Inventories, net	10,802	15,973
Prepaid expenses and deposits	4,655	4,731
Assets held for sale	—	2,463
Total current assets	49,736	66,866
Property, plant and equipment, net	20,753	24,115
Investments	1,933	2,011
Other assets	1,349	390
Total assets	$73,771	$93,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit agreements	$—	$7,685
Accounts payable	6,454	8,446
Accrued liabilities	11,032	12,526
Billings in excess of costs and estimated earnings on uncompleted contracts	11,703	11,499
Customer deposits	2,968	3,928
Total current liabilities	32,157	44,084
Convertible subordinated notes	18,015	18,015
Pension and retirement obligations	19,836	15,717
Total liabilities	70,008	77,816
Stockholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.20 par value: 30,000,000 shares authorized; 10,864,042 and 10,836,072 shares issued, respectively	2,173	2,167
Additional paid-in-capital	49,707	49,575
Common stock in treasury, at cost 352,500 shares	(4,709)	(4,709)
Accumulated deficit	(38,015)	(29,148)
Accumulated other comprehensive loss	(5,393)	(2,319)
Total stockholders’ equity	3,763	15,566
Total liabilities and stockholders’ equity	$73,771	$93,382

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31
	2004	2003	2002
Sales	$69,159	$84,776	$122,578
Cost of sales	44,119	53,252	78,052
Inventory impairment	—	14,566	1,392
Gross profit	25,040	16,958	43,134
Expenses:
Selling, general and administrative	23,786	27,039	27,131
Research and development	16,621	21,730	25,970
Restructuring charges (recoveries)	(491)	3,416	4,492
Impairment loss	—	1,151	311
Operating expenses	39,916	53,336	57,904
Gain on sale of assets	3,817	—	253
Gain on sale of assets held for sale	3,488	1,406	1,212
Gain on curtailment of pension plan	—	—	3,575
Operating loss	(7,571)	(34,972)	(9,730)
Other income (expense):
Interest income	90	412	25
Interest expense	(1,296)	(1,376)	(1,839)
Impairment of investment securities	—	(500)	(16)
Gain on sale of investment securities	133	—	27
Other	(111)	(523)	(651)
Total other income (expense), net	(1,184)	(1,987)	(2,454)
Loss before income taxes	(8,755)	(36,959)	(12,184)
Income tax expense (benefit)	112	(971)	(463)
Net loss	$(8,867)	$(35,988)	$(11,721)
Basic and diluted net loss per common share	$(0.84)	$(3.44)	$(1.12)
Basic and diluted weighted average common shares outstanding	10,498	10,471	10,422

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

			Additional		Retained Earnings	Accumulated Other
	Common Stock		Paid-in	Treasury	(Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
Balance at December 31, 2001	10,740	$2,148	$49,030	$(4,709)	$18,561	$(371)	$64,659
Components of comprehensive loss:
Net loss	—	—	—	—	(11,721)	—	(11,721)
Unrealized gains on marketable securities	—	—	—	—	—	29	29
Total comprehensive loss							(11,692)
Issuance of common stock for cash	66	13	383	—	—	—	396
Balance at December 31, 2002	10,806	2,161	49,413	(4,709)	6,840	(342)	53,363
Components of comprehensive loss:
Net loss	—	—	—	—	(35,988)	—	(35,988)
Unrealized gains on marketable securities	—	—	—	—	—	444	444
Additional minimum pension liability	—	—	—	—	—	(2,421)	(2,421)
Total comprehensive loss							(37,965)
Issuance of common stock for cash	30	6	162	—	—	—	168
Balance at December 31, 2003	10,836	2,167	49,575	(4,709)	(29,148)	(2,319)	15,566
Components of comprehensive loss:
Net loss	—	—	—	—	(8,867)	—	(8,867)
Unrealized gains on marketable securities	—	—	—	—	—	99	99
Foreign currency translation	—	—	—	—	—	244	244
Additional minimum pension liability	—	—	—	—	—	(3,417)	(3,417)
Total comprehensive loss							(11,941)
Issuance of common stock	28	6	132	—	—	—	138
Balance at December 31, 2004	10,864	$2,173	$49,707	$(4,709)	$(38,015)	$(5,393)	$3,763

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31
	2004	2003	2002
Net loss	$(8,867)	$(35,988)	$(11,721)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,104	6,782	9,311
Gain on sale of assets	(3,817)	—	(253)
Gain on sale of assets held for sale	(3,488)	(1,406)	(1,212)
Gain on curtailment of pension plan	—	—	(3,575)
Inventory impairment	—	14,566	1,392
Impairment loss	—	1,151	311
Loss on disposal of property, plant, and equipment	35	16	40
Gain on sale of investment securities	(133)	—	(27)
Impairment of investment	—	500	16
Provision for losses on accounts receivable	326	68	(734)
Provision for excess and obsolete inventory	2,231	1,499	1,802
Provision for warranty expense	1,188	2,274	617
Other	90	107	214
Change in operating assets and liabilities:
Decrease in accounts receivable	6,870	333	8,769
Decrease inventories	1,849	141	3,898
Decrease in costs and estimated earnings in excess of billings on uncompleted contracts, net	5,510	11,638	11,900
Decrease (increase) in prepaid expenses and deposits	218	(328)	(181)
Decrease in accounts payable	(1,991)	(1,225)	(1,832)
Decrease in accrued liabilities	(4,648)	(3,320)	(4,553)
(Decrease) increase in customer deposits	(961)	2,421	(2,143)
Net cash provided by (used in) operating activities	(484)	(771)	12,039
Cash flows from investing activities:
Proceeds from sale of assets	5,250	—	—
Proceeds from sale of investment securities	633	—	39
Purchases of property, plant and equipment	(1,827)	(3,767)	(3,394)
Proceeds from sale of property, plant and equipment	63	4	—
Proceeds from sale of assets held for sale	8,288	4,760	2,917
Increase in other assets	(871)	—	(218)
Net cash provided by (used in) investing activities	11,536	997	(656)
Cash flows from financing activities:
Net repayments on line of credit agreements	(7,685)	(250)	(12,965)
Decrease (increase) in restricted cash	(3,057)	2,195	(156)
Proceeds from issuance of common stock	123	168	396
Net cash provided by (used in) financing activities	(10,619)	2,113	(12,725)
Net change in cash and cash equivalents	433	2,339	(1,342)
Cash and cash equivalents at beginning of year	9,714	7,375	8,717
Cash and cash equivalents at end of year	$10,147	$9,714	$7,375
Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the year for:
Interest	$1,295	$1,376	$1,839
Income taxes	140	(209)	(534)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All dollar amounts are in thousands unless otherwise indicated.

Note 1:   Business and Background

Description of Business

Evans & Sutherland Computer Corporation referred to in these notes as “E&S,” “we,” “us,” “our” or the “Company,” produces visual systems used to rapidly and accurately display images of the real world. We design, manufacture, market and support our visual systems to provide simulation training for a wide range of military and commercial applications, as well as for planetariums, science centers, and entertainment venues. Our products and solutions range from the desktop PC to what we believe are the most advanced visual systems in the world.

Note 2:   Summary of Significant Accounting Policies

Basis of Presentation

Evans & Sutherland has a fiscal year end which ends on December 31. The consolidated financial statements include the accounts of Evans & Sutherland and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 2003 and 2002 consolidated financial statements and notes to conform to the 2004 presentations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management’s most difficult and subjective judgments include revenue recognition based on the percentage-of completion method, inventory reserves, accruals for liquidated damages and late penalties, allowance for doubtful accounts, income tax valuation allowance, restructuring charges, impairment of long-lived assets, and useful life of depreciable assets. Actual results could differ from those estimates.

Restricted Cash

Restricted cash that guarantees issued letters of credit that mature or expire within one year is reported as a current asset. Restricted cash that guarantees issued letters of credit that mature or expire in more than one year are reported as long-term other assets. Long-term restricted cash at December 31, 2004 was $408. There was no long-term restricted cash at December 31, 2003.

Trade Accounts Receivable

In the normal course of business, we provide unsecured credit terms to our customers. Accordingly, we maintain an allowance for doubtful accounts for possible losses on uncollectible accounts receivable. We routinely analyze accounts receivable and costs in excess of billings, and consider history, customer creditworthiness, facts and circumstances specific to outstanding balances, current economic trends, and payment term changes when evaluating adequacy of the allowance for doubtful accounts. Changes in these factors could result in material differences to bad debt expense. Past due balances are reviewed individually for collectibility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For uncollectible accounts receivable we record a loss against the allowance for doubtful accounts only after exhaustive efforts have been made to collect and with management’s approval. Generally, realized losses have been within the range of management’s expectations.

The table below represents changes in our allowance for doubtful receivables during fiscal year:

	2004	2003
Beginning balance	$351	$856
Provision for losses on accounts receivable	326	68
Charges against the reserve	(27)	(573)
Ending balance	$650	$351

Inventories

Inventory includes materials at standard costs, which approximates average costs, as well as inventoried costs on programs and long-term contracts. Inventoried costs include material, direct engineering and production costs, and applicable overhead, not in excess of estimated realizable value. In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles, a portion of which is not expected to be realized within one year. Spare parts and general stock materials are stated at cost not in excess of realizable value. We periodically review inventories for excess supply, obsolescence, and valuations above estimated realizable amounts, and provide a reserve we consider sufficient to cover these items. Revisions of these estimates could result in the need for adjustments. See Note 3 and Note 23 for further information concerning inventory.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Routine maintenance, repairs and renewal costs are expensed as incurred. When property is retired or otherwise disposed of, the book value of the property is removed from the fixed assets and the related accumulated depreciation accounts. Depreciation is included in cost of goods sold, research and development or selling, general and administrative expenses depending on the nature of the asset and is expensed based on the straight-line method over the following estimated useful lives of the property.

Software Development Costs

Software development costs, if material, are capitalized from the date technological feasibility is achieved until the product is available for general release to customers. Such costs have not been material during the periods presented.

Investments

We classify our marketable debt and equity securities as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss) until realized. Dividend and interest income are recognized when earned. Realized gains and losses from the sale of securities are included in results of operations and are determined on the specific-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

identification basis. A decline in the market value that is deemed other than temporary results in a charge to results of operations and the establishment of a new cost basis for the investment.

We account for our investments in nonmarketable securities using the cost and equity methods. In assessing the fair value cost method of such investments, we consider recent equity transactions that investees have entered into, the status of each investee’s technology and strategies in place to achieve their objectives, as well as the investee’s financial condition and results of operations. To the extent there are changes in these assessments, adjustments may need to be recorded. For our investment accounted for using the equity method, adjustments are made to the carrying amount of the investment to account for our equity in undistributed earnings (losses) of the investee. Investments are periodically evaluated for a decline in value that is considered other-than-temporary. Any such decline is recognized as a loss in the statement of operations. In 2003, we determined that the value of a nonmarketable investment had experienced a decline in value that was deemed to be other-than-temporary. As a result we recorded a loss on the write-down of this investment of $500 representing the total value of this investment.

Accounting for Impairment of Long- Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the book value of an asset may not be fully recoverable. When this occurs, we review the value assigned to long-lived assets by analyzing the anticipated, undiscounted cash flows they generate. When the expected future undiscounted cash flows from these assets do not exceed their carrying balances, the Company determines the estimated fair value of such assets. An impairment is recognized to the extent the carrying amount of the assets exceeds their estimated fair value. Assets held for sale are reported at the lower of their carrying amount or fair value less costs to sell.

Warranty Reserve

We provide a warranty reserve for estimated future costs of servicing products under warranty agreements extending for periods from 90 days to one year. Anticipated costs for product warranties are based upon estimates derived from experience factors and are recorded at the time of sale or over the period revenues are recognized for long-term contracts. Warranty reserves are classified as accrued liabilities in the accompanying financial statements.

The table below reflects changes in our warranty reserves during fiscal year:

	2004	2003
Beginning balance	$1,290	$968
Provision for warranty expense	1,188	2,274
Warranty charges against the reserve	(1,007)	(1,952)
Ending balance	$1,471	$1,290

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

Our sales include revenue from system hardware, software, database products and service contracts. The following table provides information on revenue by recognition method applied during fiscal years:

Revenue recognition method	2004	2003	2002
Percentage-of-completion	$42,208	$38,358	$63,263
Completed contract	25,010	40,590	54,939
Time and materials	716	4,602	1,168
Other	1,225	1,226	3,208
Total sales	$69,159	$84,776	$122,578

Percentage-of-Completion.   In arrangements that are longer in term and require significant production, modification or customization, revenue is recognized in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), using the percentage-of-completion method. In applying the provisions of SOP 81-1, we utilize cost-to-cost methodology whereby we estimate the percent complete by calculating the ratio of costs incurred (consisting of material, labor and subcontracting costs, as well as an allocation of indirect costs) to management’s estimate of total anticipated costs. This ratio is then utilized to determine the amount of gross profit earned based on management’s estimate of total estimated gross profit at completion. We routinely review estimates related to percentage-of-completion contracts and adjust for changes in the period revisions are made. Billings on uncompleted percentage-of-completion contracts may be greater than or less than incurred costs and estimated earnings and are recorded as an asset or liability in the accompanying consolidated balance sheets.

Completed Contract.   Contract arrangements which typically require a relatively short period of time to complete the production, modification, and customization of our products are accounted for using the completed contract method. Accordingly, revenue is recognized upon delivery of the completed product, provided persuasive evidence of an arrangement exists, title and risk of loss has transferred, the fee is fixed and determinable, and collection is reasonably assured.

Time and Materials.   When services are sold to customers on a time and materials or cost-plus basis revenues are recognized as the related services and material costs are incurred.

Other.   Other revenue consists primarily of amounts earned under maintenance contracts that are generally sold as a single element to our customers. Revenue from product maintenance contracts, including separately priced extended warranty contracts, is deferred and recognized on a straight-line basis over the contract period. Revenue from research and development funding is recognized as we earn reimbursement from our efforts.

Anticipated Losses.   For contracts with anticipated losses at completion, a provision is recorded when the loss becomes known. After an anticipated loss is recorded, subsequent revenue and cost of sales are recognized in equal, offsetting amounts as contract costs are incurred and do not generate further gross profits (losses).

Multiple Element Arrangements.   Some of our contracts include multiple elements. Revenue earned on elements such as products, services and maintenance contracts are allocated to each element based on the relative fair values of the elements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

We have adopted the footnote disclosure provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 123 encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). We have elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS 123 and SFAS 148.

Stock-based compensation granted to non-employees (consultants and independent contractors) is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for these issuances is the earlier of either the date at which a commitment by the recipient to earn the equity instruments is reached or the date at which the recipient’s performance is complete.

We account for our stock options granted to employees under APB 25, whereby no compensation cost has been recognized as all options granted have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for these options been determined consistent with SFAS 123, our net loss and loss per common share would have been changed to the following pro forma amounts during fiscal year:

	2004	2003	2002
Net loss as reported	$(8,867)	$(35,988)	$(11,721)
Deduct: Total stock based employee compensation expense determined under the fair value method for all awards	(397)	(442)	(688)
Pro forma net loss	$(9,264)	$(36,430)	$(12,409)
Basic and diluted net loss per common share—as reported	$(0.84)	$(3.44)	$(1.12)
Basic and diluted net loss per common share—pro forma	(0.88)	(3.48)	(1.19)

Income Taxes

We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and operating loss and income tax credit carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recognized in the period that includes the enactment date.

Derivatives

We enter into readily marketable forward contracts with financial institutions to minimize the impact of foreign currency fluctuations on certain sales contract. We do not enter into derivative instruments for speculative or trading purposes. Realized and unrealized gains or losses are recorded in results of operations. In 2004, we entered into one foreign currency hedge transaction. We recognized a loss of $34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as of December 31, 2004. As there is no net settlement provision in the contract, we recorded an amount due from a financial institution as prepaid expenses and deposits and a liability for the amount owed by us to the financial institutions as accrued expense in the amounts of $368 and $402, respectively, as of December 31, 2004. The contract expires in January 2005.

Other Comprehensive Loss

We have applied paragraph 36(b) of SFAS 109 (“SFAS 109”), “Accounting for Income Taxes,” to our gains and losses included in other comprehensive loss but excluded from our net loss. On a net basis for 2004, 2003 and 2002, there was a deferred income tax asset as a result of the items reflected in comprehensive income. However, in applying paragraph 17 of SFAS 109 we determined that it is more likely than not that we will not realize such net deferred income tax assets and have therefore established a valuation allowance against the full amount of the net deferred income tax asset. Accordingly, the net income tax effect of the items included in other comprehensive loss is zero. Therefore, we have included no income tax expense or benefit in relation to items reflected in other comprehensive loss.

The components of accumulated other comprehensive loss were as follows as of year end:

	2004	2003
Additional minimum pension liability	$(5,838)	$(2,421)
Net unrealized holding gain on available-for-sale securities	568	469
Net foreign currency translation	(123)	(367)
Total accumulated other comprehensive loss	$(5,393)	$(2,319)

Recent Accounting Pronouncements

In December 2004, FASB issued Financial Accounting Standard No. 123R (“SFAS 123R”), “Share-Based Payment.” SFAS 123R is a revision of SFAS 123. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Primarily, SFAS 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

SFAS 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Therefore, if an employee does not ultimately render the requisite service, the costs recognized related to unvested options will be reversed.

SFAS 123R is effective for us as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Under these guidelines we will adopt SFAS 123R as of the beginning of the third quarter of 2005. We do not expect the adoption of SFAS 123R to have a material impact on our financial position or cash flows; however it will have a material impact on our results of operations as we are required to recognize stock-based compensation to our employees as compensation expense over their service period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3:   Inventories

Inventories net of reserves at fiscal year-end were as follows:

	2004	2003
Raw materials	$5,078	$6,950
Work-in-process	1,300	3,301
Finished goods	4,424	5,722
Total inventory	$10,802	$15,973

Note 4:   Property, Plant and Equipment

The cost and estimated useful lives of property, plant and equipment and the total accumulated depreciation and amortization at fiscal year-end:

	Estimated useful lives	2004	2003
Buildings and improvements	40 years	$29,300	$29,249
Manufacturing machinery and equipment	3 to 8 years	53,134	73,231
Office furniture and equipment	8 years	4,902	5,454
Construction-in-process	—	1	1,702
		87,337	109,636
Less accumulated depreciation and amortization		(66,584)	(85,521)
Total property, plant and equipment, net		$20,753	$24,115

Note 5:   Impairments

Fiscal 2003

During the first quarter of 2003 customers canceled several significant orders that we expected to receive as of December 31, 2002 and in early 2003. We believe these cancellations were primarily the result of a re-alignment of military spending priorities which occurred during the first quarter of 2003. The future demand for our Harmony 1, ESIG, and TargetView inventory significantly decreased compared to our prior projections because of these cancellations. As a result, during fiscal 2003, we recorded a $14,566 impairment to specific inventory and a $1,151 impairment to certain fixed assets related to the manufacture of these types of visual systems.

Approximately $10,000 of the 2003 impairment related to our Harmony 1 inventory. Through the end of 2002 and into early 2003, we expected to finalize a sale of two Harmony 1 based visual systems, one as an option to a current U.S. government contract and another to a European prime contractor. During March 2003, we received notification from these customers that they would not purchase the Harmony 1 system, as had been forecasted, due to a decision to migrate to a more current technology, specifically commercial off-the-shelf PCs or our next-generation Harmony, the Harmony 2. Thus, the loss of these orders coupled with the overall shift in market demand resulted in our determination that we had excess Harmony 1 inventory on hand. We have extremely limited prospects to sell this excess Harmony 1 inventory, and these components cannot be used in the manufacture of our other products. Accordingly, we determined that $10,000 of inventory related to these systems was impaired. In addition, because we did not expect to sell any additional Harmony 1 based visual systems, we determined we had no further need for certain fixed assets specifically used to build, test, and demonstrate our Harmony 1 based visual systems

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and recorded an impairment of $1,151 related to these fixed assets, as we believe this equipment had no alternative use.

Approximately $3,300 of the 2003 impairment related to our ESIG inventory. Through the end of 2002 and into early 2003, we expected to finalize the sale of as many as nine ESIG based visual systems to a particular commercial customer. During 2003, we received notification from this customer that it would not purchase the ESIG based visual systems as had been forecasted due to its interest in our next-generation EP-1000CT based visual system, which provides enhanced functionality at a comparable price. While we continue to have ESIG related inventory on hand for other forecasted ESIG based visual systems, the loss of this order, coupled with the increased demand for our next-generation EP-1000CT based visual systems, caused us to determine that we had inventory in excess of our current purchase orders and forecasted demand. Therefore, we determined that $3,300 of inventory related to these systems was impaired.

Approximately $1,266 of 2003 impairment related to our TargetView 100 inventory. In 2003, we became convinced that the TargetView 100 technology had been superseded by newer technology. Accordingly, our business opportunities for TargetView 100 systems had been nearly eliminated and we determined that we had excess inventory on hand. Therefore, we determined that $1,266 of inventory related to these systems was impaired.

During the fourth quarter of 2004, our entire TargetView inventory, including impaired inventory, was sold along with our ESCP assets to Video Display Corporation (see Note 23).

Fiscal 2002

In 2002, we recorded an inventory impairment loss of $1,392 related to our decision to discontinue the simFUSION 4000 based visual system. This impairment encompassed the total value of the simFUSION 4000 inventory on hand. This decision was based on anticipated reduced demand as a result of customer migration to the next-generation simFUSION products.

In 2002, we recorded an impairment loss of $311 related to software licenses that were no longer being used.

While we continue to pursue opportunities to sell our Harmony 1, ESIG, and simFUSION 4000 inventory, we currently do not anticipate sales generating from these impaired inventories. We plan, however, to continue storing this inventory in the event a future opportunity was to arise. If and when we conclude that no opportunities are available, we plan to physically scrap the impaired inventory. Additionally, we will continue to hold the impaired Harmony 1 fixed assets in the event a future sales opportunity arises and drives a requirement for our fixed assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6:   Costs and Estimated Earnings on Uncompleted Contracts

Comparative information with respect to uncompleted contracts at fiscal year-end:

	2004	2003
Total accumulated costs and estimated earnings on uncompleted contracts	$186,249	$229,970
Less total billings on completed contracts	(192,336)	(230,547)
	$(6,087)	$(577)

The above amounts are reported in the consolidated balance sheet as follows:

	2004	2003
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,616	$10,922
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,703)	(11,499)
	$(6,087)	$(577)

Note 7:   Leases

We occupy real property and use certain equipment under lease arrangements that are accounted for as operating leases. Rental expenses for all operating leases for 2004, 2003 and 2002 were $1,807, $3,942 and $3,900, respectively.

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Fiscal year
2005	$1,767
2006	1,475
2007	787
2008	377
2009	369
Thereafter	7,265
Total	$12,040

Lease rental income for all operating leases for 2004, 2003 and 2002 was $362, $840 and $1,300, respectively. At December 31, 2004, we had no future lease rental income from operating leases that have initial or remaining noncancelable lease terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8:   Investments

Marketable Securities Available-for-Sale

Marketable securities, consisting of equity securities, are recorded at fair value as follows:

		Gross	Gross	Estimated
	Adjusted	unrealized	unrealized	fair
	cost	gains	losses	value
December 31, 2004	$88	$568	$—	$656
December 31, 2003	88	469	—	557

Unrealized gains were due to market-price movement and foreign exchange movement related to one marketable security that is traded on a foreign exchange and priced in Euros.

Nonmarketable Securities

Each investment in nonmarketable securities was made either to enhance a current technology of E&S or to complement E&S’ strategic direction. Nonmarketable securities at fiscal year end:

	2004	2003
Quest Flight Training Limited	1,277	938
Total Graphics Solutions, N.V.	—	500
Other	—	16
Total nonmarketable securities	$1,277	$1,454

We have a 50% interest in Quest Flight Training Limited (“Quest”), a joint venture with Quadrant Group plc (“Quadrant”), providing aircrew training services for the United Kingdom Ministry of Defence (“U.K. MOD”) under a 30-year contract. The investment is accounted for under the equity method. The carrying value of Quest at December 31, 2004 and 2003 was $1,277 and $938, respectively. Equity in earnings of Quest of $95, $64 and $46 is recorded in other income (expense) in 2004, 2003, and 2002, respectively. In 2004, we recorded $244 of foreign currency translation in accumulated other comprehensive income on the investment in Quest. The financial position and operating results of Quest are immaterial to our financial results. Also one member of our board of directors is on the board of directors of Quest and Quadrant.

In connection with the services of Quest to the U.K. MOD, during fiscal year 2000, we entered into guarantees of various obligations of Quest. As of December 31, 2004, we had four guarantees outstanding related to Quest. Pursuant to the first guarantee, we have guaranteed, jointly and severally with Quadrant, the performance of Quest in relation to its contract with the U.K. MOD. If Quest fails to meet its obligations under the contract then we (and Quadrant) are required to perform under the terms of the contract. Due to the length of the contract and the uncertainty of performance for which we would be liable if Quest fails to perform, we cannot estimate the maximum amount of possible future payments. This guarantee is in place until 2030. Pursuant to the second guarantee, we have guaranteed, jointly and severally with Quadrant, up to a maximum amount of £1,000 (approximately $1,903), the performance of Quest where not subcontracted, and the performance of Quest where subcontracted but where the subcontractor is not liable to meet its obligation due to any limitation of liability in the sub-contract agreement   This guarantee is in place until 2020. Pursuant to the third guarantee, we have pledged our equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. The loan agreement terminates in 2020. The pledge of our equity shares in Quest will expire at such time as Quest’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

obligations under the loan agreement are satisfied or the date on which the loan agreement is otherwise terminated. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of December 31, 2004, the outstanding loan balance was £4,889 (approximately $9,304). Quadrant has made identical guarantees for this obligation of Quest. Pursuant to the fourth guarantee, we have guaranteed payment, up to a maximum of £125 (approximately $238), in the event that Quest has a default event, as defined by its loan agreement. This guarantee is in place until 2020. Quadrant has made identical guarantees for this obligation of Quest. As of December 31, 2004, no amounts have been accrued for any estimated losses under these guarantees because we believe that Quest will meet all of its performance and financial obligations in relation to its contract with the U.K. MOD. However, if we are required to perform under any or all of the four guarantees, it could have a material adverse impact on our operating results and liquidity.

Total Graphics Solutions, N.V. (“TGS”) develops and markets portable graphics software tools, which provide hardware independence for application developers. In 2004, we sold our investment in TGS for $633 and recognized a gain on the sale of $133.

Note 9:   Accrued Liabilities

Accrued liabilities at fiscal year-end were as follows:

	2004	2003
Compensation and benefits	$4,275	$3,924
Building rental guarantee (see Note 22)	1,755	—
Other	5,002	8,602
Total accrued liabilities	$11,032	$12,526

Note 10:   Employee Retirement Benefit Plans

Pension Plan

In 2002, the Board of Directors approved the redesign of our employee retirement plans to match contemporary market practices and to improve our competitive position by aligning future funding for employee retirement benefits into the 401(k) deferred savings plan. This action was implemented by amending the Pension Plan to curtail accrual of future benefits under the Pension Plan. At the same time, the 401(k) deferred savings plan was amended to permit the Board of Directors to grant additional discretionary matching contributions based on our profitability and other financial and operational considerations. This change to the Pension Plan had no effect on the benefits vested to current and previous employees for past service. Those benefits will be paid on retirement. Retirees receiving pension payments at the time of the curtailment were also unaffected. Benefits at normal retirement age (65) are based upon the employee’s years of service, as of the date of the curtailment for employees not yet retired, and the employee’s compensation prior to the curtailment. The Pension Plan is a funded noncontributory defined benefit pension plan. Our funding policy is to contribute amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Executive Retirement Plan

We maintain an unfunded Supplemental Executive Retirement Plan (“SERP”). The SERP provides eligible executives defined pension benefits, outside our pension plan, based on average salary, years of service and age at retirement. The SERP was amended in 2002 to discontinue further SERP gains from future salary increases and close the SERP to new participants.

401(k) Deferred Savings Plan

We have a deferred savings plan that qualifies under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all employees of the Company who have at least one year of service and who are age 18 or older. We make matching contributions on employee contributions. The 401(k) plan was amended in 2002 to permit the Board of Directors to grant additional discretionary matching contributions based on our profitability and other financial and operational considerations. Our contributions to 401(k) plan for 2004, 2003 and 2002 were $625, $647 and $907, respectively.

Executive Savings Plan

The Executive Savings Plan (“ESP”) is an unfunded deferred compensation plan that allows tax-deferred retirement savings beyond the amount that can be contributed to the 401(k) plan. The ESP, a nonqualified plan that does not have the same protections as a qualified 401(k) plan, covers a portion of the management employees. Participants earn matching amounts on their contributions with the same percentage limit as the qualified 401(k) plan. Consistent with the curtailment of the SERP, the ESP was amended in 2002 to permit the Board of Directors to grant additional discretionary contributions.

We purchase company-owned life insurance policies insuring the lives of participants in the ESP. The policies accumulate asset values and exist to cover the cost of employee supplemental retirement benefit liabilities. At December 31, 2004 and 2003, prepaid expenses and deposits included our investments in the policies of $2,260 and $2,233, respectively. Net life insurance expense was $160 in 2004, $340 in 2003, and $260 in 2002.

Obligations and Funded Status

E&S uses a December 31 measurement date for both the Pension Plan and SERP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2004 and 2003 the projected benefit obligations related to our defined benefit pension plans were equal to the accumulated benefit obligations. Information concerning the obligations, plan assets and funded status of employee retirement defined benefit plans are provided below:

	Pension Plan		SERP
	2004	2003	2004	2003
Changes in benefit obligation
Accumulated benefit obligation at beginning of year	$38,820	$38,585	$7,665	$6,545
Service cost	—	—	519	451
Interest cost	2,498	2,533	508	480
Actuarial loss	2,050	3,591	—	135
Benefits paid	(2,041)	(5,889)	(419)	(334)
Assumption change	—	—	30	388
Accumulated benefit obligation at end of year	$41,327	$38,820	$8,303	$7,665
Changes in plan assets
Fair value of plan assets at beginning of year	$31,028	$36,663
Actual return on plan assets	929	254
Benefits paid	(2,041)	(5,889)
Fair value of plan assets at end of year	$29,916	$31,028
Net Amount Recognized
Funded (unfunded) status	$(11,411)	$(7,792)	$(8,303)	$(7,665)
Unrecognized net actuarial loss	5,838	2,421	693	615
Unrecognized net periodic benefit	—	—	(815)	(875)
Net amount recognized	$(5,573)	$(5,371)	$(8,425)	$(7,925)

Amounts recognized in the consolidated balance sheet consist of:

	Pension Plan		SERP
	2004	2003	2004	2003
Prepaid benefit cost	$(11,411)	$(7,792)	$(8,425)	$(7,925)
Accumulated other comprehensive income	5,838	2,421	—	—
Net amount recognized	$(5,573)	$(5,371)	$(8,425)	$(7,925)

Components of net periodic benefit cost

	Pension Plan			SERP
	2004	2003	2002	2004	2003	2002
Service cost	$—	$—	$700	$519	$451	$454
Interest cost	2,498	2,533	2,442	508	480	446
Expected return on assets	(2,362)	(2,813)	(3,462)	—	—	—
Amortization of actuarial loss	67	—	—	—	—	—
Amortization of prior year service cost	—	—	(16)	(59)	(59)	(59)
Curtailment gain	—	—	(3,575)	—	—	—
Amortization of transition	—	—	10	—	—	—
Net periodic benefit cost (benefit)	$203	$(280)	$(3,901)	$968	$872	$841

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information

The increases to our minimum liability recorded in other comprehensive income of $3,417 and $2,421 during 2004 and 2003, respectively, arose from the difference between the return on Pension Plan assets during those periods and the benefits paid out of the Pension Plan during those periods.

Assumptions

The weighted average assumptions used to determine benefit obligations at December 31, 2004 and 2003, consisted of discount rate of assumptions of 6.00% and 6.25%, respectively, for the Pension Plan and SERP. The weighted average assumptions used to determine net periodic cost for years ended December 31, 2004 and 2003, consisted of discount rate assumptions of 6.25% and 6.75%, respectively, for the Pension and SERP and an expected long-term rate of return on Pension Plan assets of 8.00%.

The long-term rate of return on plan assets was determined as the weighted average of expected return of each of the asset classes in the target allocation of plan assets. The expected return of each asset class is the investment managers’ assessment of future returns. The expectations were compared to historical market returns to ensure that the expected return of each class was a conservative estimate.

Plan Assets

The Plan’s weighted-average asset allocations at fiscal year-end, weighted-average planned targeted asset allocations going forward, and expected long-term returns on plan assets:

		2004	2003	Expected
Asset allocation category of plan assets	Target%	Actual %	Actual %	Return %
Cash and cash equivalents	0	77	100	—
Fixed income	45	—	—	2.5
Domestic equity
Small cap growth	8	3	—	0.9
Small cap value	7	3	—	0.8
Large cap growth	15	6	—	1.4
Large cap value	15	7	—	1.4
International Equities	10	4	—	1.0
				8.0

The asset allocation policy, consistent with the long-term growth objectives of the Pension Plan, is to invest on a diversified basis among various asset classes as determined by the Pension Plan Administrative Committee. The assets of the Pension Plan were temporarily invested in cash equivalents beginning in September 2002. The Pension Plan Administrative Committee has implemented a plan in 2004 to return to the targeted asset allocation. Assets will be invested in a manner that will provide for long-term growth with a goal to achieve returns equal to or greater than applicable benchmarks. Investments will be managed by registered investment advisors. When investing Pension Plan assets, the investment managers of separately managed accounts shall not utilize derivative instruments for speculative purposes or to create leveraged positions.

No equity securities of E&S were part of the Pension Plan assets as of December 31, 2004 or 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Flow

Employer contributions

E&S expects to contribute approximately $475 in aggregate to the SERP and make no contributions to Pension Plan in 2005. Our funding policy is to contribute amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations. In addition, we are not required to fund the SERP and we do not fund it. All benefit payments are made by us directly to those who receive benefits from the SERP. As such, these payments are treated as both contributions and benefits paid for reporting purposes.

Estimated future benefit payments

The following benefit payments are expected to be paid based on actuarial estimates and prior experience:

	Pension
Fiscal years	Plan	SERP
2005	$2,627	$475
2006	3,620	543
2007	2,872	543
2008	3,279	540
2009	3,400	541
2010-2014	15,200	3,342

Note 11:   Debt

6% Convertible Subordinated Debentures

As of December 31, 2004 and 2003, $18,015 of 6% Convertible Subordinated Debentures was outstanding (the “6% Debentures”). The 6% Debentures, due in 2012, are unsecured and are convertible at each bondholder’s option into shares of our common stock at a conversion price of $42.10 per share for an aggregate of 428,000 shares of our common stock if all outstanding 6% Debentures are converted, subject to adjustment. The 6% Debentures are redeemable at our option, in whole or in part, at par.

Lines of Credit

The following is a summary of our line of credit agreements during fiscal year :

	2004	2003
Outstanding line of credit loan balance	$—	$7,685
Maximum balance outstanding during the year	$7,738	$11,298
Average balance outstanding during the year	$1,026	$3,054
Weighted average interest rate during the year	3.4%	4.1%
Weighted average interest rate at end of year	—%	6.1%

The average balance outstanding and the weighted average interest rate are computed based on the outstanding balances and interest rates at month-ends during each year. We had no outstanding long-term loan balances at the end of fiscal 2004 or 2003 related to our lines of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Wells Fargo Foothill

On December 14, 2004 our secured credit facility (the “Foothill Facility”) with Wells Fargo Foothill (“Foothill”) expired. The Foothill Facility provided for borrowings and the issuance of letters of credit up to $25,000. During 2004 and 2003, the Foothill Facility among other things, (i) required us to maintain certain financial ratios and covenants, including a combined cash and borrowing availability financial covenant that adjusted each quarter and a limitation of $12,000 of aggregate capital expenditures in any fiscal year; (ii) restricted our ability to incur debt or liens; sell, assign, pledge or lease assets; merge with another company; and (iii) restricted the payment of dividends and repurchase of any of our outstanding shares without the prior consent of the lender. During 2004 we were in compliance with all financial covenants and ratios.

Borrowings under the Foothill Facility bore interest at the Wells Fargo Bank National Association prevailing prime rate plus 3.0% to 4.5%, depending on the amount outstanding. Also, at no time were borrowings under the Foothill Facility to bear an interest rate of less than 10.25% per annum. In addition, the Foothill Facility had an unused line fee equal to 0.375% per annum times the difference between $25,000 and the sum of the average undrawn portion of the borrowings, payable each quarter. The Foothill Facility provided Foothill with a first priority perfected security interest in substantially all of our assets, including, but not limited to, all of our intellectual property.

On June 23, 2004, we amended the Foothill Facility. This amendment changed the terms of the Foothill Facility such that if we exceeded the amount available for letter of credit guarantees, we were required to deposit 105% of the excess with Foothill. In addition, we deposited $750 with Foothill for the remaining term of the Foothill Facility.

As of December 31, 2004, we had no outstanding borrowings or other obligations related to the Foothill Facility.

Lloyds

On December 31, 2004 the overdraft facility (the “Overdraft Facility”) with Lloyds Bank plc (“Lloyds”) expired. Borrowings under the Overdraft Facility bore interest at Lloyds’ short-term offered rate plus 1.75% per annum. Solely at Lloyds’ discretion, we were allowed to exceed the $2,500 limit for a very limited amount of time, as defined by Lloyds at that time. In addition, borrowings over the $2,500 limit bore an interest rate equal to Lloyds’ unauthorized currency borrowing rate, which was 12.0% per annum above Lloyds’ short term offered rate. The Overdraft Facility was subject to reduction or demand repayment for any reason at any time at Lloyds’ discretion. E&S Ltd executed a letter of negative pledge in favor of Lloyds whereby it agreed not to sell or encumber its assets, except in the ordinary course of business. Covenants contained in the Overdraft Facility restricted dividend payments from E&S Ltd. and required maintenance of certain financial covenants. During 2004 we were in compliance with all financial covenants. As of December 31, 2004, there were no outstanding borrowings. In addition, at December 31, 2004, we had $677 on deposit with Lloyds in a restricted cash collateral account to support certain obligations that the bank guarantees.

Note 12:   Income Taxes

Income (loss) before income taxes consists principally of results of operations in the United States. The income tax expense of $112 for 2004 is primarily attributable to foreign income taxes. The income tax benefit of $971 for 2003 is primarily attributable to adjustments to prior years’ tax provisions as a result of favorable resolution of certain worldwide income tax contingencies. The income tax benefit of $463 for 2002 is primarily attributable to the carryback of alternative minimum tax net operating losses pursuant to the Job Creation and Workers Assistance Act of 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The actual expense (benefit) differs from the expected tax expense (benefit) as computed by applying the U.S. federal statutory income tax rate of 35 percent, during fiscal year:

	2004	2003	2002
Tax benefit at U.S. federal statutory rate	$(3,064)	$(12,936)	$(4,264)
Gains of foreign subsidiaries	—	—	(325)
Adjustment to prior year tax provisions	—	(1,002)	—
Change in valuation allowance attributable to operations	3,035	12,807	3,582
Other, net	141	160	544
Tax expense (benefit)	$112	$(971)	$(463)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of fiscal year-end:

	2004	2003
Deferred income tax assets:
Warranty, vacation, and other accruals	$3,552	$2,516
Inventory reserves and other inventory related temporary basis differences	5,785	9,037
Pension accrual	5,459	5,931
Long-term contract related temporary differences	209	180
Net operating loss carryforwards	55,105	48,750
Capital loss carryforwards	—	44
Write-down of investment securities	1,711	1,711
Credit carryforwards	5,719	3,561
Other	273	285
Total deferred income tax assets	77,813	72,015
Less valuation allowance	(77,618)	(71,027)
Net deferred income tax assets	195	988
Deferred income tax liabilities:
Plant and equipment, principally due to differences in depreciation	(172)	(959)
Other	(23)	(29)
Total deferred income tax liabilities	(195)	(988)
Net deferred income tax assets and liabilities	$—	$—

We have total federal net operating loss carryforwards of approximately $143,000 of which, approximately $1,000 expires in 2005, $1,000 expires in 2007, $1,000 expires in 2008 and the remainder expires between 2011 and 2024. We have various federal tax credit carryforwards of approximately $3,400 of which expire between 2007 and 2021. We also have state net operating loss carryforwards of approximately $121,000 and state tax credit carryforwards of approximately $2,300 that expire depending on the rules of the various states to which the loss or credit is allocated.

During the years ended December 31, 2004, 2003 and 2002, we increased the valuation allowance on deferred income tax assets by approximately $6,591, $14,231 and $3,282, respectively, as it is more likely than not that the net deferred income tax assets will not be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13:   Disclosures About the Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued expenses, and foreign currency derivatives approximates fair value because of their short maturity. The fair values of marketable securities available for sale are based on quoted market prices. For nonmarketable securities, consisting of investments in private companies, a reasonable estimate of fair value was impracticable. The fair value of our 6% Debentures of $12,250 and $10,291 as of December 31, 2004 and 2003, respectively, is based on quoted market prices.

Note 14:   Commitments and Contingencies

In 2003, we entered into a settlement agreement with one of our customers. At the end of fiscal year 2003, we had accrued approximately $1,200 for this settlement. In fiscal year 2004, the actual costs associated with this settlement were approximately $1,200.

In 2003, we entered into a purchase agreement with a third party that commits us to purchase a minimum $1,000 of licensed products and support for design development software. The agreement is effective for a period of two years. As of December 31, 2004, our remaining commitment totaled $375.

In 2003, we entered into a purchase agreement with a third party that committed us to purchase $1,100 in software licenses and engineering support to be used in product development and future products over a two-year period, with continuous one year extensions optional. As of December 31, 2004, we have no remaining commitment.

As of December 31, 2004, we had various purchase obligations for goods and services. We expect to pay approximately $2,600 and $400 in 2005 and 2006, respectively, related to these purchase obligations.

Certain of our contracts to deliver Harmony image generators contain liquidated damage provisions for delays in delivery. We incurred $640 in such damages in 2003 that were paid during 2003 and 2004. No damages were incurred in 2004 or 2002. In 2004, we completed delivery of our Harmony image generators.

In 2004, we entered into a three-year rental guarantee with the buyer of one of our office buildings, obligating us to make certain monthly payments through June 2004. As of December 31, 2004, we had $1,755 accrued representing the maximum remaining amount under the guarantee. See Note 22 for further information.

As of December 31, 2004 and 2003, we had outstanding letters of credit and bank guarantees of $3,821. Letters of credit that expire in 2005 total $2,736 and those that expire in 2006-2007 total $408.

As of December 31, 2004, we had guarantees related to Quest. See Note 8 for further details.

Note 15:   Legal Proceedings

In March 2004, through mediation, we settled a claim initiated against us in May 2003 by RealVision, Inc. relative to matters arising from the sale of a business unit to RealVision, Inc. in 2001. Under the agreement reached, RealVision received a settlement of approximately $2,425. We paid approximately $850 of the settlement and our insurance carrier paid the remainder.

In the normal course of business, we may have various legal claims and other contingent matters. Although the final outcome of such matters cannot be predicted, we believe the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16:   Stock Option and Stock Purchase Plans

Stock Option Plans

In 2004, shareholders approved the adoption of the 2004 Stock Incentive Plan of Evans & Sutherland Computer Corporation (“2004 Plan”), which expires in 2014. The 2004 Plan is a stock incentive plan that provides for the grant of options and restricted stock awards to employees and for the grant of options to non-employee directors. Under the 2004 Plan non-employee directors receive an annual option grant for no more than 10,000 shares. New non-employee directors receive an option grant for no more than 10,000 shares upon their appointment or election. In addition, with the adoption of this plan no additional options can be issued under any of the prior stock-based plans. The 2004 Plan establishes a minimum exercise price for options of 110% of fair market value on the date of grant. Restricted stock awards may be qualified as a performance-based award that conditions a participant’s award upon achievement by the Company or its subsidiaries of performance goals established by our Board of Directors’ Compensation Committee.

Our prior stock incentive plans provided for the grant of options to employees, officers, consultants, and independent contractors to acquire shares of our common stock at a purchase price generally equal to the fair market on the date of grant. In general, for all our stock incentive plans, options vest ratably over three years and expire ten years from date of grant. As of December 31, 2004, options to purchase 730,895 shares of common stock were authorized and reserved for future grant.

A summary of activity follows (shares in thousands):

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		average		average		average
	Number	exercise	Number	exercise	Number	exercise
	of shares	price	of shares	price	of shares	price
Outstanding at beginning of year	2,344	$11.33	2,410	$11.58	2,510	$12.22
Granted	288	4.79	243	5.85	254	5.80
Exercised	(2)	4.56	—	—	(12)	5.92
Cancelled	(447)	10.24	(309)	8.83	(342)	12.17
Outstanding at end of year	2,183	10.68	2,344	11.33	2,410	11.58
Exercisable at year end	1,758	12.00	1,951	12.41	1,879	12.86
Weighted average fair value of options granted during the year	$1.99		$2.48		$2.58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about fixed stock options outstanding as of December 31, 2004 (options in thousands):

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
		remaining	average		average
	Number	contractual	exercise	Number	exercise
Range of exercise prices	outstanding	life (years)	price	exercisable	price
$ 3.15 - $ 5.25	287	9.09	$4.54	29	$3.38
5.44 - 7.38	490	7.06	6.22	333	6.37
7.50 - 11.00	256	5.73	9.69	246	9.75
11.13 - 13.38	190	4.21	12.52	190	12.52
13.56 - 15.88	840	3.65	13.82	840	13.82
17.00 - 32.88	120	1.37	20.70	120	20.73
Total	2,183	5.30	10.68	1,758	12.00

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 2004, 2003 and 2002:

	2004	2003	2002
Expected life (in years)	2.6	2.6	2.5
Risk free interest rate	1.8%	1.5%	1.4%
Expected volatility	69%	69%	75%
Dividend yield	—	—	—

Stock Purchase Plan

We have an employee stock purchase plan whereby qualified employees are allowed to have up to 10% of their gross pay withheld each pay period to purchase our common stock at 85% of the market value of the stock at the time of the sale. Under this plan, 26,132 shares in 2004, 30,031 shares in 2003, and 54,000 shares in 2002 were purchased. During the period of December 24, 2002, through February 18, 2003, the employee stock purchase plan was inadvertently oversubscribed in the amount of 10,373 shares, leaving no shares available for future issuance under this plan. On February 27, 2003, our Board of Directors increased the number of shares available under this plan from 500,000 to 800,000 shares, and ratified all prior issuances of shares under this plan. As of December 31, 2004, there were 239,619 shares available for purchase under this plan.

Note 17:   Preferred Stock

Class A Preferred Stock

We have 5,000,000 authorized shares of Class A Preferred Stock. Prior to 1998, we had reserved 300,000 shares of Class A Preferred Stock as Series A Junior Preferred Stock under a shareholder rights plan which expired in November 1998. In November 1998, the Board of Directors declared a dividend of one preferred stock purchase right (“Right”) for each outstanding share of common stock, par value $0.20 per share of E&S for shareholders of record on November 19, 1998, and for all future issuances of common stock. The Rights are not currently exercisable or transferable apart from the common stock and do not have voting rights or rights to receive dividends. Each Right entitles the registered holder to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purchase from E&S one thousandth of a share of Preferred Stock at a price per share of $60.00, subject to adjustment. The Rights will be exercisable ten business days following a public announcement of a person or group of affiliated persons acquiring beneficial ownership of 15% or more of our outstanding common shares or following the announcement of a tender offer or exchange offer upon the consummation of which would result in the beneficial ownership by a person or group of affiliated persons of 15% or more of the outstanding E&S stock. The Rights may be redeemed by E&S at a price of $0.01 per Right before November 30, 2008.

In the event that we are acquired in a merger or other business combination transaction, provision shall be made so that each holder of a Right, excluding the Rights beneficially owned by the acquiring persons, will have the right to receive, upon exercise thereof at the then current exercise price, that number of common shares of the surviving company which at the time of such transaction will have a market value of two times the exercise price of the Right. In the event that a person or group of affiliated persons acquires beneficial ownership of 15% or more of our outstanding common shares, provision shall be made so that each holder of a Right, excluding the Rights beneficially owned by the acquiring persons, shall have the right to receive, upon exercise thereof, a share of common stock at a purchase price equal to 50% of the then current exercise price.

On August 13, 2004, E&S and American Stock Transfer & Trust Company amended the Rights to allow Peter R. Kellog to acquire beneficial ownership up to 19.9% of our outstanding common shares without triggering the exercisability of the Rights. On June 7, 2000, E&S and American Stock Transfer & Trust Company amended the Rights to allow the State of Wisconsin Investment Board to acquire beneficial ownership up to 19.9% of our outstanding common shares without triggering the exercisability of the Rights.

Class B Preferred Stock

We have 5,000,000 authorized shares of Class B Preferred Stock. As of December 31, 2004 and 2003, no shares were outstanding.

Note 18:   Net Loss per Common Share

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

In calculating net loss per common share, the net loss was the same for both the basic and diluted calculation. The diluted weighted average number of common shares outstanding during 2004, 2003 and 2002 excludes common stock issuable pursuant to outstanding stock options and the 6% Debentures because such inclusions of common stock equivalents would have had an anti-dilutive effect on loss per common share. The total number of common stock equivalents excluded from diluted loss per share was approximately 2,611,000, 2,772,000 and 2,838,000 in 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19:   Geographic Information

The table below presents sales by geographic location of our customers during the fiscal year. Sales within individual countries greater than 10% of consolidated sales are shown separately:

Region or Country	2004	2003	2002
United States	$28,760	$39,580	$74,220
United Kingdom	13,714	11,924	25,821
Europe (excluding United Kingdom)	16,663	15,681	10,287
Pacific Rim	8,778	14,655	8,889
Other	1,244	2,936	3,361
Total sales	$69,159	$84,776	$122,578

The table below presents net property, plant and equipment by geographic location based on the location of the assets at fiscal year-end:

	2004	2003
United States	$20,512	$23,332
Europe	241	783
Total property, plant and equipment, net	$20,753	$24,115

Note 20:   Significant Customers

The table below summarizes, as a percentage of total sales, sales to customers equal to or exceeding 10% of total sales during fiscal year:

Customer	2004	2003	2002
Customer A	12%	n/a	16%
Customer B	11%	18%	29%
Customer C	n/a	n/a	14%

At December 31, 2004, accounts receivable from Customer A and Customer B were 17% and 10%, respectively, of gross receivables and costs and estimated earnings in excess of billings from Customer A was 22% of the total. In addition, at December 31, 2004, accounts receivable from one other customer was 19% of gross receivables. Also at December 31, 2004, two customers had costs and estimated earnings in excess of billings of 15% and 11% of the total.

At December 31, 2003, accounts receivable from one customer was 12% of gross receivables. Also at December 31, 2003, three customers had costs and estimated earnings in excess of billings of 30%, 23% and 11% of total earnings in excess.

Note 21:   Restructuring Charges

The table below represents the restructuring provision activity during our fiscal year:

		Restructuring	Severance
	Beginning	charges	benefits	Ending
Fiscal Year	balance	(recovery)	paid	balance
2004	$1,618	$(491)	$1,066	$61
2003	2,032	3,416	3,830	1,618
2002	990	4,492	3,450	2,032

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The restructuring charges incurred in fiscal years 2003 and 2002 were initiated in order to reduce the overall cost structure of the Company. These decisions were based on our analysis of our internal operations and productivity, our customer commitments, our research and development strategy, our current and potential markets, our product strategy, and our financial projections for profitability. During this period our requirements for six Harmony 1 contracts that required a significant amount of our resources were decreasing. In addition, the events of September 11, 2001, were continuing to negatively affect our markets and therefore our profitability. However, as conditions changed both internally in the Company and externally in our markets we adjusted our analysis for projected profitability and organization, which resulted in the decisions to restructure. As such, each restructuring was a separate event, and was not intended to be a continuing long-term process. The main component of our cost structure is our labor costs. As such, in order to reduce labor costs this required a reduction in headcount.

In 2001, we initiated a restructuring plan focused on reducing our operating cost structure. As part of the plan, we recorded a charge of $2,843 relating to a reduction in force of approximately 92 employees. We paid $0, $42 and $901 in fiscal years 2004, 2003 and 2002, respectively. We have paid severance benefits of $2,796 related to this restructure plan. In 2004, we recovered $18 of our original accrual due to a re-evaluation of our estimated obligation. At December 31, 2004, we have $29 in severance benefits accrued for our remaining obligation. We expect this to be paid out over the next four years.

In the second quarter of 2002, we recorded a restructuring charge of $1,921 related to a reduction in force of approximately 90 employees. We paid $29, $234 and $1,495 in fiscal years 2004, 2003 and 2002, respectively. In 2004, we recovered $163 of our original accrual due to a re-evaluation of our estimated obligations. We have no further obligations related to this restructure. In the fourth quarter of 2002, we recorded a restructuring charge of $2,571 related to a reduction in force of approximately 140 employees. We paid $36, $1,380 and $1,054 in fiscal years 2004, 2003 and 2002, respectively. In 2004, we recovered $101 of our original accrual due to a re-evaluation of our estimated obligation. We have no further obligations related to this restructure.

In the first quarter of 2003, we recorded a restructuring charge of $1,279 related to a reduction in force of approximately 50 employees. We paid $30 and $1,078 in fiscal years 2004 and 2003, respectively. In 2004, we recovered $139 of our original accrual due to a re-evaluation of our estimated obligation. Our estimated remaining obligation as of the 2004 fiscal year-end is $32. We expect this to be paid out over the next four years. In the third quarter of 2003, we recorded a restructuring charge of $2,137. This charge primarily related to a reduction in force of approximately 70 full-time equivalent employees. We paid $971 and $1,096 in fiscal years 2004 and 2003, respectively. In 2004, we recovered $70 of our original accrual due to a re-evaluation of our estimated obligation. We have no further obligations related to this restructure.

Note 22:   Assets Held for Sale

In June 2004, we sold an office building previously classified as an asset held for sale with a book value of $2,473 for $8,288 net of closing costs. As part of the sale, we entered into a three-year rental guarantee with the buyer, obligating us to make certain monthly payments through June 2007 based on space available for lease in the building sold. As of December 31, 2004, we had a maximum remaining guarantee of $1,755 recorded as an accrued liability. The maximum rental guarantee may decrease as available space is leased by the buyer, based on terms of the rental guarantee. To the extent the maximum rental guarantee is reduced, additional gain will be realized. As of December 31, 2004, 100% of the leaseable space was available. As a result of the sale, we have initially recognized a gain of $3,488.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2003, we sold one office building we had classified as assets held for sale for $4,760 net of closing costs, resulting in a $1,406 gain. In 2002, we sold one office building we had classified as assets held for sale for $2,917, net of closing costs, resulting in a $1,212 gain.

Note 23:   Sale of Assets

In October 2004, we sold our CRT based projector display system assets to Video Display Corporation (“VDC”) for $5,250. As a result, VDC acquired the assets related to the development and manufacture of these projectors. We recorded a gain of $3,662 on the sale of related inventory, including TargetView 100 inventory that was fully impaired in 2003, and related net fixed assets. We also deferred certain of the proceeds related to the completion of developments and improvements we have agreed to complete and warranty obligation increases. To the extent that the cost to complete these developments and improvements is greater than or less than the amount we have accrued for this purpose, we will adjust the realized gain.

Note 24:   Subsequent Event

Since 2001, both our military and commercial markets have consistently decreased in size primarily as a result of diversion of military funds to other needs and reductions in commercial airline purchases of new aircraft. While we expect orders in these markets to increase in 2005 and 2006, we do not expect these market increases to be themselves sufficient to return the Company to profitability in 2005. In order to improve our profitability and cash flow based on our projections for 2005, we initiated a restructuring plan in March 2005 to reduce costs from cost of sales and operating expenses and to improve our cash flow from operations. The largest cost driver of our business is our labor and labor-related costs. As a result, we plan to reduce our aggregate labor force by approximately 60 full-time equivalent employees at an expected cost of $1,625 in severance benefits to be paid out over the next two years. We expect this action to reduce our labor and labor-related costs by approximately $5,140 per year. Due to the timing of the restructuring, we expect to reduce our costs approximately $3,860 in 2005. Our labor reductions were executed primarily in program management, program engineering and R&D engineering.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Evans & Sutherland Computer Corporation:

We have audited the accompanying consolidated balance sheets of Evans & Sutherland Computer Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans & Sutherland Computer Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/   KPMG LLP

Salt Lake City, Utah

March 31, 2005

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

At the end of the fiscal quarter ended December 31, 2003, we carried out an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed with the SEC is accumulated and communicated to management, including the chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

Evaluation of Our Internal Controls and Procedures Related to the Restatement

Our evaluation of our internal controls and procedures included an in depth review of all aspects of the matter of certain material weaknesses we identified in the internal controls and procedures of our wholly-owned subsidiary, Evans & Sutherland Computer Limited (“E&S Ltd.”), as more fully disclosed as part of this annual report on Form 10-K, and an in depth review of all aspects of the matter by the Audit Committee, the results of which are described below.

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

Actions Taken in Response to Our Evaluation

As a result of our findings described above, during 2004, we began implementing the following improvements to our internal control procedures and our disclosure controls and procedures to address the issues we identified in our evaluation of the these controls and procedures and those of our subsidiary, E&S Ltd.:

•       We altered our reporting structure so that the finance director of E&S Ltd. reports directly to our chief financial officer.

•       We appointed a Director of Internal Control whose primary responsibilities are to oversee the establishment of formalized policies and procedures throughout our organization and to document, assess, and improve our system of internal controls.

•       We instituted rigorous procedures for quarter-end analysis and review of balance sheet and income statement accounts, period-end reconciliations of subsidiary ledgers, and the investigation and correction of reconciling items in a timely manner. We are also enhancing our accounting documentation policies and internal test work of our controls.

•       We adopted the process currently employed by E&S for the financial controls and procedures employed at E&S Ltd., whereby E&S uses monthly sales audit schedules and reconciles such schedules to the general ledger.

•       We instituted new procedures around our quarterly reporting processes whereby significant accounting issues are discussed and documented, reviewed with our external auditors and the Audit Committee, formally approved by our management, and given timely effect in our books and records.

•       We began reconciling, on a monthly basis, operational assessments of the status of completion of each contract program and the financial accounting and reporting of such status.

•       We established several additional internal control processes at E&S Ltd. and will continue to improve, document and test our UK controls as part of our Sarbanes-Oxley Section 404 compliance process.

We believe that our internal controls and procedures and our disclosure controls and procedures have improved due to the scrutiny of such controls and procedures by management and the Audit Committee and the implementation of the actions described above. We believe our internal controls and procedures and our disclosure controls and procedures will continue to improve as a result.

Based in part upon these changes, our principal executive officer and principal financial officer believe that as of December 31, 2004, our disclosure controls and procedures are reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Other than as described above, there have been no significant changes in our internal controls and procedures identified in our in depth review of those accounting practices and errors giving rise to our restatement that have materially affected, or are reasonably likely to materially affect, our internal controls and procedures subsequent to the date of our evaluation.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS

Certain information required by Item 401 of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2005 Annual Meeting of Shareholders and that information is incorporated herein by reference. Information required by Item 405 of Regulation S-K will be included under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for our 2005 Annual Meeting of Shareholders and that information is incorporated herein by reference. Certain information required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

Evans & Sutherland maintains a Code of Ethics and Business Conduct which is applicable to all employees, including all officers, and including our independent non-employee directors with regard to Evans & Sutherland related activities. The Code of Ethics and Business Conduct incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. It also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications. In addition, they incorporate our expectations of our employees concerning prompt internal reporting of violations of our Code of Ethics and Business Conduct.

The full text of the Evans & Sutherland Code of Ethics and Business Conduct is published on our Investors Relations website at www.es.com. We intend to disclose future amendments to certain provisions of our Code of Ethics and Business Conduct or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of such amendment or waiver.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item will be included under the captions “Executive Compensation” and “Election of Directors” in the Proxy Statement for our 2005 Annual Meeting of Shareholders and that information is herein incorporated by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2005 Annual Meeting of Shareholders and that information is herein incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	Plans (excluding securities
	warrants, and rights	warrants, and rights	Reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,183,052	$10.68	730,895
Equity compensation plans not approved by security holders	—	—	—
Total	2,183,052	$10.68	730,895

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in the Proxy Statement for our 2005 Annual Meeting of Shareholders and that information is herein incorporated by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be included under the caption “Report of the Audit Committee of the Board of Directors” in the Proxy Statement for our 2005 Annual Meeting of Shareholders and that information is herein incorporated by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          List of documents filed as part of this report

1.                Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this report on Form 10-K.

•        Consolidated Balance Sheets as of December 31, 2004 and 2003

•        Consolidated Statement of Operations for each of the years in the three-year period ended December 31, 2004

•        Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for each of the years in the three-year period ended December 31, 2004

•        Consolidated Statement of Cash Flows for each of the years in the three-year period ended December 31, 2004

•        Notes to Consolidated Financial Statements

2.                Financial Statement Schedules

The following financial statement schedule I filed as part of this report on Form 10-K.

•        Schedule II—Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the consolidated financial statements or the notes thereto.

3.                Exhibits

Articles of Incorporation and Bylaws

3.1.1

Articles of Incorporation, as amended, filed as Exhibit 3.1 to Evans & Sutherland Computer Corporation’s Annual Report on Form 10-K, SEC File No. 000-08771, for the fiscal year ended December 25, 1987, and incorporated herein by this reference.

3.1.2

Amendments to Articles of Incorporation filed as Exhibit 3.1.1 to Evans & Sutherland Computer Corporation’s Annual Report on Form 10-K, SEC File No. 000-08771, for the fiscal year ended December 30, 1988, and incorporated herein by this reference.

3.1.3

Certificate of Designation, Preferences and Other Rights of the Class B-1 Preferred Stock of Evans & Sutherland Computer Corporation, filed as Exhibit 3.1 to Evans & Sutherland Computer Corporation’s Form 10-Q, SEC File No. 000-08771, for the quarter ended September 25, 1998, and incorporated herein by this reference.

3.2.1

Amended and Restated Bylaws of Evans & Sutherland Computer Corporation, filed as Exhibit 3.2 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.

3.2.2

Amendment No. 1 to the Amended and Restated Bylaws of Evans & Sutherland Computer Corporation, filed as Exhibit 3.3 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.

Instruments defining the rights of security holders

4.1

Form of Rights Agreement, dated as of November 19, 1998, between Evans & Sutherland Computer Corporation and American Stock Transfer Trust Company which includes as Exhibit A, the form of Certificate of Designation for the Rights, as Exhibit B, the form of Rights Certificate and as Exhibit C, a Summary of Rights, filed as Exhibit 1 to Evans & Sutherland Computer Corporation’s Registration Statement on Form 8-A filed December 8, 1998, and incorporated herein by this reference.

4.2

First Amendment to Rights Agreement dated as of June 7, 2000 between Evans & Sutherland Computer Corporation and American Stock Transfer & Trust Company, filed as Exhibit 10.14 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

4.3

Second Amendment to Rights Agreement dated as of August 13, 2004 between Evans & Sutherland Computer Corporation and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed on August 16, 2004, and incorporated herein by this reference.

Material contracts

Management contracts and compensatory plans

10.1

1985 Stock Option Plan, as amended, filed as Exhibit 1 to Evans & Sutherland Computer Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, SEC File No. 2-76027, and incorporated herein by this reference.

10.2

1989 Stock Option Plan for Non-employee Directors, filed as Exhibit 10.5 to Evans & Sutherland Computer Corporation’s Annual Report on Form 10-K, SEC File No. 000-08771, for the fiscal year ended December 29, 1989, and incorporated herein by this reference.

10.3

1991 Employee Stock Purchase Plan of Evans & Sutherland Computer Corporation, as amended as of February 21, 2001, filed as exhibit 4.1 to Evans & Sutherland Computer Corporation’s Post Effective Amendment No. 1 to Registration Statement on Form S-8, SEC File No. 33-39632, and incorporated herein by this reference.

10.4

Evans & Sutherland Computer Corporation 1998 Stock Option Plan, as amended as through May 17, 2000, filed as exhibit 4.1 to Evans & Sutherland Computer Corporation’s Post Effective Amendment No. 1 to Registration Statement on Form S-8, SEC File No. 333-58733, and incorporated herein by this reference.

10.5

Evans & Sutherland Computer Corporation’s 1995 Long-Term Incentive Equity Plan, filed as Exhibit 10.11 to Evans & Sutherland Computer Corporation’s Annual Report on Form 10-K, SEC File No. 000-08771, for the fiscal year ended December 29, 1995, and incorporated herein by this reference.

10.6

Evans & Sutherland Computer Corporation 2004 Stock Incentive Plan, filed as Annex A to Evans & Sutherland’s Form 14A, SEC File No. 001-14667, filed on April 19, 2004 and incorporated herein by this reference.

10.7

Amended and restated Evans & Sutherland Computer Corporation’s Supplemental Executive Retirement Plan (SERP), dated May 16, 2002, filed as Exhibit 10.38 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.8

Amended and restated Evans & Sutherland Computer Corporation’s Executive Savings Plan, dated May 16, 2002, filed as Exhibit 10.39 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.9

Employment agreement between Evans & Sutherland Computer Corporation and James R. Oyler, dated May 16, 2000, filed as Exhibit 10.6 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by this reference.

10.10

Amendment to employment agreement between Evans & Sutherland Computer Corporation and James R. Oyler, dated September 22, 2000, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended September 29, 2000, and incorporated herein by this reference.

10.11

Amended and restated employment agreement between Evans & Sutherland Computer Corporation and David B. Figgins, dated August 26, 2002, filed as Exhibit 10.37 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.12

Amended and restated employment agreement between Evans & Sutherland Computer Corporation and E. Thomas Atchison, dated July 1, 2003, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended September 26, 2003, and incorporated herein by reference

10.13	Employment agreement between Evans & Sutherland Computer Corporation and Kevin A. Paprzycki, effective August 19, 2004, filed herein.
10.14	Employment agreement between Evans & Sutherland Computer Corporation and Kirk Johnson, dated August 26, 2002, filed herein.

Other material contracts

10.15

Overdraft Facility agreement between Evans & Sutherland Computer Limited and Lloyds TSB Bank plc, dated March 15, 2004, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended April 2, 2004, and incorporated herein by reference.

10.16

Asset Purchase and Intellectual Property License Agreement between Real Vision Inc. and Evans & Sutherland Computer Corporation, dated August 31, 2001, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended September 28, 2001, and incorporated herein by reference.

10.17

Initial License Agreement between Real Vision Inc. and Evans & Sutherland Computer Corporation, dated August 31, 2001, filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended September 28, 2001, and incorporated herein by reference.

10.18

Patent Purchase and License Agreement between Nvidia International Inc., Evans & Sutherland Computer Corporation, and Evans & Sutherland Graphics Corporation, dated October 15, 2001, filed as Exhibit 10.57 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2001, and incorporated herein by this reference.

10.19

Patent Cross License Agreement between Nvidia Corporation and Evans & Sutherland Computer Corporation, dated October 15, 2001, filed as Exhibit 10.58 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2001, and incorporated herein by this reference. Certain information in this exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.20

Amendment Number Five to Loan and Security Agreement and Waiver by and between Foothill Capital Corporation and Evans & Sutherland Computer Corporation, dated July 16, 2003, filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended September 26, 2003, and incorporated herein by reference.

10.21

Amendment Number Six to Loan and Security Agreement and Waiver by and between Foothill Capital Corporation and Evans & Sutherland Computer Corporation, dated July 25, 2003, filed as Exhibit 10.3 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended September 26, 2003, and incorporated herein by reference.

10.22

Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture filing between Evans & Sutherland Computer Corporation, Chicago Title Company, Foothill Capital Corporation, dated December 14, 2000, filed as Exhibit 10.42 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference herein.

10.23

Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture filing between Evans & Sutherland Computer Corporation, Chicago Title Company, Foothill Capital Corporation, dated December 14, 2000, filed as Exhibit 10.43 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference herein.

10.24

Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture filing between Evans & Sutherland Computer Corporation, Chicago Title Company, Foothill Capital Corporation, dated December 14, 2000, filed as Exhibit 10.44 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.

10.25

Absolute Assignment of Sub-Leases and Rent by Evans & Sutherland Computer Corporation, dated December 14, 2000, filed as Exhibit 10.45 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.

10.26

Absolute Assignment of Sub-Leases and Rent by Evans & Sutherland Computer Corporation, dated December 14, 2000, filed as Exhibit 10.46 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.

10.27

Absolute Assignment of Sub-Leases and Rent by Evans & Sutherland Computer Corporation, dated December 14, 2000, filed as Exhibit 10.47 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference

10.28

Asset Purchase Agreement between Video Display Corporation and Evans & Sutherland Computer Corporation, dated October 12, 2004, filed herein. Certain information in this exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.29	Credit Agreement between Evans & Sutherland Computer Corporation and Wells Fargo Bank, National Association effective December 1, 2004, filed herein.
10.30

Security Agreement between Evans & Sutherland Computer Corporation and Wells Fargo Bank, National Association effective December 1, 2004, filed herein. Certain information in this exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

Subsidiaries of the registrant

21.1	Subsidiaries of Registrant, filed herein.

Consent of experts and counsel

23.1	Consent of Independent Registered Public Accounting Firm, filed herein.

Power of attorney

24.1	Powers of Attorney for Messrs. James R. Oyler, Kevin A. Paprzycki, Wolf-Dieter Hass, David J. Coghlan, William Schneider, and James P. McCarthy, filed herein.

Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herein.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herein.

Section 1350 Certifications

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

TRADEMARKS USED IN THIS FORM 10-K

E&S, ESLP, Harmony, ESIG, ESCP, ECT, simFUSION, EPX, EP, Environment Processor and Digistar are trademarks or registered trademarks of Evans & Sutherland Computer Corporation.  All other product, service, or trade names or marks are the properties of their respective owners.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Evans & Sutherland Computer Corporation and Subsidiaries

		Additions	Deductions
		charged	charged
	Balance	(reversed)	(recovered)	Balance
	at beginning	to cost and	against	at end of
	of year	expenses	provision	year
Allowance for doubtful receivables
December 31, 2004	$351	$326	$27	$650
December 31, 2003	856	68	573	351
December 31, 2002	6,413	(734)	4,823	856
Inventory reserves
December 31, 2004	$24,256	$2,231	$11,380	$15,107
December 31, 2003	9,716	16,065	1,525	24,256
December 31, 2002	7,429	3,194	907	9,716
Warranty reserves
December 31, 2004	$1,290	$1,188	$1,007	$1,471
December 31, 2003	968	2,274	1,952	1,290
December 31, 2002	1,966	617	1,615	968
Accrued liquidated damages and penalties
December 31, 2004	$1,734	$115	$1,287	$562
December 31, 2003	1,050	1,850	1,166	1,734
December 31, 2002	1,500	150	600	1,050

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION (REGISTRANT)

By:	/s/ James R. Oyler
James R. Oyler—President and Chief Executive Officer
By:	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki—Chief Financial Officer

Date: March 31, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*
David J. Coghlan—Chairman of the Board
*
Wolf-Dieter Hass—Director
*
William Schneider, Jr.—Director
*
James P. McCarthy—Director

By:	/s/ Kevin A. Paprzycki
* Attorney-in-Fact
Date: March 31, 2005