Form 10-Q
period 2005-04-01
EVANS & SUTHERLAND COMPUTER CORP
filed 2005-05-16
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended April 1, 2005

or

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

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding at April 29, 2005 was 10,518,696.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended April 1, 2005

PART I – FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	April 1,	December 31,
	2005	2004
ASSETS
Current assets:
Cash	$13,021	$10,147
Restricted cash	3,423	3,414
Accounts receivable, less allowances for doubtful receivables of $550 and $650, respectively	11,510	15,102
Costs and estimated earnings in excess of billings on uncompleted contracts	6,493	5,616
Inventories	11,524	10,802
Prepaid expenses and deposits	4,307	4,655
Total current assets	50,278	49,736
Property, plant and equipment, net	20,077	20,753
Investments	2,057	1,933
Other assets	1,483	1,349
Total assets	$73,895	$73,771
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,558	$6,454
Accrued liabilities	10,466	11,032
Customer deposits	4,277	2,968
Billings in excess of costs and estimated earnings on uncompleted contracts	17,708	11,703
Total current liabilities	38,009	32,157
Convertible subordinated notes	18,015	18,015
Pension and retirement obligations	19,911	19,836
Total liabilities	75,935	70,008
Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, no par value; authorized 10,000,000 shares; no issued and no outstanding shares	—	—
Common stock, $0.20 par value; 30,000,000 shares authorized; 10,869,321 and 10,864,042 shares issued, respectively	2,174	2,173
Additional paid-in-capital	49,738	49,707
Common stock in treasury, at cost; 352,500 shares	(4,709)	(4,709)
Accumulated deficit	(44,007)	(38,015)
Accumulated other comprehensive loss	(5,236)	(5,393)
Total stockholders’ equity (deficit)	(2,040)	3,763
Total liabilities and stockholders’ equity (deficit)	$73,895	$73,771

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	April 1,	April 2,
	2005	2004

Sales	$13,859	$17,790
Cost of sales	9,287	10,908
Gross profit	4,572	6,882

Expenses:
Selling, general and administrative	4,535	6,086
Research and development	4,284	3,954
Restructuring charge (recoveries)	1,891	(491)
Operating expenses	10,710	9,549
Gain on sale of assets	—	155
Operating loss	(6,138)	(2,512)
Other income (expense), net	(265)	(490)
Loss before income taxes	(6,403)	(3,002)
Income tax expense (benefit)	(411)	38
Net loss	$(5,992)	$(3,040)

Basic and diluted net loss per common share	$(0.57)	$(0.29)
Basic and diluted weighted average common shares outstanding	10,514	10,488

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	April 1,	April 2,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,992)	$(3,040)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,063	1,338
Gain on sale of assets	—	(155)
Loss on disposal of property, plant and equipment	84	15
Income from equity investment in joint venture	(240)	(37)
Provisions for losses on accounts receivable	(63)	16
Provision for excess and obsolete inventory	419	427
Provision for warranty expense	290	458
Other	11	40
Change in assets and liabilities:
Decrease in accounts receivable	3,655	6,397
Decrease (increase) in inventories	(1,141)	694
Decrease in costs and estimated earnings in excess of billings on uncompleted contracts, net	5,128	1,303
Decrease (increase) in prepaid expenses and deposits	490	(36)
Increase in other assets	(287)	—
Decrease in accounts payable	(896)	(1,560)
Decrease in accrued liabilities	(780)	(1,856)
Increase (decrease) in customer deposits	1,309	(1,610)
Net cash provided by continuing operations	3,050	2,394
Cash flows from investing activities:
Purchases of property, plant and equipment	(514)	(412)
Proceeds from sale of property, plant and equipment	46	—
Dividends from equity investment in joint venture	273	—
Net cash used in investing activities	(195)	(412)
Cash flows from financing activities:
Net repayments on line of credit agreements	—	(1,928)
Increase in restricted cash	(9)	(28)
Proceeds from issuances of common stock	28	35
Net cash provided by (used in) financing activities	19	(1,921)

Net change in cash	2,874	61
Cash at beginning of period	10,147	9,714
Cash at end of period	$13,021	$9,775

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$542	$598
Cash paid for income taxes	14	8

See accompanying notes to condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All currency amounts in thousands unless otherwise indicated.

1.              GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with accounting principles generally accepted in the United States of America.  This report on Form 10-Q for the three months ended April 1, 2005, should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2004.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows.  The results of operations for the three month period ended April 1, 2005, are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

Certain amounts in the 2004 condensed consolidated financial statements and notes have been reclassified to conform to the 2005 presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates that require management’s most difficult and subjective judgments include revenue recognition based on the percentage-of-completion method, inventory reserves, accruals for liquidated damages and late penalties, allowance for doubtful accounts, income tax valuation allowance, restructuring charges, impairment of long-lived assets, and useful life of depreciable assets.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment.” SFAS 123R is a revision of SFAS 123. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Primarily, SFAS 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

The SEC has permitted companies subject to its oversight additional time to implement the requirements of SFAS 123R.  Accordingly, we will implement the guidance of SFAS 123R at the beginning of our next fiscal year, which will be January 1, 2006.  We do not expect the adoption of SFAS 123R to have a material impact on our financial position or cash flows; however it will have a material impact on our results of operations as we are required to recognize stock-based compensation to our employees as compensation expense over their service period.

2.              RESTRICTED CASH

Restricted cash represents bank deposits securing certain of our financial obligations.  As of April 1, 2005 restricted cash includes $2,969 securing outstanding letters of credit which mature or expire within one year and $454 securing a bond for importation of goods into the United Kingdom by Evans & Sutherland Computer Ltd., our wholly-owned subsidiary.  As of April 1, 2005, other assets includes restricted cash of $650 securing outstanding letters of credit which mature or expire after one year.

3.              NET LOSS PER COMMON SHARE

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

In calculating net loss per common share, the net loss was the same for both the basic and diluted calculation.  The diluted weighted average number of common shares outstanding during the three months ended April 1, 2005 and April 2, 2004 excludes common stock issuable pursuant to outstanding stock options and the 6% Debentures because inclusion of these common stock equivalents would have had an anti-dilutive effect on loss per common share.  The total number of common stock equivalents excluded from diluted loss per share was 2,348,819 and 2,486,093 for the three months ended April 1, 2005 and April 2, 2004, respectively.

4.              STOCK-BASED COMPENSATION

We have stock incentive plans that provide for the grant of options to officers, employees, consultants, and independent contractors.  We have adopted the footnote disclosure provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”).  SFAS 123 encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments.  However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  We have elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS 123 and SFAS 148.

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

We account for our stock options granted to employees under APB 25, whereby no compensation cost has been recognized as all options granted have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  Had compensation cost for these options been determined consistent with SFAS 123, our net loss and loss per common share would have been changed to the following pro forma amounts during fiscal year: (in thousands, except per share amounts)

	Three Months Ended
	April 1, 2005	April 2, 2004

Net loss, as reported	$(5,992)	$(3,040)

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(151)	(117)
Pro forma net loss	$(6,143)	$(3,157)

Net loss per common share:
Basic and diluted – as reported	$(0.57)	$(0.29)

Basic and diluted – pro forma	$(0.58)	$(0.30)

5.              INVENTORIES

Inventories consist of the following:

	April 1, 2005	December 31, 2004

Raw materials	$4,336	$5,078
Work-in-process	1,985	1,300
Finished goods	5,203	4,424

	$11,524	$10,802

6.              OTHER COMPREHENSIVE LOSS

Other comprehensive loss is comprised of the following:

	Three Months Ended
	April 1,	April 2,
	2005	2004

Net loss	$(5,992)	$(3,040)
Other comprehensive income:
Unrealized gain marketable on securities	154	51
Foreign currency translation	3	—
Other comprehensive income	157	51

Comprehensive loss	$(5,835)	$(2,989)

7.              GEOGRAPHIC INFORMATION

The following table presents sales by geographic location based on the location of the use of the product or services.  Sales to individual countries greater than 10% of consolidated sales are shown separately:

	Three Months Ended
	April 1, 2005	April 2, 2004

United States	$6,339	$7,030
United Kingdom	3,607	3,222
Europe (excluding United Kingdom)	1,673	4,495
Pacific Rim	1,638	2,419
Other	602	624
	$13,859	$17,790

The following table presents net property, plant and equipment by geographic location based on the location of the assets:

	April 1, 2005	December 31, 2004

United States	$19,741	$20,512
United Kingdom	336	241
Total property, plant and equipment, net	$20,077	$20,753

8.              RESTRUCTURING CHARGES

During the first quarter of 2005, we initiated a restructuring plan in order to improve our profitability and cash flow from operations.  During the first quarter of 2005, we recorded a restructuring charge of $1,891which includes $1,601 of termination benefits, $134 of operating lease termination costs, $105 of relocation costs and $51 of outplacement costs.  We expect to incur $83 in additional relocation costs during the second and third quarters of 2005.

During the first quarter of 2004, we recovered $491 of accruals from restructurings initiated in 2001, 2002 and 2003, due to re-evaluation of our estimated obligation and paid severance benefits of $1,066.  As of April 1, 2005, we have accrued $65 for these restructuring plans and estimate that no further obligations exist in relationship to these restructuring plans.

Accrued restructuring costs have been reported as ‘Accrued liabilities’ in the accompanying condensed consolidated balance sheets.

The following table represents restructuring provision activity in the first three months of 2005:

	Beginning	Restructuring	Amounts	Ending
	Balance	Accrual	Paid	Balance
Three Months Ended April 1, 2005	$61	$1,891	$(704)	$1,248

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

The following table provides the changes in our warranty reserves for the first three months of 2005:

	Balance at	Provision for	Warranty	Balance at
	December 31,	warranty	charges against	April 1,
	2004	expense	the reserve	2005

Warranty reserves	$1,471	$290	$(499)	$1,262

10.       EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost

For the three months ended:

	Pension Plan		SERP
	April 1, 2005	April 2, 2004	April 1, 2005	April 2 2004

Service cost	$—	$—	$37	$130
Interest cost	600	625	121	127
Expected return on assets	(572)	(591)	—	—
Amortization of actuarial loss	28	17	—	—
Amortization of prior year service cost	—	—	—	(15)
Net periodic benefit cost	$56	$51	$158	$242

Employer Contributions

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, we do not expect to contribute to the Pension Plan in 2005.  In the first three months of 2005, we made no contributions to the Pension Plan.  We anticipate that we will make no contributions to the Pension Plan in the remainder of this fiscal year unless required to do so by statutory funding requirements.  In the first three months of 2005, we contributed $120 to the Supplemental Executive Retirement Plan (“SERP”) in order to pay $120 in benefits.  We are not required to fund the SERP and we do not fund it.  All benefit payments are made by us directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes.  We anticipate that we will pay benefits of $300 in the remainder of this fiscal year.

Item 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this Form 10-Q.  All currency amounts are in thousands unless otherwise indicated.  Except for the historical information contained herein, this quarterly report on Form 10-Q includes certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, including, among others, those statements preceded by, followed by, or including the words “estimates,” “believes,” “expects,” “anticipates,” “plans,” “projects,” or similar expressions.

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  These forward-looking statements include, but are not limited to:

•                                                      Our belief that sales will increase in future quarters.

•                                                      Our belief that the first quarter of 2005 marks the low point for sales in 2005.

•                                                      Our belief that growing orders and backlog will lead to higher shipments for the remainder of 2005 and thereby increase sales for the remainder of 2005.

•                                                      Our belief that the full year 2005 will be profitable.

•                                                      Our belief that we will continue to reduce our operating expenses as a result of completion of initial product development and headcount reductions attributable to the restructuring from the first quarter of 2005.

•                                                      Our belief that the guarantees we issued in connection with the Quest Flight Training Ltd. project will not be called upon for payment or performance.

•                                                      Our belief that existing cash, restricted cash, expected cash from future operations, and the potential sale of an additional building along with other cost cutting measures will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months.

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  Our actual results could differ materially from these forward-looking statements.  Recent trends are not necessarily reliable indicators of future stock prices or financial performance and there can be no assurance that the events contemplated by the forward-looking statements contained in this quarterly report will, in fact, occur.  For further information, refer to the business description and additional risk factors sections included in our Form 10 K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

BUSINESS OVERVIEW

Evans & Sutherland produces high-quality visual systems used to rapidly and accurately display computer-generated images of the real world.  With a 37-year history in computer graphics, we are widely regarded as both a pioneer and a leader in providing the world’s most realistic visual systems.  We design, manufacture, market and support our visual systems to provide simulation training for a wide range of military and commercial applications, as well as for planetariums, science centers, and entertainment venues.  We use a wide range of hardware from desktop personal computers (PCs) to what we believe are the most advanced image generation and display components in the world.

For more than 30 years, we have had a significant share of the overall market for visual systems.  We estimate that our market share has ranged from 20% to 60%, depending on the specific market.  We estimate that the size of the market for visual systems is approximately $300,000 annually.

We operate as one business, providing visual simulation solutions to an international customer base.  Our simulation solutions can be categorized into four customer markets:  military simulation, commercial simulation, digital theater, and service & support.

EXECUTIVE SUMMARY

Because we had a loss in the first quarter of 2005, we implemented several steps to improve profitability.  We reduced employment and worked to reduce the amount of real estate we occupy, in order to reduce operating expenses and improve gross margins in the future.  These actions resulted in a restructuring charge in the quarter.  Our overall revenues decreased, but we experienced continued robust sales in the planetarium market from our Digistar 3 visual systems.  We expect to see sales growth over the remainder of the year in all markets as a result of our strong backlog, which remained at a high level.  We continued to make good progress in bringing our recently announced laser projector to market, and deliveries are expected to contribute to revenue growth in 2005 and beyond.  We generated strong positive cash flow from operations and significantly increased our cash while remaining free of short-term debt.  Overall, we expect the combination of future revenue growth from new product offerings and cost reductions from our restructuring plan to return us to profitability later in 2005.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are considered by management to be critical to an understanding of our financial statements.  Their application places significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  A summary of critical accounting policies can be found in our Form 10-K for the year ended December 31, 2004.  For all of these policies, management cautions that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment.

RESULTS OF OPERATIONS

Summary

Although our first quarter of 2005 was unprofitable, we made progress in key areas and took important steps toward returning to profitability.  Sales were down compared to the first quarter of 2004; however, we continued to see robust sales in the planetarium market and expect improvement in all our markets through the remainder of 2005.  Our gross margins also decreased, but we expect them to increase over the remainder of 2005 as a result of our revenue growth as well as our planned cost reductions.  Our 2005 first quarter loss was driven by $1,891 of restructuring charges related to headcount reductions and additional restructuring plan activities taken in March.  Our selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses combined for a $1,221 reduction from the first quarter of 2004 due to our continuing focus on cost reductions.  Our backlog remained relatively flat during the first quarter and we expect future orders to drive a book-to-bill ratio greater than 1:1 for 2005 which will keep our backlog high.  Overall, the combination of our future sales growth and cost reductions resulting from our restructuring plan will allow us to return to profitability over the course of 2005.

First Quarter 2005 Compared to First Quarter 2004

Consolidated Sales

The following table summarizes our consolidated sales for the three months ended:

	For the Three Months Ended
	April 1, 2005	April 2, 2004
Sales	$13,859	$17,790

Our first quarter 2005 sales decreased 22% compared to first quarter 2004 primarily as a result of a 52% drop in sales to the commercial market.  This commercial market decrease was largely caused by three large commercial market deliveries in the first quarter of 2004 comprising over $3,000 in sales.  No commercial deliveries of this magnitude were made during the first quarter of 2005, but we expect sales to this market to increase over the remainder of 2005.  Sales to the military market also decreased by 22% as military funds have continued to be diverted to other needs.  We believe the military market will also improve over the course of 2005 as military training requirements increase and we expect future improvement in orders and sales from these customers.  We also experienced a 24% decrease in service and support sales.  This decrease resulted from two factors: improved product reliability has reduced the need for service in the commercial and military simulation markets, and lower sales over the past few years has reduced sales of spare parts.  We again experienced sales growth in the planetarium market as a result of the success of our Digistar 3 visual systems and expect this growth in the planetarium market to continue.

Gross Margin

The following table summarizes our gross margin and the percentage to total sales during the three months ended:

	For the Three Months Ended
	April 1, 2005	April 2, 2004
Gross margin	$4,572	$6,882
Gross margin percentage	33.0%	38.7%

Our gross margin decreased 5.7% from the first quarter of 2004 to the first quarter of 2005.  This was driven primarily by a change in product mix in the military market.  During the first quarter of 2005, significant military deliveries were made on contracts with a high proportion of subcontract pass-through sales resulting in a 7.2% military market gross margin decrease.  The commercial market gross margins also decreased 8.4% as lower commercial revenues impacted our ability to absorb our fixed manufacturing and overhead costs.  We expect our manufacturing and overhead costs will decrease in the future as a result of lower labor and facility costs as we complete our building sale and facilities consolidation.  Our gross margin on sales to the planetarium market remained strong but decreased 4.8% as a result of some unique high gross margin deliveries during the first quarter of 2004.

Operating Expenses

The following table summarizes our operating expenses during the three months ended:

	For the Three Months Ended
	April 1, 2005	April 2, 2004
Selling, general and administrative	$4,535	$6,086
Research and development	4,284	3,954
Restructuring charge (recovery)	1,891	(491)
Operating expenses	$10,710	$9,549

Operating expenses were 12% higher in the first quarter of 2005 compared to the first quarter of 2004, primarily because of a $2,382 increase in restructuring charges.  In order to improve our profitability and cash flow based on our projections for 2005, we initiated a restructuring plan in March 2005 to reduce cost of sales and operating expenses and to improve our cash flow from operations. The largest cost in our business is labor and labor-related costs. As a result, we reduced our aggregate labor force by approximately 60 full-time equivalent employees and recorded a restructuring charge of $1,891.  We expect this action to reduce our labor and labor-related costs by approximately $5,140 per year. Due to the timing of the restructuring, we expect to reduce our costs approximately $3,860 in 2005. Our labor reductions were executed primarily in program management, program engineering and R&D engineering.  The restructuring charge of $1,891 in the first quarter of 2005 is compared to recoveries of $491 in the first quarter of 2004 due to the reversal of previous years’ restructuring charges related to favorable cost management in comparison to initial restructuring estimates.

SG&A expenses decreased by $1,551 primarily as a result of $942 reduction in labor and labor-related costs, $238 reduction in marketing expenses, and $371 of various net reductions in other expenses. R&D expenses increased $330 as we incurred final development expenditures in bringing our laser projector product to full production.  We expect continued reductions in our operating expenses as we benefit from the completion of new product development and significant savings from the headcount reductions taken in the first quarter of 2005.

Gain on Assets Held for Sale

We did not realize any gains on sale of assets in the first quarter of 2005 as shown in the table below compared to the first quarter of 2004:

	For the Three Months Ended
	April 1, 2005	April 2, 2004
Gain on assets held for sale	$—	$155

In the first quarter of 2004, we recognized a gain on the sale of assets in the amount of $155 as a result of favorable cost management in comparison to our previous cost estimates.

Other Income and Expense

The following table summarizes our other income and expense during the three months ended:

	For the Three Months Ended
	April 1, 2005	April 2, 2004
Other income (expense), net	$(265)	$(490)

Our other expenses decreased by 46% in the first quarter of 2005 compared to the first quarter of 2004 primarily as the result of a $203 increase in income from our equity investment in a joint venture.

Income Taxes

The following table summarizes our income tax expense (benefit) during the three months ended:

	For the Three Months Ended
	April 1, 2005	April 2, 2004
Income tax expense (benefit)	$(411)	$38

Our income tax expense (benefit) in the first quarter of 2005 was $411 net benefit due to a favorable resolution of certain worldwide income tax contingencies, compared to an income tax expense of $38 during the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Summary

Summary information about our financial position as of April 1, 2005 and December 31, 2004, is presented in the following table:

	April 1, 2005	December 31, 2004
Cash	$13,021	$10,147

Restricted cash	3,423	3,414

Total cash	16,444	13,561

Convertible subordinated notes	(18,015)	(18,015)

Net indebtedness	$(1,571)	$(4,454)

Stockholders’ equity (deficit)	$(2,040)	$3,763

Cash Flow

In the first three months of 2005, cash generated from our operating activities of $3,050 was mainly attributable to a reduction in accounts receivable due to significant progress on several large contracts resulting in collections, and an orders level driving increases in customer deposits and billings in excess of costs and estimated earnings on uncompleted contracts.

In the first three months of 2005, cash used by our investing activities of $195 was primarily due to the purchase of property, plant, and equipment, partially offset by receipt of a dividend from our equity investment in a joint venture.

In the first three months of 2005, cash provided by our financing activities of $19 was primarily due to proceeds from issuances of our common stock.

Credit Facilities

During 2004, we had two secured line of credit facilities, one of which provided for borrowings and the issuance of letters of credit up to $25,000 and the other provided for borrowings up to $2,500.

Our credit facilities expired in December 2004 and we are currently in negotiations to obtain new credit facilities. However, there can be no assurances that we will be successful in negotiating lines of credit on terms that will be acceptable to us. While we currently do not believe we will require access to a line of credit facility in the next 12 months, our needs may change in the future.

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

As of April 1, 2005, our outstanding letters of credit totaled $3,615. Letters of credit that expire in 2005 total $2,969 and those that expire in 2006-2007 total $650.

Rental Guarantee

In the second quarter of 2004, we entered into a three year building rental guarantee with the buyer of a building that was available for sale. Under terms of the rental guarantee, our maximum obligation will be reduced as the buyer leases out space in this building.  As of April 1, 2005, we had accrued $1,550 for this obligation and 100% of the leasable space in this building was available.  Assuming we are obligated for the remaining maximum amount, we would expect to make payments of $629 over the remainder of 2005, $708 in 2006, and $309 in 2007.

Other Information

As of April 1, 2005, $18,015 of 6% Convertible Subordinated Debentures was outstanding (the “6% Debentures”). The 6% Debentures, due in 2012, are unsecured and are convertible at each bondholder’s option into shares of our common stock at a conversion price of $42.10 per share for an aggregate of 428,000 shares of our common stock if all outstanding 6% Debentures are converted, subject to adjustment. The 6% Debentures are redeemable at our option, in whole or in part, at par.

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of April 1, 2005, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during 2005, 2004, or 2003.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

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

We believe our existing cash, restricted cash, letter of credit availability under our current arrangement, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations. At April 1, 2005, our total indebtedness was $18,015 consisting of long-term debt.  Our cash is available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

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

However, we have a 50% interest in Quest Flight Training, Limited. (“Quest”), a joint venture with Quadrant Group plc. (“Quadrant”), providing aircrew training services for the United Kingdom Ministry of Defence (“UK MOD”) under a 30-year contract.  The investment is accounted for under the equity method.  In connection with the services of Quest to the UK MOD, we guarantee various obligations of Quest.  As of April 1, 2005, we continue to have four guarantees outstanding related to Quest.  If Quest fails to meet its obligations under the contract, then we (and Quadrant) are required to perform under the terms of the contract.  Due to the length of the contract and the uncertainty of performance for which we would be liable if Quest fails to perform, we cannot estimate the maximum amount of possible future payments.  As of April 1, 2005, no amounts have been accrued for any estimated losses under these guarantees because we believe that Quest will meet all of its performance and financial obligations in relation to its contract with the UK MOD.  However, if we are required to perform under any or all of the four guarantees, it could have a material adverse impact on our operating results and liquidity.

CONTRACTUAL OBLIGATIONS

There were no material changes in our contractual obligations in the first three months of 2005 compared to contractual obligations reported in our 2004 Annual Report on Form 10-K.

BACKLOG

On April 1, 2005, our backlog was $83,704 compared with $84,232 on December 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment.” SFAS 123R is a revision of SFAS 123. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Primarily, SFAS 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

The SEC has permitted companies subject to its oversight additional time to implement the requirements of SFAS 123R.  Accordingly, we will implement the guidance of SFAS 123R at the beginning of our next fiscal year, which will be January 1, 2006.  We do not expect the adoption of SFAS 123R to have a material impact on our financial position or cash flows; however it will have a material impact on our results of operations as we are required to recognize stock-based compensation to our employees as compensation expense over their service period.

TRADEMARKS USED IN THIS FORM 10-Q

Digistar is a registered trademark of Evans & Sutherland Computer Corporation.  All other products, services, or trade names or marks are the properties of their respective owners.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates.  Our international sales, which accounted for 54% of our total sales in the three months ended April 1, 2005, are concentrated in the United Kingdom, continental Europe, and Asia.    In general, we enter into sale agreements with our international customers denominated in U.S. dollars.  Foreign currency purchase and sale contracts may be entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  We do not enter into foreign currency contracts for trading purposes and do not use leveraged contracts.  As of April 1, 2005, we had sales contracts in Euros with approximately €2,196 remaining to collect and sales contracts in GBP with approximately £835 remaining to collect.

As of April 1, 2005, our fixed-rate instruments consist solely of our 6% convertible debentures due in 2012.  The outstanding balance of the 6% convertible debentures as of April 1, 2005 was $18,015.  The fair value of the 6% convertible debentures, based on quoted market prices was $12,611 as of April 1, 2005.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2005 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 1, 2005, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

During the quarter ended April 1, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EVANS & SUTHERLAND COMPUTER CORPORATION

Date May 16, 2005	By:	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki, Chief Financial Officer,
and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)