Form 10-Q
period 2005-07-01
EVANS & SUTHERLAND COMPUTER CORP
filed 2005-08-15
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended July 1, 2005

or

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

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding at July 29, 2005 was 10,524,501.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended July 1, 2005

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	July 1,	December 31,
	2005	2004

ASSETS
Current assets:
Cash	$10,503	$10,147
Restricted cash	2,374	3,414
Accounts receivable, less allowances for doubtful receivables of $580 and $650, respectively	13,744	15,102
Costs and estimated earnings in excess of billings on uncompleted contracts	7,377	5,616
Inventories	11,924	10,802
Assets held for sale	3,820	—
Prepaid expenses and deposits	4,294	4,655
Total current assets	54,036	49,736
Property, plant and equipment, net	15,980	20,753
Investments	1,262	1,933
Other assets	1,449	1,349
Total assets	$72,727	$73,771
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,638	$6,454
Accrued liabilities	10,223	11,032
Customer deposits	4,663	2,968
Billings in excess of costs and estimated earnings on uncompleted contracts	15,277	11,703
Total current liabilities	38,801	32,157
Convertible subordinated notes	18,015	18,015
Pension and retirement obligations	20,125	19,836
Total liabilities	76,941	70,008
Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, no par value; authorized 10,000,000 shares; no issued and no outstanding shares	—	—
Common stock, $0.20 par value; 30,000,000 shares authorized; 10,875,575 and 10,864,042 shares issued, respectively	2,175	2,173
Additional paid-in-capital	49,767	49,707
Common stock in treasury, at cost; 352,500 shares	(4,709)	(4,709)
Accumulated deficit	(45,422)	(38,015)
Accumulated other comprehensive loss	(6,025)	(5,393)
Total stockholders’ equity (deficit)	(4,214)	3,763
Total liabilities and stockholders’ equity (deficit)	$72,727	$73,771

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2005	2004	2005	2004

Sales	$20,426	$16,816	$34,285	$34,606
Cost of sales	12,521	10,955	21,808	21,863
Gross profit	7,905	5,861	12,477	12,743
Expenses:
Selling, general and administrative	5,130	6,052	9,665	12,138
Research and development	3,988	5,203	8,272	9,157
Restructuring charge (recovery)	35	—	1,926	(491)
Operating expenses	9,153	11,255	19,863	20,804
Gain on sale of assets held for sale	—	3,488	—	3,488
Gain on sale of assets	—	—	—	155
Operating loss	(1,248)	(1,906)	(7,386)	(4,418)
Other income (expense), net	(141)	(334)	(406)	(824)
Loss before income taxes	(1,389)	(2,240)	(7,792)	(5,242)
Income tax expense (benefit)	26	58	(385)	96
Net loss	$(1,415)	$(2,298)	$(7,407)	$(5,338)

Net loss per common share:
Basic and diluted	$(0.13)	$(0.22)	$(0.70)	$(0.51)
Weighted average common shares outstanding:
Basic and diluted	10,519	10,495	10,517	10,491

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	July 1,	July 2,
	2005	2004
Cash flows from operating activities:
Net loss	$(7,407)	$(5,338)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,083	2,657
Gain on assets held for sale	—	(3,488)
Gain on sale of assets	—	(155)
Gain on sale of investment securities	(692)	(133)
Loss on disposal of property, plant and equipment	136	17
Income from equity investment in joint venture	(321)	—
Provision for losses on accounts receivable	(94)	31
Provision for excess and obsolete inventory	656	896
Provision for warranty expense	480	745
Other	24	45
Change in assets and liabilities:
Decrease in accounts receivable	1,451	8,421
Decrease (increase) in inventories	(1,778)	1,156
Decrease in costs and estimated earnings in excess of billings on uncompleted contracts, net	1,813	3,554
Decrease (increase) in prepaid expenses and deposits	644	(40)
Increase in other assets	(407)	(871)
Increase (decrease) in accounts payable	2,184	(2,471)
Decrease in accrued liabilities	(999)	(2,823)
Increase (decrease) in customer deposits	1,696	(1,126)
Net cash provided by (used in) operations	(531)	1,077
Cash flows from investing activities:
Proceeds from sale of assets held for sale	—	8,288
Proceeds from sale of investment securities	778	633
Purchases of property, plant and equipment	(1,326)	(1,373)
Proceeds from sale of property, plant and equipment	68	—
Dividends from equity investment in joint venture	273	—
Net cash provided by (used in) investing activities	(207)	7,548
Cash flows from financing activities:
Net repayments on line of credit agreements	—	(6,801)
Decrease (increase) in restricted cash	1,040	(1,640)
Proceeds from issuances of common stock	54	67
Net cash provided by (used in) financing activities	1,094	(8,374)

Net change in cash	356	251
Cash at beginning of period	10,147	9,714
Cash at end of period	$10,503	$9,965

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$617	$604
Cash paid for income taxes	14	96

EVANS & SUTHERLAND COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All currency amounts in thousands unless otherwise indicated.

1.              GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with accounting principles generally accepted in the United States of America.  This report on Form 10-Q for the three and six months ended July 1, 2005, should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2004.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows.  The results of operations for the three and six month periods ended July 1, 2005, are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

Certain amounts in the 2004 condensed consolidated financial statements and notes have been reclassified to conform to the 2005 presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates that require management’s most difficult and subjective judgments include revenue recognition based on the percentage-of-completion method, inventory reserves, accruals for liquidated damages and late penalties, allowance for doubtful accounts, warranty reserves,  income tax valuation allowance, restructuring charges, and useful life of depreciable assets.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (“SFAS 123R”), “Share-Based Payment.” SFAS 123R is a revision of SFAS 123. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Primarily, SFAS 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

SFAS 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Therefore, if an employee does not ultimately render the requisite service, the costs recognized related to unvested options would be reversed.

The SEC has permitted companies subject to its oversight additional time to implement the requirements of SFAS 123R.  Accordingly, we will implement the guidance of SFAS 123R at the beginning of our next fiscal year, January 1, 2006.  We do not expect the adoption of SFAS 123R to have a material impact on our financial position or cash flows; however it will have a material impact on our results of operations as we are required to recognize stock-based compensation to our employees as compensation expense under the fair value method over their service period.

2.              RESTRICTED CASH

Restricted cash represents bank deposits securing certain of our financial obligations.  As of July 1, 2005 restricted cash consisted of $1,944 securing outstanding letters of credit which mature or expire within one year and $430 securing a bond for importation of goods into the United Kingdom by Evans & Sutherland Computer Ltd., our wholly-owned subsidiary.  As of July 1, 2005, other assets included restricted cash of $814 securing outstanding letters of credit which mature or expire after one year.

3.              NET LOSS PER COMMON SHARE

Net loss per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period.  Stock options and the 6% Convertible Subordinated Debentures due in 2012 (“6% Debentures”) are considered to be common stock equivalents.

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

In calculating net loss per common share, the net loss was the same for both the basic and diluted calculation.  The diluted weighted average number of common shares outstanding during the three and six months ended July 1, 2005 and July 2, 2004 excludes common stock issuable pursuant to outstanding stock options and the 6% Debentures because inclusion of these common stock equivalents would have had an anti-dilutive effect on loss per common share.  The total number of common stock equivalents excluded from diluted loss per share was 2,710,823 and 2,970,901 for the six months ended July 1, 2005 and July 2, 2004, respectively.

4.              STOCK-BASED COMPENSATION

We have stock incentive plans that provide for the grant of options to officers, employees, consultants, and independent contractors.  We have adopted the footnote disclosure provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”).  SFAS 123 encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments.  However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  We have elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS 123 and SFAS 148.

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

We account for our stock options granted to employees under APB 25, whereby no compensation cost has been recognized as all options granted have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  Had compensation cost for these options been determined consistent with SFAS 123, our net loss and loss per common share would have been changed to the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004

Net loss	$(1,415)	$(2,298)	$(7,407)	$(5,338)

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(154)	(99)	(305)	(216)
Pro forma net loss	$(1,569)	$(2,397)	$(7,712)	$(5,554)

Net loss per common share:
Basic and diluted – as reported	$(0.13)	$(0.22)	$(0.70)	$(0.51)
Basic and diluted – pro forma	$(0.15)	$(0.23)	$(0.73)	$(0.53)

5.              INVENTORIES

Inventories consist of the following:

	July 1, 2005	December 31, 2004

Raw materials	$5,706	$5,078
Work-in-process	876	1,117
Finished goods	5,342	4,607

	$11,924	$10,802

6.              OTHER COMPREHENSIVE LOSS

Other comprehensive loss is comprised of the following:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2005	2004	2005	2004

Net loss	$(1,415)	$(2,298)	$(7,407)	$(5,338)
Other comprehensive income:
Reclassification adjustment due to realization of gain on sale of marketable securities	(722)	—	(722)	—
Unrealized gain (loss) on marketable securities	—	3	(154)	(48)
Foreign currency translation	(67)	—	(64)	—
Other comprehensive income (loss)	(789)	3	(632)	(48)
Comprehensive loss	$(2,204)	$(2,295)	$(8,039)	$(5,386)

7.              GEOGRAPHIC INFORMATION

The following table presents sales by geographic location of our customers.  Sales to individual countries greater than 10% of consolidated sales are shown separately:

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004

United States	$10,610	$6,920	$17,050	$13,951
United Kingdom	4,626	3,343	7,982	6,565
Europe (excluding United Kingdom)	1,590	4,141	3,264	8,636
Pacific Rim	2,724	2,179	4,500	4,598
Other	876	233	1,489	856
Total sales	$20,426	$16,816	$34,285	$34,606

The following table presents net property, plant and equipment by geographic location based on the location of the assets:

	July 1, 2005	December 31, 2004
United States	$15,667	$20,512
United Kingdom	313	241
Total property, plant and equipment, net	$15,980	$20,753

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

During the second quarter of 2005, we recorded an additional restructuring charge of $35, which represents additional operating lease termination costs incurred as part of the first quarter restructuring.

During the first quarter of 2004, we recovered $491 of accruals from restructurings initiated in 2001, 2002 and 2003, due to re-evaluation of our estimated obligation and paid severance benefits of $1,066.  As of July 1, 2005, a liability of $60 remains for these restructuring plans and we estimate that no additional obligations will be incurred in relation to these restructuring plans.

Accrued restructuring costs have been reported as “Accrued liabilities” in the accompanying condensed consolidated balance sheets.

The following table represents restructuring provision activity for 2005:

	Beginning	Restructuring	Amounts	Ending
	Balance	Accrual	Paid	Balance
Three months ended July 1, 2005	$1,248	$35	$(658)	$625
Six months ended July 1, 2005	$61	$1,926	$(1,362)	$625

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

The following table provides the changes in our warranty reserves for the first six months of 2005:

	Balance at	Provision for	Warranty	Balance at
	December 31,	warranty	charges against	July 1,
	2004	expense	the reserve	2005
Warranty reserves	$1,471	$480	$(749)	$1,202

10.       EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost

For the three months ended:

	Pension Plan		Supplemental Executive Retirement Plan
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004

Service cost	$—	$—	$37	$130
Interest cost	600	417	121	127
Expected return on assets	(572)	(394)	—	—
Amortization of actuarial loss	28	11	—	—
Amortization of prior year service cost	—	—	—	(15)
Net periodic benefit cost	$56	$34	$158	$242

For the six months ended:

	Pension Plan		Supplemental Executive Retirement Plan
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004

Service cost	$—	$—	$73	$260
Interest cost	1,200	1,249	242	254
Expected return on assets	(1,144)	(1,181)	—	—
Amortization of actuarial loss	56	33	—	—
Amortization of prior year service cost	—	—	—	(30)
Net periodic benefit cost	$112	$101	$315	$484

Employer Contributions

We made no contributions to the Pension Plan during the first six months of 2005.  We do not anticipate making contributions in the remaining six months of 2005 unless required to do so by statutory funding requirements.

We contributed $200 to the Supplemental Executive Retirement Plan (“SERP”) to pay $200 in benefits.  We are not requited by statutory funding requirements to fund the SERP nor do we fund it.  All benefit payments are made directly to SERP beneficiaries and for reporting purposes are accounted for as both contributions made and benefits paid.  We anticipate paying SERP benefits of $220 for the remainder of fiscal year 2005

11.       ASSETS HELD FOR SALE

During June 2005, we vacated and placed for sale a building and its related assets to help decrease operating costs.  We expect to sell the building within one year.  The building and related assets were classified as an asset held for sale as of July 1, 2005.  The asset group includes the following major classes of assets:

		Accumulated	Net Carrying
Asset Class	Cost	Depreciation	Value
Buildings and improvements	$8,644	$(4,836)	$3,808
Manufacturing machinery and equipment	271	(259)	12
Office furniture and equipment	284	(284)	—
Total	$9,199	$(5,379)	$3,820

Item 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this Form 10-Q.  All currency amounts are presented in thousands unless otherwise indicated.  Except for the historical information contained herein, this quarterly report on Form 10-Q includes certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, including, among others, those statements preceded by, followed by, or including the words “estimates,” “believes,” “expects,” “anticipates,” “plans,” “projects,” or similar expressions.

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  These forward-looking statements include, but are not limited to:

•                                          Our belief that sales will increase in future quarters.

•                                          Our belief that gross margins on sales to service and support customers will increase in future quarters.

•                                          Our belief that we will continue to reduce our operating expenses as a result of completion of initial product development and headcount reductions attributable to the restructuring that occurred in the first quarter of 2005.

•                                          Our belief that existing cash, restricted cash, expected cash from future operations, along with cash savings from certain cost cutting measures will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months.

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  Our actual results could differ materially from these forward-looking statements.  Recent trends are not necessarily reliable indicators of future stock prices or financial performance and there can be no assurance that the events contemplated by the forward-looking statements contained in this quarterly report will, in fact, occur.  For further information, refer to the business description and additional risk factors sections included in our Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

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

EXECUTIVE SUMMARY

Our financial results improved significantly in the second quarter of 2005 in comparison to both the first quarter of 2005 and also to the second quarter of 2004.  Our revenues increased as a result of growth in our military market and we continued to experience robust sales and growth in our planetarium market as a result of our Digistar 3 visual systems.  We expect to see further sales growth in the third and fourth quarters of 2005 in all our markets as a result of a strong orders forecast and backlog deliveries, including the initial shipments of our laser projector.  Our gross margins also improved as a result of solid military and planetarium program cost execution and reductions in our manufacturing costs.  We reduced our operating expenses as we achieved the initial cost savings from our first quarter restructuring action and we decreased development expenditures on our laser projector as it nears production.  Our cash decreased from the first quarter due to the receipt of advance payments on certain programs that were received during the end of the first quarter.  Our balance sheet remains free of any short-term debt.

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

RESULTS OF OPERATIONS

Second Quarter and Six Months 2005 Compared to Second Quarter and Six Months 2004

Consolidated Sales

The following table summarizes our consolidated sales for the three and six months ended:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Sales	$20,426	$16,816	$34,285	$34,606

Second Quarter 2005 Compared to Second Quarter 2004

Our second quarter 2005 sales increased 21% compared to the second quarter of 2004 primarily as a result of growth in the military and planetarium markets.  Sales to military customers increased 36% over the prior year as a result of several large deliveries of ground warfare training visual systems.  We believe the military market will continue to improve over the course of 2005 and 2006 as military training requirements increase.  Our sales to planetarium customers increased 92% compared to prior year sales as a result of the success of our Digistar 3 technology in the planetarium market.  We expect this growth to continue.  Sales to our commercial market customers were essentially flat compared to the prior year.  We expect sales to the commercial market to also increase over the remainder of 2005 and 2006 as a result of increased new airplane purchases.  We experienced an offsetting 26% decrease in our sales to the service and support markets.  These decreasing service and support sales continue to result from two factors: improved product reliability reducing the need for service in the commercial and military simulation markets and lower commercial and military market system sales over the past few years reducing the demand for sales of spare parts.

First Half of 2005 Compared to First Half of 2004

Our year-to-date 2005 sales decreased 1% compared to year-to-date 2004.  Sales to military customers increased 7% and sales to planetarium customers increased 88% compared to the same period in 2004. The military increase is due to increased business in the ground warfare sector of the market, and the increase in the planetarium sales is driven by the strong performance of our Digistar 3 technology in that market. We believe the military market will continue to improve over the course of 2005 and 2006 as military training requirements increase, and we expect the growth in planetarium sales to continue.  Sales increases to military and planetarium customers were offset by decreases in sales to our commercial and service and support customers.  Sales to our commercial market customers were down 32% compared to the same period in the prior year.  This decrease was largely caused by three large commercial market deliveries in the first half of 2004 comprising over $3,000 in sales.  No commercial deliveries of this magnitude were made during the first half of 2005.  However, we expect commercial market sales to increase over the remainder of 2005 and 2006 as a result of increased new airplane purchases into that market.  We experienced a 26% decrease in our sales to the service and support markets.  This decrease in service and support sales is the result of two factors: improved product reliability reducing the need for service in the commercial and military simulation markets and lower commercial and military market system sales over the past few years reducing the demand for sales of spare parts.

Gross Margin

The following table summarizes our gross margin and the percentage to total sales during the three and six months ended:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Gross margin	$7,905	$5,861	$12,477	$12,743
Gross margin percentage	38.7%	34.9%	36.4%	36.8%

Second Quarter 2005 Compared to Second Quarter 2004

Our gross margin increased 3.8% from the second quarter of 2004 to the second quarter of 2005.  This was driven primarily by the successful execution of three large contracts in the military market where we achieved strong cost performance, resulting in an 18.8% increase in gross margins to our military customers over the same period in 2004.  Our commercial market gross margins decreased 5.3% as significant deliveries were made on a large competitively bid contract with lower gross margins.  Our gross margin on sales to the planetarium market increased 1.7% during the second quarter of 2005 as a result of two program deliveries with strong cost performance executed during the quarter.  Service and support gross margins declined 15.8% in the second quarter of 2005 as a result of several very high gross margin deliveries made during the second quarter of 2004, and the combination of decreased spares deliveries and increased maintenance costs in the second quarter of 2005.  We expect gross margins on sales to service and support customers to increase over the remainder of 2005 as our spares shipments increase and our maintenance costs improve.

First Half of 2005 Compared to First Half of 2004

Our gross margin decreased .4% from the first half of 2004 to the first half of 2005.  Increases in military market gross margins were offset by decreases in commercial and planetarium markets.  Military gross margins were 6.4% greater than the same period in 2004 due to the completion of three large contracts in the military market where we achieved strong cost performance.  Our gross margin on sales to the planetarium market has been essentially flat with only a 0.7% decrease.  Our commercial market gross margins decreased 5.6% as significant deliveries were made during the first half of 2005 on a large, competitively bid contract with lower gross margins.  Service and support gross margins declined 12.3% in the first half of 2005 as a result of several very high gross margin deliveries made during the second quarter of 2004, and the combination of decreased spares deliveries and increased maintenance costs in the first half of 2005.  We expect these gross margins on sales to service and support customers to increase over the remainder of 2005 as our spares shipments increase and our maintenance costs improve.

Operating Expenses

The following table summarizes our operating expenses during the three and six months ended:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Sales, general and administrative	$5,130	$6,052	$9,665	$12,138
Research and development	3,988	5,203	8,272	9,157
Restructuring charge (recovery)	35	—	1,926	(491)
Operating expenses	$9,153	$11,255	$19,863	$20,804

Second Quarter 2005 Compared to Second Quarter 2004

Operating expenses decreased 19% in the second quarter of 2005 compared to the second quarter of 2004.  Selling, general and administrative (“SG&A”) expenses decreased by $922 primarily as a result of $1,015 reduction in labor and labor-related costs, a $346 reduction in marketing and advertising expenses, and $41of decreases in various other expenses.  These SG&A decreases were partially offset by a $480 increase in legal costs for a claim we initiated.  Research and development (“R&D”) expenses decreased $1,215 primarily as a result of $1,199 decrease in development expenditures as we bring our laser projector product to full production.  We incurred a restructuring charge of $35 during the second quarter of 2005 as a result of the identification of additional termination costs on a lease canceled as part of our restructuring executed during the first quarter of 2005.  We expect continued reductions in our operating expenses as we benefit from the completion of new product development and significant savings from the headcount reductions taken in the first quarter of 2005.

First Half of 2005 Compared to First Half of 2004

Operating expenses decreased 4.5% in the first half of 2005 compared to the first half of 2004.  SG&A expenses decreased by $2,473 primarily as a result of $1,957 reduction in labor and labor-related costs, a $309 reduction in depreciation and amortization, and a $321 reduction in marketing and advertising expenses.  These reductions were partially offset by a $426 increase in legal costs for a claim we initiated.  R&D expenses decreased $885 as a result of a $735 decrease in development expenditures as we bring our laser projector product to full production, a $129 decrease in labor and labor-related costs, and $39 of decreases in various other expenses.

In order to improve our profitability and cash flow based on our projections for 2005, we initiated a restructuring plan in March 2005 to reduce cost of sales and operating expenses and to improve our cash flow from operations. The largest cost in our business is labor and labor-related costs. As a result, we reduced our aggregate labor force by approximately 60 full-time equivalent employees and recorded a restructuring charge of $1,891, which was increased $35 in the second quarter for an additional lease termination cost.  We expect this action to reduce our labor and labor-related costs by approximately $5,140 per year. Due to the timing of the restructuring, we expect to reduce our costs approximately $3,860 in 2005. This restructuring charge in Q1 of 2005 of $1,891, and the $35 addition in Q2 of 2005, represents an increase over the same period in 2004 of $2,417.  In the first quarter of 2004 we realized $491 savings from the reduction of accruals for costs associated with restructuring events prior to 2004.

Gain on Assets Held for Sale

We did not realize any gains on sale of assets held for sale in the first six months of 2005 as shown in the table below compared to the first six months of 2004:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Gain on assets held for sale	$—	$3,488	$—	$3,488

In June 2004, we sold an office building previously classified as an asset held for sale and recognized a gain in the amount of $3,488.

Other Income and Expense

The following table summarizes our other income and expense during the three and six months ended:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Other income (expense), net	$(141)	$(334)	$(406)	$(824)

Other income (expense), net for the second quarter of 2005 was 58% lower than the second quarter of 2004.  This decrease was primarily attributable to a $559 increase to the gain on sale of investment securities, an increase to interest income of $81, a $476 increase in unrealized foreign currency loss and a $60 increase in realized foreign currency gain due to the strengthening of the U.S dollar during the second quarter.

Other income (expense), net was 51% lower during the first two quarters of 2005 compared to the first two quarters of 2004.       This decrease was primarily attributable to a $559 increase to the gain on sale of investment securities, an increase in earnings from investment in joint venture of $279, an increase to interest income of $195, a decrease in bank fees of $191 due to termination of a line of credit during 2005, a $485 increase in unrealized foreign currency loss and a $278 increase in realized foreign currency gain due to the strengthening of the U.S dollar during the second quarter.

Income Taxes

The following table summarizes our income tax expense (benefit) during the three and six months ended:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Income tax expense (benefit)	$26	$58	$(385)	$96

Our income tax expense (benefit) in the first six months of 2005 was $(385) net benefit due to a favorable resolution of certain worldwide income tax contingencies, compared to an income tax expense of $96 during the first six months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Summary

Summary information about our financial position as of July 1, 2005 and December 31, 2004, is presented in the following table:

	July 1, 2005	December 31, 2004
Cash	$10,503	$10,147
Restricted cash	2,374	3,414
Total cash	12,877	13,561
Convertible subordinated notes	(18,015)	(18,015)
Net indebtedness	$(5,138)	$(4,454)

Stockholders’ equity (deficit)	$(4,214)	$3,763

Cash Flow

In the first six months of 2005, cash used in our operating activities of $531 was primarily attributable to fluctuations in working capital which included an increase in inventories, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts, an increase in accounts payable and an increase in customer deposits.

In the first six months of 2005, cash used in our investing activities of $207 was primarily due to purchases of property, plant, and equipment of $1,326, partially offset by receipt of a $273 dividend from our equity investment in a joint venture and $778 of proceeds from the sale of available for sale investments.

In the first six months of 2005, cash provided by our financing activities of $1,094 was primarily due to a $1,040 increase to restricted cash and $54 of proceeds from issuances of our common stock.

Credit Facilities

During 2004, we had two secured line of credit facilities, one of which provided for borrowings and the issuance of letters of credit up to $25,000 and the other provided for borrowings up to $2,500.

Our credit facilities expired in December 2004 and we are currently evaluating opportunities to obtain new credit facilities. However, there can be no assurances that we will be successful in obtaining lines of credit on terms we find acceptable. While we currently do not believe we will require access to a line of credit facility in the next 12 months, our needs may change in the future.

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

As of July 1, 2005, our outstanding letters of credit totaled $2,751. Letters of credit that expire in 2005 total $1,844 and those that expire in 2006-2007 total $907.

Rental Guarantee

In the second quarter of 2004, we entered into a three year building rental guarantee with the buyer of a building that was available for sale. Under terms of the rental guarantee, our maximum obligation will be reduced as the buyer leases out space in this building.  As of July 1, 2005, we had accrued $1,446 for this obligation and 100% of the space in this building was available.  If we are obligated for the maximum remaining amount, we would expect to make payments of $405 over the remainder of 2005, $708 in 2006, and $309 in 2007.

Other Information

As of July 1, 2005, $18,015 of 6% Convertible Subordinated Debentures (the “6% Debentures”) was outstanding. The 6% Debentures, due in 2012, are unsecured and are convertible at each bondholder’s option into shares of our common stock at a conversion price of $42.10 per share for an aggregate of 428,000 shares of our common stock if all outstanding 6% Debentures are converted, subject to adjustment.  The 6% Debentures are redeemable at our option, in whole or in part, at par.

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of July 1, 2005, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during 2005, 2004, or 2003.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.  However we have no current plans to repurchase shares.

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

We believe our existing cash, restricted cash, letter of credit availability under our current arrangement, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations. At July 1, 2005, our total indebtedness was $18,015 consisting of long-term debt represented by the 6% Debentures.  Our cash is available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

CONTRACTUAL OBLIGATIONS

There were no material changes in our contractual obligations in the first six months of 2005 compared to contractual obligations reported in our 2004 Annual Report on Form 10-K.

BACKLOG

On July 1, 2005, our backlog was $72,246 compared with $84,232 on December 31, 2004.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates.  Our international sales, which accounted for 51% of our total sales in the six months ended July 1, 2005, are concentrated in the
United Kingdom, continental Europe, and Asia.  In general, we enter into sale agreements with our international customers denominated in U.S. dollars.  Foreign currency purchase and sale contracts may be entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  We do not enter into foreign currency contracts for trading purposes and do not use leveraged contracts.  As of July 1, 2005, we had sales contracts in Euros with approximately €2,530 remaining to collect and sales contracts in GBP with approximately £1,478 remaining to collect.

We reduce our exposure to changes in interest rates by maintaining a high proportion of our debt in fixed-rate instruments.  As of July 1, 2005, our fixed-rate instruments consist solely of our 6% convertible subordinated debentures due in 2012, which had an outstanding balance and fair value, based on quoted market prices, as of July 1, 2005 of $18,015 and $12,841, respectively.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2005 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of July 1, 2005, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

During the quarter ended July 1, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EVANS & SUTHERLAND COMPUTER CORPORATION

Date	August 15, 2005	By:	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki, Chief Financial Officer,
and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)