Form 10-Q
period 2005-09-30
EVANS & SUTHERLAND COMPUTER CORP
filed 2005-11-14
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding at October 28, 2005 was 10,528,775.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended September 30, 2005

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash	$6,157	$10,147
Restricted cash	1,069	3,414
Accounts receivable, less allowances for doubtful receivables of $568 and $650, respectively	9,783	15,102
Costs and estimated earnings in excess of billings on uncompleted contracts	8,154	5,616
Inventories	12,169	10,802
Assets held for sale	3,820	—
Prepaid expenses and deposits	3,707	4,655
Total current assets	44,859	49,736
Property, plant and equipment, net	15,273	20,753
Investments	1,269	1,933
Other assets	1,327	1,349
Total assets	$62,728	$73,771

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,278	$6,454
Accrued liabilities	9,044	11,032
Customer deposits	4,871	2,968
Billings in excess of costs and estimated earnings on uncompleted contracts	7,945	11,703
Total current liabilities	30,138	32,157
Convertible subordinated notes	18,015	18,015
Pension and retirement obligations	20,190	19,836
Total liabilities	68,343	70,008
Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, no par value; authorized 10,000,000 shares; no issued and no outstanding shares	—	—
Common stock, $0.20 par value; 30,000,000 shares authorized; 10,880,590 and 10,864,042 shares issued, respectively	2,176	2,173
Additional paid-in-capital	49,792	49,707
Common stock in treasury, at cost; 352,500 shares	(4,709)	(4,709)
Accumulated deficit	(46,826)	(38,015)
Accumulated other comprehensive loss	(6,048)	(5,393)
Total stockholders’ equity (deficit)	(5,615)	3,763
Total liabilities and stockholders’ equity (deficit)	$62,728	$73,771

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004

Sales	$21,148	$15,882	$55,433	$50,488
Cost of sales	13,691	10,681	35,499	32,544
Gross profit	7,457	5,201	19,934	17,944
Expenses:
Selling, general and administrative	4,836	5,498	14,501	17,636
Research and development	3,563	4,126	11,835	13,283
Restructuring charge (recovery)	—	—	1,926	(491)
Operating expenses	8,399	9,624	28,262	30,428
Gain on sale of assets held for sale	—	—	—	3,488
Gain on sale of assets	—	—	—	155
Operating loss	(942)	(4,423)	(8,328)	(8,841)
Other income (expense), net	(450)	(433)	(856)	(1,257)
Loss before income taxes	(1,392)	(4,856)	(9,184)	(10,098)
Income tax expense (benefit)	12	38	(373)	134
Net loss	$(1,404)	$(4,894)	$(8,811)	$(10,232)

Net loss per common share:
Basic and diluted	$(0.13)	$(0.47)	$(0.84)	$(0.97)
Weighted average common shares outstanding:
Basic and diluted	10,525	10,501	10,520	10,494

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,	October 1,
	2005	2004
Cash flows from operating activities:
Net loss	$(8,811)	$(10,232)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	3,255	3,906
Gain on assets held for sale	—	(3,488)
Gain on sale of assets	—	(155)
Gain on sale of investment securities	(692)	(133)
Loss on disposal of property, plant and equipment	179	17
Income from equity investment in joint venture	(350)	—
Provision (recovery) for losses on accounts receivable	(81)	203
Provision for excess and obsolete inventory	1,177	1,526
Provision for warranty expense	715	1,160
Other	37	139
Change in assets and liabilities:
Decrease in accounts receivable	5,400	6,078
Decrease (increase) in inventories	(2,503)	733
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts, net	(6,296)	5,947
Decrease in prepaid expenses and deposits	933	432
Increase (decrease) in accounts payable	1,873	(2,595)
Decrease in accrued liabilities	(2,351)	(3,419)
Increase in customer deposits	1,905	171
Net cash provided by (used in) operations	(5,610)	290
Cash flows from investing activities:
Proceeds from sale of assets held for sale	—	8,288
Proceeds from sale of investment securities	778	633
Purchases of property, plant and equipment	(1,923)	(1,664)
Proceeds from sale of property, plant and equipment	69	—
Dividends from equity investment in joint venture	273	—
Increase in other assets	—	(871)
Net cash provided by (used in) investing activities	(803)	6,386
Cash flows from financing activities:
Net repayments on line of credit agreements	—	(4,485)
Decrease (increase) in restricted cash	2,346	(2,382)
Proceeds from issuances of common stock	77	97
Net cash provided by (used in) financing activities	2,423	(6,770)

Net change in cash	(3,990)	(94)
Cash at beginning of period	10,147	9,714
Cash at end of period	$6,157	$9,620

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$1,189	$944
Cash paid for income taxes	52	29

EVANS & SUTHERLAND COMPUTER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All currency amounts in thousands unless otherwise indicated.

1.              GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with accounting principles generally accepted in the United States of America.  This report on Form 10-Q for the three and nine months ended September 30, 2005, should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2004.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows.  The results of operations for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

In December 2004, FASB issued Financial Accounting Standard No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“SFAS 153”). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and earlier application is permitted. We do not expect the adoption of this statement to have a material impact on our financial statements.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS 123. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Primarily, SFAS 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

2.              RESTRICTED CASH

Restricted cash represents bank deposits securing certain of our financial obligations.  As of September 30, 2005 restricted cash consisted of $963 securing outstanding letters of credit that mature or expire within one year and $106 securing a bond for importation of goods into the United Kingdom by Evans & Sutherland Computer Ltd., our wholly-owned subsidiary.  As of September 30, 2005, other assets included restricted cash of $814 securing outstanding letters of credit which mature or expire after one year.

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

In calculating net loss per common share, the net loss was the same for both the basic and diluted calculation.  The diluted weighted average number of common shares outstanding during the three and nine months ended September 30, 2005 and October 1, 2004 excludes common stock issuable pursuant to outstanding stock options and the 6% Debentures because inclusion of these common stock equivalents would have had an anti-dilutive effect on loss per common share.  The total number of common stock equivalents excluded from diluted loss per share was 2,678,246 and 2,798,160 for the three and nine months ended September 30, 2005 and October 1, 2004, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Net loss	$(1,404)	$(4,894)	$(8,811)	$(10,232)

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(131)	(66)	(436)	(282)
Pro forma net loss	$(1,535)	$(4,960)	$(9,247)	$(10,514)

Net loss per common share:
Basic and diluted – as reported	$(0.13)	$(0.47)	$(0.84)	$(0.97)

Basic and diluted – pro forma	$(0.15)	$(0.47)	$(0.88)	$(1.00)

5.              INVENTORIES

Inventories consist of the following:

	September 30, 2005	December 31, 2004

Raw materials	$5,265	$5,078
Work-in-process	1,369	1,117
Finished goods	5,535	4,607

	$12,169	$10,802

6.              OTHER COMPREHENSIVE LOSS

Other comprehensive loss consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2005	2004	2005	2004

Net loss	$(1,404)	$(4,894)	$(8,811)	$(10,232)
Other comprehensive income:
Reclassification adjustment due to realization of gain on sale of marketable securities	—	—	(722)	—
Unrealized gain (loss) on marketable securities	—	28	154	31
Foreign currency translation	(23)	—	(87)	—
Other comprehensive income (loss)	(23)	28	(655)	31
Comprehensive loss	$(1,427)	$(4,866)	$(9,466)	$(10,201)

7.              GEOGRAPHIC INFORMATION

The following table presents sales by geographic location of our customers.  Sales to individual countries greater than 10% of consolidated sales are shown separately:

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

United States	$10,876	$6,519	$27,926	$20,470
United Kingdom	3,548	4,841	11,530	11,406
Europe (excluding United Kingdom)	2,355	3,045	5,619	11,681
Pacific Rim	3,637	1,259	8,137	5,857
Other	732	218	2,221	1,074
Total sales	$21,148	$15,882	$55,433	$50,488

The following table presents net property, plant and equipment by geographic location based on the location of the assets:

	September 30, 2005	December 31, 2004

United States	$14,948	$20,512
United Kingdom	325	241
Total property, plant and equipment, net	$15,273	$20,753

8.              RESTRUCTURING CHARGES

During the first quarter of 2005, we initiated a restructuring plan in order to improve our profitability and cash flow from operations.  During the first quarter of 2005, we recorded a restructuring charge of $1,891which included $1,601 of termination benefits, $134 of operating lease termination costs, $105 of relocation costs and $51 of outplacement costs.  During the second quarter of 2005, we recorded an additional restructuring charge of $35, which represents additional operating lease termination costs incurred as part of the first quarter restructuring.  As of September 30, 2005, a liability of $254 remains for this restructuring plan and we estimate that no additional obligations will be incurred.

During the first quarter of 2004, we recovered $491 of accruals from restructuring plans initiated in 2001, 2002 and 2003, due to re-evaluation of our estimated obligation and paid severance benefits of $1,066.  As of September 30, 2005, a liability of $54 remains for these restructuring plans and we estimate that no additional obligations will be incurred in relation to these restructuring plans.  Accrued restructuring costs have been reported as accrued liabilities in the accompanying condensed consolidated balance sheets.

The following table represents restructuring provision activity for 2005:

	Beginning	Restructuring	Amounts	Ending
	Balance	Accrual	Paid	Balance
Three months ended September 30, 2005	$625	$—	$(317)	$308
Nine months ended September 30, 2005	$61	$1,926	$(1,679)	$308

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

The following table provides the changes in our warranty reserves for the first nine months of 2005:

	Balance at	Provision for	Warranty	Balance at
	December 31,	warranty	charges against	September 30,
	2004	expense	the reserve	2005

Warranty reserves	$1,471	$715	$(1,174)	$1,012

10.       EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost

For the three months ended:

	Pension Plan		Supplemental Executive Retirement Plan
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Service cost	$—	$—	$37	$130
Interest cost	600	625	121	127
Expected return on assets	(572)	(591)	—	—
Amortization of actuarial loss	28	17	—	—
Amortization of prior year service cost	—	—	—	(15)
Net periodic benefit cost	$56	$51	$158	$242

For the nine months ended:

	Pension Plan		Supplemental Executive Retirement Plan
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Service cost	$—	$—	$110	$390
Interest cost	1,800	1,874	363	381
Expected return on assets	(1,716)	(1,772)	—	—
Amortization of actuarial loss	84	50	—	—
Amortization of prior year service cost	—	—	—	(45)
Net periodic benefit cost	$168	$152	$473	$726

Employer Contributions

We made no contributions to the Pension Plan during the first nine months of 2005.  We do not anticipate making contributions in the remaining three months of 2005 unless required to do so by statutory funding requirements.

We contributed $299 to the Supplemental Executive Retirement Plan (“SERP”) to pay $299 in benefits.  We are not required by statutory funding requirements to fund the SERP nor do we fund it.  All benefit payments are made directly to SERP beneficiaries and for reporting purposes are accounted for as both contributions made and benefits paid.  We anticipate paying SERP benefits of $100 for the remainder of fiscal year 2005.

11.       ASSETS HELD FOR SALE

During June 2005, we vacated and placed for sale a building and its related assets to help decrease operating costs.  We expect to sell the building within one year.  The building and related assets were classified as an asset held for sale as of July 1, 2005.  The asset group includes the following major classes of assets, stated at the lower of cost or fair value:

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

•                                                       Our belief that existing cash, restricted cash, expected cash from future operations and new credit facilities will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months.

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

EXECUTIVE SUMMARY

Our third quarter of 2005 financial results showed continued improvement as we achieved both higher revenues and a smaller loss compared to the first two quarters of 2005 and also the third quarter of 2004.  Our revenues increased as a result of continued growth in our military market and our robust sales and growth in our planetarium market as a result of our Digistar 3 visual systems.  We expect to see further sales growth in the fourth quarter of 2005 as a result of strong orders receipts during the third quarter of 2005 and scheduled backlog deliveries, including the initial shipments of our laser projector.  Our gross margins also improved compared to the third quarter of 2004 as a result of solid military, commercial, and planetarium program cost execution and also from improvements in our manufacturing costs driven by increased throughput.  We reduced our operating expenses as we again achieved cost savings from our first quarter restructuring action.  Our cash decreased from the second quarter due to execution on certain programs where we had received advanced payments during the first quarter.  Our balance sheet remains free of any short-term debt.

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

RESULTS OF OPERATIONS

Third Quarter and Nine Months 2005 Compared to Third Quarter and Nine Months 2004

Consolidated Sales

The following table summarizes our consolidated sales for the three and nine months ended:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Sales	$21,148	$15,882	$55,433	$50,488

Third Quarter 2005 Compared to Third Quarter 2004

Our third quarter 2005 sales increased 33% compared to the third quarter of 2004 primarily as a result of growth in the military and planetarium markets.  Sales to military customers increased 66% over the prior year as a result of the continuing delivery of several large ground warfare training visual systems.  We believe the military market will continue to improve over the course of 2005 and 2006 as military training requirements increase.  Our sales to planetarium customers increased 104% compared to prior year sales as a result of the continued success of our Digistar 3 technology in the planetarium market.  We expect to see consistent, solid growth in the planetarium market going forward.  Sales to our commercial market customers were down 7% compared to the prior year. We expect sales to the commercial market to remain consistent over the remainder of 2005 and increase in 2006 as a result of large deliveries scheduled for the fourth quarter and an overall increase in new airplane purchases. We experienced a 4% decrease in our sales to the service and support markets.  These decreasing service and support sales continue to result from two factors: improved product reliability reducing the need for service in the commercial and military simulation markets and lower commercial and military market system sales over the past few years reducing the demand for spare parts.

First Three Quarters of 2005 Compared to First Three Quarters of 2004

Our year-to-date 2005 sales increased 10% compared to year-to-date 2004.  Sales to military customers increased 23% and sales to planetarium customers increased 94% compared to the same period in 2004. The military increase is due to increased business in the ground warfare sector of the market, and the increase in the planetarium sales is driven by the strong performance of our Digistar 3 technology in that market.  We believe the military market will continue to improve in the fourth quarter of 2005 and into 2006 as military training requirements increase, and we expect to see consistent, solid growth in the planetarium market going forward.  Sales increases to military and planetarium customers were offset by decreases in sales to our commercial and service and support customers.  Sales to our commercial market customers were down 23% compared to the same period in the prior year.  This decrease was largely caused by three large commercial market deliveries in the first half of 2004 comprising over $3,000 in sales.  No commercial deliveries of this magnitude were made during the first three quarters of 2005. We expect commercial market sales to remain consistent in the fourth quarter of 2005 and 2006 as a result of large deliveries scheduled for the fourth quarter and an overall increase in new airplane purchases.  We experienced a 20% decrease in our sales to the service and support markets.  This decrease in service and support sales is the result of two factors: improved product reliability reducing the need for service in the commercial and military simulation markets and lower commercial and military market system sales over the past few years reducing the demand for spare parts.

Gross Margin

The following table summarizes our gross margin and the percentage to total sales during the three and nine months ended:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Gross margin	$7,457	$5,201	$19,934	$17,944
Gross margin percentage	35.3%	32.7%	36.0%	35.5%

Third Quarter 2005 Compared to Third Quarter 2004

Our gross margin increased 2.6% from the third quarter of 2004 to the third quarter of 2005.  Gross margins improved across all our markets as we realize benefits from our cost reduction efforts and the consolidation of operations and facilities and make significant improvements in our warranty costs.  Our military market, commercial market, and planetarium market gross margins all experienced improvement over Q3 of 2004, by 2.1%, 4.3%, and 4.3% respectively.  These increases were due to strong cost performance and execution on programs.  Service and support gross margins increased 7.4% in the third quarter of 2005 as a result of several high gross margin deliveries made during the third quarter of 2005, and improved performance on maintenance contracts in the third quarter of 2005.  We expect gross margins on sales to service and support customers to increase in the fourth quarter of 2005 as our higher margin spares shipments increase and as our maintenance costs improve.

First Three Quarters of 2005 Compared to First Three Quarters of 2004

Our gross margin increased 0.5% from the first three quarters of 2004 to the first three quarters of 2005.  Increases in military market and planetarium gross margins were offset by decreases in the commercial market.  Military gross margins were 4.2% greater than the same period in 2004 due to the completion of three large contracts in the military market where we achieved strong cost performance in Q2 of 2005.  Our gross margin on sales to the planetarium market has been essentially flat, increasing 1.1%.  These increases are a result of benefits achieved from our cost reduction effort and the consolidation of operations and facilities.  Our commercial market gross margins were also essentially flat, decreasing 0.7%.  Service and support gross margins declined 7.2% in the first three quarters of 2005 as a result of increasing costs on maintenance programs.  We expect these gross margins on sales to service and support customers to improve over the remainder of 2005 as our higher margin spares shipments increase and our maintenance costs improve.

Operating Expenses

The following table summarizes our operating expenses during the three and nine months ended:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Selling, general and administrative	$4,836	$5,498	$14,501	$17,636
Research and development	3,563	4,126	11,835	13,283
Restructuring charge (recovery)	—	—	1,926	(491)
Operating expenses	$8,399	$9,624	$28,262	$30,428

Third Quarter 2005 Compared to Third Quarter 2004

Operating expenses decreased 13% in the third quarter of 2005 compared to the third quarter of 2004.  Selling, general and administrative (“SG&A”) expenses decreased by $662 primarily as a result of a $695 reduction in labor and labor-related costs, a $166 reduction in marketing and advertising expenses, a $159 reduction in bad debt expense, a $125 reduction in travel costs associated with headcount reductions, and $21 of decreases in various other expenses.  These SG&A decreases were partially offset by a $381 increase in costs for consulting and selling agents commissions as a result of our increase in orders and a $123 increase in legal costs for an insurance claim we initiated.  Research and development (“R&D”) expenses decreased $563 primarily as a result of $963 decrease in labor and labor-related costs as a result of our cost reduction measures. This decrease was offset by increases in expenditures related to our laser projector development of $400.  We expect continued reductions in our operating expenses as we benefit from the completion of new product development and significant savings from the headcount reductions taken in the first quarter of 2005.

First Three Quarters of 2005 Compared to First Three Quarters of 2004

Operating expenses decreased 7.1% in the first three Quarters of 2005 compared to the first three quarters of 2004.  SG&A expenses decreased by $3,135 primarily as a result of $2,980 reduction in labor and labor related costs, a $470 reduction in depreciation and amortization, a $485 reduction in marketing and advertising expenses, a $331 decrease in travel expenses related to headcount reductions, and a $284 reduction in bad debt expense.  These reductions were partially offset by an $862 increase in consultancy and selling agent commissions and a $544 increase in legal costs for an insurance claim we initiated.  R&D expenses decreased $1,448 as a result of a $1,101 decrease in labor and labor-related costs, a $395 reduction in consultancy expenses, which were offset by $48 of increases in various other expenses.

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

Gain on Sale of Assets Held for Sale

In June 2004, we sold an office building previously classified as an asset held for sale and recognized a gain in the amount of $3,488.  During 2005 we did not realize any gains on sale of assets held for sale.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Gain on assets held for sale	$—	$—	$—	$3,488

Other Income and Expense

The following table summarizes our other income and expense during the three and nine months ended:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Other income (expense), net	$(450)	$(433)	$(856)	$(1,257)

Other income (expense), net for the third quarter of 2005 was 4% higher than the third quarter of 2004.  Other income (expense), net for the third quarter of 2005 included $299 of interest expense, $141 of foreign currency loss, and was partially offset by interest income of $63 and earnings from investment in a joint venture of $38.  Losses from foreign currency exchange increased $85 compared to third quarter of 2004 due to strengthening of the U.S. dollar compared to the Great Britain Pound and the Euro.

Other income (expense), net was 32% lower during the first three quarters of 2005 compared to the first three quarters of 2004.  The decrease to other income (expense), net for the first three quarters of 2005 was primarily attributable to a $522 increase of gain from sale of investments, a decrease in bank fees of $360 due to a termination of a line of credit during 2004, an increase in earnings from investment in joint venture of $288, and an increase in interest income of $226, which were partially offset by a $896 increase in foreign currency loss due to the strengthening of the U.S dollar during the second and third quarters.

Income Taxes

The following table summarizes our income tax expense (benefit) during the three and nine months ended:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Income tax expense (benefit)	$12	$38	$(373)	$134

Our income tax expense (benefit) in the first nine months of 2005 was $(373) net benefit due to a favorable resolution of certain worldwide income tax contingencies, compared to an income tax expense of $134 during the first nine months of 2004.  Our income tax expense (benefit) for the three months ended September 30, 2005 was $12 due to accrual of income tax expense compared to $38 during the three months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Summary

Summary information about our financial position as of September 30, 2005 and December 31, 2004, is presented in the following table:

	September 30, 2005	December 31, 2004
Cash	$6,157	$10,147
Restricted cash	1,069	3,414
Total cash	7,226	13,561
Convertible subordinated notes	(18,015)	(18,015)
Net indebtedness	$(10,789)	$(4,454)

Stockholders’ equity (deficit)	$(5,615)	$3,763

Cash Flow

In the first nine months of 2005, cash used in our operating activities of $5,610 was primarily attributable to a decrease in our costs and estimated earnings in excess of billings on uncompleted contracts as we executed several large programs on which we had received large down payments in previous quarters.  Other fluctuations in working capital included a decrease in accounts receivable, an increase in inventories, a decrease in accrued liabilities, an increase in customer deposits and a decrease in accounts payable.

In the first nine months of 2005, cash used in our investing activities of $803 was primarily due to purchases of property, plant, and equipment of $1,923, partially offset by receipt of a $273 dividend from our equity investment in a joint venture and $778 of proceeds from the sale of investments.

In the first nine months of 2005, cash provided by our financing activities of $2,423 was primarily due to a $2,346 decrease to restricted cash as a result of reductions in outstanding letters of credit and cash backed guarantees used for customs.

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

As of September 30, 2005, our outstanding letters of credit totaled $1,772. Letters of credit that expire in 2005 total $865 and those that expire in 2006-2007 total $907.

Rental Guarantee

In the second quarter of 2004, we entered into a three year building rental guarantee with the buyer of a building that was available for sale. Under terms of the rental guarantee, our maximum obligation will be reduced as the buyer leases out space in this building.  As of September 30, 2005, we had accrued $1,270 for this obligation and approximately 50% of the space in this building was available.  If we are obligated for the maximum remaining amount, we would expect to make payments of $168 over the remainder of 2005, $626 in 2006, and $476 in 2007.

Other Information

As of September 30, 2005, $18,015 of 6% Convertible Subordinated Debentures (the “6% Debentures”) was outstanding. The 6% Debentures, due in 2012, are unsecured and are convertible at each bondholder’s option into shares of our common stock at a conversion price of $42.10 per share for an aggregate of 428,000 shares of our common stock if all outstanding 6% Debentures are converted, subject to adjustment.  The 6% Debentures are redeemable at our option, in whole or in part, at par.

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of September 30, 2005, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during 2005, 2004, or 2003.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.  However we have no current plans to repurchase shares.

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

We believe our existing cash, restricted cash, letter of credit availability under our current arrangement, and expected cash from future operations and new credit facilities will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations. At September 30, 2005, our total indebtedness was $18,015 consisting of long-term debt represented by the 6% Debentures.  Our cash is available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

CONTRACTUAL OBLIGATIONS

There were no material changes in our contractual obligations in the first nine months of 2005 compared to contractual obligations reported in our 2004 Annual Report on Form 10-K.

BACKLOG

On September 30, 2005, our backlog was $68,852 compared with $84,232 on December 31, 2004.

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

In December 2004, FASB issued Financial Accounting Standard No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“SFAS 153”). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and earlier application is permitted. We do not expect the adoption of this statement to have a material impact on our financial statements.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates.  Our international sales, which accounted for 51% of our total sales in the nine months ended September 30, 2005, are concentrated in the United Kingdom, continental Europe, and Asia.  In general, we enter into sale agreements with our international customers denominated in U.S. dollars.  Foreign currency purchase and sale contracts may be entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  We do not enter into foreign currency contracts for trading purposes and do not use leveraged contracts.  As of September 30, 2005, we had sales contracts in Euros with approximately €1,821 remaining to collect and sales contracts in GBP with approximately £1,099 remaining to collect.

We reduce our exposure to changes in interest rates by maintaining a high proportion of our debt in fixed-rate instruments.  As of September 30, 2005, our fixed-rate instruments consist solely of our 6% convertible subordinated debentures due in 2012, which had an outstanding balance and fair value, based on quoted market prices, as of September 30, 2005 of $18,015 and $12,070, respectively.  We had no variable-rate instruments.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EVANS & SUTHERLAND COMPUTER CORPORATION

Date	November 14, 2005	By:	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki, Chief Financial Officer,
and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)