Form 10-K
period 2005-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2006-04-03
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Title of Class
Common Stock, $0.20 par value
6% Convertible Debentures Due 2012
Preferred Stock Purchase Plan Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant as of July 1, 2005, the last business day of the registrants most recently completed second fiscal quarter was approximately $26,755,491, closing market price of the common stock on such date as reported by The Nasdaq Stock Market.

The number of shares of the registrant’s Common Stock outstanding as of March 24, 2006 was 10,538,464.

EVANS & SUTHERLAND COMPUTER CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

PART I

ITEM 1.                BUSINESS

Throughout this document Evans & Sutherland Computer Corporation may be referred to as “Evans & Sutherland,” “E&S,” “we,” “us,” “our” or the “Company.” All dollar amounts are in thousands unless otherwise indicated.

Evans & Sutherland was incorporated in the state of Utah on May 10, 1968. Our principal offices are located at 600 Komas Drive, Salt Lake City, Utah 84108, and our telephone number is (801) 588-1000. Through a link on our website, www.es.com, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). We make our website content available for informational purposes only. The information provided on our website is not incorporated by reference into this Form 10-K. The above reports and other information are also available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Recent Events

On February 7, 2006, Evans & Sutherland entered into an asset purchase agreement (the “Rockwell Purchase Agreement”) with Rockwell Collins, Inc. (“Rockwell Collins”), pursuant to which E&S will sell substantially all of the assets and certain liabilities primarily related to our commercial and military simulation businesses and related service and support operations (the “Simulation Business”) to Rockwell Collins. As part of the transaction, pursuant to a laser projection systems agreement (the “Rockwell Laser Agreement”) to be entered into upon the closing of the transactions contemplated by the Rockwell Purchase Agreement, E&S will provide, and grant exclusive and non-exclusive licenses to use and sell, fixed-based and motion-based laser projection systems in connection with the Simulation Business and certain related businesses of Rockwell Collins.

E&S will receive aggregate consideration of $71,500 in cash in connection with the transaction with Rockwell Collins, consisting of $66,500, subject to a potential post-closing adjustment, under the Rockwell Purchase Agreement and $5,000 under the Rockwell Laser Agreement, subject to achieving certain milestones. At the closing, $7,000 of the $66,500 purchase price under the Rockwell Purchase Agreement and $3,000 of the $5,000 under the Rockwell Laser Agreement, or a total of $10,000, will be deposited into escrow. The closing of the transaction contemplated by the Rockwell Purchase Agreement is subject to approval by E&S shareholders and other customary closing conditions, including regulatory approvals. The transaction is currently expected to close in the second quarter of 2006.

On February 7, 2006, E&S entered into a stock purchase agreement (the “Spitz Agreement”) with Transnational Industries, Inc. (“Transnational”) and Spitz, Inc. (“Spitz”). Under the Spitz agreement, E&S will acquire all the issued and outstanding shares of common stock of Spitz, which specializes in planetarium theaters, projection domes, architectural domes and custom immersive theater attractions. As consideration for Spitz we will issue and deliver 412,500 shares of E&S common stock subject to post-closing share adjustment depending on the average trading price of our common stock for the 60-day period prior to registration of the shares issued at closing. The closing of the Spitz transaction is subject to approval by the shareholders of Transnational and is currently expected to close in the second quarter of 2006.

Neither the Spitz transaction nor the Rockwell Collins transaction is conditioned upon completion of the other.

General

Evans & Sutherland produces high-quality visual systems used to rapidly and accurately display computer-generated images of the real world. With a 38-year history in computer graphics, we are widely regarded as both a pioneer and a leader in providing the world’s most realistic visual systems. We design, manufacture, market and support our visual systems to provide simulation training for a wide range of military and commercial applications, as well as for planetariums, science centers, and entertainment venues. We use a wide range of hardware, from desktop personal computers (PCs) to what we believe are the most advanced image generation and display components in the world.

For more than 30 years, we have had a significant share of the overall market for visual systems. We estimate that our market share has ranged from 20% to 50%, depending on the specific market and time period. We estimate that the size of the market for simulation visual systems is approximately $100 million annually. Many visual system providers serve this market, but our most significant competitors are companies that build the entire simulator. These companies sometimes choose to follow a strategy of vertical integration by providing their own visual systems. Other competitors include a number of smaller companies that generally offer components rather than complete visual systems. In addition, large contractors and system integrators build visual systems from commercially available components.

Our visual systems are extremely important components of a complete simulator because the visual system is the most critical element in creating a realistic immersive environment—the visual system is, by definition, “what you see.” Most of our visual systems are used in vehicle simulators, which are models of actual vehicles, such as aircraft cockpits. These simulators are used for training operators as well as for practicing tactics or strategy, which may require the coordinated operation of multiple simulators. Simulators are used in both commercial and military settings and include all types of vehicles operating in space, air, ground, sea or undersea locations. The simulator itself may be built by one of many companies, often the same company that built the actual vehicle. We also produce visual systems for digital planetariums, which are based on the same technology as our visual systems for training simulators. Our digital theaters are essentially simulators of the larger universe, and can create simulated trips through other worlds or through parts of our own world not accessible to existing vehicles.

A “visual system” is made of three major components: a computer, a display system, and a visual database. E&S designs a range of these components at varying prices and performance levels and integrates them into the complete visual system.

The computer portion of an E&S visual system, the image generator, is a combination of hardware and software we design and either manufacture ourselves or source to a partner who assembles the hardware from commercially available components. Image generators create computer-generated images in real time and send these images to a display system.

The display portion consists of some combination of projectors, display screens, computer monitors and specialized optics that may include options such as collimated displays, rear projection systems, onboard instrument displays and domes offering up to 360-degree field-of-view. The image may be projected by different types of equipment, including multiple projector types.

The visual database portion (sometimes referred to as a synthetic environment) is the “content” that the system displays. Most customers desire more content (visual databases) to enhance the richness and variety of their training and simulations. In addition, visual databases are finding new applications in mission planning, battle-damage assessment, intelligence, and other highly-time-sensitive defense and homeland security initiatives. We have developed a sophisticated set of tools to make the development of visual databases more efficient and less costly, whether built by us or by others. We have an extensive library of databases, including airports, vehicles, large geographic areas, oceans and seas with accurate wave dynamics, and special effects.

Description of Products

E&S offers a range of visual systems for simulation, strategic visualization and digital theaters, with the option to configure systems, subsystems or components for each customer. An E&S visual system consists of an image generator, display system, visual database, and optional tools to create visual databases. In addition, we offer installation, integration and customer support services along with each visual system. On occasion, we may sell subsystems or individual components to our customers.

Description of Markets

We are an industry leader in providing visual systems to an international customer base in the military simulation, commercial simulation and digital theater markets. In each of these markets we face highly competitive conditions, where some competitors have substantial financial resources and technological capabilities. In all our markets we compete on features, performance and price, and responsiveness to customer needs. In the military and commercial simulation markets we additionally compete on service and product availability, while in the digital theater market we also compete on show content, access to customers, and distribution channels. We believe our range of visual systems and services at various price and performance levels, our research and development investments, our responsiveness to customers, and our ability to design and manufacture value-added visual systems enable us to compete effectively.

Military Simulation

The military simulation market includes several large competitors such as Lockheed Martin, Thales Training and Simulation, L-3 Communications and CAE, Inc. Some of these large competitors not only provide visual systems, but also provide entire simulators and act as prime contractors. In such cases, these competitors provide their own visual system. To compete in this environment, our strategy is to provide the best performance possible at a competitive price and to provide excellent service and responsiveness to customer needs.

Overall, this market has declined significantly in size over the last several years. In addition, we believe the number of military contracts has also decreased. However, 2005 saw modest market growth and we expect to see additional modest market growth during 2006.

We believe our product strategy is succeeding in this market, as demonstrated by the success of our EPX based visual systems. Our EPX technology captured significant contracts during 2005. EPX offers a number of advantages, including high visual quality, rapid database development, flexibility to meet unique customer and program requirements, and the ability to run across a full range of hardware platforms, using the same software and databases. This platform commonality offers customers the significant capability to match hardware performance and cost while maintaining software, database and training commonality. EPX hardware platforms offered by us include the EPX-5000, EPX-500, EPX-50, and EPX-5. In addition, we continue to market and sell other visual systems in this market based on our older Harmony 2 and ESIG image generators.

Following the completion of the Rockwell Collins transaction we will no longer operate our business in the military simulation market except for sales of our laser projectors to Rockwell Collins.

Commercial Simulation

We are a market leader in supplying visual systems to the world’s commercial airlines, airframe manufacturers, and independent training providers for commercial and corporate pilot training. While the commercial simulation market is made up of a few large competitors, our main competitor is CAE. CAE expanded into training services where only their products, including visual systems, are supplied to their training centers. Nevertheless, 2005 was a successful year for new orders.

The overall market for commercial simulators was relatively flat in 2005 as a result of a decline in new simulators for commercial airlines. We expect demand for new and upgraded visual systems to continue to remain flat in 2006. However, based on our success in winning new orders in this environment we believe that our share of the available market increased in 2005.

In 2005, we estimate that we received well over half of the orders available for new simulators related to “open” programs. Key awards to E&S included multiple awards for the A380, Airbus’ newest aircraft, the award of the Alteon B787 simulator program for Boeing’s newest aircraft, and the award of the visual systems for the Eclipse program, the world’s first Very Light Jet. The EP-1000CT visual system continued to be a technology leader in the commercial market, and we successfully installed and received certification of our first low cost EP-10 visual system. We continued to book orders for airline visual systems that will include a wide display version of our E&S Laser Projector (the “ESLP”), currently under development. While not expected to be in production until 2007, customers continue to show substantial interest in the ESLP wide display version because of its many benefits, including improved performance, its ability to replace three conventional projectors, and significant projected cost savings for maintenance and consumables.

Following the completion of the Rockwell Collins transaction we will no longer operate our business in the commercial simulation market except for sales of our laser projectors to Rockwell Collins.

Digital Theater

In the digital theater market our products compete with traditional optical-mechanical products and digital display systems offered by GOTO Optical Mfg. Co., Konica-Minolta Planetarium Co. Ltd., Carl Zeiss Inc., Spitz, Inc. and Sky-Skan, Inc. During 2005 our share of this market remained flat due to a delay in delivery of our ESLP projectors. As discussed under “Recent Events” above, we have entered into an agreement to acquire Spitz which is currently one of our competitors. Spitz produces traditional optical-mechanical display systems for planetariums as well as digital systems primarily for educational markets. Spitz also is the world leader in the design and production of dome structures. The acquisition of Spitz will provide us with a full range of products at different price points, including the ability to design and build projection dome structures. We believe the acquisition of Spitz and the continued success of our Digistar 3 Laser product will allow us to gain market share in digital theaters. In addition, Spitz has also been developing a business building domes and other curved structures for architectural applications not involving planetariums or digital theaters. We believe that this business has potential for growth in 2006 and future years.

Advanced Displays

We began work in 1997 to build a new generation of projection technology with specifications beyond any other technology either available or likely in the foreseeable future. This goal evolved into the production of a revolutionary projector using lasers for illumination and micro-electro-mechanical systems (MEMS) to modulate the laser light and create an image. The result is the Evans & Sutherland Laser Projector (ESLP). The first ESLP systems were delivered late in 2005, with additional units scheduled for delivery in 2006. The first units are being supplied to our traditional simulation and digital theater customers who ordered systems with the new projection technology. We believe that the ESLP also has application to other markets in the future where ultra-high resolution, high efficiency, excellent image quality, and low life-cycle cost are important considerations.

Backlog

On December 31, 2005, our backlog was $80,277 compared with $84,232 on December 31, 2004. Neither the 2005 nor 2004 backlog contained any unfunded government orders. We anticipate that approximately 58% of the 2005 backlog will be converted to sales in 2006. As of December 31, 2005, approximately 80% of the backlog was attributable to the Simulation Business that is expected to be sold to Rockwell Collins.

Significant Customers

Worldwide customers using our products include U.S. and international armed forces, aerospace companies, major airlines, laboratories, museums, planetariums, and science centers. We measure and identify our significant customers based on direct sales.

Sales to one customer represented 21% of total sales during 2005. Sales to two other customers represented 12% and 11% of total sales during 2004. Sales to one customer represented 18% of total sales during 2003. Sales to no other customers represented 10% or more of our total sales during fiscal years 2005, 2004, or 2003.

Intellectual Property

We own a significant number of patents and trademarks and we are a licensee under several others. Our portfolio of patents and trademarks is, as a whole, material to our business. However, no one piece of intellectual property is critical to our business, thus no individual piece of our intellectual property is discussed on its own. In the U.S. and internationally, we hold active patents that cover many aspects of our visualization technology. Several patent applications are presently pending in the U.S., Japan and several European countries, and other patent applications are in preparation. We actively pursue patents on our new technology and we intend to vigorously protect our patent rights. We routinely copyright software, documentation and chip masks designed by us and institute copyright registration when appropriate. During the history of the Company we have been awarded 86 patents, of which 59 are still active. If the transaction with Rockwell Collins is completed, we will transfer certain patents and other intellectual property rights primarily related to the Simulation Business to Rockwell Collins.

Research & Development

We consider the timely development and improvement of our technology to be essential to maintain our competitive position and to capitalize on market opportunities. We continue to fund essentially all research and development (“R&D”) efforts internally.

As planned, in 2005 we continued to improve the functionality and performance of the EP/EPX (Environment Processor/Environment Processor Extended) software used in our visual systems. Corresponding improvements were also made to the Environment Creation Tool, ECT™, which complements the software by providing the tools for the creation of visual databases used with EP and EPX systems. We plan to continue enhancing our EP software technology, along with ECT, and expect these enhancements to increase the industry leading performance and functionality of our EP and EPX visual systems in 2006.

Also, in 2005, we successfully moved our EPX-50 product line to the PCI Express baseline. As planned in 2005, we completed the first phase of our performance and cost reduction efforts of the EP-1000CT hardware. A cost reduction of 10% was achieved, along with a 50% increase in performance. We plan to continue to make improvements in the EP-1000CT hardware in 2006.

In addition, in 2005, we substantially completed the design of the next generation simFUSION platform. The new simFUSION 7000 will use commercial off-the-shelf (COTS) graphics cards in various combinations for improved performance. The simFUSION 7000 is expected be introduced in the second half of 2006.

Another significant focus for our R&D in 2005 was the development of our laser projector, the ESLP. In 2005, we completed the productization efforts of the laser projector for planetarium and rear projection applications. We delivered ESLP’s in the fourth quarter of 2005 to the Air Force and began delivery of the ESLP to planetariums in January 2006. We expect to complete the R&D efforts for wide display applications for the commercial simulation market in 2006.

Dependence on Suppliers

Most of our current parts and assemblies are readily available through multiple sources in the open market; however, a limited number are available only from a single source. In these cases, we either stock adequate inventory to cover future product demands, obtain the agreement of the vendor to maintain adequate stock for future demands, or develop alternative components or sources where appropriate.

International Sales

International sales are calculated based on the location of the purchasing customer and were $38,156 in 2005, $40,203 in 2004, and $45,328 in 2003. International sales accounted for approximately 51%, 58%, and 53% of total sales in 2005, 2004, and 2003, respectively. We believe that any inherent risk that may exist in our foreign operations is not material. For additional information on international sales and long-lived assets, see Note 20 of Item 8 “Financial Statements and Supplementary Data” included in Part II of this annual report on Form 10-K.

Employees

As of December 31, 2005, Evans & Sutherland and its subsidiaries employed a total of 268 persons compared to 340 employees as of December 31, 2004. We believe our relations with our employees are good. None of our employees are subject to collective bargaining agreements. Following completion of the Rockwell Collins transaction, we expect to retain approximately 75 employees from our current work force.

Environmental Standards

We believe our facilities and operations are within standards fully acceptable to the Environmental Protection Agency and that all facilities and procedures are operated in accordance with environmental rules and regulations, and international, federal, state and local laws.

Strategic Relationships

In the normal course of business we develop and maintain various types of relationships with key customers and technology partners. In 2005, we entered into a limited number of teaming agreements and product development agreements. The teaming agreements are with industry partners and are intended to improve our overall competitive position. The product development agreements enhance our products by the cooperative development of new features and capabilities necessary to maintain our industry leading position. These activities will continue in 2006.

Acquisitions and Dispositions

In December 2005, we sold a building that we determined was no longer needed for our operations for $6,277 in net proceeds. As part of the sale, we entered into a twenty-one month rental guarantee with the buyer, obligating us to make certain monthly payments through September 2007 based on space available for lease in the building we sold. The rental guarantee may decrease as available space is leased by others, based on terms of the rental guarantee. As of December 31, 2005, 100% of the rentable space was available. Further information concerning the sale of this building and the related rental guarantee is provided in Note 23 of Item 8 “Financial Statements and Supplementary Data” and in Item 7 “Management’s Discussion and Analysis of Financial Position and Results of Operations” included in Part II of this annual report on Form 10-K.

Business Subject to Government Contract Renegotiation

A significant portion of the visual simulation business is dependent on contracts and subcontracts associated with government business. The U.S. government and other governments may terminate any of our government contracts and, in general, subcontracts, at their convenience as well as for default based on lack of performance. If any of our government contracts were terminated for convenience, we generally would be able to recover our costs, receive allowable termination or cancellation costs, and receive a negotiated profit for work performed. Depending on the contract, if such an event were to occur, it could materially affect our sales, profits, and cash flow. Historically, our experience indicates that termination for convenience is an extremely rare occurrence. In 2005, we had no contracts or subcontracts terminated.

U.S. government contracts also are conditioned upon continuing congressional approval of appropriations. Long-term government contracts and related orders are subject to cancellation or restructuring if appropriations for subsequent performance periods are not approved or are reduced from planned levels. As of December 31, 2005 all contracts subject to this continuing appropriation of funds were fully funded for their option year.

Forward-Looking Statements and Associated Risks

This annual report, including all documents incorporated herein by reference, includes certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, including, among others, those statements preceded by, followed by or including the words “estimates,” “believes,” “expects,” “anticipates,” “plans,” “projects” and similar expressions. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of this annual report on Form 10-K for a list of some of the forward-looking statements included in this Form 10-K. See Item 1A “Risk Factors” below for factors that may affect these forward-looking statements.

ITEM 1A.      RISK FACTORS

Our domestic and international businesses operate in highly competitive markets that involve a number of risks, some of which are beyond our control. While we are optimistic about our long-term prospects, the following discussion highlights some risks and uncertainties that should be considered in evaluating our growth outlook.

Our Business Model Is Changing and May Not Produce Consistent Earnings Which Could Adversely Affect Our Business

Our success depends on our ability to compete in an industry that is highly competitive, with rapid technological advances and products that require constant improvement in both price and performance. In most of our markets we are experiencing increased competition, and we expect this trend to continue. If our competitors are more successful than we are in developing technology and products, then our revenues and growth rates could decline.

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

In addition, if we successfully sell our Simulation Business to Rockwell Collins and successfully acquire Spitz, Inc., then our business model will significantly change during 2006. Our business will be based on digital theaters and laser projectors. A significant portion of our future success will depend on completing and selling our laser projector, an unproven product, and future products based on this technology. There is no guarantee that the laser projector or any future products based on this same technology will be successful in the market or that we can develop them. If we are unable to develop our laser projector, our business may be adversely affected.

Competitors or Third Parties May Infringe E&S Intellectual Property

Throughout its history E&S has been awarded numerous patents. While competitors or third parties have not materially infringed our patents, we are entering the production stage of a new product, the ESLP. We have a number of patents either issued or pending on this technology, but it represents a new field for us and may attract competitors with a risk of infringement and costly legal processes to defend our intellectual property rights which could adversely affect our business.

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

Prime Contractors May Continue Bringing Work In-house, Decreasing Demand for E&S Products

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

If these trends continue and the end customers accept the results, they could reduce demand for our software and databases, which would adversely affect our financial performance.

Delays in New Product Introductions Could Negatively Affect Financial Performance

During 2006, we intend to introduce several important new products, including the simFUSION 7000 and the ESLP. Delays in introducing and delivering these products could reduce planned sales and profit contribution.

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

We Depend on Several Significant Customers and our Business, Financial Condition and Results of Operations Could Suffer if Their Purchases Decline

We currently derive a significant portion of our sales from a limited number of non-U.S. government customers. The loss of any one or more of these customers could have a material adverse effect on our business, financial condition and results of operations. We were dependent on four of our non-U.S. government customers for approximately 21% of our consolidated sales in 2005. We expect that sales to a limited number of customers will continue to account for a substantial portion of our sales in the foreseeable future. We have no assurance that sales from this limited number of customers will continue to reach or exceed historical levels in the future. We do not have supply contracts with any of our significant customers.

Our Sales Could Decline Substantially as a Result of Terrorist Attacks and Other Activities that Make Air Travel Difficult or Reduce the Willingness of Our Commercial Airline Customers to Purchase Our Simulation Products

During 2005, approximately 26% of our total sales were derived from sales of our visual systems to commercial airline companies and other third parties in the commercial airline industry. The demand for our various commercial simulation products and services is heavily dependent upon new orders from these commercial airline customers. In the event terrorist attacks or other activities make air travel difficult or reduce the demand or willingness of our customers to purchase our commercial simulation products, our revenue may decline substantially.

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

Following the Sale of Our Simulation Business to Rockwell Collins, Your Ability to Sell Your Stock May be Substantially Limited

Our common stock is currently traded on the Nasdaq National Market under the symbol “ESCC.” Following the completion of the proposed sale of our Simulation Business, we expect to continue to trade as a public company on the Nasdaq National Market. However, it is not possible to predict the trading price of our common stock following the closing of the sale to Rockwell Collins. If we fail to meet any of the continued listing standards of the Nasdaq National Market, our common stock may be delisted from the Nasdaq National Market. If we are delisted from the Nasdaq National Market, we expect our common stock will be traded on the Nasdaq Capital Market if we meet the listing standards of that market or we will attempt to be traded on the OTC Bulletin Board or “pink sheets” maintained by the National Quotation Bureau, Inc. The OTC Bulletin Board and pink sheets are generally considered less efficient markets than the Nasdaq National Market and the Nasdaq Capital Market.

We May Not Complete the Transaction to Sell the Assets of our Simulation Business to Rockwell Collins Which Could Adversely Affect our Level of Expenses and Operating Results

Even though we have entered into the Rockwell Purchase Agreement concerning the sale of our Simulation Business, this transaction may not be completed. In order for the sale to be completed certain pre-closing requirements must be met. If these pre-closing requirements are not met or if not waived as a requirement to closing, then this transaction will not occur, which could adversely affect our operating results.

We May not Receive the $10 Million in Escrow Related to the Sale of Assets to Rockwell Collins and the Laser Projector Agreement

As part of the Rockwell Purchase Agreement and Laser Agreement, a total $10.0 million is being held in an escrow account to secure any post-closing reduction in the purchase price based on the net asset value of the Simulation Business at closing, our indemnification obligations under the Rockwell Purchase Agreement and our delivery obligations under the Rockwell Laser Agreement. In the event that Rockwell Collins becomes entitled to any such purchase price reduction under the Rockwell Purchase Agreement, penalty under the Rockwell Laser Agreement or indemnification under the Rockwell Purchase Agreement, we may forfeit some or all of the $10.0 million deposited in escrow, which will reduce the amount of cash we have available in the future. Accordingly, there is no guarantee that we will receive these funds. Accordingly, there is no guarantee that we will receive these funds.

If we do not deliver a motion-based ESLP to Rockwell Collins by a specified time, Rockwell Collins has the right to withdraw up to $3.0 million from the escrow account under the terms of the Rockwell Purchase Agreement and the related escrow agreement.

Our Business will be Harmed if the Proposed Sale of Our Simulation Business to Rockwell Collins Disrupts Our Business Operations and Prevents Us From Realizing its Intended Benefits

Prior to the closing of the sale of our Simulation Business to Rockwell Collins, our business operations may be disrupted due to a number of factors, any of which could harm our business or ability to complete the proposed sale. These factors include:

•       loss of key employees, sales representatives, vendors, or customers;

•       expenses incurred in connection with the proposed sale; and

•       the diversion of management’s attention from our day-to-day business.

We May Not Be Able to Integrate the Spitz Acquisition into Our Operations Successfully

If we successfully acquire Spitz from Transnational Inc. we may experience difficulties integrating their business with ours. This could result in additional costs and loss of productivity that could materially affect our operations and financial results.

We May Face Risks Related to an SEC Investigation and Securities Litigation in Connection with the Restatement of our Financial Statements

We are not aware that the SEC has begun any formal or informal investigation in connection with accounting errors requiring restatement of 2003 and 2004 financial statements and 2004 and 2005 quarterly financial statements, or that any laws have been violated. However, if the SEC makes a determination that the Company has violated Federal securities laws, the Company may face sanctions, including, but not limited to, monetary penalties and injunctive relief, which could adversely affect our business. In addition, the Company or its officers and directors could be named defendants in civil proceedings arising from the restatement. We are unable to estimate what our liability in either event might be.

If we are unable to retain certain key personnel and hire new highly skilled personnel, we may not be able to execute our business plan.

We are substantially dependent on the continued services of certain key personnel. These individuals have acquired specialized knowledge and skills with respect to the Company and its operations. The loss of any of these individuals could harm our business. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel. If we do not succeed in retaining and motivating our existing key employees and in attracting new key personnel, we may be unable to meet our business plan and as a result, our stock price may decline.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

Our principal executive, engineering, manufacturing and operations facilities are located in the University of Utah Research Park in Salt Lake City, Utah, where we own three buildings totaling approximately 176,000 square feet. The buildings are located on land leased from the University of Utah with an initial term of 40 years or longer.

We hold leases on several sales, operations, service and production facilities located throughout the United States, Europe, and Asia. None of these are material to our manufacturing, engineering or operating facilities. We believe that these properties are suitable for our immediate needs and we do not currently plan to expand our facilities or relocate to other facilities.

Following the completion of the Rockwell Collins transaction we will no longer own one of the three buildings located in the University of Utah Research Park in Salt Lake City, Utah, and several leases on facilities in the United States and Europe will be assumed by Rockwell Collins.

ITEM 3.                LEGAL PROCEEDINGS

In December 2005, we settled a lawsuit previously filed by us against an insurance company with respect to an insurance claim made by us for losses incurred due to the cancellation of a significant contract by a customer. Under the terms of the settlement, we received a payment of $8,000 and agreed to dismiss the lawsuit and to provide a release of claims against the insurance company.

In the normal course of business, we may have various legal claims and other contingent matters. We know of no legal claims or other contingent matters outstanding that would have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Stock Market under the symbol “ESCC.” On March 24, 2006, there were 540 holders of record of our common stock. Because brokers and other institutions hold many of our shares on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

We have never paid a cash dividend on our common stock and have used retained earnings for the operation and expansion of our business. Currently we have an accumulated deficit. For the foreseeable future, we intend to follow our policy of retaining any future earnings to finance the development and growth of our business. Following the completion of the transaction contemplated by the Rockwell Purchase Agreement, depending on our cash requirements and market conditions at the time, we plan to consider using a portion of the proceeds from the transaction with Rockwell Collins for a possible share buy-back or special dividend. However, our board of directors has not determined to take any such activity at this time and there can be no assurance as to whether or when we might do so.

Additional information required by this item is incorporated by reference to the table captioned Quarterly Financial Data (Unaudited) in Item 6 “Selected Financial Data” and the table captioned Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2005 in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this annual report on Form 10-K.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected consolidated financial data for the most recent five fiscal years ended December 31, 2005, have been derived from our consolidated financial statements. The financial information shown as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003, has been derived from our audited consolidated financial statements as of such dates and for such years. As discussed in the notes to our consolidated financial statements, our consolidated financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003, were restated. The financial information shown as of December 31, 2003, 2002 and 2001, and for the years ended December 31, 2002 and 2001, has not been audited and reflects our previously issued financial information restated for the effects on such periods, as applicable, of the issues giving rise to the restatements discussed in the notes to our consolidated financial statements. The data presented below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 “Restatement of Financial Statements” of Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K.

	2005	2004	2003	2002	2001
		(Restated)	(Restated)	(Restated)	(Restated)
				(Unaudited)	(Unaudited)
	(in thousands, except per share amounts)
Sales	$73,567	$67,859	$83,837	$122,584	$145,287
Cost of sales	46,288	43,215	52,152	78,134	115,915
Inventory impairment	—	—	14,566	1,392	—
Gross profit	27,279	24,644	17,119	43,058	29,372
Expenses:
Selling, general and administrative	20,172	24,022	26,999	27,253	31,423
Research and development	16,878	16,734	21,827	26,114	32,993
Restructuring charges (recoveries)	1,759	(491)	3,416	4,492	2,843
Gain on insurance settlement	(8,000)	—	—	—	—
Impairment loss	—	—	1,151	311	220
Operating expenses	30,809	40,265	53,393	58,170	67,479
Gain on sale of assets held for sale	2,745	4,298	1,926	1,212	9,000
Gain on sale of assets	—	3,817	—	253	—
Gain on sale of business unit	—	—	—	—	774
Gain on curtailment of pension plan	—	—	—	3,575	—
Operating loss	(785)	(7,506)	(34,348)	(10,072)	(28,333)
Other income (expense), net	(779)	(1,111)	(1,960)	(2,441)	(2,507)
Loss before income taxes	(1,564)	(8,617)	(36,308)	(12,513)	(30,840)
Income tax expense (benefit)	(430)	112	(971)	(463)	(3,172)
Net loss applicable to common stock	$(1,134)	$(8,729)	$(35,337)	$(12,050)	$(27,668)
Net loss per common share:
Basic and diluted	$(0.11)	$(0.83)	$(3.37)	$(1.16)	$(2.72)
Average weighted number of common shares outstanding:
Basic and diluted	10,523	10,498	10,471	10,422	10,169

	2005	2004	2003	2002	2001
		(Restated)	(Restated)	(Restated)	(Restated)
As of December 31,			(Unaudited)	(Unaudited)	(Unaudited)
	(in thousands)
Cash	$14,606	$10,147	$9,714	$7,375	$8,717
Total assets	68,050	73,615	94,824	127,509	177,353
Long-term debt, less current portion	18,015	18,015	18,015	20,685	18,086
Stockholders’ equity (deficit)	(6,455)	(948)	10,717	47,863	59,488

Quarterly Financial Data (Unaudited)

(In thousands, except per share information)

2005	Quarter Ended
	April 1	July 1	Sep. 30	Dec. 31
	(Restated)	(Restated)	(Restated)
Sales	$13,280	$20,277	$21,148	$18,862
Gross profit	4,628	7,884	7,502	7,265
Net income (loss) before income taxes(4)	(6,389)	(1,468)	(1,226)	7,519
Net income (loss) applicable to common stock	(5,978)	(1,494)	(1,238)	7,576
Basic and diluted income (loss) per share(1)	(0.57)	(0.14)	(0.12)	0.72
Common stock price range(2)
High	7.99	6.88	6.22	6.25
Low	5.50	4.38	4.50	4.57

2004	Quarter Ended
	April 2	July 2	Oct. 1	Dec. 31(3)
	(Restated)	(Restated)	(Restated)	(Restated)
Sales	$17,807	$16,869	$15,832	$17,351
Gross profit	7,056	5,895	5,135	6,558
Net income (loss) before income taxes	(3,030)	(1,298)	(4,854)	565
Net income (loss) applicable to common stock	(3,068)	(1,356)	(4,892)	587
Basic and diluted income (loss) per share(1)	(0.29)	(0.13)	(0.47)	0.06
Common stock price range(2)
High	6.25	5.49	5.49	7.74
Low	4.08	4.25	4.00	5.00

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

(3)          In the fourth quarter of 2004, we recorded a gain of $3,662 on the sale of our cathode ray tube (CRT) based projector display system product line, including ESCP and TargetView. This transaction required that we transfer all assets related to the development and manufacture of these products. We continue to sell and support these display systems.

(4)          In the fourth quarter of 2005, we recorded a gain of $8,000 on an insurance settlement and a gain of $2,745 on the sale of a building.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and notes included herein under Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K. Information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements. See “Forward-Looking Statements” below and Item 1A “Risk Factors” in Part I of this annual report on Form 10-K for additional information concerning these items. All dollar amounts are in thousands unless otherwise indicated.

Executive Summary

2005 was an exceptionally important year in the life of Evans & Sutherland, both for our operations and for our structure as a company. In our operations, we continued to make progress toward adapting the Company to the fundamental changes that have occurred in our markets over the last five years. The size of the market for simulation visual systems has decreased by two thirds since 2001, and simultaneously the technology has shifted to lower-cost hardware including PC-based systems. We have aggressively adjusted both the size and technology of the Company, moving from more than 1,000 employees to 270, introducing the industry-leading EP software, and becoming the leading producer of PC-based visual systems in addition to our traditional high-end systems. We have also sold assets no longer needed in the business, including several buildings. As a result of these actions we reduced our net loss per share from $3.37 in 2003 to $0.83 in 2004 and $0.11 in 2005. We expect further improvement in 2006.

In addition, we announced in February an agreement to sell the assets of our Simulation Business to Rockwell Collins and also announced that we would acquire Spitz, one of our competitors in the digital theater market. These transactions move E&S away from our traditional simulation visual systems business and position us to focus on our digital theater and new laser projector businesses. We believe that the dynamics of the Simulation Business makes it better suited to be part of a larger, more integrated company, while the remaining businesses of E&S have the potential for higher growth in the future.

Restatement

During the fiscal 2005 year-end closing process, we reviewed our accounting practices with respect to leasing transactions and determined that our then-current method of accounting for rent expense for leased real property was not in compliance with Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases (“FTB 85-3”). After discussion with our Audit Committee and our independent registered public accounting firm, we concluded that a restatement of our previously issued consolidated balance sheet as of December 31, 2004 and consolidated statements of operations and stockholders’ equity (deficit) and comprehensive loss for each of the years ended December 31, 2004 and 2003, and for the interim quarterly periods in 2005 and 2004 was needed to correct our accounting for annual rental rate escalations under our real property leases. FTB 85-3 indicates that the lessee should recognize scheduled rent increases on a straight-line basis over the lease term, which may include optional lease renewal terms, and deferred rent expense should be recognized to reflect the difference between the rent paid in the current period and the calculated straight-line amount. By not accounting for the future annual increases on a straight-line basis, we understated rent expense by $211 and $245 in 2004 and 2003, respectively, and understated the deferred rent obligation by $4,482, $5,081 and $5,500 in 2004, 2003 and 2002, respectively. In addition, we understated the gain on sale of assets held for sale related to real property leases that were assumed by the purchasers of certain of our building facilities in prior fiscal years in the amount of $810 and $520 for 2004 and 2003, respectively.

We have elected to correct other previously identified errors which were considered immaterial individually and in the aggregate by us at the time these errors were first identified. These other previously identified errors included corrections of i) the useful lives of leasehold improvements; ii) the recognition of revenue; iii) foreign exchange gains and losses; iv) the recognition of a contingent loss accrual; and v) the timing of a gain on disposal of fixed assets. In addition to these adjustments, we adjusted sales and cost of sales related to one contract to research and development expense, because the contract was determined to be a research and development arrangement. The effect of this reclassification was to decrease sales and cost of sales by $981 and $1,204 for the years ended December 31, 2004 and 2003, respectively.

The cumulative effect of these restatement amounts on prior years resulted in a decrease in retained earnings of approximately $5,500 as of December 31, 2002 and a decrease in net loss of approximately $138 and $651 for the fiscal years ended December 31, 2004 and 2003, respectively. See Note 3: “Restatement of Financial Statements” in Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K for further information, including the effect of the changes on our consolidated financial statements for the affected periods.

The following discussion in this section reflects the effects of this restatement where applicable.

Subsequent Events

On February 7, 2006, we entered into the Rockwell Purchase Agreement, pursuant to which we will sell substantially all of the assets and certain liabilities primarily related to our Simulation Businesses to Rockwell Collins. As part of the transaction, pursuant to the Rockwell Laser Agreement to be entered into upon the closing of the asset sale, E&S will provide, and grant exclusive and non-exclusive licenses to use and sell, fixed-based and motion-based laser projection systems in connection with the Simulation Business and certain related businesses of Rockwell Collins.

We will receive aggregate consideration of $71,500 in cash in connection with the transaction with Rockwell Collins, consisting of $66,500, subject to a potential post-closing adjustment, under the Rockwell Purchase Agreement and $5,000 under the Rockwell Laser Agreement, subject to achieving certain milestones. At the closing, $7,000 of the $66,500 purchase price under the Rockwell Purchase Agreement and $3,000 of the $5,000 under the Rockwell Laser Agreement, or a total of $10,000, will be deposited into escrow. The closing of the transaction contemplated by the Rockwell Purchase Agreement is subject to approval by E&S shareholders and other customary closing conditions, including regulatory approvals. The transaction is currently expected to close in the second quarter of 2006.

On February 7, 2006, we entered into the Spitz Agreement with Transnational and Spitz. Under the terms of the Spitz Agreement, we will acquire all of the issued and outstanding shares of common stock of Spitz, which specializes in planetarium theaters, projection domes, architectural domes and custom immersive theater attractions. As consideration for Spitz we will issue and deliver 412,500 shares of E&S common stock, subject to a post-closing share adjustment depending on the average trading price of our common stock for the 60-day period prior to registration of the shares issued at closing. The closing of the Spitz transaction is subject to approval by the shareholders of Transnational and is currently expected to close in the second quarter of 2006.

Neither the Spitz transaction nor the Rockwell Collins transaction is conditioned upon completion of the other.

Major Factors in Historical Performance (2003—2004)

The three major factors affecting performance of the Company in 2003 and 2004 were declines in our markets following September 11, 2001, problems with several large military programs using an older technology called Harmony 1, and a migration to off-the-shelf PCs driven by military customers.

Following September 11, we received few orders from major North American airlines which were formerly large customers of our commercial simulation products. This part of the commercial market has not yet fully recovered, but has been partially offset by gains in other commercial market areas. Additionally, military events following that time have also affected U.S. military markets, primarily because a number of large weapons programs were either cancelled or delayed, causing reductions in the number of new military simulators needing visual systems.

With respect to the Harmony 1 product, during 1998 and 1999 we won six major military programs with total revenue of over $130 million. These “Big Six” programs had a negative impact on our prior years’ financial results because we experienced difficulties completing the programs. The six programs fell behind schedule and required significantly more resources than expected. As a result, our gross margins were depressed in 2002 and 2001. We also incurred liquidated damages and late penalties on some of these programs. We had reserve balances of $562 in 2004 and $1,734 in 2003 to cover these potential costs. In 2003, we settled with one customer for approximately $1,200 in goods and services which were fully delivered in 2004.

At the end of 2003, cost and estimated earnings in excess of billings on uncompleted contracts relating to the Big Six programs was $2,100. Our collections in 2004 were $3,200. At the end of 2004, there were no costs and estimated earnings in excess of billings on uncompleted contracts relating to the Big Six programs. Related accounts receivable at the end of 2004 totaled $2,700. At the end of 2005, costs and earnings in excess of billings on uncompleted contracts relating to the Big Six programs was $384 and accounts receivable was $21.

We received acceptance on the remaining two Big Six programs during 2004. A few minor requirements remain to complete in 2006 and their impact on our 2006 financial results is expected to be immaterial. We expect to meet all remaining requirements in 2006.

We have historically produced visual systems required by military customers with proprietary hardware. In the past few years, some military customers have been driving producers of visual systems to reduce costs by delivering systems with similar capabilities but using commercial off-the-shelf (COTS) PC hardware. As a result, visual systems prices have in some cases declined significantly. We have been successful in this product transition and have become the leading supplier of both high-end and PC-based systems. While the total number of visual channels has increased in this transition, the revenue produced has declined. We believe the trend toward more systems at lower prices will continue, though we do not believe that total revenue will decline further.

Results of Operations

Our 2005 sales increased by 8% primarily from an increase in sales to our military and digital theater markets. Strong orders in 2004 contributed to a $19,548 increase in our 2004 year-ending backlog which allowed us to increase sales in 2005. We continued to lower our costs by reducing headcount and labor costs, which is our largest cost category. However, these savings were partly offset by additional research and development required for our laser projector. Lastly, we recognized gains on the sale of a building and an insurance settlement of $2,745 and $8,000, respectively.

More detailed explanations of our 2005 results are provided below.

Consolidated Sales

The following table summarizes our consolidated sales for fiscal year:

	2005	2004	2003
Sales	$73,567	$67,859	$83,837

Fiscal 2005 vs. 2004

The primary reason for the 8.4% increase in 2005 sales was improvement in sales in the military and digital theater markets. Military sales increased $6,778, while sales in the planetarium market increased $5,697. These increases were offset by reduced sales in the commercial airlines market and in service and support. Sales in the commercial airline market decreased $5,013 and service and support sales decreased $1,935.

Military markets improved due to an increase in military training requirements. We believe we will see continued improvement in 2006 orders and sales from these customers. A few large prime contractors that are both customers and competitors continue to move toward providing their own visual systems. We also continue to believe that there has been an increase in military contracts awarded directly to incumbents and a corresponding reduction in contracts being placed for open bid. To compete against these trends, we strive to offer superior visual systems at competitive prices and to be more responsive in meeting and supporting customer needs.

Domestic airlines continue to be under financial pressure, resulting in a decrease in the number of new simulators purchased in this market. However, since many international airlines are upgrading their current simulators, we have attempted to offset domestic market trends by upgrading our large installed visual system base using the EP-1000CT product. Orders and sales were nevertheless below 2004 levels, but we expect higher orders and sales in 2006.

While our overall sales increased in 2005, new orders were slightly down during the year. As a result, backlog decreased by 5% from $84,232 to $80,277. We believe this decrease in backlog will not result in lower sales in 2006 and expect the backlog to remain flat at year end 2006.

Fiscal 2004 vs. 2003

Sales in 2004 declined 19.1% from $83,837 in 2003. This was primarily the result of a $15,071 reduction in sales to military customers due to constraints on military training programs. Service and support sales declined $2,510 also resulting from military constraints. Commercial airlines sales remained consistent with 2003 levels, and sales to planetarium customers increased $2,197 as a result of the success of our Digistar 3 visual system technology.

While sales decreased in 2004, backlog increased over 2003 from $64,684 to $84,232.

Gross Margin

The following table summarizes our gross margin and the percentage to total sales during fiscal year:

	2005	2004	2003
Gross margin	$27,279	$24,644	$17,119
Gross margin percentage	37.1%	36.3%	20.4%

Fiscal 2005 vs. 2004

Our gross margin percentage improved to 37.1% in 2005, compared with 36.3% in 2004. In 2005, our gross margin from sales to military customers improved 4.9% as a result of better product mix. There were fewer deliveries with high pass-through content, resulting in higher internal value-added and improved gross margins. Gross margins to planetarium customers improved 1.3% as Digistar 3 continued to mature as a product. Commercial airline margins decreased 1.1%, while service and support margins decreased by 8.0%. Service and support margins have declined as the mix of equipment shifted to more PC-based products and as a result of high margin chip sales which occurred in 2004, and were fully impaired, but not in 2005.

Fiscal 2004 vs. 2003

Our gross margin percentage improved to 36.3% in 2004, compared with 20.4% in 2003. Our 2003 gross margins were depressed by a $14,566 inventory impairment loss. In 2004, gross margins from sales to our military customers decreased 7.5% due to a change in product mix. Significant deliveries were made in 2004 on large military contracts with a high proportion of subcontract pass-through sales resulting in lower gross margins. Gross margins from sales to our planetarium customers decreased 6.3% and our service and support gross margins decreased 6.1% in 2004. Both decreases were a result of unique, high-margin deliveries during 2003 which were not repeated in 2004. We achieved a 1.7% gross margin increase in sales to commercial customers as a result of improved cost performance and a 1.7% gross margin increase due to reductions in warranty expense as we improved product reliability.

Operating Expenses

The following table summarizes our operating expenses during fiscal year:

	2005	2004	2003
Selling, general and administrative (“SG&A”)	$20,172	$24,022	$26,999
Research and development (“R&D”)	16,878	16,734	21,827
Restructuring charges (recoveries)	1,759	(491)	3,416
Gain on insurance settlement	(8.000)	—	—
Impairment loss	—	—	1,151
Operating expenses	$30,809	$40,265	$53,393

SG&A Expenses

Fiscal 2005 vs. 2004

SG&A expenses decreased 16.0% during 2005 mainly because of lower labor costs. In addition, our bad debt expense was $822 lower in part due to a collection on a $435 receivable we had previously reserved. Depreciation and amortization were also down from 2004 by $651 due to prior year building sales. These decreases were offset by increased legal expenses of $1,774 associated with the insurance settlement that occurred at the end of 2005 and associated with the Rockwell Collins transaction. We expect SG&A to remain at this level or slightly higher as a result of transaction costs related to the sale of assets to Rockwell Collins.

Fiscal 2004 vs. 2003

SG&A expenses decreased 11.0% during 2004. We achieved $2,534 in SG&A expense reductions from reduced headcount, $543 in reduced equipment costs and the remainder from various cost reductions.

R&D Expenses

Fiscal 2005 vs. 2004

R&D expenses increased 0.9% during 2005. We achieved reductions during 2005 of $899 in labor and associated overheads, and $824 in our use of outside consultants and manufacturing services. These reductions were offset by a $433 increase in purchases related to the development of the ESLP and $1,320 for the delivery of four prototype ESLP systems to the U.S. Air Force under a cost sharing contract. We expect R&D expenses in 2006 to be slightly less than in 2005 as we complete development efforts on the first generation of our laser projector.

Fiscal 2004 vs. 2003

R&D expenses decreased 23.3% during 2004. We achieved reductions during 2004 of $3,800 in labor and associated overheads, $709 in development expenses, and $600 in software and miscellaneous expenses.

Restructuring Charges (Recoveries)

Fiscal 2005 vs. 2004

In order to improve our profitability and cash flow in 2005, we initiated a restructuring plan in March 2005. The largest cost element of our business is our labor and labor-related costs. The restructuring reduced our aggregate labor force by approximately 60 full-time equivalent employees at an expected cost of $1,625 in severance benefits to be paid out over two years. We expect this action to reduce our labor and labor-related costs approximately $5,140 per year, which was partially achieved in 2005. During the first quarter of 2005, we recorded a restructuring charge of $1,891. We incurred an additional $35 in the second quarter relative to this action. In the fourth quarter, we reduced this restructuring charge by $168 as the actual cost of the plan was finalized and was less than our initial estimate.

Fiscal 2004 vs. 2003

We did not record any restructuring charges in 2004. Due to declines in our two primary markets we implemented a restructuring plan in 2003 to reduce our labor costs and we recorded restructuring charges of $3,416 related to headcount reductions of approximately 120 full-time equivalent employees. Our labor reductions were executed throughout the Company. This restructuring resulted in a reduction of approximately $7,500 per year in our labor costs, which was partially achieved in 2003 and entirely in 2004, through reductions in cost of sales and operating expenses.

Gain on Insurance Settlement

Fiscal 2005 vs. 2004

In December 2005, we settled a lawsuit previously filed by us against an insurance company with respect to an insurance claim made by us for losses incurred due to a cancellation of a significant contract by a customer in 2000. Under the settlement terms we received $8,000 and agreed to dismiss the lawsuit and to provide release of claims against the insurance company.

Fiscal 2004 vs. 2003

During 2004 and 2003 there were no similar insurance settlements.

Impairment Loss

Fiscal 2005 vs. 2004

During 2005, we did not incur any impairment charges.

Fiscal 2004 vs. 2003

During 2004, we did not incur any impairment charges. In 2003, we recognized an impairment loss of $1,151 on certain fixed assets specifically used to build, test and demonstrate our Harmony 1 product.

Gains

The following table summarizes our gains during fiscal year:

	2005	2004	2003
Gain on sale of assets	$—	$3,817	$—
Gain on assets held for sale	2,745	4,298	1,926

In 2005, we recognized a gain on a building held for sale of $2,745.

In 2004, we recognized gains on the sale of two assets totaling $8,115. A building held for sale was sold resulting in a gain of $4,298. We sold our CRT based projector assets to Video Display Corporation recognizing a gain of $3,662 as we shifted our focus to our new laser projector.

In 2003, we recognized a gain on a building held for sale of $1,926.

Other Income and Expense

The following table summarizes our other income and expense during fiscal year:

	2005	2004	2003
Other income (expense), net	$(779)	$(1,111)	$(1,960)

We reduced our other expenses in 2005 29.9%. Bank fees decreased $268 due to allowing our line of credit to expire at the end of 2004, earnings from our unconsolidated subsidiary increased $270, interest income increased $234, and we had a gain on the sale of an investment of $654. These were offset by increased realized and unrealized foreign currency losses of $932. We reduced our other expenses in 2004 by 43.3% due to the absence of a $500 loss recorded in 2003 for the write-off of an investment and a $81 reduction in interest expense due to reduced debt levels.

Income Taxes

The following table summarizes our income taxes during fiscal year:

	2005	2004	2003
Income tax expense (benefit)	$(430)	$112	$(971)

The income tax benefit in 2005 is attributable to adjustments to prior years’ tax provisions as a result of favorable resolution of certain international income tax contingencies and benefit from foreign income taxes. The income tax expense in 2004 was primarily attributable to foreign income taxes. The income tax benefit in 2003 was primarily due to the favorable resolution of certain worldwide income tax contingencies. Deferred tax assets arising from net operating loss carryforwards are fully reserved through a valuation allowance because it is more likely than not that the net deferred income tax assets will not be realized.

Subsequent Events Potential Impact on Future Results of Operations

As neither the sale of our assets primarily related to the Simulation Business under the Rockwell Collins Agreement nor the acquisition of Spitz under the Spitz Agreement has been completed, the potential impact of these two transactions on our results of operations are not discussed above. The completion of either or both of these transactions will materially impact our future results of operations. Below is a summary discussion of their expected impact.

Following the completion of the Rockwell Collins transaction we will no longer operate our business in the military and commercial visual simulation markets, except for sales of our laser projectors to Rockwell Collins. This will result in significantly lower sales and related operating costs. The remaining business will be focused on sales to the digital theater market and the expansion of products based on our laser technology. In order to increase our market share and sales in the digital theater market we agreed to acquire Spitz, one of our competitors in this market. With this acquisition we expect to have a more robust range of products for this market, including the ability to design and build domes. In addition to increasing sales in our digital theater market, the acquisition of Spitz, which will add approximately 60 employees and their operations facility in Pennsylvania, will also increase our operating costs. Currently, the ESLP has been developed or is in development for the digital theater, commercial and military simulation markets. As a result of these transactions we expect the overall cost structure of our Company to decrease significantly, though R&D is expected to remain at a high percentage of sales as we continue to develop our laser projector products. Our SG&A is also expected to remain initially at a high level due to additional costs related to the transactions.

Liquidity and Capital Resources

Summary information concerning our financial position as of fiscal year-end:

	2005	2004
Cash and cash equivalents	$14,606	$10,147
Restricted cash	1,099	3,414
Lines of credit	—	—
Net short term cash	15,705	13,561
Long-term debt	(18,015)	(18,015)
Net cash (indebtedness)	$(2,310)	$(4,454)
Stockholders’ deficit	$(6,455)	$(948)

In 2005, we continued to improve our overall liquidity and maintain our ability to issue letters of credit. This was mainly due to selling an office building and reaching a cash settlement in a lawsuit. In addition we believe our products are performing well and we expect to meet our delivery requirements. As a result, we do not foresee any liquidated damages or late delivery penalties in 2006.

Outlook

In 2006, we expect to complete the sale of our assets primarily related to the Simulation Business to Rockwell Collins. We expect this to result in approximately $18,737, net of projected uses of cash and amounts required to be held in escrow. See “Subsequent Events” above for further information concerning this transaction. We expect the net cash from this transaction along with cash from operations to fund our requirements in 2006 and beyond. However, there is no guarantee we can complete the transaction with Rockwell Collins and failure to do so will impact our financial position and liquidity. Circumstances that could materially affect liquidity in 2006 include, but are not limited to: (i) completing the asset sale to Rockwell Collins (ii) successfully delivering new technologies and products, (iii) meeting 2006 forecasted sales levels, and (iv) continuing to reduce costs and expenses.

For years after 2006, we expect cash from operations and net cash from the sale to Rockwell Collins to fund our planned needs in the short term as we invest in research and development related to our laser projector products. For the long term, we believe that our cash from operations will fund our planned needs. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that our sources of funds will be sufficient to meet our liquidity needs or that we will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Cash Flow

	Year ended December 31
	2005	2004	2003
Net cash provided by (used in):
Operating activities	$(2,782)	$(484)	$(771)
Investing activities	4,830	11,536	997
Financing activities	2,411	(10,619)	2,113
Increase in cash and cash equivalents	$4,459	$433	$2,339

Cash and cash equivalents increased $4,459 to $14,606 during fiscal year 2005, primarily as a result of cash provided by investing and financing activities. During 2005, we sold a building which was held for sale, received an insurance settlement and released additional cash that was restricted at the end of 2004.

Operating Activities

Operating activities used $2,782 of cash during 2005. This resulted primarily from a decrease in working capital of $5,909 offset by net income of $3,077 (adjusted for non-cash items of $4,211). Accounts receivable decreased due to improved collections. Inventories increased due to purchases related to our ESLP for deliveries to our digital theater customers starting in the first quarter of 2006. Net costs and estimated earnings in excess of billings on uncompleted contracts decreased due to increased revenue recognition on percent complete contracts compared to billings on percent complete contracts. Prepaid expenses and deposits decreased due to a reduction of prepaid software licenses. The decrease in our liabilities used $4,219. Customer deposits increased due to the excess of cash received on completed contracts compared to revenue recognized during the period.

Operating activities used $484 of cash during 2004. This resulted primarily from a net loss of $8,729 (adjusted for non-cash items of $168) offset by changes in working capital. Changes in working capital provided $8,006 of cash during 2004. Our accounts receivable decrease was mainly due to collections on several large contracts. Our inventory decrease was mainly due to the sale of $1,090 of CRT based projector inventory in the sale to Video Display Corporation, and to improved inventory management. Our net costs and estimated earnings in excess of billings on uncompleted contracts decrease was primarily due to the completion of the remaining two Big Six programs. Our accounts payable decrease was a result of our continued focus on reducing our outstanding trade payables and our improved liquidity. Our accrued expense decrease used $5,582 and our deferred rent increase provided $230. During 2004, we met the requirements of a settlement agreement we entered into at the end of 2003 with one of our customers concerning the delivery of Harmony 1 based visual systems. We had accrued $1,200 and our settlement costs were approximately $1,200. In addition we charged $1,007 against our warranty reserve, and our payments for severance benefits during 2004 related to prior years’ restructure plans was approximately $1,066.

Operating activities used $771 of cash during 2003. This resulted primarily from a net loss of $5,936 (adjusted for non-cash items of $28,412) offset by changes in working capital. Changes in working capital provided $6,102 of cash during 2003. Our net costs and estimated earnings in excess of billings on uncompleted contracts decrease provided $11,346 due to the completion and billing of all but two of the Big Six programs. The decrease in our accounts payables used $1,225 as a result of improved liquidity in 2003 as well as due to a shrinkage of our business. The decrease in our accrued expenses used $5,311as a result of warranty claims of $1,952 and compensation and benefits accruals decreasing $1,816. Compensation and benefits accruals decreased partially, due to reduced headcounts in 2003 and 2002 as a result of restructurings implemented during that time. Also, our accrued liquidated damages and late penalties increased due to reaching a $1,200 settlement with one of our Big Six program customers. In addition, we had a net decrease of $414 in restructure charges, with approximately $3,830 in severance benefits paid.

Investing Activities

Investing activities provided $4,830 of cash during 2005. This resulted primarily from the sale of one of our office buildings that was no longer in use for $6,277 in cash. This was partly offset by property, plant and equipment purchases of $2,434.

Investing activities provided $11,536 of cash during 2004. This resulted primarily from the sale of assets. We sold one of our office buildings that was no longer in use for $8,288 in cash. We sold our CRT based projector assets, the ESCP and TargetView, for $5,250 in cash as a result of deciding to focus our efforts on the development of our new laser based projector. We sold an investment for $633 in cash. This was partly offset by the use of $1,869 of cash for the purchase of property, plant and equipment and the use of $871 of cash for a deposit. The deposit was required in relation to the sale of our office building and the rental guarantee we entered into with the buyer.

Investing activities provided $997 of cash during 2003. This resulted primarily from the sale of one of our office buildings that was no longer in use for $4,760 in cash. This was offset by the use of $3,767 of cash for the purchase of investments in property, plant and equipment.

Financing Activities

Financing activities provided $2,411 of cash during 2005 primarily as a result of a reduction in our restricted cash requirements related to the issuance of letters of credit.

Financing activities used $10,619 of cash during 2004 primarily due to the pay down of our lines of credit during 2004 and due to an increase in restricted cash requirements related to the issuance of letters of credit.

Financing activities provided $2,113 of cash during 2003 primarily as a result of a restricted cash requirement under our line of credit agreements.

Credit Ratings

On July 12, 2005, Moody’s Investor Services (“Moody’s) withdrew all debt ratings assigned to Evans and Sutherland for “business reasons”. The ratings withdrawn were the corporate family rating previously rated B3; and the rating on the 6% Convertible Subordinated Debentures (the “6% Debentures”) previously rated Caa2. Moody’s Guidelines for the Withdrawal of Ratings provides that “business reasons” for the withdrawal of a rating indicates that under certain circumstances, Moody’s will withdraw a rating for an issuer or an obligation for reasons unrelated to the adequacy of information, bankruptcy or reorganization status of the credit. When this occurs, Moody’s will balance the market need for a rating against the costs to maintain and monitor a rating.

Credit Facilities

The ability to issue letters of credit and bank guarantees is important to our business because sales outside North America and Western Europe have increased. Letters of credit and bank guarantees in many countries are required as part of any final contract. Letters of credit and bank guarantees are issued to ensure our performance to customers in those countries. We also obtain letters of credit in our favor from such countries to ensure payment for equipment and services delivered to customers in those countries.

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

As of December 31, 2005, our outstanding letters of credit totaled $1,384. Letters of credit that expire in 2006 total $988 and those that expire in 2007-2010 total $396.

6% Convertible Subordinated Debentures due 2012

As of December 31, 2005, we had approximately $18,015 of the 6% Debentures outstanding that are due in 2012. The 6% Debentures are unsecured and are convertible at each bondholder’s option into shares of our common stock at a conversion price of $42.10 per share for an aggregate of 428,000 shares of our common stock if all outstanding 6% Debentures are converted, subject to adjustment. The 6% Debentures are redeemable at our option, in whole or in part, at par. The indenture pursuant to which the 6% Debentures were issued prohibits the conveyance or transfer of our assets substantially as an entirety to any person unless such person expressly assumes all of the obligations and liabilities of the 6% Debentures. Accordingly, under the terms of the Rockwell Purchase Agreement, we agreed to satisfy and discharge our obligations under the 6% Debenture and the indenture upon the closing of the transaction with Rockwell Collins. Specifically, we will issue a notice of redemption with respect to the 6% Debentures immediately prior to the closing of the Rockwell Collins transaction and deposit with the indenture trustee sufficient funds to satisfy the redemption payments.

Rental Guarantees

During 2005, we entered into a 21 month building rental guarantee with the buyer of a building that was available for sale. Under the terms of the rental guarantee, our maximum obligation will be reduced as the buyer leases space in the building. As of December 31, 2005, we had accrued $1,197 for this obligation and 100% of the leasable space in this building was available.

During 2004, we entered into a three year building rental guarantee with the buyer of a building that was available for sale. Under terms of the rental guarantee, our maximum obligation will be reduced as the buyer leases space in this building. As of December 31, 2005, we had accrued $447 for this obligation and approximately 57% of the leasable space in this building was available.

Legal Settlement

In December 2005, we entered a settlement agreement with an insurance company and received a payment of $8,000 in exchange for dismissing a lawsuit filed by E&S against the insurance company and releasing the insurance company from all existing claims under insurance polices written by that insurance company in favor of E&S.

Other

In 2006, we expect capital expenditures to be similar to 2005, or approximately $2,000 to $3,000. There were no material capital expenditure commitments at the end of 2005, nor do we anticipate any over the next several years.

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock. As of March 31, 2005, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors. No shares were repurchased during 2005, 2004, or 2003. Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

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

We believe our existing cash, restricted cash, letter of credit availability under our current arrangement, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations. At December 31, 2005, our total indebtedness was $18,015 consisting of long-term debt. Our cash and restricted cash, subject to various restrictions set forth in this annual report on Form 10-K, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

Effects of Inflation

The effects of inflation were not considered material during fiscal years 2005, 2004, or 2003, and are not expected to be material for fiscal year 2006.

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

In 2000, we formed a joint venture with Quadrant Group plc (“Quadrant”) known as Quest Flight Training Limited (“Quest”). Quest provides certain equipment, software, training, and other goods and services to the United Kingdom Ministry of Defence (“U.K. MOD”) and other related governmental entities to provide E-3D Sentry Aircrew Training Services. We have a 50% interest in Quest which is accounted for as an investment under the equity method and therefore is not consolidated in our financial statements. See Note 9 in Item 8 “Financial Statements and Supplementary Data of this annual report on Form 10-K for Quest summary financial information.

In connection with the services of Quest to the U.K. MOD, during fiscal year 2000 we entered into guarantees of various obligations of Quest. As of December 31, 2005, we had four guarantees outstanding related to Quest. Pursuant to the first guarantee, we have guaranteed, jointly and severally with Quadrant, the performance of Quest in relation to its contract with the U.K. MOD. If Quest fails to meet its obligations under the contract then we (and Quadrant) are required to perform under the terms of the contract. Due to the length of the contract and the uncertainty of performance for which we would be liable if Quest fails to perform, we cannot estimate the maximum amount of possible future payments. This guarantee is in place until 2030. Pursuant to the second guarantee, we have guaranteed, jointly and severally with Quadrant, up to a maximum amount of £1,000 (approximately $1,721), the performance of Quest where not subcontracted, and the performance of Quest where subcontracted but where the subcontractor is not liable to meet its obligation due to any limitation of liability in the sub-contract agreement. This guarantee is in place until 2020. Pursuant to the third guarantee, we have pledged our equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. The loan agreement terminates in 2020. The pledge of our equity shares in Quest will expire at such time as Quest’s obligations under the loan agreement are satisfied or the date on which the loan agreement is otherwise terminated. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of December 31, 2005, the outstanding loan balance was £4,889 (approximately $8,077). Quadrant has made identical guarantees for this obligation of Quest. Pursuant to the fourth guarantee, we have guaranteed payment, up to a maximum of £125 (approximately $215), in the event that Quest has a default event, as defined by its loan agreement. This guarantee is in place until 2020. Quadrant has made identical guarantees for this obligation of Quest. As of December 31, 2005, no amounts have been accrued for any estimated losses under these guarantees because we believe that Quest will meet all of its performance and financial obligations in relation to its contract with the U.K. MOD. However, if we are required to perform under any or all of the four guarantees, it could have a material adverse impact on our operating results and liquidity.

Upon completion of the asset sale contemplated by the Rockwell Purchase Agreement, Rockwell Collins will acquire our entire interest in Quest and will assume our obligations under the guarantees related to Quest.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2005 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt, including current portion(1)	$25,581	$1,081	$2,162	$2,162	$20,176
Operating lease obligations(2)	16,726	1,889	2,233	1,394	11,210
Purchase obligations(3)	7,182	5,364	1,818	—	—
Pension and post retirement plan obligations(4)	520	520	—	—	—
Total(5)	$50,009	$8,854	$6,213	$3,556	$31,386

(1)          Amounts represent the expected cash payments on our long-term debt, including interest payments, and do not include any fair value adjustments or bond premiums or discounts. In accordance with the terms of the Rockwell Purchase Agreement, we agreed to satisfy and discharge our obligations under the 6% Debenture and the indenture upon the closing of the transaction with Rockwell Collins.

(2)          The majority of the operating lease obligations are land leases for periods up to 40 years on the land underlying our buildings. Our maximum rental guarantee payments are included in operating lease obligations. Upon the closing of the Rockwell Collins transaction, certain of our operating lease obligations will be assumed by Rockwell Collins.

(3)          Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on E&S and that specify all significant terms, including fixed or minimum quantities to be purchased and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Our maximum rental guarantee payments are included in purchase obligations. Upon the closing of the Rockwell Collins transaction, certain of our purchase obligations will be assumed by Rockwell Collins.

(4)          Our policy is to make contributions to pension and post-retirement plans only if required to by statutory funding requirements. We currently intend to use a portion of the proceeds from the Rockwell Collins transaction to fund 90% of our existing obligations under our pension plan, our Executive Savings Plan and our Supplemental Executive Retirement Plan.

(5)          The table does not reflect the impact of the Rockwell Collins transaction on our expected liquidity cash flow in future periods. In addition, not included in the table above are our guarantees related to Quest. See “Off Balance Sheet Arrangements” for further information on these guarantees. Upon the closing of the Rockwell Collins transaction, these guarantees will be assumed by Rockwell Collins.

Application of Critical Accounting Estimates

The application of the accounting estimates discussed below are considered by management to be critical to an understanding of our financial statements. Their application places significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting estimates are described in the following paragraphs. A summary of significant accounting policies can be found in Note 2 “Summary of Significant Accounting Policies” of Item 8 “Financial Statements and Supplementary Data” in this annual report on Form 10-K. For all of these policies, management cautions that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

Contract Damages and Penalties

Accrued liabilities include amounts for liquidated damages and late delivery penalties. While current contracts could include additional liquidated damages and late delivery penalties, we have included all amounts we believe we are liable for as of December 31, 2005. These liquidated damages are based primarily on estimates of project completion dates. To the extent completion dates are not consistent with our estimates, these damage and penalty accruals may require additional adjustments.

Allowance for Doubtful Accounts

We specifically analyze accounts receivable and consider historical experience, customer creditworthiness, facts and circumstances specific to outstanding balances, current economic trends, and payment term changes when evaluating adequacy of the allowance for doubtful accounts. Changes in these factors could result in material adjustments to the expense recognized for bad debts.

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

Restructuring charges that occurred after December 31, 2002 were recorded under SFAS No. 112 “Employers’ Accounting for Postemployment Benefits—an Amendment of FASB No. 5 and 43.” As a result, a liability for the estimated costs associated with an exit or disposal activity is recognized when the liability is incurred. Thus estimated amounts for severance and benefits are accrued once they are probable and estimable; for contract terminations costs are accrued once the contract is terminated or the Company ceases receiving any benefit from the contract; and for leased property costs are accrued once the Company has exited the facility and is no longer receiving any benefit from the lease. If actual costs differ from the estimated costs, adjustments to the restructuring charges are required.

Straight Line Rent and Contingent Obligation

We recognize scheduled rent increases on a straight-line basis over the lease term, which may include optional lease renewal terms, and deferred rent income and expense is recognized to reflect the difference between the rent paid or received in the current period and the calculated straight-line amount.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior period’s financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 became effective for our Company on January 1, 2006. We believe that the adoption of SFAS No. 154 will not have a material impact on our consolidated financial statements.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS 123 and it was to be effective for us as of the beginning of the first interim or annual reporting period that began after June 15, 2005. However, the Securities and Exchange Commission has permitted companies subject to its oversight to delay implementing SFAS 123R until the beginning of their next fiscal year. Accordingly, we will implement the guidance of SFAS 123R at the beginning of our next fiscal year that starts January 1, 2006. We do not expect the adoption of SFAS 123R to have a material impact on our financial position or cash flows; however it will have a material impact on our results of operations as we are required to recognize stock-based compensation to our employees as compensation expense under the fair value method over their service period.

Forward-Looking Statements

The foregoing contains “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, including among others, those statements preceded by, followed by or including the words “estimates,” “believes,” “expects,” “plans,” “projects,” and similar expressions.

These forward looking statements include, but are not limited to, the following statements:

•       Our belief that we will complete the Rockwell Collins transaction in the second fiscal quarter of 2006 and receive consideration of $66,500 subject to post-closing adjustments, that we will enter into the Rockwell Laser Agreement, and that the amounts held in escrow totaling $10,000 related to the Rockwell Asset Purchase and Rockwell Laser Agreement will be released in full to us in the future.

•       Our belief that following the completion of the Rockwell Collins transaction we will no longer operate our business in the military simulation markets and the commercial simulation markets except for sales of our laser projectors to Rockwell Collins.

•       Our belief that we will complete the transaction with Transnational for the purchase of Spitz in the second fiscal quarter of 2006.

•       Our belief that the acquisition of Spitz and the continued success of our Digistar 3 Laser product will allow us to gain market share in digital theaters and that we may be able to grow the Spitz dome building business in 2006 and future years.

•       Our belief that our range of visual systems and services at various price and performance levels, our research and development investments, and our ability to design and manufacture value-added visual systems will enable us to compete effectively.

•       Our belief that the ESLP also has application to other markets in the future where ultra-high resolution, high efficiency, excellent image quality, and low life-cycle cost are important considerations, which will ultimately result in future revenues.

•       Our belief that our products are performing well, that we will meet all our delivery requirements, and as a result we will incur no liquidated damages or late delivery penalties in 2006.

•       Our belief that capital expenditures during 2006 will be similar to the capital expenditures incurred during 2005.

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

•       Our belief that we will perform under the conditions of our letters of credit and therefore incur no losses with respect to these letters of credit in 2006 or future years.

•       Our belief that Quest will meet all of its performance and financial obligations in relation to its contract with the U.K. MOD and we will therefore incur no losses as a result of our guarantees.

•       Our belief that the effects of inflation will not be material for fiscal year 2006.

•       Our belief that a limited number of customers will account for a substantial portion of our international sales in the foreseeable future.

•       Our belief that approximately 58% of our backlog will be converted to sales in 2006.

•       Our belief that the impact of the Big Six programs will be immaterial to our financial condition in 2006 and that we will complete all our requirements related to these programs in 2006.

•       Our belief that we will see improvements in our 2006 orders and sales from the military and commercial simulation markets even though we expect modest improvements in the military simulation market and and expect the commercial simulation market to remain flat.

•       Our belief that our SG&A expenses could remain at their 2005 levels or higher due to additional costs related to the Rockwell Collins and Sptiz transactions.

•       Our belief that the Rockwell Collins transaction and the Spitz transactions once consummated will materially affect our future financial performance and position as we will have sold a significant percentage of operational assets related to the Simulation Business and acquired additional operational assets related to the digital theater simulation group.

•       Our belief that the net cash from the Rockwell Collins transaction along with cash from operations will fund our requirements in 2006.

•       Our belief that for years beyond 2006 cash from operations and net cash from the sale to Rockwell Collins will fund our planned needs in the short term as we invest in research and development related to our laser projector products and our belief that for the long term, cash from operations will fund our planned needs.

•       Our belief that existing cash, restricted cash, letter of credit availability under our current arrangement, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations.

•       Our belief that we will continue to improve the performance of the EP and ECT software technology and that these improvements will increase the performance and functionality of our EP and EPX visual systems in 2006 and that we will complete the R&D efforts for wide display applications for the commercial simulation market in 2006.

•       Our belief that while visual system prices have decreased significantly in the military simulation market due to a push to use commercial off-the-shelf (COTS) PC hardware, revenues will not decline as a result of this trend.

•       Our belief that our prior changes in strategy will continue to result in improvements to our net loss per share.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described in Item 1A “Risk Factors” in Part I of this annual report on Form 10-K, important factors to consider in evaluating such forward-looking statements include risks of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, and product delays. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this annual report will, in fact, occur.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates. Our international sales, which in fiscal years 2005, 2004, and 2003 accounted for approximately 51%, 58%, and 53% of our totals sales, respectively, are concentrated in the United Kingdom, continental Europe, and Asia. In general, we enter into sale agreements with our international customers denominated in U.S. dollars. Foreign currency purchase and sale contracts may be entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. We do not enter into foreign currency contracts for trading purposes and do not use leveraged contracts. As of December 31, 2005, we had sales contracts in Euros with approximately €2,361 remaining to collect, sales contracts in GBP with approximately £315 remaining collect.

We reduce our exposure to changes in interest rates by maintaining a high proportion of our debt in fixed-rate instruments. As of December 31, 2005, our fixed-rate instruments consisted solely of our 6% convertible debentures due in 2012. The outstanding balance of the 6% convertible debentures as of December 31, 2004 was $18,015. The fair value of the 6% convertible debentures, based on quoted market prices was $11,530 as of December 31, 2005.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31
	2005	2004
		(Restated)
ASSETS
Current assets:
Cash	$14,606	$10,147
Restricted cash	1,099	3,414
Accounts receivable, net	10,770	15,102
Costs and estimated earnings in excess of billings on uncompleted contracts	9,509	5,616
Inventories, net	11,186	10,802
Prepaid expenses and deposits	3,768	4,655
Total current assets	50,938	49,736
Property, plant and equipment, net	14,894	20,597
Investments	1,224	1,933
Other assets	994	1,349
Total assets	$68,050	$73,615
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,589	$6,454
Accrued liabilities	9,331	11,032
Billings in excess of costs and estimated earnings on uncompleted contracts	6,022	11,776
Customer deposits	5,274	2,968
Total current liabilities	28,216	32,230
Deferred rent obligation	3,678	4,482
Convertible subordinated notes	18,015	18,015
Pension and retirement obligations	24,596	19,836
Total liabilities	74,505	74,563
Stockholders’ deficit:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.20 par value: 30,000,000 shares authorized; 10,884,848 and 10,864,042 shares issued, respectively	2,177	2,173
Additional paid-in-capital	49,814	49,707
Common stock in treasury, at cost 352,500 shares	(4,709)	(4,709)
Accumulated deficit	(43,860)	(42,726)
Accumulated other comprehensive loss	(9,877)	(5,393)
Total stockholders’ deficit	(6,455)	(948)
Total liabilities and stockholders’ deficit	$68,050	$73,615

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31
	2005	2004	2003
		(Restated)	(Restated)
Sales	$73,567	$67,859	$83,837
Cost of sales	46,288	43,215	52,152
Inventory impairment	—	—	14,566
Gross profit	27,279	24,644	17,119
Expenses:
Selling, general and administrative	20,172	24,022	26,999
Research and development	16,878	16,734	21,827
Restructuring charges (recoveries)	1,759	(491)	3,416
Gain on insurance settlement	(8,000)	—	—
Impairment loss	—	—	1,151
Operating expenses	30,809	40,265	53,393
Gain on sale of assets	—	3,817	—
Gain on sale of assets held for sale	2,745	4,298	1,926
Operating loss	(785)	(7,506)	(34,348)
Other income (expense):
Interest income	325	90	412
Interest expense	(1,227)	(1,296)	(1,376)
Impairment of investment securities	—	—	(500)
Gain on sale of investment securities	654	133	—
Equity in income of investee	425	156	64
Other	(956)	(194)	(560)
Total other income (expense), net	(779)	(1,111)	(1,960)
Loss before income taxes	(1,564)	(8,617)	(36,308)
Income tax expense (benefit)	(430)	112	(971)
Net loss	$(1,134)	$(8,729)	$(35,337)
Basic and diluted net loss per common share	$(0.11)	$(0.83)	$(3.37)
Basic and diluted weighted average common shares outstanding	10,523	10,498	10,471

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
(In thousands)

					Retained	Accumulated
			Additional		Earnings	Other
	Common Stock		Paid-in	Treasury	(Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Loss	Total
Balance at December 31, 2002, as previously reported	10,806	$2,161	$49,413	$(4,709)	$6,840	$(342)	$53,363
Restatement adjustment (Note 3)	—	—	—	—	(5,500)	—	(5,500)
Balance at December 31, 2002, as restated	10,806	2,161	49,413	(4,709)	1,340	(342)	47,863
Components of comprehensive loss:
Net loss, as restated	—	—	—	—	(35,337)	—	(35,337)
Unrealized gains on marketable securities	—	—	—	—	—	444	444
Additional minimum pension liability	—	—	—	—	—	(2,421)	(2,421)
Total comprehensive loss, as restated							(37,314)
Issuance of common stock	30	6	162	—	—	—	168
Balance at December 31, 2003, as restated	10,836	2,167	49,575	(4,709)	(33,997)	(2,319)	10,717
Components of comprehensive loss:
Net loss, as restated	—	—	—	—	(8,729)	—	(8,729)
Unrealized gains on marketable securities	—	—	—	—	—	99	99
Foreign currency translation	—	—	—	—	—	244	244
Additional minimum pension liability	—	—	—	—	—	(3,417)	(3,417)
Total comprehensive loss, as restated							(11,803)
Issuance of common stock	28	6	132	—	—	—	138
Balance at December 31, 2004, as restated	10,864	2,173	49,707	(4,709)	(42,726)	(5,393)	(948)
Components of comprehensive loss:
Net loss	—	—	—	—	(1,134)	—	(1,134)
Unrealized gains on marketable securities	—	—	—	—	—	(568)	(568)
Foreign currency translation	—	—	—	—	—	(96)	(96)
Additional minimum pension liability	—	—	—	—	—	(3,820)	(3,820)
Total comprehensive loss							(5,618)
Issuance of common stock	21	4	107	—	—	—	111
Balance at December 31, 2005	10,885	$2,177	$49,814	$(4,709)	$(43,860)	$(9,877)	$(6,455)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31
	2005	2004	2003
		(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(1,134)	$(8,729)	$(35,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,955	5,169	6,848
Gain on sale of assets	—	(3,817)	—
Gain on sale of assets held for sale	(2,745)	(4,298)	(1,926)
Inventory impairment	—	—	14,566
Impairment loss	—	—	1,151
(Gain) loss on disposal of property, plant and equipment	200	(7)	16
Income from equity investment in joint venture	(425)	(156)	(64)
Gain on sale of investment securities	(654)	(133)	—
Impairment of investment	—	—	500
Provision for (recovery of) losses on accounts receivable	(495)	326	68
Provision for excess and obsolete inventory	1,617	2,231	1,499
Provision for warranty	984	1,188	2,274
Provision for restructuring expense (recovery)	1,759	(491)	3,416
Other	65	246	171
Change in operating assets and liabilities:
Decrease in accounts receivable	4,827	6,870	333
Decrease (increase) in inventories	(1,960)	1,849	141
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts, net	(9,646)	5,798	11,346
Decrease (increase) in prepaid expenses and deposits	1,400	1,793	(1,903)
(Decrease) increase in accounts payable	1,184	(1,991)	(1,225)
Decrease in accrued liabilities	(4,219)	(5,582)	(5,311)
Increase in deferred rent obligation	199	211	245
(Decrease) increase in customer deposits	2,306	(961)	2,421
Net cash used in operating activities	(2,782)	(484)	(771)
Cash flows from investing activities:
Proceeds from sale of assets	—	5,250	—
Proceeds from sale of investment securities	778	633	—
Purchases of property, plant and equipment	(2,434)	(1,869)	(3,767)
Proceeds from sale of property, plant and equipment	84	105	4
Dividends from equity investment in joint venture	368	—	—
Proceeds from sale of assets held for sale	6,277	8,288	4,760
Increase in other assets	(206)	(871)	—
Purchases of investment securities	(37)	—	—
Net cash provided by investing activities	4,830	11,536	997
Cash flows from financing activities:
Net repayments on line of credit agreements	—	(7,685)	(250)
Decrease (increase) in restricted cash	2,315	(3,057)	2,195
Proceeds from issuance of common stock	96	123	168
Net cash provided by (used in) financing activities	2,411	(10,619)	2,113
Net change in cash and cash equivalents	4,459	433	2,339
Cash and cash equivalents at beginning of year	10,147	9,714	7,375
Cash and cash equivalents at end of year	$14,606	$10,147	$9,714
Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the year for:
Interest	$1,227	$1,295	$1,376
Income taxes	52	140	(209)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All dollar amounts are in thousands unless otherwise indicated.

Note 1:  Business and Background

Description of Business

Evans & Sutherland Computer Corporation, referred to in these notes as “Evans & Sutherland,” “E&S,” “we,” “us,” “our” or the “Company,” produces visual systems used to rapidly and accurately display images of the real world. We design, manufacture, market and support our visual systems for a wide range of military and commercial applications, as well as for planetariums, science centers, and entertainment venues. Our products and solutions range from the desktop PC to what we believe are the most advanced visual systems in the world. The Company operates as one segment, which is the visual simulation market.

On February 7, 2006, we entered into an asset purchase agreement with Rockwell Collins, Inc., pursuant to which we will sell substantially all of the assets and certain liabilities primarily related to our commercial and military simulation businesses and related service and support operations to Rockwell Collins. See Note 25 for further details.

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation

Evans & Sutherland’s fiscal year ends on December 31. The consolidated financial statements include the accounts of Evans & Sutherland and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management’s most difficult and subjective judgments include revenue recognition based on the percentage-of completion method, inventory reserves, accruals for liquidated damages and late penalties, allowance for doubtful accounts, income tax valuation allowance, restructuring charges, impairment of long-lived assets, pension and retirement obligations and useful life of depreciable assets. Actual results could differ from those estimates.

Restricted Cash

Restricted cash that guarantees issued letters of credit that mature or expire within one year is reported as a current asset. Restricted cash that guarantees issued letters of credit that mature or expire in more than one year are reported as long-term other assets. Long-term restricted cash at December 31, 2005 and 2004 was $396 and $408, respectively.

Trade Accounts Receivable

In the normal course of business, we provide unsecured credit terms to our customers. Accordingly, we maintain an allowance for doubtful accounts for possible losses on uncollectible accounts receivable. We routinely analyze accounts receivable and costs and estimated earnings in excess of billings, and consider history, customer creditworthiness, facts and circumstances specific to outstanding balances, current economic trends, and payment term changes when evaluating adequacy of the allowance for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

doubtful accounts. Changes in these factors could result in material differences to bad debt expense. Past due balances are reviewed individually for collectibility.

For uncollectible accounts receivable we record a loss against the allowance for doubtful accounts only after exhaustive efforts have been made to collect and with management’s approval.

The table below represents changes in our allowance for doubtful receivables during fiscal year:

	2005	2004	2003
Beginning balance	$650	$351	$856
Provision for (reduction in) losses on accounts receivable	(495)	326	68
Charges against the reserve	(33)	(27)	(573)
Ending balance	$122	$650	$351

In 2004, we fully reserved $479 in the allowance for doubtful receivables for all receivables related to one customer in China due to management’s assertion that there was a low probability of collection. However, in 2005, this customer paid $428 and we recorded a recovery of losses on accounts receivable.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Routine maintenance, repairs and renewal costs are expensed as incurred. When property is retired or otherwise disposed of, the book value of the property is removed from the fixed assets and the related accumulated depreciation accounts. Depreciation is included in cost of sales, research and development or selling, general and administrative expenses depending on the nature of the asset.

Software Development Costs

Software development costs, if material, are capitalized from the date technological feasibility is achieved until the product is available for general release to customers. Such costs have not been material during the periods presented.

Investments

We classify our marketable debt and equity securities as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss) until realized. Dividend and interest income are recognized when earned. Realized gains and losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from the sale of securities are included in results of operations and are determined on the specific-identification basis. A decline in the market value that is deemed other than temporary results in a charge to other income (expense) and the establishment of a new cost basis for the investment.

We account for our investments in nonmarketable securities using the cost and equity methods. In assessing the fair value cost method of such investments, we consider recent equity transactions that investees have entered into, the status of each investee’s technology and strategies in place to achieve their objectives, as well as the investee’s financial condition and results of operations. To the extent there are changes in these assessments, adjustments may need to be recorded. For our investment accounted for using the equity method, adjustments are made to the carrying amount of the investment to account for our equity in undistributed earnings (losses) of the investee. Investments are periodically evaluated for a decline in value considered other-than-temporary. Any such decline is recognized as a loss in the statement of operations. In 2003, we determined the value of a nonmarketable investment had experienced a decline in value deemed to be other-than-temporary. As a result we recorded a loss on the write-down of this investment of $500 representing the total value of this investment.

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

Warranty Reserve

We provide a warranty reserve for estimated future costs of servicing products under warranty agreements extending for periods from 90 days to one year. Anticipated costs for product warranties are based upon estimates derived from experience factors and are recorded at the time of sale or over the period revenues are recognized for long-term contracts. Warranty reserves are classified as accrued liabilities in the accompanying consolidated balance sheets.

The table below reflects changes in our warranty reserves during fiscal year:

	2005	2004	2003
Beginning balance	$1,471	$1,290	$968
Provision for warranty expense	984	1,188	2,274
Warranty charges against the reserve	(1,470)	(1,007)	(1,952)
Ending balance	$985	$1,471	$1,290

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

Our sales include revenue from system hardware, software, database products and service contracts. The following table provides information on revenue by recognition method applied during fiscal years:

Revenue recognition method	2005	2004 (Restated)	2003 (Restated)
Percentage-of-completion	$51,913	$41,961	$38,623
Completed contract	15,192	23,957	39,386
Time and materials	1,331	716	4,602
Other	5,131	1,225	1,226
Total sales	$73,567	$67,859	$83,837

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

In those arrangements where software is a significant component of the contract, the Company applies the guidance of Statement of Position 97-2 “Software Revenue Recognition,” which allows for use of the percentage-of-completion method as described above.

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

Time and Materials.   When services are sold to customers on a time and materials or cost-plus basis, revenues are recognized as the related services and material costs are incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	2005	2004 (Restated)	2003 (Restated)
Net loss as reported	$(1,134)	$(8,729)	$(35,337)
Deduct: Total stock based employee compensation expense determined under the fair value method for all awards	(550)	(397)	(442)
Pro forma net loss	$(1,684)	$(9,126)	$(35,779)
Basic and diluted net loss per common share—as reported	$(0.11)	$(0.83)	$(3.37)
Basic and diluted net loss per common share—pro forma	(0.16)	(0.87)	(3.42)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives

We may enter into readily marketable forward contracts with financial institutions to minimize the impact of foreign currency fluctuations on certain sales contracts. We do not enter into derivative instruments for speculative or trading purposes. Realized and unrealized gains or losses are recorded in results of operations. In 2004, we entered into one foreign currency hedge transaction. We recognized a loss of $34 as of December 31, 2004. As there is no net settlement provision in the contract, we recorded an amount due from a financial institution in prepaid expenses and deposits and an accrued liability for the amount owed by us to the financial institution in the amounts of $368 and $402, respectively, as of December 31, 2004. The contract expired in January 2005.

Other Comprehensive Loss

We have applied the provisions of SFAS 109, “Accounting for Income Taxes,” (“SFAS 109”) to our gains and losses included in other comprehensive loss but excluded from our net loss. On a net basis for 2005, 2004 and 2003, there was a deferred income tax asset as a result of the items reflected in comprehensive loss. However, in applying SFAS 109 we determined that it is more likely than not that we will not realize such net deferred income tax assets and have therefore established a valuation allowance against the full amount of the net deferred income tax asset. Accordingly, the net income tax effect of the items included in other comprehensive loss is zero. Therefore, we have included no income tax expense or benefit in relation to items reflected in other comprehensive loss.

The components of accumulated other comprehensive loss were as follows as of December 31:

	2005	2004
Additional minimum pension liability	$(9,657)	$(5,838)
Net unrealized holding gain on available-for-sale securities	—	568
Net foreign currency translation	(220)	(123)
Total accumulated other comprehensive loss	$(9,877)	$(5,393)

Leases

We recognize scheduled rent increases on a straight-line basis over the lease term, which may include optional lease renewal terms, and deferred rent income and expense are recognized to reflect the difference between the rent paid or received in the current period and the calculated straight-line amount.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 became effective for our Company on January 1, 2006. We believe that the adoption of SFAS No. 154 will not have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS 123 and it was to be effective for us as of the beginning of the first interim or annual reporting period that began after June 15, 2005. However, the Securities and Exchange Commission has permitted companies subject to its oversight to delay implementing SFAS 123R until the beginning of their next fiscal year. Accordingly, we will implement the guidance of SFAS 123R at the beginning of our next fiscal year that starts January 1, 2006. We do not expect the adoption of SFAS 123R to have a material impact on our financial position or cash flows; however it will have a material impact on our results of operations as we are required to recognize stock-based compensation to our employees as compensation expense under the fair value method over their service period.

Note 3:  Restatement of Financial Statements

During the fiscal 2005 year-end closing process, we reviewed our accounting practices with respect to leasing transactions and determined that our then-current method of accounting for rent expense for leased real property was not in compliance with Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases (“FTB 85-3”). FTB 85-3 indicates that the lessee should recognize scheduled rent increases on a straight-line basis over the lease term, which may include optional lease renewal terms, and deferred rent expense should be recognized to reflect the difference between the rent paid in the current period and the calculated straight-line amount. By not accounting for the future annual increases on a straight-line basis, we understated rent expense by $211 and $245 in 2004 and 2003, respectively, and understated the deferred rent obligation by $4,482, $5,081 and $5,500 in 2004, 2003 and 2002, respectively. In addition, we understated the gain on sale of assets held for sale related to real property leases that were assumed by the purchasers of certain of our building facilities in the amount of $810 and $520 for 2004 and 2003, respectively.

The Company has elected to correct other previously identified errors which were considered immaterial individually and in the aggregate by the Company at the time these errors were first identified. These other previously identified errors included correction of i) the useful lives of leasehold improvements which reduced property, plant and equipment, net by $198 and $133 in 2004 and 2003, respectively, and increased depreciation expense by $65 and $66 during 2004 and 2003, respectively, ii) the recognition of revenue which decreased both sales and billings in excess of costs and estimated earnings on uncompleted contracts by $72 in 2004, iii) foreign exchange gains and losses which reduced sales by $247 in 2004, increased sales by $265 in 2003, increased other income by $31 and $27 in 2004 and 2003, respectively, and decreased billings in excess of costs and estimated earnings on uncompleted contracts by $215 in 2003, iv) the recognition of a contingent loss accrual increased general and administrative expense by $150 in 2004, decreased general and administrative expense by $150 in 2003 and increased trade receivables and accrued liabilities by $1,575 and $1,425, respectively, in 2003, and v) the timing of a gain on disposal of fixed assets that increased other income by $42 in 2004 and increased property, plant and equipment, net by $42 in 2004.

In addition to the adjustments mentioned previously, the Company restated sales and cost of sales from one contract to research and development expense, because the contract was determined to be a research and development arrangement. The effect of this restatement was to decrease sales and cost of sales by $981 and $1,204 for the years ended December 31, 2004 and 2003, respectively.

The cumulative effect of these restatement amounts on prior years resulted in a decrease in retained earnings of approximately $5,500 as of December 31, 2002 and a decrease in net loss of approximately $138 and $651 for the fiscal years ended December 31, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the effects of these changes on the Company’s consolidated balance sheet as of December 31, 2004, as well as the effect of these changes on the Company’s statements of operations and stockholders’ equity (deficit) and comprehensive loss for fiscal years ended December 31, 2004 and 2003. Certain reclassifications have been made in the 2004 and 2003 consolidated financial statements and notes to conform to the 2005 presentations. Net cash provided by (used in) operating, investing and financing activities was unaffected by these restatement adjustments for all periods presented.

Selected Balance Sheet Data

	As Previously
December 31, 2004	Reported	Adjustments	As Restated
Property, plant and equipment, net	$20,753	$(156)	$20,597
Total assets	73,771	(156)	73,615
Billings in excess of costs and estimated earnings on uncompleted contracts	11,703	73	11,776
Deferred rent obligation	—	4,482	4,482
Total liabilities	70,008	4,555	74,563
Accumulated deficit	(38,015)	(4,711)	(42,726)
Total stockholders’ equity (deficit)	3,763	(4,711)	(948)

Selected Statements of Operations Data

	As Previously
Fiscal Year 2004	Reported	Adjustments	As Restated
Sales	$69,159	$(1,300)	$67,859
Cost of sales	44,119	(904)	43,215
Selling, general and administrative expenses	23,786	236	24,022
Research and development expenses	16,621	113	16,734
Gain on sale of assets held for sale	3,488	810	4,298
Operating loss	(7,571)	65	(7,506)
Total other income (expense)	(1,184)	73	(1,111)
Net loss	(8,867)	138	(8,729)
Basic and diluted net loss per common share	$(0.84)	$0.01	$(0.83)

	As Previously
Fiscal Year 2003	Reported	Adjustments	As Restated
Sales	$84,776	$(939)	$83,837
Cost of sales	53,252	(1,100)	52,152
Selling, general and administrative expenses	27,039	(40)	26,999
Research and development expenses	21,730	97	21,827
Gain on sale of assets held for sale	1,406	520	1,926
Operating loss	(34,972)	624	(34,348)
Total other income (expense)	(1,987)	27	(1,960)
Net loss	(35,988)	651	(35,337)
Basic and diluted net loss per common share	$(3.44)	$0.07	$(3.37)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Selected Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss Data

	As Previously
December 31, 2002	Reported	Adjustments	As Restated
Retained earnings	$6,840	$(5,500)	$1,340
Total stockholders’ equity	53,363	(5,500)	47,863

Note 4:  Inventories

Inventories net of reserves at fiscal year-end were as follows:

	2005	2004
Raw materials	$2,539	$5,078
Work-in-process	4,122	1,300
Finished goods	4,525	4,424
Total inventories, net	$11,186	$10,802

Note 5:  Property, Plant and Equipment

The cost and estimated useful lives of property, plant and equipment and the total accumulated depreciation and amortization at fiscal year-end:

	Estimated	2005	2004
	useful lives		(Restated)
Buildings and improvements	40 years	$20,098	$29,300
Manufacturing machinery and equipment	3 to 8 years	48,899	53,142
Office furniture and equipment	8 years	3,099	4,902
Construction-in-process	—	139	35
		72,235	87,379
Less accumulated depreciation and amortization		(57,341)	(66,782)
Total property, plant and equipment, net		$14,894	$20,597

Note 6:  Impairments

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

Approximately $10,000 of the 2003 impairment related to our Harmony 1 inventory. Through the end of 2002 and into early 2003, we expected to finalize a sale of two Harmony 1 based visual systems, one as an option to a current U.S. government contract and another to a European prime contractor. During March 2003, we received notification from these customers that they would not purchase the Harmony 1 system, as had been forecasted, due to a decision to migrate to a more current technology, specifically commercial off-the-shelf PCs or our next-generation Harmony, the Harmony 2. Thus, the loss of these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

orders coupled with the overall shift in market demand resulted in our determination that we had excess Harmony 1 inventory on hand. We have extremely limited prospects to sell this excess Harmony 1 inventory, and these components cannot be used in the manufacture of our other products. Accordingly, we determined that $10,000 of inventory related to these systems was impaired. In addition, because we did not expect to sell any additional Harmony 1 based visual systems, we determined we had no further need for certain fixed assets specifically used to build, test, and demonstrate our Harmony 1 based visual systems and recorded an impairment of $1,151 related to these fixed assets, as we believe this equipment had no alternative use.

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

Approximately $1,266 of the 2003 impairment related to our TargetView 100 inventory. In 2003, we became convinced that the TargetView 100 technology had been superseded by newer technology. Accordingly, our business opportunities for TargetView 100 systems had been nearly eliminated and we determined that we had excess inventory on hand. Therefore, we determined that $1,266 of inventory related to these systems was impaired.

During the fourth quarter of 2004, our entire TargetView inventory, including impaired inventory, was sold along with our ESCP assets to Video Display Corporation (see Note 24).

Note 7:  Costs and Estimated Earnings on Uncompleted Contracts

Comparative information with respect to uncompleted contracts at fiscal year-end:

	2005	2004 (Restated)
Total accumulated costs and estimated earnings on uncompleted contracts	$189,850	$186,249
Less total billings on completed contracts	(186,363)	(192,409)
	$3,487	$(6,160)

The above amounts are reported in the consolidated balance sheet as follows:

	2005	2004 (Restated)
Costs and estimated earnings in excess of billings on uncompleted contracts	$9,509	$5,616
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,022)	(11,776)
	$3,487	$(6,160)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8:  Leases

We occupy real property and use certain equipment under lease arrangements that are accounted for as operating leases. Our real property leases contain escalation clauses. Rental expenses for all operating leases for 2005, 2004, and 2003 were $1,690, $2,013 (restated) and $4,174 (restated), respectively.

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Fiscal year
2006	$1,889
2007	1,499
2008	734
2009	697
2010	697
Thereafter	11,210
Total	$16,726

Sub-lease rental income for all operating leases for 2005, 2004 and 2003 was $117, $357 (restated) and $827 (restated), respectively. At December 31, 2005, we had no future lease rental income from operating leases that have initial or remaining noncancelable lease terms.

Note 9:  Investments

Marketable Securities Available-for-Sale

Marketable securities, consisting of equity securities, are recorded at fair value as follows:

	Gross	Estimated
	Adjusted	Unrealized	Fair
	Cost	Gains	Value
December 31, 2004	$88	$568	$656

Unrealized gains in 2004 were due to market-price movement and foreign exchange movement related to one marketable security that was traded on a foreign exchange and was priced in Euros. Marketable securities were sold during 2005 for $778 and a gain of $654 was realized on the sales.

Nonmarketable Security

Nonmarketable securities at fiscal year end consisted of:

	2005	2004
Quest Flight Training Limited	$1,224	$1,277

We have a 50% interest in Quest Flight Training Limited (“Quest”), a joint venture with Quadrant Group plc (“Quadrant”), providing aircrew training services for the United Kingdom Ministry of Defence (“U.K. MOD”) under a 30-year contract. The investment is accounted for under the equity method. In 2005 and 2004, we recorded $96 and $244, respectively, of foreign currency translation in accumulated other comprehensive income on the investment in Quest. Also one member of our board of directors is on the board of directors of Quest and Quadrant. In 2000 we entered a 30 year maintenance contract with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Quest. For the years ended December 31, 2005, 2004 and 2003, we recognized sales of $104, $141 and $107, respectively, and cost of sales of $75, $20 and $(3), respectively.

Following is summarized financial information of Quest and for our equity basis investment in Quest as of and for the year ended December 31, 2005:

2005
Quest summary financial information:
Sales	$3,434
Net income	821
Current assets	2,297
Total assets	11,761
Current liabilities	1,694
Total liabilities	9,281
E&S interest:
Share of net income	$410
Equity in net assets	1,224

In connection with the services of Quest to the U.K. MOD, during fiscal year 2000, we entered into guarantees of various obligations of Quest. As of December 31, 2005, we had four guarantees outstanding related to Quest. Pursuant to the first guarantee, we have guaranteed, jointly and severally with Quadrant, the performance of Quest in relation to its contract with the U.K. MOD. If Quest fails to meet its obligations under the contract then we (and Quadrant) are required to perform under the terms of the contract. Due to the length of the contract and the uncertainty of performance for which we would be liable if Quest fails to perform, we cannot estimate the maximum amount of possible future payments. This guarantee is in place until 2030. Pursuant to the second guarantee, we have guaranteed, jointly and severally with Quadrant, up to a maximum amount of £1,000 (approximately $1,721), the performance of Quest where not subcontracted, and the performance of Quest where subcontracted but where the subcontractor is not liable to meet its obligation due to any limitation of liability in the sub-contract agreement. This guarantee is in place until 2020. Pursuant to the third guarantee, we have pledged our equity shares in Quest to guarantee payment by Quest of a loan agreement executed by Quest. The loan agreement terminates in 2020. The pledge of our equity shares in Quest will expire at such time as Quest’s obligations under the loan agreement are satisfied or the date on which the loan agreement is otherwise terminated. In the event of default on this loan agreement, the lending institution can request that the trustee holding such equity shares surrender them to the lending institution in order to satisfy all amounts then outstanding under the loan agreement. As of December 31, 2005, the outstanding loan balance was £8,077 (approximately $8,413). Quadrant has made identical guarantees for this obligation of Quest. Pursuant to the fourth guarantee, we have guaranteed payment, up to a maximum of £125 (approximately $215), in the event that Quest has a default event, as defined by its loan agreement. This guarantee is in place until 2020. Quadrant has made identical guarantees for this obligation of Quest. As of December 31, 2005, no amounts have been accrued for any estimated losses under these guarantees because we believe that Quest will meet all of its performance and financial obligations in relation to its contract with the U.K. MOD. However, if we are required to perform under any or all of the four guarantees, it could have a material adverse impact on our operating results and liquidity. Subsequent to December 31, 2005, the Company entered into an asset purchase agreement with Rockwell Collins, Inc. (see Note 25). Upon completion of the asset sale contemplated by the asset purchase agreement, Rockwell Collins will acquire our entire interest in Quest and will assume our obligations under the guarantees related to Quest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10:  Accrued Liabilities

Accrued liabilities at fiscal year-end were as follows:

	2005	2004
Compensation and benefits	$4,242	$4,275
Building rental guarantees (see Note 23)	1,644	1,755
Other	3,445	5,002
Total accrued liabilities	$9,331	$11,032

Note 11:  Employee Retirement Benefit Plans

Pension Plan

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

401(k) Deferred Savings Plan

We have a deferred savings plan that qualifies under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all employees of the Company who have at least one year of service and who are age 18 or older. We make matching contributions on employee contributions based on our profitability and other financial and operational considerations. Our contributions to the 401(k) plan for 2005, 2004 and 2003 were $591, $625 and $647, respectively.

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

We purchase company-owned life insurance policies insuring the lives of participants in the ESP. The policies accumulate asset values and exist to cover the cost of employee supplemental retirement benefit liabilities. At December 31, 2005 and 2004, prepaid expenses and deposits included our investments in the policies of $2,181 and $2,260, respectively. Net insurance expense from these policies was $96, $160 and $340 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligations and Funded Status

E&S uses a December 31 measurement date for both the Pension Plan and SERP.

As of December 31, 2005 and 2004, the projected benefit obligations related to our defined benefit plans were equal to the accumulated benefit obligations. Information concerning the obligations, plan assets and funded status of employee retirement defined benefit plans are provided below:

	Pension Plan		SERP
	2005	2004	2005	2004
Changes in benefit obligation
Projected benefit obligation at beginning of year	$41,327	$38,820	$8,303	$7,665
Service cost	—	—	146	519
Interest cost	2,401	2,498	486	508
Actuarial loss	2,711	2,050	465	30
Benefits paid	(236)	(2,041)	(481)	(419)
Settlement payments	(2,913)	—	—	—
Projected benefit obligation at end of year	$43,290	$41,327	$8,919	$8,303
Changes in plan assets
Fair value of plan assets at beginning of year	$29,916	$31,028	$—	$—
Actual return on plan assets	846	929	—	—
Contributions	—	—	481	419
Benefits paid	(3,149)	(2,041)	(481)	(419)
Fair value of plan assets at end of year	$27,613	$29,916	$—	$—
Net Amount Recognized
Unfunded status	$(15,677)	$(11,411)	$(8,919)	$(8,303)
Unrecognized net actuarial loss	9,255	5,838	1,158	693
Unrecognized prior service cost	—	—	(756)	(815)
Net amount recognized	$(6,422)	$(5,573)	$(8,517)	$(8,425)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Plan		SERP
	2005	2004	2005	2004
Accrued liability	$(15,677)	$(11,411)	$(8,919)	$(8,425)
Accumulated other comprehensive income	9,255	5,838	402	—
Net amount recognized	$(6,422)	$(5,573)	$(8,517)	$(8,425)

Components of net periodic benefit cost

	Pension Plan			SERP
	2005	2004	2003	2005	2004	2003
Service cost	$—	$—	$—	$146	$519	$451
Interest cost	2,401	2,498	2,533	485	508	480
Expected return on assets	(2,288)	(2,362)	(2,813)	—	—	—
Amortization of actuarial loss	112	67	—	—	—	—
Amortization of prior year service cost	—	—	—	(59)	(59)	(59)
Settlement charge	623	—	—	—	—	—
Net periodic benefit cost (benefit)	$848	$203	$(280)	$572	$968	$872

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information

The increases to our unrecognized net actuarial loss recorded in other comprehensive income for the Pension Plan of $3,417 and $3,417 during 2005 and 2004, respectively, arose from the difference between the accumulated benefit obligation and the accrued pension expense at the end of each year.

The increases to our minimum liability recorded in other comprehensive income for the SERP of $402 and $0 during 2005 and 2004, respectively, arose from the difference between the accumulated benefit obligation and the accrued pension expense at the end of each year.

Assumptions

The weighted average assumptions used to determine benefit obligations at December 31, 2005 and 2004, included discount rates of 5.75% and 6.00%, respectively, for the Pension Plan and SERP. The weighted average assumptions used to determine net periodic cost for years ended December 31, 2005 and 2004, included a discount rate of 6.00% and 6.25%, respectively, for the Pension and SERP, and an expected long-term rate of return on Pension Plan assets of 8.00%.

The long-term rate of return on plan assets was estimated as the weighted average of expected return of each of the asset classes in the target allocation of plan assets. The expected return of each asset class is the investment managers’ assessment of future returns. The expectations were compared to historical market returns to ensure that the expected return of each class was a conservative estimate.

Pension Plan Assets

The Pension Plan’s weighted-average asset allocations at fiscal year-end, weighted-average planned targeted asset allocations going forward, and expected long-term returns on plan assets are as follows:

		2005	2004	Expected
Asset allocation category of plan assets	Target %	Actual %	Actual %	Return %
Cash and cash equivalents	0	57	77	—
Fixed income	45	—	—	2.5
Domestic equity
Small cap growth	8	6	3	0.9
Small cap value	7	6	3	0.8
Large cap growth	15	11	6	1.4
Large cap value	15	12	7	1.4
International Equities	10	8	4	1.0
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

No equity securities of E&S were part of the Pension Plan assets as of December 31, 2005 or 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Flow

Employer contributions

Our funding policy is to contribute amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations. In addition, we are not required to fund the SERP. All benefit payments are made by us directly to those who receive benefits from the SERP. As such, these payments are treated as both contributions and benefits paid for reporting purposes.

E&S expects to contribute approximately $562 to the SERP and $520 to the Pension Plan in 2006. Subsequent to December 31, 2005, the Company has entered into an asset purchase agreement with Rockwell Collins, Inc. (see Note 25). The successful completion of this transaction will require E&S to contribute to the SERP an amount equal to 90% of the accumulated benefit obligation. In addition, we intend to use a portion of the proceeds to satisfy a portion of our funding obligations under our Pension Plan and ESP.

Estimated future benefit payments

The following benefit payments are expected to be paid based on actuarial estimates and prior experience:

	Pension
Fiscal years	Plan	SERP
2006	$3,105	$562
2007	2,278	563
2008	3,444	577
2009	3,684	592
2010	3,005	529
2011-2015	23,045	2,769

Note 12:  Debt

6% Convertible Subordinated Debentures

As of December 31, 2005 and 2004, $18,015 of 6% Convertible Subordinated Debentures was outstanding (the “6% Debentures”). The 6% Debentures, due in 2012, are unsecured and are convertible at each bondholder’s option into shares of our common stock at a conversion price of $42.10 per share for an aggregate of 428,000 shares of our common stock if all outstanding 6% Debentures are converted, subject to adjustment. The 6% Debentures are redeemable at our option, in whole or in part, at par. Subsequent to December 31, 2005, the Company has entered into an Asset Purchase Agreement with Rockwell Collins, Inc. (see Note 25). The indenture pursuant to which the 6% Debentures were issued prohibit the conveyance or transfer of our assets substantially as an entirety to any person unless such person expressly assumes all of the obligations and liabilities of the 6% Debentures. Accordingly, under the terms of the Rockwell Purchase Agreement, we agreed to satisfy and discharge our obligations under the 6% Debenture and the indenture upon the closing of the transaction with Rockwell Collins.

Note 13:  Income Taxes

Income (loss) before income taxes consists principally of results of operations in the United States. The income tax benefit of $430 for 2005 is primarily attributable to favorable resolution of income tax contingencies. The income tax expense of $112 for 2004 is primarily attributable to foreign income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax benefit of $971 for 2003 is primarily attributable to favorable resolution of certain income tax contingencies.

The actual expense (benefit) differs from the expected tax expense (benefit) as computed by applying the U.S. federal statutory income tax rate of 35 percent, during fiscal year:

	2005	2004 (Restated)	2003 (Restated)
Tax benefit at U.S. federal statutory rate	$(547)	$(3,016)	$(12,708)
Adjustment to prior year tax provisions	(430)	—	(1,002)
Change in valuation allowance attributable to operations	489	2,987	12,579
Other, net	58	141	160
Tax expense (benefit)	$(430)	$112	$(971)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of fiscal year-end:

	2005	2004 (Restated)
Deferred income tax assets:
Warranty, vacation, and other accruals	$2,853	$3,552
Inventory reserves and other inventory related temporary basis differences	5,717	5,785
Deferred rent obligation	1,434	1,748
Pension accrual	5,948	5,459
Long-term contract related temporary differences	122	209
Net operating loss carryforwards	55,938	55,105
Write-down of investment securities	397	1,711
Credit carryforwards	6,015	5,719
Plant and equipment, principally due to differences in depreciation	1,597	—
Other	220	273
Total deferred income tax assets	80,241	79,561
Less valuation allowance	(80,220)	(79,443)
Net deferred income tax assets	21	118
Deferred income tax liabilities:
Plant and equipment, principally due to differences in depreciation	—	(95)
Other	(21)	(23)
Total deferred income tax liabilities	21	(118)
Net deferred income tax assets and liabilities	$—	$—

We have total federal net operating loss carryforwards of approximately $145,700 of which, $1,000 expires in 2007, $1,000 expires in 2008 and the remainder expires between 2011 and 2025. We have various federal tax credit carryforwards of approximately $3,400 of which expire between 2007 and 2021. We also have state net operating loss carryforwards of approximately $123,400 and state tax credit carryforwards of approximately $2,600 that expire depending on the rules of the various states to which the loss or credit is allocated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2005, 2004 and 2003, we increased the valuation allowance on deferred income tax assets by approximately $777, $6,434, and $16,213, respectively, as it is more likely than not that the net deferred income tax assets will not be realized.

Note 14:  Disclosures About the Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued expenses, and foreign currency derivatives approximates fair value because of their short maturity. The fair values of marketable securities available for sale are based on quoted market prices. For nonmarketable securities, consisting of investments in private companies, a reasonable estimate of fair value was impractical. The fair value of our 6% Debentures of $11,530 and $12,250 as of December 31, 2005 and 2004, respectively, is based on quoted market prices.

Note 15:  Commitments and Contingencies

In December 2005, we entered into a research and development agreement with a third party to pay $60 a month for 24 months in return for design and development services to be provided by the third party. In addition, we agreed to pay $2 million in exchange for future exclusive rights to the application of the results of the research and development efforts to be provided by the third party. We had $1,750 remaining to pay as of December 31, 2005, and expect to pay $1,000 and $750 in 2006 and 2007, respectively. We also agreed to pay $400 in cash or freely tradable common stock upon the earlier of 2 years or a public announcement of a product utilizing the results of the research and development efforts. Because the agreement relates to technology that is under development and has not reached technological feasibility, all payments made under the agreement are expensed as research and development as incurred, except for the $400 payment due in cash or freely tradable common stock, which will be recorded as a research and development cost ratably over a period of two years, or until an announcement of a product utilizing the results of the research and development efforts is made. As of December 31, 2005, E&S had paid $310 under the agreement and had recognized $310 of research and development expenses.

As of December 31, 2005, we had various purchase obligations for goods and services. We expect to pay approximately $3,644 in 2006 and $397 in 2007 related to these purchase obligations.

In 2005, we entered into a 21 month rental guarantee with the buyer of one of our office buildings, obligating us to make certain monthly payments through September 2007. As of December 31, 2005, we had $1,197 accrued representing the maximum remaining amount under the guarantee. See Note 23 for further information.

In 2004, we entered into a three-year rental guarantee with the buyer of one of our office buildings, obligating us to make certain monthly payments through June 2007. As of December 31, 2005 we had $447 accrued representing the maximum remaining amount under the guarantee. See Note 23 for further information.

As of December 31, 2005, we had outstanding letters of credit and bank guarantees of $1,495. Letters of credit that expire in 2006 total $988 and those that expire in 2007-2010 total $396.

As of December 31, 2005, we had guarantees related to Quest. See Note 9 for further details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16:  Legal Proceedings

In December 2005, we settled a lawsuit previously filed by E&S against an insurance company with respect to an insurance claim made by E&S for losses incurred due to the cancellation of a significant contract by a customer. Under the terms of the settlement, E&S received a payment of $8,000 and agreed to dismiss the lawsuit and to provide a release of claims against the insurance company. The insurance settlement proceeds of $8,000 were recorded as gain on insurance settlement as a separate component of operating income for the year ended December 31, 2005.

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

Note 17:  Stock Option and Stock Purchase Plans

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

Our prior stock incentive plans provided for the grant of options to employees, officers, consultants, and independent contractors to acquire shares of our common stock at a purchase price generally equal to the fair market value on the date of grant. In general, for all our stock incentive plans, options vest ratably over three years and expire ten years from date of grant. As of December 31, 2005, options to purchase 621,490 shares of common stock were authorized and reserved for future grant. Upon our execution of the Rockwell Purchase Agreement (see Note 25), all options granted under the 2004 Plan and outstanding on February 7, 2006 were subject to accelerated vesting and became fully vested by their terms (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity follows (shares in thousands):

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		average		average		Average
	Number	exercise	Number	exercise	Number	Exercise
	of shares	price	of shares	price	of shares	Price
Outstanding at beginning of year	2,183	$10.68	2,344	$11.33	2,410	$11.58
Granted	257	7.30	288	4.79	243	5.85
Exercised	(3)	3.52	(2)	4.56	—	—
Cancelled	(211)	9.81	(447)	10.24	(309)	8.83
Outstanding at end of year	2,226	10.38	2,183	10.68	2,344	11.33
Exercisable at year end	1,775	11.43	1,758	12.00	1,951	12.41
Weighted average fair value of options granted during the year	$2.79		$1.99		$2.48

The following table summarizes information about fixed stock options outstanding as of December 31, 2005 (options in thousands):

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
		remaining	average		Average
Range of	Number	contractual	exercise	Number	Exercise
exercise prices	outstanding	life (years)	price	exercisable	Price
$ 3.15 - $ 5.94	388	8.07	$4.95	161	$4.81
6.00 - 7.38	410	6.27	6.46	326	6.37
7.50 - 11.44	406	6.09	9.30	266	10.05
11.50 - 13.38	121	3.18	12.89	121	12.89
13.56 - 13.56	614	2.64	13.56	614	13.56
13.57 - 32.88	287	1.97	17.01	287	17.01
Total	2,226	4.83	10.38	1,775	11.43

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 2005, 2004 and 2003:

	2005	2004	2003
Expected life (in years)	2.6	2.6	2.6
Risk free interest rate	3.8%	1.8%	1.5%
Expected volatility	71%	69%	69%
Dividend yield	—	—	—

Stock Purchase Plan

We have an employee stock purchase plan whereby qualified employees are allowed to have up to 10% of their gross pay withheld each pay period to purchase our common stock at 85% of the market value of the stock at the time of the sale. Under this plan, 17,702 shares in 2005, 26,132 shares in 2004 and 30,031 shares in 2003 were purchased. As of December 31, 2005, there were 221,917 shares available for purchase under this plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18:  Preferred Stock

Class A Preferred Stock

We have 5,000,000 authorized shares of Class A Preferred Stock. As of December 31, 2005 and 2004, there were no Class A Preferred shares of stock outstanding. Prior to 1998, we had reserved 300,000 shares of Class A Preferred Stock as Series A Junior Preferred Stock under a shareholder rights plan which expired in November 1998. In November 1998, the Board of Directors declared a dividend of one preferred stock purchase right (“Right”) for each outstanding share of common stock, par value $0.20 per share of E&S for shareholders of record on November 19, 1998, and for all future issuances of common stock. The Rights are not currently exercisable or transferable apart from the common stock and do not have voting rights or rights to receive dividends. Each Right entitles the registered holder to purchase from E&S one thousandth of a share of Preferred Stock at a price per share of $60.00, subject to adjustment. The Rights will be exercisable ten business days following a public announcement of a person or group of affiliated persons acquiring beneficial ownership of 15% or more of our outstanding common shares or following the announcement of a tender offer or exchange offer upon the consummation of which would result in the beneficial ownership by a person or group of affiliated persons of 15% or more of the outstanding E&S stock. The Rights may be redeemed by E&S at a price of $0.01 per Right before November 30, 2008.

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

Class B Preferred Stock

We have 5,000,000 authorized shares of Class B Preferred Stock. As of December 31, 2005 and 2004, no shares were outstanding.

Note 19:  Net Loss per Common Share

Net loss per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options and the 6% Debentures are considered to be common stock equivalents.

Basic net loss per common share is the amount of net loss for the period attributable to each share of common stock outstanding during the reporting period. Diluted net loss per share is the amount of net loss for the period attributable to each share of common stock outstanding during the reporting period and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount of net loss for the period attributable to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

In calculating net loss per common share, the net loss was the same for both the basic and diluted calculation because the diluted weighted average number of common shares outstanding during 2005, 2004 and 2003 excluded common stock issuable pursuant to outstanding stock options and the 6% Debentures because such inclusions of common stock equivalents would have had an anti-dilutive effect on loss per common share. The total number of common stock equivalents excluded from diluted loss per share was approximately 2,654,000, 2,611,000 and 2,772,000 in 2005, 2004 and 2003, respectively.

Note 20:  Geographic Information

The table below presents sales by geographic location of our customers during the fiscal year. Sales within individual countries greater than 10% of consolidated sales are shown separately:

Region or Country	2005	2004 (Restated)	2003 (Restated)
United States	$35,411	$27,656	$38,509
United Kingdom	14,988	13,642	11,924
Europe (excluding United Kingdom)	8,102	16,663	15,681
Pacific Rim	12,598	8,654	14,788
Other	2,468	1,244	2,935
Total sales	$73,567	$67,859	$83,837

The table below presents net property, plant and equipment by geographic location based on the location of the assets at fiscal year-end:

	2005	2004 (Restated)
United States	$14,626	$20,474
Europe	268	123
Total property, plant and equipment, net	$14,894	$20,597

Note 21:  Significant Customers

The table below summarizes, as a percentage of total sales, sales to customers equal to or exceeding 10% of total sales during fiscal year:

Customer	2005	2004	2003
Customer A	n/a	12%	n/a
Customer B	21%	11%	18%

At December 31, 2005, accounts receivable from Customer A was 11% of gross receivables. In addition, at December 31, 2005, accounts receivable from one other customer was 20% of gross receivables. Also at December 31, 2005, three customers had costs and estimated earnings in excess of billings that represented 15%, 13% and 10% of the total.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22:  Restructuring Charges

The table below represents the restructuring provision activity during our fiscal year:

		Restructuring	Severance
	Beginning	charges	benefits	Ending
Fiscal Year	balance	(recovery)	paid	Balance
2005	$61	$1,759	$(1,746)	$74
2004	1,618	(491)	(1,066)	61
2003	2,032	3,416	(3,830)	1,618
2002	990	4,492	(3,450)	2,032

The restructuring charges incurred in fiscal years 2001 through 2005 were initiated in order to reduce the overall cost structure of the Company. These decisions were based on our analysis of our internal operations and productivity, our customer commitments, our research and development strategy, our current and potential markets, our product strategy, and our financial projections for profitability. The main component of our cost structure is our labor costs. As such, in order to reduce labor costs this required a reduction in headcount. Each restructuring was a separate event, and was not intended to be a continuing long-term process.

In 2001, we recorded a restructuring charge of $2,843 relating to a reduction in force of approximately 92 employees. We paid $11, $0, $42 and $901 in fiscal years 2005, 2004, 2003 and 2002, respectively. We have paid severance benefits of $2,807 related to this restructure plan. In 2004, we recovered $18 of our original accrual due to a re-evaluation of our estimated obligation. At December 31, 2005, we have $19 in severance benefits accrued for our remaining obligation. We expect this to be paid out over the next four years.

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

In the first quarter of 2003, we recorded a restructuring charge of $1,279 related to a reduction in force of approximately 50 employees. We paid $10, $30 and $1,078 in fiscal years 2005, 2004 and 2003, respectively. In 2004, we recovered $139 of our original accrual due to a re-evaluation of our estimated obligation. Our estimated remaining obligation as of the 2005 fiscal year-end is $32. We expect this to be paid out over the next three years. In the third quarter of 2003, we recorded a restructuring charge of $2,137. This charge primarily related to a reduction in force of approximately 70 full-time equivalent employees. We paid $971 and $1,096 in fiscal years 2004 and 2003, respectively. In 2004, we recovered $70 of our original accrual due to a re-evaluation of our estimated obligation. We have no further obligations related to this restructure.

During the first quarter of 2005, we recorded a restructuring charge of $1,891: which included $1,601 of termination benefits, $134 of operating lease termination costs, $105 of relocation costs and $51 of outplacement costs. During the second quarter of 2005, we recorded an additional restructuring charge of $35, which represents additional operating lease termination costs incurred as part of the first quarter

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

restructuring. As of December 31, 2005, we had recovered $167 of our original accrual due to reevaluating our estimated obligation. For the year ended December 31, 2005, we paid $1,736. We have $23 in further obligations related to this restructure.

Note 23:  Assets Held for Sale

In December 2005, E&S sold a building previously classified as an asset held for sale with a net book value of $3,820, for proceeds of $6,277, net of closing costs. As part of the sale, we entered into a 21 month lease agreement with the buyer obligating us to make certain monthly payments through September 2007 depending on the remaining space available for lease in the building sold. Evans & Sutherland is required to pay a monthly pro rata share of operating expenses not to exceed $319 over the twenty-one month lease term. As of December 31, 2005, we had a maximum remaining guarantee related to these obligations of $1,197 recorded as an accrued liability. The maximum rental guarantee may decrease as available space is leased by the buyer, based on terms of the rental guarantee. To the extent the maximum rental guarantee is reduced, additional gain will be realized. As a result of the sale, we have initially recognized a gain of $2,745, which included the release of $1,002 of deferred rent obligation.

In June 2004, we sold a building previously classified as an asset held for sale with a book value of $2,473 for $8,288 net of closing costs. As part of the sale, we entered into a three-year rental guarantee with the buyer, obligating us to make certain monthly payments through June 2007 based on space available for lease in the building sold. As of December 31, 2005 and 2004, we had a maximum remaining guarantee of $447 and $1,755, respectively, recorded as an accrued liability. The maximum rental guarantee may decrease as available space is leased, based on terms of the rental guarantee. To the extent the maximum rental guarantee is reduced, additional gain will be realized. As a result of the sale, we recognized a gain of $4,298. As of December 31, 2005, we have recognized additional gain of $579 due to reduction of available leaseable space in the building sold.

In 2003, we sold a building we had classified as an asset held for sale for $4,760 net of closing costs, resulting in a $1,926 gain.

Note 24:  Sale of Assets

In October 2004, we sold our CRT based projector display system assets to Video Display Corporation (“VDC”) for $5,250. As a result, VDC acquired the assets related to the development and manufacture of these projectors. We recorded a gain of $3,662 on the sale of related inventory, including TargetView 100 inventory that was fully impaired in 2003, and related net fixed assets. We also deferred certain of the proceeds related to the completion of developments and improvements we have agreed to complete and warranty obligation increases. To the extent that the cost to complete these developments and improvements is greater than or less than the amount we have accrued for this purpose, we will adjust the realized gain. No additional gain has been recognized as of December 31, 2005.

Note 25:  Subsequent Events

On February 7, 2006, we entered into an asset purchase agreement (the “Rockwell Purchase Agreement”) with Rockwell Collins, Inc. (“Rockwell Collins”), pursuant to which we will sell substantially all of the assets and certain liabilities primarily related to our commercial and military simulation businesses and related service and support operations (the “Simulation Business”) to Rockwell Collins. As part of the transaction, pursuant to a laser projection systems agreement (the “Rockwell Laser Agreement”) E&S will provide, and grant exclusive and non-exclusive licenses to use and sell, fixed-based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and motion-based laser projection systems in connection with the Simulation Business and certain related businesses of Rockwell Collins.

We will receive aggregate consideration of $71,500 in cash in connection with the transaction with Rockwell Collins, consisting of $66,500, subject to a potential post-closing adjustment, under the Rockwell Purchase Agreement and $5,000 under the Rockwell Laser Agreement, subject to achieving certain milestones. At the closing, $7,000 of the $66,500 purchase price under the Rockwell Purchase Agreement and $3,000 of the $5,000 under the Rockwell Laser Agreement, or a total of $10,000, will be deposited into escrow. The closing of the transaction contemplated by the Rockwell Purchase Agreement is subject to approval by E&S shareholders and other customary closing conditions, including regulatory approvals. The transaction is currently expected to close in the second quarter of 2006.

We intend to use the proceeds from the proposed transaction to retire the entire outstanding aggregate principal amount of our 6% Convertible Subordinated Debentures due 2012, to satisfy a portion of our obligations under the pension and retirement plans, and for working capital.

The unaudited pro forma information below reflects the disposal of the Simulation Business as if it had occurred on December 31, 2005 and the results of operations for the years ended December 31, 2005 and 2004 as if the proposed sale of our Simulation Business occurred at the beginning of each year presented, after giving effect to certain adjustments (to reflect the estimated use of proceeds and related impact on interest and other expenses.) The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at December 31, 2005, the beginning of each year presented or of the results which may occur in the future.

	As of December 31, 2005
Balance Sheet	Actual	Pro forma
		(unaudited)
Current Assets	$50,938	$43,837
Total Assets	68,050	51,104
Current Liabilities	28,216	14,835
Total Liabilities	74,505	21,112
Stockholders’ Equity (Deficit)	(6,455)	30,244

	Year ended December 31,
	2005		2004
Statements of Operations	Actual	Pro forma	Actual	Pro forma
		(unaudited)		(unaudited)
Sales	$73,567	$15,111	$67,859	$9,479
Gross profit	27,279	6,810	24,644	3,380
Operating expenses	30,809	2,481	40,265	9,882
Operating income (loss)	(785)	7,074	(7,506)	(6,347)
Other income (expense), net	(779)	1,544	(1,111)	1,413
Net income (loss)	(1,134)	8,613	(8,729)	(5,010)
Basic net income (loss) per common share	$(0.11)	$0.82	$(0.83)	$(0.48)
Diluted net income (loss) per common share	(0.11)	0.81	(0.83)	(0.48)

On February 7, 2006, E&S entered into a stock purchase agreement (the “Spitz Agreement”) with Transnational Industries, Inc. (“Transnational”) and Spitz, Inc. (“Spitz”). Under the Spitz agreement, E&S will acquire all the issued and outstanding shares of common stock of Spitz, which specializes in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

planetarium theaters, projection domes, architectural domes and custom immersive theater attractions. As consideration for Spitz we will issue and deliver 412,500 shares of E&S common stock subject to post-closing share adjustment depending on the average trading price of our common stock for the 60-day period prior to registration of the shares issued at closing. The closing of the Spitz transaction is subject to approval by the shareholders of Transnational and is currently expected to close in the second quarter of 2006.

Note 26:  Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data (in thousands, except per share data) for fiscal 2005 and 2004, restated as discussed in Note 3, is as follows:

Selected 2005 Unaudited Quarterly Data Statements of Operations	As Previously Reported	Adjustments	As Restated
For the Three Months Ended September 30, 2005
Sales	$21,148	$—	$21,148
Cost of sales	13,691	(45)	13,646
Selling, general and administrative expenses	4,836	(49)	4,787
Research and development expenses	3,563	(72)	3,491
Operating loss	(942)	166	(776)
Net loss before income taxes	(1,392)	166	(1,226)
Net loss applicable to common stock	(1,404)	166	(1,238)
Basic and diluted net loss per common share	$(0.13)	$0.01	$(0.12)
For the Three Months Ended July 1, 2005
Sales	$20,426	$(149)	$20,277
Cost of sales	12,521	(128)	12,393
Selling, general and administrative expenses	5,130	24	5,154
Research and development expenses	3,988	34	4,022
Operating loss	(1,248)	(79)	(1,327)
Net loss before income taxes	(1,389)	(79)	(1,468)
Net loss applicable to common stock	(1,415)	(79)	(1,494)
Basic and diluted net loss per common share	$(0.13)	$(0.01)	$(0.14)
For the Three Months Ended April 1, 2005
Sales	$13,859	$(579)	$13,280
Cost of sales	9,287	(635)	8,652
Selling, general and administrative expenses	4,535	17	4,552
Research and development expenses	4,284	25	4,309
Operating loss	(6,138)	14	(6,124)
Net loss before income taxes	(6,403)	14	(6,389)
Net loss applicable to common stock	(5,992)	14	(5,978)
Basic and diluted net loss per common share	$(0.57)	$0.00	$(0.57)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Selected 2004 Unaudited Quarterly Data Statements of Operations	As Previously Reported	Adjustments	As Restated
For the Three Months Ended December 31, 2004
Sales	$18,671	$(1,320)	$17,351
Cost of sales	11,575	(783)	10,792
Selling, general and administrative expenses	6,150	20	6,170
Research and development expenses	3,338	25	3,363
Operating income (loss)	1,270	(582)	688
Total other income (expense)	73	(196)	(123)
Net income (loss) before income taxes	1,343	(778)	565
Net income (loss) applicable to common stock	1,365	(778)	587
Basic and diluted net income (loss) per common share	$0.13	$(0.07)	$0.06
For the Three Months Ended October 1, 2004
Sales	$15,882	$(50)	$15,832
Cost of sales	10,681	16	10,697
Selling, general and administrative expenses	5,498	19	5,517
Research and development expenses	4,126	25	4,151
Operating loss	(4,423)	(110)	(4,533)
Total other income (expense)	(433)	112	(321)
Net loss before income taxes	(4,856)	2	(4,854)
Net loss applicable to common stock	(4,894)	2	(4,892)
Basic and diluted net loss per common share	$(0.47)	$0.00	$(0.47)
For the Three Months Ended July 2, 2004
Sales	$16,816	$53	$16,869
Cost of sales	10,955	20	10,975
Selling, general and administrative expenses	6,052	24	6,076
Research and development expenses	5,203	30	5,233
Gain on sale of assets held for sale	3,488	811	4,299
Operating income (loss)	(1,906)	790	(1,116)
Total other income (expense)	(334)	148	(186)
Net loss before income taxes	(2,240)	938	(1,302)
Net loss applicable to common stock	(2,298)	938	(1,360)
Basic and diluted net loss per common share	$(0.22)	$0.09	$(0.13)
For the Three Months Ended April 2, 2004
Sales	$17,790	$17	$17,807
Cost of sales	10,908	(157)	10,751
Selling, general and administrative expenses	6,086	176	6,262
Research and development expenses	3,954	34	3,988
Operating loss	(2,512)	(36)	(2,548)
Total other income (expense)	(490)	8	(482)
Net loss before income taxes	(3,002)	(28)	(3,030)
Net loss applicable to common stock	(3,040)	(28)	(3,068)
Basic and diluted net loss per common share	$(0.29)	$(0.00)	$(0.29)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Evans & Sutherland Computer Corporation:

We have audited the accompanying consolidated balance sheets of Evans & Sutherland Computer Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evans & Sutherland Computer Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3, the consolidated financial statements as of December 31, 2004 and for each of the years ended December 31, 2004 and 2003 have been restated.

/s/ KPMG LLP

Salt Lake City, Utah
March 31, 2006

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the fourth quarter of fiscal 2005. In addition, the Company’s management, with the participation of our principal executive officer and principal financial officer, evaluated any change in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the required time periods. These disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the 2005 year-end closing process, the Company’s management became aware that our then-current method of accounting of rent expense for leased real property was not in compliance with Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, and concluded, after discussion with our Audit Committee and our independent registered public accounting firm, that a restatement of our previously issued audited consolidated financial statements for fiscal years 2004 and 2003 and quarterly financial statements for 2005 and 2004 was necessary to correct our accounting for annual rent rate escalations under our real property leases. In conjunction with the restatement, the Company identified a material weakness in internal control over financial reporting related to its accounting for leases. Therefore, the Company’s management, with the participation of our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

Management and the Audit Committee assessed the underlying issues giving rise to the restatement in order to ensure proper steps were taken to improve our internal controls over financial reporting. During the first quarter of fiscal 2006, the Company, under the supervision of our principal executive officer and principal financial officer, took the necessary steps to remediate the material weakness by implementing certain controls, including the review by the Company’s Controller of all new leases and lease amendments, to ensure that all leases are reviewed and accounted for in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, and Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases.

It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will operate effectively under all circumstances. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of our principal executive officer and principal financial officer are made at the “reasonable assurance” level.

Our principal executive officer and principal financial officer also have indicated that there were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2005 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS

Certain information with respect to directors of the Company is set forth below.

David J. Coghlan, 51, Chairman of the Board, has been a director of Evans & Sutherland since May 2002. Mr. Coghlan currently serves as Chairman of the Board of Quadnetics Group plc, a publicly quoted company based in the United Kingdom, where he has served in various senior capacities since 1993. Mr. Coghlan also currently serves as a non-executive Chairman of the Board of Quadrant Group Limited, and as a non-executive member of the Board of TrafficLand, Inc. Previously, Mr. Coghlan served as a Partner at Bain & Company. Mr. Coghlan earned his MBA from the Wharton School, University of Pennsylvania, and has degrees in law and financial management from the University of New South Wales, Australia. Mr. Coghlan’s term will expire at the 2007 annual meeting of the Company’s shareholders.

Wolf-Dieter Hass, 67, has been a Director of Evans & Sutherland since May 2001. Mr. Hass is currently Managing Director of Lufthansa Flight Training Berlin GmbH, a position he has held since 1990. He retired in 2004 as Vice-President and Corporate Secretary for Lufthansa Flight Training GmbH, positions he had held since 1990 and 1997, respectively. Mr. Hass studied Aeronautical Engineering at the Technical University of Berlin, earning the degree of Diplom-Ingenieur and joined Lufthansa German Airlines in 1965. Mr. Hass is the chairman of the Royal Aeronautical Society’s Flight Simulation Group Committee. Mr. Hass’ term will expire at the 2008 annual meeting of the Company’s shareholders.

Dr. William Schneider, 64, has been a director of Evans & Sutherland since May 2002. Dr. Schneider is the president of International Planning Services, Inc., a Washington-based international trade and finance firm, since 1986. In addition, Dr. Schneider is currently an adjunct fellow of the Hudson Institute. Dr. Schneider serves as an advisor to the U.S. government in several capacities; he is a consultant to the Departments of Defense, Energy, and State, and was appointed by Secretary of Defense Donald H. Rumsfeld in March 2001 to serve as chairman of the Defense Science Board. Dr. Schneider is also chairman of the Department of State’s Defense Trade Advisory Group. Dr. Schneider serves as a member of the board of directors for several foreign public companies’ U.S. subsidiaries: BAE Systems, Inc.; MBDA USA, Inc.; EADS North America, Inc.; ABB Susa, Inc, Meggit USA, Selex Airborne Sensors & Sytstems, and WorldSpace Satellite Systems. He earned his Ph.D. degree from New York University in 1968. Dr. Schneider’s term will expire at the 2008 annual meeting of the Company’s shareholders.

General James P. McCarthy, USAF (ret.), 71, has been a director of Evans & Sutherland since May 2004. General McCarthy has been teaching at the U.S. Air Force Academy since retirement in 1992 and currently is the ARDI Professor of National Security and the Director of the Institute for Information Technology Applications. General McCarthy chairs the Task Force on Operation Enduring Freedom Lessons Learned in Afghanistan and Iraq and is a member of the Defense Science Board. General McCarthy has served on the Defense Policy Board advising the Secretary of Defense, among others. General McCarthy serves as a member of the board of directors of three other companies: EADS North America, Inc.; ISX Corporation; and NAVSYS Corporation. The term of General McCarthy expires at the next annual meeting of the Company’s shareholders, although, he has been nominated by the Nominating and Corporate Governance Committee for election to a new three year term.

James R. Oyler, 60, was appointed President and Chief Executive Officer of Evans & Sutherland and a member of the Board of Directors in November 1994. Before joining Evans & Sutherland, Mr. Oyler served as a Senior Vice President for Harris Corporation. He has eleven years of service with E&S. Mr. Oyler’s term will expire at the 2007 annual meeting of the Company’s shareholders.

Affirmative Determination Regarding Board Independence

The Board of Directors has determined each of the following outside directors to be an “independent director” under Rule 4200(a)(15) of the NASDAQ Stock Market, Inc. Corporate Governance Rules: David J. Coghlan, Wolf-Dieter Hass, William Schneider, and James P. McCarthy.

In assessing the independence of the directors, the Board of Directors determines whether or not any director has a material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). The Board of Directors considers all relevant facts and circumstances in making independence determinations.

Audit Committee

The Audit Committee consists of Wolf-Dieter Hass, David J. Coghlan, William Schneider, and James P. McCarthy, all of whom are outside directors. The Board of Directors has determined that all members of the Audit Committee are independent as defined by The NASDAQ Stock Market, Inc. Corporate Governance Rule 4200(a)(15). Its functions are (i) to review and approve the selection of, and all services performed by, the Company’s Independent auditors; (ii) to review the Company’s internal controls and audit functions; and (iii) to review and report to the Board of Directors with respect to the scope of internal and external audit procedures, accounting practices and internal accounting and financial and risk controls of the Company. The Audit Committee operates under the Audit Committee Charter and is a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934. The Audit Committee Charter can be found on Evans & Sutherland’s website, www.es.com, in the Investor Relations, Corporate Governance section. The Board of Directors has reviewed the Securities and Exchange Commission’s definition of an “audit committee financial expert,” and has determined that David J. Coghlan qualifies as an audit committee financial expert.

Code of Ethics

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

Executive Officers of the Registrant

In addition to Mr. Oyler, our President and Chief Executive Officer, the following are our executive officers.

Lance Sessions, 38, was appointed Acting Chief Financial Officer and Corporate Secretary of E&S in November 2005. Mr. Sessions joined E&S in July 2000 as a Senior Financial Analyst and has served as a Director of Finance and as Manager of Treasury and SEC Reporting. Mr. Sessions is a Certified Public Accountant. He has five years of service with E&S.

Bob Morishita, 54, is Vice President of Human Resources. He joined Evans & Sutherland as Compensation Manager in 1982 and was appointed Human Resources Director in 1997 and Human Resources Vice President in 2000. He has 24 years of service with E&S.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Evans & Sutherland’s directors, executive officers and persons who beneficially own more than ten percent of a registered class of Evans & Sutherland’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Evans & Sutherland. Officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish Evans & Sutherland with copies of all Section 16(a) reports they file.

Based solely upon review of the copies of such reports furnished to Evans & Sutherland and written representations from certain reporting persons that no other reports were required, Evans & Sutherland believes that there was compliance for the fiscal year ended December 31, 2005, with all Section 16(a) filing requirements applicable to Evans & Sutherland’s officers, directors and greater than ten percent beneficial owners.

ITEM 11.         EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2005, 2004, and 2003, regarding the compensation of (i) the Chief Executive Officer of Evans & Sutherland during the 2005 fiscal year and (ii) all other executive officers of Evans & Sutherland who were serving as executive officers on December 31, 2005; and (iii) one individual who would have been included within the preceding clause (ii) but for the fact that he was not serving as an executive officer as of December 31, 2005 (the “Named Executive officers”). No bonuses were earned by Named Executives in 2005, 2004, or 2003 because specified performance goals were not met.

	Annual		Long-Term Compensation
	Compensation		Awards
			Securities	All
Name and			Underlying	Other
Principal Position	Year	Salary(1)	Options	Compensation(2)
James R. Oyler—President and Chief Executive Officer	2005	$391,100	100,000	$114,029
	2004	391,100	15,000	114,241
	2003	406,142	15,000	56,417
Lance Sessions—Acting Chief Financial Officer and	2005	79,518	10,000	2,466
Corporate Secretary	2004	69,394	—	2,081
	2003	71,902	—	2,157
Kevin A. Paprzycki(3)—Chief Financial Officer	2005	141,841	15,000	8,338
and Corporate Secretary	2004	106,950	20,000	5,512
	2003	95,458	—	4,570
Bob Morishita—Vice President, Human Resources	2005	153,077	10,000	23,698
	2004	140,400	10,000	22,808
	2003	145,800	10,000	22,872

(1)          Evans & Sutherland pays its payroll biweekly. In a normal year, this results in 26 payroll payments. However, in 2003, this resulted in 27 payroll payments. The salary information in 2003 reflects the 27th payroll payment. This additional payroll payment was not an increase in salaries.

(2)          All other compensation for fiscal year 2005 includes (i) premiums paid for executive life insurance polices (Mr. Oyler $39,282 and Mr. Morishita); (ii) matching contributions to Evans & Sutherlands Executive Savings Plan (Mr. Oyler $11,733, Mr. Paprzycki $4,260 and Mr. Morishita $4,592); (iii) discretionary contributions to Evans & Sutherland’s Executive Savings Plan (Mr. Oyler $57,075); and (iv) matching contributions to Evans & Sutherland’s 401(k) Deferred Savings Plan (Mr. Oyler $5,939, Mr. Paprzycki $4,078, Mr. Sessions $2,466 and Mr. Morishita $4,469).

All other compensation for fiscal year 2004 includes (i) premiums paid for executive life insurance policies (Mr. Oyler $39,282 and Mr. Morishita $14,636); (ii) matching contributions to Evans & Sutherland’s Executive Savings Plan (Mr. Oyler $11,733, Mr. Paprzycki $2,451 and Mr. Morishita $4,212); (iii) discretionary contributions to Evans & Sutherland Executive Savings Plan (Mr. Oyler $57,075); and (iv) matching contributions to Evans & Sutherland’s 401(k) Deferred Savings Plan (Mr. Oyler $6,150, Mr. Paprzycki $3,061, Mr. Sessions $2,081 and Mr. Morishita $3,959).

All other compensation for fiscal year 2003 includes (i) premiums paid for executive life insurance policies (Mr. Oyler $38,235 and Mr. Morishita $14,246); (ii) matching contributions to Evans & Sutherland’s Executive Savings Plan (Mr. Oyler $12,182, Mr. Paprzycki $1,181 and Mr. Morishita $4,374); and (iii) matching contributions to Evans & Sutherland’s 401(k) Deferred Savings Plan (Mr. Oyler $6,000, Mr. Paprzycki $2,749, Mr. Sessions $2,151, and Mr. Morishita $4,264).

(3)          Kevin A. Paprzycki resigned as Chief Financial Officer and Corporate Secretary on November 9, 2005.

Option Grants in Last Fiscal Year

The following table sets forth information regarding stock options granted during the fiscal year 2005 to the Named Executive Officers. Evans & Sutherland has not issued any stock appreciation rights.

	Individual Grants(1)				Potential Realizable
	Number of	Percent of			Value at Assumed
	Securities	Total Options	Exercise		Annual Rates of Stock
	Underlying	Granted to	or Base		Price Appreciation
	Options	Employees in	Price	Expiration	For Option Term(2)
Named Executive Officer	Granted	Fiscal Year	($/sh)	Date	At 5%	At 10%
James R. Oyler	100,000	46.04%	$7.87	1/03/15	$378,160	$1,068,026
Lance Sessions	10,000	4.60%	5.40	11/15/15	25,969	73,343
Kevin A. Paprzycki(3)	15,000	6.91%	7.24	2/24/15	52,202	147,432
Bob Morishita	10,000	4.60%	7.24	2/24/15	34,801	98,288

(1)          The options were granted to employees under the 2004 Stock Incentive Plan and were scheduled to become exercisable in three equal installments on the first, second and third anniversaries of the date of the grant. The options have a 10-year term, subject to earlier termination in the event of the optionee’s cessation of service with Evans & Sutherland. The total number of options granted to employees during fiscal year 2005 was 217,200 shares. All previously unvested options granted under the 2004 Plan that were outstanding on February 7, 2006 were subject to accelerated vesting and became fully vested by their terms upon our execution of the Rockwell Purchase Agreement.

(2)          These potential realizable values are based on an assumed annual rate of increase in the value of Evans & Sutherland’s common stock over the ten-year term of the options of five percent and ten percent, compounded annually, as required by the rules of the Securities and Exchange Commission. These rates of increase in value are not indicative of the past performance of Evans & Sutherland’s common stock and are not intended to be a forecast of future appreciation in value of Evans & Sutherland’s common stock. The actual realizable value, if any, of these options is dependent upon the actual future value of Evans & Sutherland’s common stock, which cannot be predicted with any assurance at this time.

(3)          Upon Mr. Paprzycki’s resignation, his options granted in 2005 were cancelled.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning the exercise of stock options during fiscal year 2005 by each of the Named Executive Officers and lists the value of their unexercised options on December 31, 2005. None of the Named Executive Officers exercised any stock options during 2005. Evans & Sutherland has not issued any stock appreciation rights.

	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-the-Money Options
	Options at Fiscal Year-End		At Fiscal Year End(1)
Named Executive Officer	Exercisable	Unexercisable(2)	Exercisable	Unexercisable
James R. Oyler	292,103	115,000	$3,157	$6,000
Lance Sessions	300	10,000	175	—
Bob Morishita	59,603	19,999	2,157	4,000
Kevin A. Paprzycki	—	—	—	—

(1)          Based on the closing price of Evans & Sutherland’s common stock as reported on the NASDAQ Stock Market on December 31, 2005 of $4.90 less the exercise price.

(2)          All options outstanding on February 7, 2006 were subject to accelerated vesting and became fully vested by their terms upon our execution of the Rockwell Purchase Agreement.

Pension Plan, ESP and SERP

We believe that sponsoring retirement plans is a key element of maintaining a competitive compensation program. Accordingly, we support a qualified 401(k) Deferred Savings Plan (“401(k) Plan”) and a non-qualified Executive Savings Plan (the “ESP”), under which Evans & Sutherland and employees contribute to future retirement benefits. Participants in the 401(k) Plan are those employees who meet the service and age requirements of the 401(k) Plan. Participants in the ESP are management employees selected by the Compensation Committee of the Board of Directors. The 401(k) Plan and ESP are funded by employee deferrals and contributions by Evans & Sutherland. Directors of Evans & Sutherland who are not employees are not eligible to participate in the 401(k) Plan and ESP.

We maintain two defined benefit plans, a qualified pension plan and a non-qualified Supplemental Executive Retirement Plan, or SERP. In 2002, E&S closed both plans to new participation when we redesigned our employee retirement plans. In 2002, we also curtailed the accrual of future benefits under the pension plan and restricted the compensation used to calculate SERP and pension plan benefits. Participants who were not vested in their accrued pension plan benefits in 2002 can become vested through future service credit

Under the pension provisions, the credited years of service for the Named Executive Officers listed in the preceding Summary Compensation Table are as follows: Messrs. James R. Oyler, 7 years; Lance Sessions, 1 year; Bob Morishita, 19 years; and Kevin Paprzycki, 2 years.

Under the amended SERP, participants as of January 1, 2002 will be credited with future service that will allow vesting in a benefit based on an average base salary whereby the executive’s average base salary will not include any base salary increases that occur after January 1, 2002. Under the amended SERP, an executive’s annual retirement income commencing at age 65 equals 66.7% of the executive’s average base salary in 2002, reduced by the executive’s annual benefit under the pension plan multiplied by a fraction, the numerator of which is the total number of years of service with us while a participant of the SERP (up to a maximum of ten) and the denominator of which is ten. For purposes of the SERP, the term “average base salary” is defined as the average of the executive’s base compensation over a three year period, excluding all other forms of compensation except amounts deferred under Evans & Sutherland’s ESP and 401(k) Plan. Messrs. Oyler and Morishita are currently participating in the SERP and have 10 and 5 years of service, respectively, credited under the SERP.

We have purchased life insurance for its benefit on the lives of all of the participants in the ESP and SERP. It is anticipated that the life insurance proceeds payable upon the death of plan participants will fully reimburse us for the after-tax cost of SERP and ESP benefit payments, premiums, and a factor for the cost of money.

The following table illustrates the approximate annual retirement benefits (not including social security benefits) under the pension plan and the SERP, assuming retirement at age 65, based upon years of accredited service and final qualifying earnings as defined in the pension plan and SERP, and also assuming that the employee elects a straight life annuity.

	Years of Service(2)
Remuneration(1)	10	15	20	25	30	35
$125,000	$83,375	$83,375	$83,375	$83,375	$83,375	$83,375
150,000	100,050	100,050	100,050	100,050	100,050	100,050
175,000	116,725	116,725	116,725	116,725	116,725	116,725
200,000	133,400	133,400	133,400	133,400	133,400	133,400
225,000	150,075	150,075	150,075	150,075	150,075	150,075
250,000	166,750	166,750	166,750	166,750	166,750	166,750
300,000	200,100	200,100	200,100	200,100	200,100	200,100
400,000	266,800	266,800	266,800	266,800	266,800	266,800
450,000	300,150	300,150	300,150	300,150	300,150	300,150
500,000	333,500	333,500	333,500	333,500	333,500	333,500

(1)          For purposes of determining benefits at normal retirement, remuneration is based upon the average qualifying earnings of the employee. Under the pension plan, this is the average of the five consecutive calendar years that will produce the highest average earnings out of the last ten calendar years of employment. Under the SERP, this is the average base salary of the three consecutive calendar years of employment with E&S that produces the highest annual average. Under the 2002 amendment to the pension plan, remuneration will not include compensation paid after April 23, 2002. Under the 2002 amendment to the SERP, remuneration will not take into account any adjustments to base salaries that occur after January 1, 2002.

(2)          Under the pension plan amendments, credit for future service will be limited to years needed to vest accrued benefits under the pension plan. Under the amended SERP, no executive will earn a benefit greater than that which would be based on ten years of service.

Compensation of Directors

Employee members of the Board of Directors do not receive any separate compensation for services performed as a director. Our non-employee Chairman of the board receives a $10,250 retainer each quarter he or she is the Chairman plus $1,000 for each board meeting attended. Each of our non-employee directors receives a $5,000 retainer each quarter he or she is a director plus $1,000 for each board meeting attended. There is no separate compensation for committee meeting attendance.

Each non-employee director first appointed or elected to the board after the date of adoption of the Evans & Sutherland Computer Corporation 2004 Stock Incentive Plan receives, as of the date of such appointment or election, an option to purchase up to 10,000 shares of our common stock. In addition, on the first day of each fiscal year thereafter, each non-employee director then serving as a director receives an option to purchase up to 10,000 shares of our common stock; provided, however, that in no event shall any non-employee director be granted additional options if options previously granted to such non-employee director equals or exceeds 100,000 shares of our common stock. The exercise price for options granted to non employee directors is equal to 110% of the fair market value of our common stock as of the date of grant. The options have a term of ten years and become exercisable in three annual installments on the first, second and third anniversaries of the date of the grant. However, each option expires upon the board member’s termination for cause or willful termination from the board; expires 90 days after the board member’s termination from the Board by E&S if not for cause; and becomes fully vested and exercisable until the expiration date of such option as a result of retirement from the Board. Options granted pursuant to the 2004 Stock Incentive Plan to non-employee directors are nonqualified stock options. Generally, option recipients will be subject to the restrictions of Section 16(b) of the Securities Exchange Act of 1934.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Employee Arrangements

We entered into employment agreements with Mr. Oyler on May 16, 2000, and with Mr. Morishita on September 22, 2000. The employment agreements with each of Messrs. Oyler and Morishita were later amended and the current employment agreements as amended are dated September 22, 2000 for Mr. Oyler and August 26, 2002 for Mr. Morishita. Pursuant to the agreement with Mr. Oyler, he shall continue to serve in his position until December 31, 2006, unless his term of service is further extended or sooner terminated in accordance with the terms of his agreement. Pursuant to the agreement with Mr. Morishita, he shall continue to serve in his position or such other position as may be assigned by the Chief Executive Officer until his term of service is terminated or amended in accordance with his agreement. Further, E&S agreed to continue to pay Messrs. Oyler and Morishita their annualized base salary subject to adjustment as provided in their respective agreements. Such annualized base salary may be increased from time to time in accordance with the normal business practices. We also agreed that Messrs. Oyler and Morishita shall be entitled to participate in our SERP and that Messrs. Oyler and Morishita shall be entitled to participate in our incentive program, ESP and other benefits normally provided to employees of E&S similarly situated, including being added as a named officer on our existing directors’ and officers’ liability insurance policy.

In the case of termination of employment for Messrs. Oyler or Morishita as a result of death or disability, the terminated employee will be entitled to a termination payment equal to such individual’s then current calendar year base salary plus targeted cash bonus and to continuation of certain other benefits for a period of one year. If Mr. Oyler terminates his employment for good reason (as defined in Mr. Oyler’s agreement), or Mr. Oyler’s employment is terminated by E&S for any reason other than death, disability or cause (as defined in Mr. Oyler’s agreement), Mr. Oyler shall be entitled to a termination payment equal to two (2) times his then current calendar year base salary plus targeted cash bonus and to continuation of certain other benefits for a period of two years. In addition, if we terminate Mr. Oyler’s employment without cause, or if Mr. Oyler terminates his employment for good reason, then all outstanding but unvested options held by Mr. Oyler on the date of termination shall immediately vest. If Mr. Morishita terminates his employment for good reason (as defined in Mr. Morishita’s agreement), or his employment is terminated by E&S for any reason other than death, disability or cause (as defined in Mr. Morishita’s agreement), Mr. Morishita shall be entitled to a termination payment equal to his current calendar year base salary plus targeted cash bonus and to continuation of certain other benefits for a period of one year.

Under their employment agreements, Messrs. Oyler and Morishita are subject to customary noncompetition provisions during their employment and for 12 months following the termination of their employment and to customary assignment of inventions provisions during their employment and to customary confidentiality provisions at all times during and after their employment.

Change-in-Control Agreements

Pursuant to change-in-control provisions included in the employment agreement entered into by E&S and Mr. Oyler, if upon a change in control Mr. Oyler terminates his employment for good reason (as defined in the agreement), or E&S terminates Mr. Oyler’s employment for any reason other than death, disability, or cause (as defined in the agreement), Mr. Oyler shall be entitled to a termination payment equal to two (2) times his then current calendar year base salary plus targeted bonus and to continuation of certain other benefits for a period of two years. However, if Mr. Oyler terminates his employment within one hundred eighty (180) days of a change in control, Mr. Oyler shall be entitled to a termination payment of two and one-half (2.5) times his then current calendar year base salary plus targeted bonus and to continuation of certain other benefits for a period of 2.5 years.

Pursuant to change-in-control provisions included in the employment agreements entered into by E&S and Mr. Morishita, if in conjunction with a change in control Mr. Morishita terminates his employment for good reason (as defined in the agreement), or E&S terminates Mr. Morishita’s employment for any reason other than death, disability, or cause (as defined in the agreement), Mr. Morishita shall be entitled to a termination payment equal to one (1) times his then current calendar year base salary plus targeted bonus and to continuation of certain other benefits for a period of one year.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee are Mr. Coghlan, Mr. Hass, General McCarthy and Dr. Schneider. Mr. Coghlan is a member of the Board of Directors of Quest Flight Training Limited., a joint venture between E&S and Quadrant Group Limited., of which Mr. Coghlan is also a director. Members of Mr. Coghlan’s family own an indirect beneficial ownership interest in a majority of outstanding shares of Quadrant Group Limited. Mr. Coghlan has disclaimed any beneficial ownership in Quadrant Group Limited.

CEO Compensation

Mr. Oyler’s 2005 annual base salary rate was $391,100 which has remained unchanged since 2002. During 2005, Mr. Oyler received base salary payments totaling $391,100 and other compensation of $114,029. Mr. Oyler’s 2005 compensation is more fully described above under the headings “Executive Compensation” and “Employment Contracts, Termination of Employment and Change-in-Control Arrangements.” During fiscal 2005, under the 2004 Stock Incentive Plan, Mr. Oyler was granted stock options to purchase 100,000 shares at an exercise price of $7.87 per share, ten percent greater than the fair market values of E&S’s common stock on the date of the grant. These stock options were scheduled to vest annually in approximately equal installments on the first, second, and third anniversaries of the date of grant, but were subject to accelerated vesting and became fully vested by their terms upon the execution of the Rockwell Purchase Agreement on February 7, 2006. This award was based on, among other things, the Committee’s subjective assessment of Mr. Oyler’s performance and impact upon our performance in 2004 and the extent to which his performance in the future is expected to create value for Evans & Sutherland’s shareholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2005

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,225,794	$10.38	621,490
Equity compensation plans not approved by security holders	—	—	—
Total	2,225,794	$10.38	621,490

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of Evans & Sutherland’s common stock: (i) by each person who is known by Evans & Sutherland to own beneficially more than five percent of Evans & Sutherland’s common stock, (ii) by each of Evans & Sutherland’s directors as of March 24, 2006, (iii) by the Chief Executive Officer and each of Evans & Sutherland’s other Named Executive Officers as of March 24, 2006 and (iv) by all directors and Named Executive Officers as a group as of March 24, 2006.

	Shares Beneficially Owned
	Number(1)	Percent(2)
PRINCIPAL SHAREHOLDERS
State of Wisconsin Investment Board(3)	2,042,250	19.4%
P.O. Box 7842, Madison, Wisconsin 53707
Peter R. Kellog(4)	1,781,253	16.9%
48 Wall Street, 30th Fl., New York, New York 10005
Wells Fargo & Company(5)	1,597,048	15.2%
420 Montgomery Street, San Francisco, California 94104
Royce & Associates, LLC(6)	980,125	9.3%
1414 Avenue of the Americas, New York, New York 10019
Dimensional Fund Advisers Inc.(7)	625,458	5.9%
1299 Ocean Avenue, 11th Fl., Santa Monica, California 90401
DIRECTORS
David J. Coghlan(8)	40,000	*
Wolf-Dieter Hass(9)	50,000	*
James P. McCarthy(10)	20,500	*
James R. Oyler(11)	334,103	3.1%
William Schneider(12)	40,000	*
OTHER NAMED EXECUTIVE OFFICERS
Bob Morishita(13)	81,252	*
Lance Sessions(14)	10,400	*
Kevin Paprzycki(15)	557	*
All directors and Named Executive Officers as a group—8 persons	576,812	5.2%

*       Less than one percent

(1)          The number of shares beneficially owned by each person or group as of March 24, 2006 includes shares of common stock that such person or group has a right to acquire on or within 60 days after that date, including, but not limited to, upon the exercise of options. To our knowledge, except as otherwise indicated in the footnotes to this table and subject to applicable community property laws, the shareholder named in the table has sole voting and dispositive power with respect to the shares set forth opposite such shareholder’s name.

(2)          For each person and group included in the table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group as described above by the sum of the 10,538,464 shares of common stock outstanding on March 24, 2006 and the number of shares of common that such a person or group had the right to acquire on or within 60 days of the date, including but not limited to, upon the exercise of options.

(3)          State of Wisconsin Investment Board has sole voting power and sole dispositive power as to 2,042,250 shares according to Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2006.

(4)          Peter R. Kellogg has sole voting power and sole dispositive power as to 1,420,553 shares and shared voting power and shared dispositive power as to 360,700 shares according to the Form 4 filed with the Securities and Exchange Commission on October 25, 2004 and the Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2005. Of the 1,420,553 shares over which Mr. Kellogg has sole voting and dispositive power, 1,285,185 shares and 135,368 shares issuable upon conversion of E&S 6% convertible bonds are held by I.A.T. Reinsurance Company Ltd. (“IAT”), and its subsidiaries. IAT is a Bermuda corporation of which Mr. Kellogg is the sole holder of voting stock and its director, president and chief executive officer. Of the 360,700 shares with respect to which Mr. Kellogg shares voting and dispositive power, 359,700 shares are held by Mr. Kellogg’s spouse, Cynthia Kellogg, and 1,000 shares are held by an IRA controlled by Mr. Kellogg and his wife. Mr. Kellogg has disclaimed beneficial ownership of the shares held by his wife and by IAT and its subsidiaries.

(5)          Wells Fargo & Company and its subsidiaries have sole voting power as to 1,554,738 shares and sole dispositive power as to 1,597,048 shares according to Schedule 13G/A filed with the Securities and Exchange Commission on February 1, 2006. Wells Fargo & Company is the parent holding company of Wells Fargo Capital Management Incorporated and Wells Fargo Funds Management, LLC, both registered investment advisors. Wells Fargo Capital Management has sole voting power as to 368,932 shares and sole dispositive power as to 1,543,995. Wells Fargo Funds Management, LLC has sole voting power as to 1,185,806 shares and sole dispositive power as to 53,053 shares.

(6)          Royce & Associates, LLC has sole voting power and sole dispositive power as to 980,125 shares according to Schedule 13G/A filed with the Securities and Exchange Commission on January 20, 2006.

(7)          Dimensional Fund Advisors Inc. has sole voting power and sole dispositive power as to 625,458 shares according to Schedule 13G/A filed with the Securities and Exchange Commission on February 6, 2006. According to this filing, these shares are owned by certain investment companies, group trusts and accounts for which Dimensional Fund Advisors, an investment advisor, provides investment advice. Although Dimensional Fund Advisors possesses voting and/or investment power over these shares, it has disclaimed beneficial ownership of those shares.

(8)          Includes 40,000 shares issuable upon exercise of options exercisable within 60 days of March 24, 2006 under E&S’s 2004 Plan and 1989 Stock Option Plan for Non-Employee Directors.

(9)          Includes 50,000 shares issuable upon exercise of options exercisable within 60 days of March 24, 2006 under E&S’s 2004 Plan and 1989 Stock Option Plan for Non-Employee Directors.

(10)   Includes 20,000 shares issuable upon exercise of options exercisable within 60 days of March 24, 2006 under E&S’s 2004 Plan.

(11)   Includes 307,103 shares issuable upon exercise of options exercisable within 60 days of March 24, 2006 under E&S’s 2004 Plan, 1998 Stock Options Plan and 1995 Long-Term Incentive Equity Plan.

(12)   Includes 40,000 shares issuable upon exercise of options exercisable within 60 days of March 24, 2006 under E&S’s 2004 Plan and 1989 Stock Option Plan for Non-Employee Directors.

(13)   Includes 10,300 shares issuable upon exercise of options exercisable within 60 days of March 24, 2006 under E&S’s 2004 Plan.

(14)   Includes 79,602 shares issuable upon exercise of options exercisable within 60 days of March 24, 2006 under E&S’s 2004 Plan, 1998 Stock Options Plan and 1995 Long-Term Incentive Equity Plan.

(15)   Does not include any shares issuable upon exercise of option exercisable within 60 days of March 24, 2006 under E&S’

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Coghlan is a director of Quest Flight Training Limited. (“Quest”), a joint venture between E&S and Quadrant Group Limited, of which Mr. Coghlan is also a non-executive chairman. Members of Mr. Coghlan’s family own an indirect beneficial ownership in a majority of the outstanding shares of Quadrant Group Limited. Mr. Coghlan has disclaimed any beneficial ownership in said interest in Quadrant Group Limited.

E&S and Quadrant Group Limited each own a 50% interest in Quest. E&S and Quadrant Systems Ltd., wholly owned by Quadrant Group Limited, are under contract with Quest to provide certain services in order for Quest to meet its contract requirements to provide turnkey training to the United Kingdom Royal Air Force and other third party training. E&S and Quest entered into a twenty-five year contract requiring Evans & Sutherland to provide maintenance support to Quest for an annual base year value adjusted for inflation each year. The current yearly contract value is £69,500 (approximately $120,000 as of December 31, 2005). Payments are payable to Evans & Sutherland on a quarterly basis. In 2005, total payments made to E&S by Quest were approximately $145,000. In the current and future years, payments are estimated to be £69,500 (approximately $120,000 as of December 31, 2005) or slightly greater due to inflation adjustments. Quadrant Systems Ltd. and Quest entered into a twenty-five year contract requiring Quadrant Systems Ltd. to provide engineering support for an annual base year value adjusted for inflation each year. The current yearly contract value is £73,000 (approximately $126,000 as of December 31, 2005). If the transaction between E&S and Rockwell Collins, as discussed in Part I and Part II of this annual report on Form 10-K, is consummated, E&S will sell its interest in Quest to Rockwell Collins.

Mr. Hass is currently Managing Director of Lufthansa Flight Training Berlin GmbH. E&S had sales to Lufthansa Flight Training Berlin GmbH during the years ended December 31, 2003, 2004, and 2005 of $3,185,000, $3,944,000, and $3,554,000 respectively.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid by the Company for audit, tax, and other services provided by KPMG LLP for fiscal years 2005 and 2004.

	2005	2004
Audit Fees(1)	$566,000	$365,000
Audit-Related Fees(2)	32,000	52,000
Tax Fees(3)	116,000	153,000
All Other Fees(4)	—	—
	$714,000	$570,000

(1)          Audit Fees represent fees and expenses for professional services provided in connection with the audit of the Company’s financial statements found in the annual report on Form 10-K and reviews of the Company’s quarterly reports on Form 10-Q.

(2)          Audit-Related Fees primarily consisted of fees and expenses for professional services provided in connection with the audits of certain employee benefit plans; Securities and Exchange Commission registration statements; and for research and consultation related to accounting, Securities and Exchange Commission, and Sarbanes-Oxley matters.

(3)          Tax Fees consisted primarily of fees and expenses for professional services related to tax compliance and tax consulting.

(4)          No other fees for other services were paid to KPMG.

The Audit Committee pre-approved all audit, audit-related and non-audit services performed by the Company’s independent auditors and subsequently reviewed the actual fees and expenses paid to KPMG. The Audit Committee has determined that the fees paid to KPMG for non-audit services are compatible with maintaining KPMG’s independence as the Company’s auditors

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          List of documents filed as part of this report

1.                Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this report on Form 10-K.

•        Consolidated Balance Sheets as of December 31, 2005 and 2004

•        Consolidated Statement of Operations for each of the years in the three-year period ended December 31, 2005

•        Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for each of the years in the three-year period ended December 31, 2005

•        Consolidated Statement of Cash Flows for each of the years in the three-year period ended December 31, 2005

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

10.12

Employment agreement between Evans & Sutherland Computer Corporation and Kevin A. Paprzycki, effective August 19, 2004, filed as Exhibit 10.13 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.13

Employment agreement between Evans & Sutherland Computer Corporation and Kirk Johnson, dated August 26, 2002, filed as Exhibit 10.14 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

Other material contracts

10.14

Asset Purchase and Intellectual Property License Agreement between Real Vision Inc. and Evans & Sutherland Computer Corporation, dated August 31, 2001, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended September 28, 2001, and incorporated herein by reference.

10.15

Initial License Agreement between Real Vision Inc. and Evans & Sutherland Computer Corporation, dated August 31, 2001, filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended September 28, 2001, and incorporated herein by reference.

10.16

Patent Purchase and License Agreement between Nvidia International Inc., Evans & Sutherland Computer Corporation, and Evans & Sutherland Graphics Corporation, dated October 15, 2001, filed as Exhibit 10.57 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2001, and incorporated herein by this reference.

10.17

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

10.18

Asset Purchase Agreement between Video Display Corporation and Evans & Sutherland Computer Corporation, dated October 12, 2004, filed as Exhibit 10.28 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference. Certain information in this exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.19

Credit Agreement between Evans & Sutherland Computer Corporation and Wells Fargo Bank, National Association effective December 1, 2004, filed as Exhibit 10.29 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.20

Security Agreement between Evans & Sutherland Computer Corporation and Wells Fargo Bank, National Association effective December 1, 2004, filed as Exhibit 10.30 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference. Certain information in this exhibit was omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.21	Confidential Settlement Agreement and Mutual Release, dated December 28, 2005, by and between Evans & Sutherland Computer Corporation and Federal Insurance Company, filed herein.
10.22

Asset Purchase Agreement, dated February 7, 2006, by and between Evans & Sutherland Computer Corporation and Rockwell Collins, Inc. filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed February 9, 2006, and incorporated herein by this reference.

10.23

Stock Purchase Agreement, dated February 7, 2006, by and among Evans & Sutherland Computer Corporation, Spitz, Inc., and Transnational Industries, Inc. filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation’s Form 8-K filed February 9, 2006, and incorporated herein by this reference.

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

TRADEMARKS USED IN THIS FORM 10-K

E&S, ESLP, Harmony, ESIG, simFUSION, EPX, EP, Environment Processor, and Digistar are trademarks or registered trademarks of Evans & Sutherland Computer Corporation. All other product, service, or trade names or marks are the properties of their respective owners.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Evans & Sutherland Computer Corporation and Subsidiaries

		Additions	Deductions
		charged	charged
	Balance	(reversed)	(recovered)	Balance
	at beginning	to cost and	against	at end of
	of year	expenses	provision	year
Accrued liquidated damages and penalties
December 31, 2005	$562	$—	$(197)	$365
December 31, 2004	1,734	115	(1,287)	562
December 31, 2003	1,050	1,850	(1,166)	1,734

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION
By	/s/ JAMES R. OYLER
James R. Oyler
Chief Executive Officer and Director

March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/JAMES R. OYLER	Chief Executive Officer and Director	March 30, 2006
James R. Oyler	(Principal Executive Officer)
/s/LANCE SESSIONS	Acting Chief Financial Officer	March 30, 2006
Lance Sessions	(Principal Financial Officer and Principal Accounting Officer)
/s/DAVID J. COGHLAN	Chairman of the Board	March 30, 2006
David J. Coghlan
/s/WOLF-DIETER HASS	Director	March 30, 2006
Wolf-Dieter Hass
/s/WILLIAM SCHNEIDER, JR.	Director	March 30, 2006
William Schneider, Jr.
/s/JAMES P. MCCARTHY	Director	March 30, 2006
James P. McCarthy