Form 10-Q
period 2006-03-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2006-04-27
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended March 31, 2006
or
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

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding at April 21, 2006 was 10,538,697.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended March 31, 2006

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash	$12,172	$14,606
Restricted cash	2,023	1,099
Accounts receivable, less allowances for doubtful receivables of $135 and $122, respectively	10,085	10,770
Costs and estimated earnings in excess of billings on uncompleted contracts	10,829	9,509
Inventories	10,444	11,186
Prepaid expenses and deposits	3,174	3,768
Total current assets	48,727	50,938
Property, plant and equipment, net	14,247	14,894
Investments	910	1,224
Other assets	781	994
Total assets	$64,665	$68,050
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,065	$7,589
Accrued liabilities	8,776	9,331
Customer deposits	6,150	5,274
Billings in excess of costs and estimated earnings on uncompleted contracts	9,225	6,022
Total current liabilities	30,216	28,216
Deferred rent obligation	3,710	3,678
Convertible subordinated notes	18,015	18,015
Pension and retirement obligations	24,516	24,596
Total liabilities	76,457	74,505
Stockholders’ deficit:
Preferred stock, no par value; authorized 10,000,000 shares; no issued and no outstanding shares	—	—
Common stock, $0.20 par value; 30,000,000 shares authorized; 10,890,997 and 10,884,848 shares issued, respectively	2,178	2,177
Additional paid-in-capital	50,344	49,814
Common stock in treasury, at cost; 352,500 shares	(4,709)	(4,709)
Accumulated deficit	(49,728)	(43,860)
Accumulated other comprehensive loss	(9,877)	(9,877)
Total stockholders’ deficit	(11,792)	(6,455)
Total liabilities and stockholders’ deficit	$64,665	$68,050

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,	April 1,
	2006	2005

Sales	$15,792	$13,280
Cost of sales	10,680	8,652
Gross profit	5,112	4,628
Expenses:
Selling, general and administrative	6,233	4,552
Research and development	4,149	4,309
Restructuring charge	—	1,891
Operating expenses	10,382	10,752
Operating loss	(5,270)	(6,124)
Other expense, net	(710)	(265)
Loss before income taxes	(5,980)	(6,389)
Income tax benefit	(112)	(411)
Net loss	$(5,868)	$(5,978)

Net loss per common share:
Basic and diluted	$(0.56)	$(0.57)
Weighted average common shares outstanding:
Basic and diluted	10,536	10,514

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,	April 1,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,868)	$(5,978)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	740	1,078
Loss on disposal of property, plant and equipment	357	84
Income from equity investment in joint venture	(37)	(240)
Provision (recovery) for losses on accounts receivable	13	(63)
Provision for excess and obsolete inventory	450	419
Provision for warranty expense	158	290
Stock compensation	507	—
Other	12	11
Change in assets and liabilities:
Decrease in accounts receivable	672	3,655
Decrease (increase) in inventories	293	(1,141)
Decrease in costs and estimated earnings in excess of billings on uncompleted contracts, net	1,883	5,055
Increase in prepaid expenses and deposits	(60)	203
Decrease in accounts payable	(1,524)	(896)
Decrease in accrued liabilities	(796)	(780)
Increase in deferred rent obligation	32	44
Increase in customer deposits	876	1,309
Net cash provided by (used in) operations	(2,292)	3,050
Cash flows from investing activities:
Purchases of property, plant and equipment	(448)	(514)
Proceeds from sale of property, plant and equipment	4	46
Dividends from equity investment in joint venture	351	273
Decrease in other assets	871	—
Net cash provided by (used in) investing activities	778	(195)
Cash flows from financing activities:
Increase in restricted cash	(944)	(9)
Proceeds from issuances of common stock	24	28
Net cash provided by (used in) financing activities	(920)	19

Net change in cash	(2,434)	2,874
Cash at beginning of period	14,606	10,147
Cash at end of period	$12,172	$13,021

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$597	$542
Cash paid for income taxes	25	14

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

All currency amounts in thousands unless otherwise indicated.

1.     GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with accounting principles generally accepted in the United States of America. This report on Form 10-Q for the three months ended March 31, 2006, should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2005.

The accompanying unaudited condensed consolidated balance sheets, statement of operations, and statement of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows. The results of operations for the three month period ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

The Company

On February 7, 2006, we entered into an asset purchase agreement (the “Rockwell Purchase Agreement”) with Rockwell Collins, Inc. (“Rockwell Collins”), pursuant to which we will sell substantially all of the assets and certain liabilities primarily related to our commercial and military simulation businesses and related service operations (the “Simulation Business”) to Rockwell Collins. As part of the transaction, pursuant to a laser projection systems agreement (the “Rockwell Laser Agreement”) to be entered into upon the closing of the transactions contemplated by the Rockwell Purchase Agreement, we will provide, and grant exclusive and non-exclusive licenses to use and sell, fixed-based and motion-based laser projection systems in connection with the Simulation Business and certain related businesses of Rockwell Collins.

We will receive aggregate consideration of $71,500 in cash in connection with the transaction with Rockwell Collins, consisting of $66,500, subject to a potential post-closing adjustment, under the Rockwell Purchase Agreement and $5,000 under the Rockwell Laser Agreement, subject to achieving certain milestones. At the closing, $7,000 of the $66,500 purchase price under the Rockwell Purchase Agreement and $3,000 of the $5,000 under the Rockwell Laser Agreement, or a total of $10,000, will be deposited into escrow. The closing of the transaction contemplated by the Rockwell Purchase Agreement is subject to approval by our shareholders and other customary closing conditions, including regulatory approvals. The transaction is currently expected to close in the second quarter of 2006.

We intend to use the proceeds from the proposed transaction to retire the entire outstanding aggregate principal amount of our 6% Convertible Subordinated Debentures due 2012 (“6% Debentures”); to satisfy a portion of our obligations under our Pension Plan, Supplemental Executive Retirement Plan (“SERP”) and Executive Savings Plan; to pay transaction expenses; and for working capital.

On February 7, 2006, we entered into a stock purchase agreement (the “Spitz Agreement”) with Transnational Industries, Inc. (“Transnational”) and Spitz, Inc. (“Spitz”). Under the Spitz agreement, we will acquire all the issued and outstanding shares of common stock of Spitz, which specializes in planetarium theaters, projection domes, architectural domes and custom immersive theater attractions. As consideration for Spitz we will issue and deliver 412,500 shares of our common stock subject to post-closing share adjustment depending on the average trading price of our common stock for the 60-day period prior to registration of the shares issued at closing. The closing of the Spitz transaction is subject to approval by the shareholders of Transnational and is currently expected to close in the second quarter of 2006.

Neither the Spitz transaction nor the Rockwell Collins transaction is conditioned upon completion of the other.

2.     RESTRICTED CASH

Restricted cash represents bank deposits securing certain of our financial obligations. As of March 31, 2006 restricted cash consisted of $1,918 securing outstanding letters of credit that mature or expire within one year and

$105 securing a bond for importation of goods into the United Kingdom by Evans & Sutherland Computer Ltd., our wholly-owned subsidiary. As of March 31, 2006, other assets included restricted cash of $416 securing outstanding letters of credit which mature or expire after one year.

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

In calculating net loss per common share, the net loss was the same for both the basic and diluted calculation. The diluted weighted average number of common shares outstanding during the three months ended March 31, 2006 and April 1, 2005 excludes common stock issuable pursuant to outstanding stock options and the 6% Debentures because inclusion of these common stock equivalents would have had an anti-dilutive effect on loss per common share. The total number of common stock equivalents excluded from diluted loss per share was 2,739,319 and 2,776,819 for the three months ended March 31, 2006 and April 1, 2005, respectively.

4.     SHARE-BASED COMPENSATION

On January 1, 2006 the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

In 2004, shareholders approved the adoption of the 2004 Stock Incentive Plan of Evans & Sutherland Computer Corporation (“2004 Plan”), which expires in 2014. The 2004 Plan is a stock incentive plan that provides for the grant of options and restricted stock awards to employees and for the grant of options to non-employee directors. As of March 31, 2006, options to purchase 530,806 shares of common stock were authorized and reserved for future grant.

The number of shares, terms, and exercise period of option grants are determined by the board of directors on an option-by-option basis. Options generally vest ratably over three years and expire ten years from the date of grant. The exercise price of options granted is equivalent to 110% of the fair market value of the stock at the date of grant. Restricted stock awards may be qualified as a performance-based award that conditions a participant’s award upon achievement by the Company or its subsidiaries of performance goals established by our Board of Directors’ Compensation Committee. The Company also had an employee stock purchase plan under which a maximum of 800,000 shares of common stock could be purchased by eligible employees. Under this plan employees were allowed to have up to 10% of their gross pay withheld each pay period to purchase the Company’s common stock at 85% of the market value of the stock at the time of the sale. The employee stock purchase plan expired on February 20, 2006.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three months ended March 31, 2006: risk-free interest rate of 4.8%; expected dividend yield of 0%; expected lives ranging from 1.6 years to 3.6 years; and expected volatility of 65%. For the three months ended April 1, 2005 the weighted-average assumptions used for grants were as follows: risk-free interest rate range from 3.3% to 3.6%; expected dividend yield of 0%; expected life range from 1.6 years to 3.6 years; and expected volatility of 70%. Expected option lives and volatilities are based on historical data of the Company.

A summary of option activity under our stock option plans for the three months ending March 31, 2006 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at December 31, 2005	2,226	$10.38
Changes during the quarter:
Granted	205	6.58
Exercised	(4)	3.86
Canceled or expired	(116)	19.86
Options outstanding at March 31, 2006	2,311	9.58

Options Exercisable at March 31, 2006	2,106	9.87
Weighted average fair value of options granted		2.38

As of March 31, 2006, options exercisable had a weighted average remaining contractual term of 5.26 years and an aggregate intrinsic value of $656.

On February 7, 2006, we entered into the Rockwell Purchase Agreement. As a result, all non-vested options outstanding as of February 7, 2006 became fully vested according to the terms of the option plans.

Share-based compensation expense included in the statement of operations for the three months ended March 31, 2006 was approximately $507; $33 related to new option grants in the first quarter and $474 related to the accelerated vesting of options on February 7, 2006. As of March 31, 2006, there was approximately $456 of total unrecognized share-based compensation cost related to share-based compensation granted under our plans that will be recognized over a weighted-average period of 1.8 years. The total intrinsic value of options exercised during the three months ended March 31, 2006 was approximately $8.

The Company has elected to use the modified prospective approach allowable under the transition provisions of SFAS 123R. Using this modified transition method, compensation cost is recognized for (1) all awards granted, modified, cancelled, or repurchased after the date of adoption and (2) the unvested portion of previously granted awards for which the requisite service has not yet been rendered as of the date of adoption, based on the fair value of those awards on the grant-date. Awards granted prior to the Company’s implementation of Statement 123R were accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no stock-based employee compensation cost is reflected in net loss in the accompanying condensed consolidated statement of operations for the three months ended April 1, 2005, as all options granted under the Company’s plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for periods presented prior to the Company’s adoption of Statement 123R:

Three months
ended
April 1, 2005
Net loss, as reported	$(5,978)

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(151)
Pro forma net loss	$(6,129)

Net loss per common share:
Basic and diluted – as reported	$(0.57)

Basic and diluted – pro forma	$(0.58)

5.     INVENTORIES

Inventories consist of the following:

	March 31, 2006	December 31, 2005

Raw materials	$2,037	$2,539
Work-in-process	4,163	4,122
Finished goods	4,244	4,525

	$10,444	$11,186

6.     OTHER COMPREHENSIVE LOSS

Other comprehensive loss consists of the following:

	Three Months Ended
	March 31,	April 1,
	2006	2005

Net loss	$(5,868)	$(5,978)
Other comprehensive income:
Unrealized gain on marketable securities	—	154
Foreign currency translation	—	3
Other comprehensive income	—	157

Comprehensive loss	$(5,868)	$(5,821)

7.     GEOGRAPHIC INFORMATION

The following table presents sales by geographic location of our customers. Sales to individual countries greater than 10% of consolidated sales are shown separately:

	Three Months Ended
	March 31, 2006	April 1, 2005

United States	$2,378	$5,688
United Kingdom	7,159	3,679
Europe (excluding United Kingdom)	4,173	1,673
Asia	1,840	1,638
Other	242	602
Total sales	$15,792	$13,280

The following table presents net property, plant and equipment by geographic location based on the location of the assets:

	March 31, 2006	December 31, 2005

United States	$13,998	$14,626
United Kingdom	249	268
Total property, plant and equipment, net	$14,247	$14,894

8.     WARRANTY RESERVES

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

The following table provides the changes in our warranty reserves for the first three months of 2006:

	Balance at	Provision for	Warranty	Balance at
	December 31,	warranty	charges against	March 31,
	2005	expense	the reserve	2006

Warranty reserves	$985	$158	$(253)	$890

9.     EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost

For the three months ended:

	Pension Plan		Supplemental Executive Retirement Plan
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005

Service cost	$—	$—	$40	$37
Interest cost	600	600	124	121
Expected return on assets	(587)	(572)	—	—
Amortization of actuarial loss	84	28	7	—
Amortization of prior year service cost	—	—	(15)	(15)
Settlement charge	363	—	—	—
Net periodic benefit cost	$460	$56	$156	$143

Employer Contributions

We expect to contribute approximately $562 to the SERP and $520 to the Pension Plan in 2006. Subsequent to December 31, 2005, we entered into the Rockwell Purchase Agreement. The successful completion of this transaction will require us to contribute to the SERP an additional amount equal to 90% of the accumulated benefit obligation. In addition, we intend to use a portion of the proceeds to fund our Pension Plan to an estimated 90% of the accumulated benefit obligation and to satisfy a portion of our funding obligations under our Executive Savings Plan. As of March 31, 2006, we have made no contributions to the qualified Pension Plan. We have made contributions of $139 between January 1 and March 31 of 2006 to the SERP.

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. These forward-looking statements include, but are not limited to:

•

Our belief that we will complete the Rockwell Collins transaction in the second fiscal quarter of 2006 and receive consideration of $66,500 subject to post-closing adjustments, that we will enter into the Rockwell Laser Agreement, and that the amounts held in escrow totaling $10,000 related to the Rockwell Purchase Agreement and Rockwell Laser Agreement will be released in full to us in the future.

•

Our belief that following the completion of the Rockwell Collins transaction we will no longer operate our business in the military simulation markets and the commercial simulation markets except for sales of our laser projectors to Rockwell Collins.

•	Our belief that we will complete our purchase of Spitz in the second fiscal quarter of 2006.
•

Our belief that the Rockwell Collins transaction and the Spitz transaction once consummated will materially affect our future financial performance and position as we will have sold a significant percentage of operational assets related to the Simulation Business and will have acquired additional operational assets related to the digital theater simulation group.

•	Our belief that sales in the commercial and military markets will increase in future quarters and that gross margins will improve.
•	Our belief that gross margins on sales to service and support customers will increase in future quarters.
•

Our belief that existing cash, restricted cash, letter of credit availability under our current arrangement, expected cash from future operations, and cash consideration from the sale of our Simulation Business will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations.

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Recent trends are not necessarily reliable indicators of future stock prices or financial performance and there can be no assurance that the events contemplated by the forward-looking statements contained in this quarterly report will, in fact, occur. For further information, refer to the business description and additional risk factors sections included in our Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

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

For more than 30 years, we have had a significant share of the overall market for visual systems. We estimate that our market share has ranged from 20% to 50%, depending on the specific market. We operate as one business, providing visual simulation solutions to an international customer base. Our simulation solutions can be categorized into four customer markets: military simulation, commercial simulation, digital theater, and service & support.

EXECUTIVE SUMMARY

In the first quarter of 2006 we announced a change in our strategic direction. In February, we announced an agreement to sell the assets of our commercial and military simulation businesses and related service operations (the “Simulation Business”) to Rockwell Collins, Inc. (the “Rockwell Purchase Agreement”) and also announced that we would acquire Spitz, Inc., a supplier of planetarium systems and projection domes. These transactions move us away from our traditional simulation visual systems business and position us to focus on our digital theater and new laser projector businesses. We expect both of these transactions to close in the second quarter of 2006 and neither transaction is conditioned on completion of the other.

Our first quarter results were mixed. Sales increased compared to the first quarter of 2005 as a result of improvements in the military and digital theater markets; however gross margins decreased due to additional inventory reserves. Operating expenses decreased due to absence of any restructure charges, but this decrease was offset by increased transaction costs related to the transaction with Rockwell Collins. Our cash decreased as a result of reducing our payables and due to restricted cash requirements. Our balance sheet remains free of any short-term debt.

FIRST QUARTER ACQUISITION AND DISPOSITION SUMMARY

On February 7, 2006 we entered into the Rockwell Purchase Agreement to sell the Simulation Business.  As part of the transaction, pursuant to a laser projection systems agreement (the “Rockwell Laser Agreement”) to be entered into upon the closing of the transactions contemplated by the Rockwell Purchase Agreement, we will provide, and grant exclusive and non-exclusive licenses to use and sell, fixed-based and motion-based laser projection systems in connection with the Simulation Business and certain related businesses of Rockwell Collins.  We will receive aggregate consideration of $71,500 in cash in connection with the transaction with Rockwell Collins, consisting of $66,500, subject to a potential post-closing adjustment, under the Rockwell Purchase Agreement and $5,000 under the Rockwell Laser Agreement, subject to achieving certain milestones. At the closing, $7,000 of the $66,500 purchase price under the Rockwell Purchase Agreement and $3,000 of the $5,000 under the Rockwell Laser Agreement, or a total of $10,000, will be deposited into escrow.  The closing of the transaction contemplated by the Rockwell Purchase Agreement is subject to approval by E&S shareholders and other customary closing conditions, including regulatory approvals.

On February 7, 2006, we also entered into a stock purchase agreement (the “Spitz Agreement”) with Transnational Industries, Inc. (“Transnational”) and Spitz, Inc. (“Spitz”). Under the Spitz agreement, we will acquire all the issued and outstanding shares of common stock of Spitz, which specializes in planetarium theaters, projection domes, architectural domes and custom immersive theater attractions. As consideration for Spitz we will issue and deliver 412,500 shares of our common stock subject to post-closing share adjustment depending on the average trading price of our common stock for the 60-day period prior to registration of the shares issued at closing.  The closing of the Spitz transaction is subject to approval by the shareholders of Transnational.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are considered by management to be critical to an understanding of our financial statements. Their application places significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. A summary of critical accounting policies can be found in our Form 10-K for the year ended December 31, 2005. For all of these policies, management cautions that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment.

RESULTS OF OPERATIONS

First Quarter 2006 Compared to First Quarter 2005

Consolidated Sales

The following table summarizes our consolidated sales:

	For the Three Months Ended
	March 31, 2006	April 1, 2005
Sales	$15,792	$13,280

In the first quarter of 2006 our sales increased 19% compared to the first quarter of 2005 primarily as a result of growth in the military market and delivery of our laser projector, the ESLP, to the digital theater market. Sales to military customers increased 32% over the prior year primarily as a result of continuing delivery on a large ground warfare training visual system and new sales related to military helicopter training visual systems. We expect to see continued improvement in orders and sales in the military market. Sales to digital theater customers increased 62% as we started delivery of the ESLP, which had been delayed from delivery in 2005 due to additional development. Sales to commercial customers decreased 12% compared to the prior year primarily as a result of U.S. domestic airlines’ financial problems, however we expect sales and orders to increase slightly during the full-year 2006 as a result of many international airlines upgrading their current simulators. We experienced a 22% decrease in sales of service and support due to lower commercial and military sales over the past few years reducing the demand for spare parts and maintenance service.

Gross Margin

The following table summarizes our gross margin and the percentage to total sales:

	For the Three Months Ended
	March 31, 2006	April 1, 2005
Gross margin	$5,112	$4,628
Gross margin percentage	32.4%	34.8%

Our gross margin decreased 2.4% compared to the first quarter of 2005. Gross margins continued to improve in the military and commercial markets, 4.5% and 2.8%, respectively, as we continue to realize the benefits from our cost reduction efforts, consolidation of operations and facilities in 2005, and improvements in our warranty costs. Lower program costs also contributed to the improvement in gross margins in the military market. We expect continued improvements over the rest of the year in military and commercial gross margins. Gross margins in the digital theater market decreased 2.7% as a result of lower margins on a different product mix than in the first quarter of 2005. In addition, increased inventory reserves for aging service and support parts and start up costs for the ESLP resulted in an additional decrease in gross margin. We expect to see gross margins improve over the remainder of 2006 in service and support and digital theater.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended
	March 31, 2006	April 1, 2005

Selling, general and administrative	$6,233	$4,552
Research and development	4,149	4,309
Restructuring charge (recovery)	—	1,891
Operating expenses	$10,382	$10,752

Operating expenses decreased 3.4% compared to the first quarter of 2005. Selling, general, and administrative (“SG&A) increased 36.9% as a result of additional legal and professional service costs related to the sale of our Simulation Business to Rockwell Collins of approximately $1,461. Also entering into the Rockwell Purchase Agreement triggered accelerated vesting of stock options outstanding under our employee option plans not vested as of February 7, 2006, the date the Rockwell Purchase Agreement was entered into. In addition, we implemented SFAS 123R in the first quarter of 2006, which requires the recording of the cost of share-based compensation based on fair value. As a result, we recorded a compensation expense related to the accelerated vesting of options of approximately $332 and related to new option grants of approximately $33 in SG&A in the first quarter of 2006. Research and development (“R&D”) expense decreased 3.7% as a result of labor cost savings due to the 2005 first quarter restructure. There was no restructuring charge in the first quarter 2006.

Other Income and Expense

The following table summarizes our other income and expense:

	For the Three Months Ended
	March 31, 2006	April 1, 2005
Other expense, net	$(710)	$(265)

Other expense, net for the first quarter of 2006 increased $445 compared to the first quarter of 2005. Loss on disposal of property, plant and equipment increased $272 due to the retirement of leasehold improvements, interest income decreased $102 and earnings from our joint venture decreased $219 due to a one time contingent revenue adjustment in the first quarter of 2005. This was offset by a decrease in realized and unrealized foreign currency losses of $183.

Income Taxes

The following table summarizes our income tax benefit:

	For the Three Months Ended
	March 31, 2006	April 1, 2005
Income tax benefit	$(112)	$(411)

Our income tax benefit in the first three months of 2006 and 2005 of $112 and $411, respectively, was primarily due to favorable resolution of certain income tax contingencies.

Potential Impact on Future Results of Operations Due to Sale to Rockwell Collins and Purchase of Spitz, Inc.

Since neither the sale of our assets primarily related to the Simulation Business to Rockwell Collins nor the acquisition of Spitz, Inc. has been completed, the potential impact of these two transactions on our results of operations is not discussed above. The completion of either or both of these transactions will materially impact our future results of operations. Below is a summary of their expected impact.

Following the completion of the Rockwell Collins transaction we will no longer operate our business in the military and commercial visual simulation markets, except for sales of our laser projectors to Rockwell Collins. This will result in significantly lower sales and related operating costs. The remaining business will be focused on sales to the digital theater market and the expansion of products based on our laser technology. In order to increase our market share and sales in the digital theater market we agreed to acquire Spitz, another supplier in this market. With this acquisition we expect to have a more robust range of products for this market, including the ability to design and build domes. In addition to increasing sales in our digital theater market, we expect the acquisition of Spitz, which will add approximately 60 employees and their operations facility in Pennsylvania, to also increase our operating costs. Currently, the ESLP has been developed or is in development for the digital theater, as well as commercial and military simulation markets. As a result of these transactions we expect the overall cost structure of our Company to decrease significantly, though R&D is expected to remain at a high percentage of sales as we continue to develop our laser projector products. Our SG&A is also expected to remain initially at a high level due to additional costs related to the transactions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

In the first three months of 2006, cash used in our operating activities was $2,292, primarily attributable to our net loss. Other fluctuations in working capital included a decrease in accounts receivable, a decrease in inventories, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts, an increase in prepaid expenses and deposits, a decrease in accrued liabilities and an increase in customer deposits due to normal business activities.

In the first three months of 2006, cash provided by our investing activities of $778 was primarily due to receipt of a $351 dividend from our equity investment in a joint venture and a $871 decrease in other assets due to receipt of a lease deposit, partially offset by purchases of property, plant, and equipment of $448.

In the first three months of 2006, cash used by our financing activities of $920 was primarily due to a $944 increase to restricted cash as a result of additions of outstanding letters of credit.

Credit Facilities

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

As of March 31, 2006, our outstanding letters of credit totaled $2,335. Letters of credit that expire in 2006 total $1,919 and those that expire in 2007-2008 total $416.

Rental Guarantees

In December 2005, we sold a building with a net book value of $3,820, for $6,277, net of closing costs. As part of the sale, we entered into a 21 month lease agreement with the buyer obligating us to make certain monthly payments through September 2007 based on space available for lease in the building sold. As of March 31, 2006, we had a maximum remaining liability of $1,045, recorded as an accrued liability. The maximum liability may decrease as available space is leased, based on terms of the rental guarantee.

In June 2004, we sold a building with a net book value of $2,473 for $8,288 net of closing costs. As part of the sale, we entered into a three-year lease agreement with the buyer, obligating us to make certain monthly payments through June 2007 based on space available for lease in the building sold. As of March 31, 2006, we had a maximum remaining liability of $434, recorded as an accrued liability. The maximum liability may decrease as available space is leased, based on terms of the rental guarantee.

Other Information

As of March 31, 2006, $18,015 of 6% Convertible Subordinated Debentures due 2012 (the “6% Debentures”) was outstanding. The 6% Debentures are unsecured and are convertible at each bondholder’s option into shares of our common stock at a conversion price of $42.10 per share for an aggregate of 428,000 shares of our common stock if all outstanding 6% Debentures are converted, subject to adjustment. The 6% Debentures are redeemable at our option, in whole or in part, at par. The indenture pursuant to which the 6% Debentures were issued prohibits the conveyance or transfer of our assets substantially as an entirety to any person unless such person expressly assumes all of the obligations and liabilities of the 6% Debentures. Accordingly, under the terms of the Rockwell Purchase Agreement, we agreed to satisfy and discharge our obligations under the 6% Debentures and the indenture upon the closing of the transaction with Rockwell Collins. Specifically, we will issue a notice of redemption with respect to the 6% Debentures immediately prior to the closing of the Rockwell Collins transaction and deposit with the indenture trustee sufficient funds to satisfy the redemption payments.

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock. As of March 31, 2006, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors. No shares were repurchased during 2006 or 2005. Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors. However we have no current plans to repurchase shares.

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

We believe our existing cash, restricted cash, letters of credit availability under our current arrangement, expected cash from future operations, and cash consideration from the sale of our Simulation Business will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations. At March 31, 2006, our total indebtedness was $18,015 consisting of long-term debt represented by the 6% Debentures. Our cash is available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

CONTRACTUAL OBLIGATIONS

There were no material changes in our contractual obligations in the first three months of 2006 compared to contractual obligations reported in our 2005 Annual Report on Form 10-K.

BACKLOG

On March 31, 2006, our backlog was $86,321 compared with $80,277 on December 31, 2005. As of March 31, 2006, approximately 81% of our backlog was attributable to the Simulation Business that is expected to be sold to Rockwell Collins, Inc.

TRADEMARKS USED IN THIS FORM 10-Q

ESLP and Digistar3 Laser are registered trademarks of Evans & Sutherland Computer Corporation. All other products, services, or trade names or marks are the properties of their respective owners.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates. Our international sales, which accounted for 85% of our total sales in the three months ended March 31, 2006, are concentrated in the United Kingdom, continental Europe, and Asia. In general, we enter into sale agreements with our international customers denominated in U.S. dollars. Foreign currency purchase and sale contracts may be entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. We do not enter into foreign currency contracts for trading purposes and do not use leveraged contracts. As of March 31, 2006, we had sales contracts in Euros with approximately €1,652 remaining to collect, sales contracts in GBP with approximately £200 remaining to collect, and we had entered into one foreign currency contract and recorded a loss related to the contract of $19 in the first quarter of 2006.

We reduce our exposure to changes in interest rates by maintaining a high proportion of our debt in fixed-rate instruments. As of March 31, 2006, our fixed-rate instruments consist solely of our 6% Convertible Subordinated Debentures due 2012, which had an outstanding balance and fair value, based on the quoted bid price, as of March 31, 2006 of $16,934. We had no variable-rate instruments.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2006, our disclosure controls and procedures were effective.

It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will operate effectively under all circumstances. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of our principal executive officer and the principal financial officer are made at the “reasonable assurance” level.

Changes in Internal Controls over Financial Reporting

During our 2005 year-end closing process, our management became aware that our then-current method of accounting for rent expense for leased real property was not in compliance with FTB 85-3, Accounting for Operating Leases with Scheduled Rent Increases, and concluded, after discussion with our Audit Committee and our independent registered public accounting firm, that a restatement of our previously issued audited consolidated financial statements for fiscal years 2004 and 2003 and quarterly financial statements for 2004 and 2005 was necessary to correct our accounting for annual rent rate escalations under our real property leases. In conjunction with the restatement, a material weakness in internal control over financial reporting related to our accounting for leases was identified.

Management and our Audit Committee assessed the underlying issues giving rise to the restatement in order to ensure proper steps were taken to improve our internal controls over financial reporting. During the first quarter of fiscal 2006, under the supervision of our principal executive officer and principal financial officer, we took the necessary steps to remediate the material weakness by implementing certain controls, including the review by our Controller of all new leases and lease amendments, to ensure that all leases are reviewed and accounted for in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, and Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases.

During the quarter ended March 31, 2006, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

In the normal course of business, we have various other legal claims and other contingent matters. Although the final outcome of such matters cannot be predicted, we believe the ultimate disposition of any such matters will not have a material adverse effect on our consolidated financial condition, liquidity, or results of operations.

Item 6.    EXHIBITS

10.1

Asset Purchase Agreement, dated February 7, 2006, by and between Evans & Sutherland Computer Corporation and Rockwell Collins, Inc. filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed February 9, 2006, and incorporated herein by this reference.

10.2

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

EVANS & SUTHERLAND COMPUTER CORPORATION

Date	April 27, 2006	By:	/s/ Lance Sessions
Lance Sessions, Acting Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)