Form 10-Q
period 2006-06-30
EVANS & SUTHERLAND COMPUTER CORP
filed 2006-08-18
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended June 30, 2006

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the transition period from to

Commission file number 001-14677

EVANS & SUTHERLAND COMPUTER CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Utah	87-0278175
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

770 Komas Drive, Salt Lake City, Utah	84108
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (801) 588-1000

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

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding at August 11, 2006 was 10,994,596.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended June 30, 2006

PART I – FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	June 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash	$45,558	$14,606
Restricted cash	786	1,099
Accounts receivable, less allowances for doubtful receivables of $194 and $62, respectively	3,239	1,216
Costs and estimated earnings in excess of billings on uncompleted contracts	3,613	2,850
Inventories	5,136	1,886
Prepaid expenses and deposits	2,947	3,285
Current assets related to discontinued operations	—	25,995
Total current assets	61,279	50,937
Property, plant and equipment, net	11,434	6,639
Other assets	2,696	959
Long-term assets related to discontinued operations	—	9,515
Total assets	$75,409	$68,050

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$1,731	$—
Pension and retirement obligations, current portion	8,602	—
Accounts payable	3,016	3,095
Accrued liabilities	8,764	7,288
Customer deposits and deferred revenue	2,906	1,919
Billings in excess of costs and estimated earnings on uncompleted contracts	2,421	2,115
Current liabilities related to discontinued operations	—	13,798
Total current liabilities	27,440	28,215
Deferred rent obligation	1,699	1,670
Convertible subordinated notes	—	18,015
Long term debt	2,879	—
Pension and retirement obligations	16,928	24,596
Long-term liabilities related to discontinued operations	—	2,009
Total liabilities	48,946	74,505

Stockholders’ equity (deficit)
Preferred stock, no par value; authorized 10,000,000 shares; no issued and no outstanding shares	—	—
Common stock, $0.20 par value; 30,000,000 shares authorized; 11,341,163 and 10,884,848 shares issued, respectively	2,268	2,177
Additional paid-in-capital	53,521	49,814
Common stock in treasury, at cost; 352,500 shares	(4,709)	(4,709)
Accumulated deficit	(14,593)	(43,860)
Accumulated other comprehensive loss	(10,024)	(9,877)
Total stockholders’ equity (deficit)	26,463	(6,455)
Total liabilities and stockholders’ equity (deficit)	$75,409	$68,050

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005

Sales	$2,546	$4,231	$6,313	$7,025
Cost of sales	2,109	2,277	4,533	3,501
Gross profit	437	1,954	1,780	3,524
Expenses:
Selling, general and administrative	3,886	1,139	4,462	2,151
Research and development	2,604	1,860	4,539	2,868
Restructuring charge	—	2	—	135
Operating expenses	6,490	3,001	9,001	5,154

Operating loss	(6,053)	(1,047)	(7,221)	(1,630)
Other income (expense), net	58	610	(343)	505
Loss from continuing operations before income taxes	(5,995)	(437)	(7,564)	(1,125)
Income tax benefit	(2,200)	—	(2,774)	—
Net loss from continuing operations	(3,795)	(437)	(4,790)	(1,125)
Loss from discontinued operations, net of tax	(1,795)	(1,057)	(4,407)	(6,346)
Gain on sale of discontinued operations, net of tax	40,726	—	38,464	—
Net income (loss) from discontinued operations	38,931	(1,057)	34,057	(6,346)
Net income (loss)	$35,136	$(1,494)	$29,267	$(7,471)

Net income (loss) per common share :

Loss from continuing operations: basic and diluted	$(0.35)	$(0.04)	$(0.45)	$(0.11)
Net income (loss) from discontinued operations
Basic and diluted	$3.60	$(0.10)	$3.19	$(0.60)
Net income (loss): basic and diluted	$3.24	$(0.14)	$2.74	$(0.71)
Weighted average common shares outstanding:
Basic and diluted	10,829	10,519	10,683	10,517

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,	July 1,
	2006	2005
Cash flows from operating activities:
Net loss from continuing operations	$(4,790)	$(1,125)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	621	489
Stock compensation	823	7
Gain on sale of investment securities	—	(692)
Loss on disposal of property, plant and equipment	394	128
Provision for losses on accounts receivable	8	101
Provision for excess and obsolete inventory	1	91
Provision for warranty expense	43	13
Amortization of capitalized debt costs	122	17
Change in assets and liabilities, net of acquisition:
Decrease (increase) in accounts receivable	(113)	972
Decrease (increase) in inventories	(2,236)	(764)
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts, net	(1,275)	1,150
Decrease (increase) in prepaid expenses and deposits	(123)	406
Decrease (increase) in other assets	—	(407)
Decrease in accounts payable	(801)	(221)
Increase (decrease) in accrued liabilities	1,353	(490)
Increase (decrease) deferred rent obligation	29	77
Increase in customer deposits	552	1,037
Net cash provided by (used in) continuing operations	(5,392)	789
Net cash provided by (used in) discontinued operations	35,594	(2,623)
Net cash provided by (used in) operations	30,202	(1,834)
Cash flows from investing activities:
Proceeds from sale of investment securities	—	778
Purchases of property, plant and equipment	(743)	(604)
Proceeds from sale of property, plant and equipment	47	68
Cash acquired in Spitz Acquisition	149	—
Decrease in other assets	871	—
Net cash provided by continuing investing activities	324	242
Net cash provided by discontinued investing activities	18,018	854
Net cash provided by investing activities	18,342	1,096
Cash flows from financing activities:
Net repayments on line of credit agreements	(625)	—
Principal payments on long-term debt	(24)	—
Repayment of debentures	(18,015)	—
Decrease in restricted cash	880	1,040
Proceeds from issuances of common stock	192	54
Net cash provided by (used in) continuing financing activities	(17,592)	1,094
Net cash provided by (used in) discontinued financing activities	—	—
Net cash provided by (used in) financing activities	(17,592)	1,094

Net change in cash	30,952	356
Cash at beginning of period	14,606	10,147
Cash at end of period	$45,558	$10,503

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$676	$617
Cash paid for income taxes	25	14

Supplemental Disclosures of Spitz Acquisition
Fair value of assets acquired	$11,422
Fair value of liabilities assumed	(8,538)
Value of common shares issued for acquisition, including direct acquisition costs	$2,884

EVANS & SUTHERLAND COMPUTER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All currency amounts in thousands unless otherwise indicated.

1.              GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation (the “Company”, “E&S”, “we”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America. This report on Form 10-Q for the three and six months ended June 30, 2006, should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2005.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows. The results of operations for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

The Company

Discontinued Operations

On May 26, 2006, we completed the sale of substantially all of the assets and certain liabilities primarily related to our commercial and military simulation businesses and related service operations (the “Simulation Business”) to certain subsidiaries of Rockwell Collins, Inc., a Delaware corporation (“Rockwell Collins”), pursuant to an asset purchase agreement (the “Asset Purchase Agreement”), dated as of February 7, 2006, by and between the Company and Rockwell Collins.  In connection with the completion of the sale of the Simulation Business, on May 26, 2006 the Company entered into a laser projection systems agreement (the “Laser Agreement”) with Rockwell Collins and Rockwell Collins Simulation & Training Solutions LLC, pursuant to which the Company agreed to provide, and grant exclusive and non-exclusive intellectual property licenses to use and sell, laser projection systems in connection with the Simulation Business and certain related businesses of Rockwell Collins.  The transaction was approved by the Company’s shareholders at a combined annual and special meeting of shareholders held on May 25, 2006.

The aggregate consideration in the transaction was $71,500 in cash, consisting of $66,500 under the Asset Purchase Agreement for the assets primarily related to the Simulation Business, subject to a potential post-closing adjustment, and $5,000 under the Laser Agreement, subject to the Company achieving certain milestones.  At the closing of the sale of the Simulation Business on May 26, 2006, (i) the Company received $59,500 in cash under the terms of the Asset Purchase Agreement, and (ii) Rockwell Collins deposited $10,000 in cash (consisting of $7,000 under the Asset Purchase Agreement and $3,000 under the Laser Agreement) in escrow pursuant to an escrow agreement (the “Escrow Agreement”), dated as of May 26, 2006, by and between the Company, Rockwell Collins and U.S. Bank National Association, as escrow agent. Under the terms of the Escrow Agreement, the deposited amount will be held in escrow to secure (i) any post-closing reduction in the purchase price under the Asset Purchase Agreement, (ii) the Company’s indemnification obligations under the Asset Purchase Agreement and (iii) the Company’s obligations (not to exceed $3,000 of the escrowed funds) to meet specified milestones under the Laser Agreement.  The escrowed funds will be released in installments as set forth in the Escrow Agreement, subject to the passage of time and the Company fulfilling requirements of the Escrow Agreement. In connection with the sale of our Simulation Business, we agreed to indemnify Rockwell Collins for any losses from breaches of the representations, warranties or covenants we made in the Asset Purchase Agreement that occur within certain periods after the closing.

In connection with the sale of the Simulation Business, on May 26, 2006 the Company issued a notice to redeem and pay its 6% Convertible Subordinated Debentures due 2012 (the “6% Debentures”) on June 26, 2006 (the “Redemption Date”) and deposited with the indenture trustee the amount of $18,360, which amount, on the Redemption Date, was sufficient to pay the $18,015 principal amount outstanding of the 6% Debentures, together with the $345 in accrued and unpaid interest on the 6% Debentures through and including the Redemption Date.

The sale of assets by the Company pursuant to the Asset Purchase Agreement was a taxable transaction for income tax purposes.  Accordingly, we recognized a gain with respect to the sale of assets pursuant to the Asset Purchase Agreement in an amount equal to the difference between the amount of the consideration received for each asset over the adjusted tax basis in the asset sold. As all tax information is not yet available we have made estimates for certain items in computing the tax gain until final information becomes available. Although the asset sale resulted in taxable gain to the Company, a substantial portion of the taxable gain in the United States will be offset by current year losses from operations, and available net operating loss and tax credit carryforwards.  The gain on the sale of the Simulation Business is comprised of:

Cash consideration under Asset Purchase Agreement		$66,500
Amount placed in escrow under Asset Purchase Agreement	(7,000)
Estimated transaction costs	(594)
Net proceeds		58,906
Book value of assets acquired by Rockwell Collins		(33,128)
Book value of liabilities assumed by Rockwell Collins		19,024
Gain before income taxes		44,802
Income taxes		(6,338)
Net gain		$38,464

Assets and liabilities of the Simulation Business included in the accompanying condensed consolidated 2005 Balance Sheet:

December 31, 2005
Current assets:
Accounts receivable	$9,554
Costs and estimated earnings in excess of billings on uncompleted contracts	6,659
Inventories	9,299
Prepaid expenses and deposits	483
Current assets related to discontinued operations	$25,995

Long-term assets:
Property, plant and equipment, net	$8,255
Other assets	1,260
Long-term assets related to discontinued operations	$9,515

Current liabilities:
Accounts payable	$4,494
Accrued liabilities	2,044
Billings in excess of costs and estimated earnings on uncompleted contracts	3,906
Customer deposits	3,354
Current liabilities related to discontinued operations	$13,798
Long-term liabilities:
Deferred rent obligation	$2,009
Long-term liabilities related to discontinued operations	$2,009

Summarized results of operations for the Simulation Business included in the accompanying condensed consolidated statements of operations are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

Sales	$6,500	$16,046	$18,525	$26,533
Cost of sales	5,166	10,116	13,422	17,544
Gross profit	1,334	5,930	5,103	8,989
Operating expenses	3,994	6,210	11,866	14,809
Operating loss	(2,660)	(280)	(6,763)	(5,820)
Other expense	(172)	(751)	(481)	(911)
Loss before income taxes	(2,832)	(1,031)	(7,244)	(6,731)
Income tax expense (benefit)	(1,037)	26	(2,837)	(385)
Net loss from discontinued operations	$(1,795)	$(1,057)	$(4,407)	$(6,346)

Acquisition

On April 28, 2006, the Company completed its acquisition of Spitz, Inc. (“Spitz”) by acquiring all outstanding shares of Spitz common stock from Transnational Industries, Inc. (“Transnational”) in consideration of approximately 412,500 unregistered shares of the Company’s Common Stock, $0.20 par value, subject to a post-closing share adjustment depending on the average trading price of the Company’s common stock for the 60-day period prior to registration of the shares issued at closing. Based on the average closing price of the Company’s Common Stock for the period two days prior and two days after the day the agreement was announced, the value of the shares issued is $2,814. Estimated transaction costs are approximately $70 and estimated stock registration costs are $30. The purchase price was determined in arms-length negotiations between the Company and Transnational and we believe it is a non-taxable transaction. The Company plans to continue to operate Spitz as a wholly owned subsidiary. Spitz designs, manufactures and supports visual systems for planetariums, science centers and entertainment venues and provides unique domes and similarly shaped structures for specialized architectural applications.

On April 28, 2006, Spitz entered into a Line of Credit Agreement (the “Credit Agreement”) and a Line of Credit Note (the “Note”) with a commercial bank continuing a $3,000 line of credit for working capital purposes, with the Company executing as guarantor of both agreements. Under the Note, the outstanding balance will bear a per annum interest rate of one-half percent (0.5%) above the Wall Street Prime rate and the Note matures June 30, 2007. The Note is secured by Spitz real and personal property, the guaranty agreement (the “Guaranty Agreement”) entered into by the Company on April 28, 2006, and a pledge agreement (the “Pledge Agreement”) entered into by the Company and a commercial bank on April 28, 2006. Three days after entering into the Credit Agreement, the maximum line of credit decreased to $2,500 per the Credit Agreement. Under the Credit Agreement, Spitz is required to, among other terms and conditions: maintain a minimum tangible net worth of $1,700, determined quarterly; maintain a $200 average daily balance, measured quarterly, in its deposit accounts; and maintain an aggregate daily balance of Spitz deposit accounts with a commercial bank of not less than $100 for any consecutive five day period. Under the Guaranty Agreement, the Company has guaranteed the payment and performance of the conditions of the Note. Under the Pledge Agreement the Company has granted to a commercial bank a first priority security interest and lien in and to all of the outstanding shares of Spitz common stock to secure the Note. As of April 28, 2006, the outstanding balance of the line of credit and credit agreement was $2,250. On July 28, 2006 the Credit Agreement was amended to reduce the borrowing limit to $1,100 and change terms regarding the reporting of tangible net worth as more fully described in Note 5.

Pursuant to a Registration Rights Agreement entered into between the Company, Spitz, and Transnational, E&S is required to use its best efforts to register those shares of stock issued as consideration for the outstanding stock of Spitz. It is anticipated that a registration statement on Form S-3 will be filed with the Securities and Exchange Commission within five months from the closing of the Spitz transaction.

The transaction has been accounted for as a purchase and the operations of Spitz have been consolidated with the operations of the Company effective May 1, 2006 in the accompanying condensed consolidated financial statements. The following pro forma information gives effect to this acquisition as if it had been completed as of the beginning of the Company’s fiscal periods presented. The Company’s fiscal year end is December 31 and Spitz’ fiscal year end is January 31. Because historical results of operations for Spitz are not available for the fiscal periods presented, results from Spitz fiscal periods are presented as if they covered same the periods as the Company's fiscal periods. Under generally accepted accounting principals in the United States for pro forma presentation in business combinations, the consolidation of historical financial information of entities with different fiscal period ending dates may use results of operations available from a period within 90 days of the presented periods. Thus, Spitz statement of operations for the quarter and six months ended April 30, 2006 are consolidated with the Company’s statement of operations for the quarter and six months ended June 30, 2006, respectively. Spitz statement of operations for the quarter and six months ended July 31, 2005 are consolidated with the Company’s statements of operations for the quarter and six months ended June 30, 2005, respectively. The pro forma information is presented for illustrative purposes only. Such information is not necessarily indicative of the operating results had the acquisition taken place as of the beginning of the Company’s fiscal periods presented, nor is it indicative of the results that may be expected for future periods.

	Three months ended		Six months ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Sales	$4,637	$7,311	$10,718	$13,477
Net loss from continuing operations	$(4,463)	$(514)	$(6,747)	$(1,034)
Net income (loss)	$34,468	$(1,571)	$27,311	$(7,380)
Net loss per common share from continuing operations	$(0.41)	$(0.05)	$(0.63)	$(0.10)
Net income (loss) per common share	$3.18	$(0.15)	$2.56	$(0.70)

The initial purchase consideration has been allocated based on a preliminary assessment of the fair market values of the acquired assets and liabilities assumed. The Company anticipates completing an independent valuation to be used in finalizing its determination of the fair value of the acquired assets and liabilities assumed; and therefore, the allocation of the purchase price is subject to refinement. The initial consideration paid by the Company was $2,884, including transaction costs of $70. The excess of the purchase price over the fair value of the net assets of Spitz gives rise to goodwill which reflects value resulting from the marketing advantages and operating efficiencies created by the business combination. The following table sets forth the preliminary allocation of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed as of April 28, 2006.

Cash and restricted cash	$491
Accounts receivable	1,919
Costs and estimated earnings in excess of billings on uncompleted contracts	388
Inventories	1,015
Prepaid expenses and deposits	192
Property, plant and equipment	5,029
Other assets	87
Accounts payable	(722)
Accrued liabilities	(917)
Deferred revenue	(435)
Billings in excess of costs and estimated earnings on uncompleted projects	(1,205)
Loans and other long-term debt, less current portion	(5,259)
Definite-lived intangibles	1,020
Goodwill	1,281
Total consideration including estimated acquisition costs	$2,884

The definite-lived intangibles consist of:

Description	Amount	Average life in years
Customer Backlog	$370	1
Preventative Maintenance Customers	300	10
Legacy Customers	70	10
Planetarium Shows	280	10
Total	$1,020

CEO Resignation

On June 8, 2006, we announced the resignation of James R. Oyler as the Company’s Chief Executive Officer, President, and member of the Board of Directors, effective June 7, 2006.

In connection with the resignation of Mr. Oyler, the Company and Mr. Oyler entered into a Separation and Release Agreement (the “Separation Agreement”), which provides, in part, that Mr. Oyler will receive his base salary through July 7, 2006; lump sum severance in an amount equal to two times Mr. Oyler’s “Gross Income” (as defined and determined in accordance with Mr. Oyler’s employment agreement) on January 10, 2007; payment of the Company’s obligations to Mr. Oyler under its compensation plans; payment of Mr. Oyler’s medical, dental and vision premiums under COBRA until July 7, 2008; acceleration of the vesting of any stock options issued and not vested as of June 7, 2006; and miscellaneous other terms.

Unless specifically amended or modified by the terms of the Separation Agreement, Mr. Oyler’s Employment Agreement, dated as of May 16, 2000 and amended as of September 22, 2000, shall continue to be binding upon the Company and Mr. Oyler.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the Company beginning in the first quarter of 2007. The Company is evaluating the impact this statement will have on its consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management’s most difficult and subjective judgments include purchase price allocation, gain/loss estimate on discontinued operations, revenue recognition based on the percentage-of-completion method, inventory reserves, accruals for liquidated damages and late penalties, allowance for doubtful accounts, income tax valuation allowance, restructuring charges, impairment of long-lived assets, pension and retirement obligations and useful life of depreciable assets. Actual results could differ from those estimates.

2.              RESTRICTED CASH

Restricted cash represents bank deposits securing certain of our financial obligations. As of June 30, 2006 restricted cash consisted of $677 securing outstanding letters of credit that mature or expire within one year and $109 securing a bond for importation of goods into the United Kingdom by Evans & Sutherland Computer Ltd., our wholly-owned subsidiary. As of June 30, 2006, other assets included restricted cash of $171 securing outstanding letters of credit which mature or expire after one year.

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

For the second quarter of 2006, 2,304,255 of the Company’s outstanding stock options (2,307,098 for first half of 2006) were excluded from the calculation of diluted net income per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

In calculating net income (loss) per common share for the second quarter of 2005 and first half of 2005, the net loss was the same for both the basic and diluted calculation. The diluted weighted average number of common shares outstanding during the three and six months ended  July 1, 2005, excludes common stock issuable pursuant to outstanding stock options and the 6% Debentures because inclusion of these common stock equivalents would have had an anti-dilutive effect on loss per common share. The total number of common stock equivalents excluded from diluted loss per share was 2,710,823 for the three and six months ended July 1, 2005.

4.              SHARE-BASED COMPENSATION

On January 1, 2006 the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

In 2004, shareholders approved the adoption of the 2004 Stock Incentive Plan of Evans & Sutherland Computer Corporation (“2004 Plan”), which expires in 2014. The 2004 Plan is a stock incentive plan that provides for the grant of options and restricted stock awards to employees and for the grant of options to non-employee directors. As of June 30, 2006, options to purchase 445,706 shares of common stock were authorized and reserved for future grant.

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

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in calculating the fair value of options granted during the second quarter of 2006 and 2005 and the first half of 2006 and 2005. Expected option lives and volatilities are based on historical data of the Company. Our risk free interest rate is calculated as the average US treasury bill rate that corresponds with the option life. Historically, the Company has not granted dividends and there are no future plans to do so. No options were granted in the second quarter of 2005.

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Risk free interest rate	5.1%	n/a	4.9%	3.4%
Dividend yield	0%	n/a	0%	0%
Volatility	65%	n/a	65%	70%
Expected lives range (in years)	1.6 to 3.6	n/a	1.6 to 3.6	1.6 to 3.6

A summary of option activity under our stock option plans for the six months ended June 30, 2006 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at December 31, 2005	2,226	$10.38
Changes during the period:
Granted	306	6.64
Exercised	(41)	4.38
Canceled or expired	(132)	18.57
Options outstanding at June 30, 2006	2,359	9.54

Options Exercisable at June 30, 2006	2,054	9.97
Weighted average fair value of options granted		2.41

As of June 30, 2006, options exercisable had a weighted average remaining contractual term of 3.9 years and an aggregate intrinsic value of $101.

On February 7, 2006, we entered into the Asset Purchase Agreement. As a result, all non-vested options outstanding as of February 7, 2006 became fully vested according to the terms of the option plans.

Share-based compensation expense included in the statement of operations for the three and six months ended June 30, 2006 was approximately $314 and $823, respectively. For the three months ended June 30, 2006, $86 was related to option grants and $228 was due to modifications to Mr. Oyler’s option grants as a result of his separation agreement discussed in Note 1. For the six months ended June 30, 2006, this included an additional $33 related to option grants in the first quarter and $476 related to the accelerated vesting of options on February 7, 2006. As of June 30, 2006, there was approximately $616 of total unrecognized share-based compensation cost related to share-based compensation granted under our plans that will be recognized over a weighted-average period of 1.7 years. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was approximately $55 and $62, respectively.

The Company has elected to use the modified prospective approach allowable under the transition provisions of SFAS 123R. Using this modified transition method, compensation cost is recognized for (1) all awards granted, modified, cancelled, or repurchased after the date of adoption and (2) the unvested portion of previously granted awards for which the requisite service has not yet been rendered as of the date of adoption, based on the fair value of those awards on the grant-date. Awards granted prior to the Company’s implementation of Statement 123R were accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no stock-based employee compensation cost is reflected in net loss in the accompanying condensed consolidated statements of operations for the three and six months ended July 1, 2005, as all options granted under the Company’s plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for periods presented prior to the Company’s adoption of Statement 123R:

		Three months ended	Six months ended
		July 1, 2005	July 1, 2005
Net loss, as reported		$(1,494)	$(7,471)

Deduct:	Total stock-based employee compensation expense
	determined under fair value method for all awards	(115)	(237)
Pro forma net loss		$(1,609)	$(7,708)

Net loss per common share:
Basic and diluted — as reported		$(0.14)	$(0.71)
Basic and diluted — pro forma		$(0.15)	$(0.73)

5.              LONG-TERM DEBT

Long term debt consists of:

	June 30, 2006	December 31, 2005
Capitalized lease obligations	$30	—

Revolving credit note, payable June 30, 2007 with monthly interest at prime plus 0.5% (8.75% at June 30, 2006)	1,600	—

Mortgage note payable, payable in monthly installments of $23 including interest at 5.75% (payment and rate subject to adjustment every 3 years) through January 1, 2024	2,980	—
Total long-term	4,610	—

Less current portion	(1,731)	—
Long term debt, less current portion	$2,879	—

Principal maturities on total debt are scheduled to occur as follows:

2006	$72
2007	1,711
2008	109
2009	116
2010	123
2011	131
Thereafter	2,348
Total debt	$4,610

On July 28, 2006, the Company and Spitz entered into an agreement to modify and amend the Credit Agreement (“Modification Agreement”). The Modification Agreement reduced the borrowing limit to $1,100 and made certain changes to the terms of the Credit Agreement regarding the reporting for compliance of the tangible net worth covenant. Under the modified terms, the first measurement for the tangible net worth covenant will be as of September 30, 2006.

The mortgage note payable represents the balance on a $3,200 note (“Mortgage Agreement”) issued on January 14, 2004 by Spitz. The mortgage note requires repayment in monthly installments of principal and interest over twenty years. The monthly installment for the first three years is $22,647 and includes interest at 5.75% per annum. On January 14, 2007 and each third year thereafter, the interest rate will be adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”). The 3YCMT as of June 30, 2006 was 5.09%. The monthly installment will be recalculated on the first month following a change in the interest rate. The recalculated monthly installment will be equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original twenty-year term. The mortgage note is secured by the real property acquired with the proceeds of the note pursuant to a Mortgage and Security Agreement.

The Mortgage Agreement and Credit Agreement contain cross default provisions whereby the default of either agreement will result in the default of both agreements.

Lease Obligations:

Related to the acquisition of Spitz, the Company assumed certain leases related to equipment. Future annual rentals reflect interest rates ranging from 8.1% to 9.6%. Equipment related to such leases has been capitalized at its estimated fair value in connection with the purchase price allocation and is reflected in property, plant and equipment in the amount of $184 net of accumulated amortization of $5 as of June 30, 2006.

6.              INVENTORIES

Inventories consist of the following:

	June 30, 2006	December 31, 2005

Raw materials	$2,359	$492
Work-in-process	2,751	1,394
Finished goods	26	—
	$5,136	$1,886

7.     OTHER COMPREHENSIVE LOSS

Other comprehensive loss consists of the following:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005

Net income (loss)	$35,136	$(1,494)	$29,267	$(7,471)
Other comprehensive income (loss):
Reclassification adjustment for realization of gain on sale of marketable securities	—	(722)	—	(722)
Reclassification adjustment for foreign currency translation	(147)		(147)
Unrealized gain (loss) on marketable securities	—	—	—	(154)
Foreign currency translation		(67)		(64)
Other comprehensive loss	(147)	(789)	(147)	(940)
Comprehensive income (loss)	$34,989	$(2,283)	$29,120	$(8,411)

8.     GEOGRAPHIC INFORMATION

The following table presents sales by geographic location of our customers. Sales to individual countries greater than 10% of consolidated sales are shown separately:

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

United States	$1,720	$3,029	$2,634	$4,346
France	131	76	2,021	253
India	232	393	242	822
Asia	171	498	868	949
Other	292	235	548	655
Total sales	$2,546	$4,231	$6,313	$7,025

All property, plant and equipment of the Company and its subsidiaries is located in the United States.

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

The following table provides the changes in our warranty reserves for the first six months of 2006:

	Balance at	Provision for	Warranty	Balance at
	December 31,	warranty	charges against	June 30,
	2005	expense	the reserve	2006
Warranty reserves	$184	$43	$(9)	$218

10.  EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost

For the three months ended:

	Pension Plan		Supplemental Executive Retirement Plan
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

Service cost	$—	$—	$23	$37
Interest cost	600	600	136	121
Expected return on assets	(587)	(572)	—	—
Amortization of actuarial loss	84	28	11	—
Amortization of prior year service cost	—	—	(14)	—
Settlement charge	300	—	—	—
Net periodic benefit cost	$397	$56	$156	$158

For the six months ended:

	Pension Plan		Supplemental Executive Retirement Plan
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

Service cost	$—	$—	$63	$73
Interest cost	1,200	1,201	261	242
Expected return on assets	(1,175)	(1,144)	—	—
Amortization of actuarial loss	168	56	18	—
Amortization of prior year service cost	—	—	(29)	—
Settlement charge	600	—	—	—
Net periodic benefit cost	$793	$113	$313	$315

Employer Contributions

As a result of completing the transaction with Rockwell Collins for the sale of the Simulation Business, we are required to contribute to the Supplemental Executive Retirement Plan (“SERP”) an additional amount equal to 90% of the accumulated benefit obligation. We estimate this contribution to be $5,550 as of June 30, 2006. We anticipate paying SERP benefits of $3,052 during the last half of 2006. We made contributions of $277 to the SERP during the first six months of 2006.

In addition, we intend to use a portion of the proceeds to fund our Pension Plan to an estimated 90% of the accumulated benefit obligation and to satisfy a portion of our funding obligations under our Executive Savings Plan.

We anticipate making contributions to the Pension Plan of approximately $11,000 during the remaining six months of 2006. We made no contributions to the Pension Plan in the first half of 2006.

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. These forward-looking statements include, but are not limited to:

•  Our belief that none of the goodwill acquired in the Spitz acquisition is expected to be deductible for tax purposes.

•  Our belief that the improvements in the production and delivery of the laser projectors will continue to be incorporated in the second half.

•  Our belief that delayed revenues from digital theater customers will be able to be recognized as production deliveries occur and customer acceptances are achieved.

•  Our belief that the second half of the year will reflect the positive effects of the Spitz integration and advances in our laser projector business.

•  Our belief that we will resolve delivery issues and increase deliveries of ESLP’s in the second half of the year.

•  Our belief that our gross margins will improve in the second half of 2006.

•  Our belief that with the acquisition of Spitz, Inc. we will have a more robust range of products for the digital theater market, including the ability to design and build domes.

•  Our belief that the acquisition of Spitz will increase our operating costs.

•  Our belief that the sale of our Simulation Business and the acquisition of Spitz, Inc. will significantly decrease the overall cost structure of our Company.

•  Our belief that our research and development expenses will remain at a high percentage of sales as we continue to develop our laser projector products.

•  Our belief that our existing cash, restricted cash, line of credit, letters of credit availability under our current arrangement, expected cash from future operations, and cash consideration from the sale of our Simulation Business will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations.

•  Our belief that a registration statement on Form S-3 will be filed with the Securities and Exchange Commission within five months from the closing of the Spitz transaction.

•  Our belief that we will complete an independent valuation of the Spitz, Inc. assets to assist in determining the fair value of the acquired assets and liabilities assumed; thus, the allocation of the purchase price is subject to refinement.

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

BUSINESS OVERVIEW

Evans & Sutherland produces high-quality visual systems used to rapidly and accurately display computer-generated images of the real world. With a 38-year history in computer graphics, we are widely regarded as both a pioneer and a leader in providing the world’s most realistic visual systems. We design, manufacture, market and support our visual systems and create unique content for planetariums, science centers, and entertainment venues. We use a wide range of hardware; from desktop personal computers (PCs) to what we believe are the most advanced image generation and display components in the world.

For more than 30 years, we have had a significant share of the overall market for systems used in planetariums, science centers, and entertainment venues. We estimate that our market share has ranged from 20% to 55%, depending on the specific market and time period. With our acquisition of Spitz, Inc. we are now able to provide complete solutions for these market areas as well as provide unique domes and similarly shaped structures for specialized architectural applications. Competitors in these markets range from large businesses who have segments of their business addressing these markets to small specialized providers of niche products and services.

EXECUTIVE SUMMARY

In the second quarter of 2006 we completed both the acquisition of Spitz, Inc. and the asset sale of our commercial and military simulation businesses and related service operations (the “Simulation Business”) to Rockwell Collins, Inc. These transactions positioned us to focus on our digital theater and laser projector businesses. The quarter also reflected significant activity for the integration of Spitz, completing post closing activities for the divestiture of the Simulation Business, and effecting changes in our senior management and other personnel. Results for the quarter were impacted by additional costs for support of pre-production laser projectors that have been delivered to initial customers. The transition to production laser projectors was negatively impacted due to delays in delivery of certain key components and the need to refine other components. These component issues are being resolved and deliveries of these improved items are beginning. We expect these improvements will continue to be incorporated in the second half of the year. These factors delayed the recognition of revenue from digital theater customers. However, we expect these revenues will be able to be recognized as production deliveries occur and customer acceptances are achieved. The second half of the year is expected to reflect the positive effects of the Spitz integration and advances in our laser projector business.

DISPOSITION AND ACQUISITION SUMMARY

On May 26, 2006, we completed the sale of substantially all of the assets and certain liabilities primarily related to our commercial and military simulation businesses and related service operations (the “Simulation Business”) to certain subsidiaries of Rockwell Collins, Inc., a Delaware corporation (“Rockwell Collins”), pursuant to an asset purchase agreement (the “Asset Purchase Agreement”), dated as of February 7, 2006, by and between the Company and Rockwell Collins.  In connection with the completion of the sale of the Simulation Business, on May 26, 2006 the Company entered into a laser projection systems agreement (the “Laser Agreement”) with Rockwell Collins and Rockwell Collins Simulation & Training Solutions LLC, pursuant to which the Company has agreed to provide, and grant exclusive and non-exclusive intellectual property licenses to use and sell, laser projection systems in connection with the Simulation Business and certain related businesses of Rockwell Collins.  The transaction was approved by the Company’s shareholders at a combined annual and special meeting of shareholders held on May 25, 2006.

The aggregate consideration was $71,500 in cash, consisting of $66,500 under the Asset Purchase Agreement for the assets primarily related to the Simulation Business, subject to a potential post-closing adjustment, and $5,000 under the Laser Projection Systems Agreement, subject to the Company achieving certain milestones.  At the closing of the sale of the Simulation Business on May 26, 2006, (i) the Company received $59,500 million in cash under the terms of the Asset Purchase Agreement, and (ii) Rockwell Collins deposited $10,000 in cash (consisting of $7,000 under the Asset Purchase Agreement and $3,000 under the Laser Agreement) was deposited in escrow pursuant to an escrow agreement (the “Escrow Agreement”), dated as of May 26, 2006, by and between the Company, Rockwell Collins and U.S. Bank National Association, as escrow agent. Under the terms of the Escrow Agreement, the deposited amount will be held in escrow to secure (i) any post-closing reduction in the purchase price under the Asset Purchase Agreement, (ii) the Company’s indemnification obligations under the Asset Purchase Agreement and (iii) the Company’s obligations (not to exceed $3,000 of the escrowed funds) to meet specified milestones under the Laser Agreement.  The escrowed funds will be released in installments as set forth in the Escrow Agreement, subject to the passage of time and the Company fulfilling requirements of the Escrow Agreement.

On April 28, 2006, we completed the acquisition of Spitz, Inc. (“Spitz”) by acquiring all outstanding shares of Spitz common stock from Transnational Industries, Inc. (“Transnational”) in consideration of approximately 412,500 unregistered shares of our Common Stock, $0.20 par value, subject to a post-closing share adjustment depending on the average trading price of our Common Stock for the 60-day period prior to registration of the shares issued at closing. Based on the average closing price of our common stock for the period two days prior and two days after the closing, the value of the shares issued is $2,814. Estimated transaction costs are approximately $70 and estimated stock registration costs are $30. The purchase price was determined in arms-length negotiations between E&S and Transnational and we believe it is a non-taxable transaction. We plan to continue to operate Spitz as a wholly owned subsidiary.

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

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

Second Quarter and Six Months 2006 Compared to Second Quarter and Six Months 2005

Consolidated Sales

The following table summarizes our consolidated sales:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Sales	$2,546	$4,231	$6,313	$7,025

Second Quarter 2006 Compared to Second Quarter 2005

In the second quarter of 2006 our revenue recognized decreased 40% compared to the second quarter of 2005 primarily as a result of supply delays relating to certain components of our ESLP Laser and our need to refine other components.  In addition, unexpected increases in certain component costs negatively impacted revenue recognition on related percent complete contracts.  This decrease was offset by sales in Spitz since the acquisition date.  We expect to resolve these issues and increase deliveries of ESLP Lasers in the second half of the year.

First Half of 2006 Compared to First Half of 2005

In the first half of 2006 our revenue recognized decreased 10% compared to the second quarter of 2005 primarily as a result of supply delays relating to certain components of our ESLP Laser and our need to refine other components.  In addition, unexpected increases in certain component costs negatively impacted revenue recognition on related percent complete contracts.  This decrease was offset by sales in Spitz since the acquisition date. We expect to resolve these issues and increase deliveries of ESLP Lasers in the second half of the year.

Gross Margin

The following table summarizes our gross margin and the percentage to total sales:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Gross margin	$437	$1,954	$1,780	$3,524
Gross margin percentage	17.2%	46.2%	28.2%	50.2%

Second Quarter 2006 Compared to Second Quarter 2005

Our gross margin decreased 29.0% from the second quarter of 2005 to the second quarter of 2006.  This was driven primarily by additional support costs incurred related to ESLP Laser that are already delivered and additional costs during the quarter due to unexpected increases in certain component costs. In addition our subsidiary Spitz experienced lower than normal gross margin due to an increase in under absorbed overhead due to lower manufacturing volume. We expect our gross margins to improve in the second half of 2006.

First Half of 2006 Compared to First Half of 2005

Our gross margin decreased 22.0% from the first half of 2005 to the first half of 2006. This was primarily driven by additional support costs incurred related to ESLP Laser that had been delivered and additional costs due to unexpected increases in certain component costs. In addition, Spitz experienced lower than normal gross margin due to an increase in under absorbed overhead due to lower manufacturing volume. Also, in the first half of 2005 we delivered $530 in legacy product at 100% gross margin as these parts were reserved for in inventory.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Sales, general and administrative	$3,886	$1,139	$4,462	$2,151
Research and development	2,604	1,860	4,539	2,868
Restructuring charge	—	2	—	135
Operating expenses	$6,490	$3,001	$9,001	$5,154

Second Quarter 2006 Compared to Second Quarter 2005

Operating expenses increased in the second quarter of 2006 compared to the second quarter of 2005. Selling, general and administrative (“SG&A”) expenses increased primarily as a result of $1,488 in charges related to the separation agreement entered into with our prior Chief Executive Officer, $421 due to the acquisition of Spitz, and charges due to options being expensed under SFAS 123R and due to the modification of Mr. Oyler's options. No such costs were incurred in the second quarter of 2005. Research and development increased in the second quarter of 2006 due to the addition of Spitz and due to increased development efforts related to digital theater products.

First Half of 2006 Compared to First Half of 2005

Operating expenses increased in the first half of 2006 compared to the first half of 2005. SG&A expense increased primarily as a result of $1,488 in charges related to the separation agreement entered into with our prior Chief Executive Officer, $421 due to Spitz, and charges related to options being expensed under SFAS 123R and due to the modification of Mr. Oyler's options. No such costs were incurred in the second quarter of 2005. Research and development increased mainly due to unanticipated development costs related to the ESLP.

Other Income and Expense

The following table summarizes our other income and expense:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Other income (expense), net	$58	$610	$(343)	$505

Other income (expense), net for the second quarter of 2006 decreased compared to the second quarter of 2005. In the second quarter of 2006 interest income increased approximately $197 due to interest earned on cash proceeds from the sale of our Simulation Business. This was partially offset by interest expense charges related to Spitz’ mortgage and line of credit. In addition, in the second quarter of 2005 we sold an investment for a gain of $559.

Other income (expense), net for the first half of 2006 decreased compared to the first half of 2005 due to losses on the retirement of fixed assets in 2006. This was partially offset by increased interest income due to interest earned on cash proceeds from the sale of the Simulation Business. In the first half of 2005 we sold an investment for a gain of $559.

Income Tax Benefit

The following table summarizes our income tax benefit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Income tax benefit	$(2,200)	$—	$(2,774)	$—

The income tax benefit estimate for the three and six months of 2006 mainly represents the tax benefit allocated to continuing operations as a result of the sale of the Simulation Business.

Impact on Future Results of Operations Due to Sale to Rockwell Collins and Purchase of Spitz, Inc.

We no longer operate our business in the military and commercial visual simulation markets, except for potential future sales of our laser projectors to Rockwell Collins, as a result of the sale of our Simulation Business. This will result in significantly lower sales and related operating costs. The remaining business will be focused on sales to the digital theater market and the expansion of products based on our laser technology. In order to increase our market share and sales in the digital theater market we acquired Spitz, another supplier in this market. With this acquisition we expect to have a more robust range of products for this market, including the ability to design and build domes. In addition to increasing sales in our digital theater market, we expect the acquisition of Spitz, which will add approximately 60 employees and their operations facility in Pennsylvania, to also increase our operating costs. Currently, the ESLP is in development for the digital theater, as well as commercial and military simulation markets. As a result of these transactions we expect the overall cost structure of our Company to decrease significantly, though R&D is expected to remain at a high percentage of sales as we continue to develop our laser projector products.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

In the first six months of 2006, cash provided by our operating activities was $30,202, primarily attributable to net cash provided by discontinued operations of $35,594 offset by our net loss of $4,790 from continuing operations. Other fluctuations in working capital included an increase in inventories, an increase in costs and estimated earnings in excess of billings on uncompleted contracts, a decrease in accounts payable, an increase in accrued liabilities and an increase in customer deposits due to normal business activities.

In the first six months of 2006, cash provided by our investing activities of $18,342 was primarily due to cash provided by discontinued investing activities of $18,018. Other activity included an $871 decrease in other assets due to receipt of a lease deposit, and purchases of property, plant, and equipment of $743.

In the first six months of 2006, cash used by our financing activities of $17,592 was primarily due to the repayment of debentures of $18,015. Other activity included an $880 decrease to restricted cash and net repayments on a revolving credit note payable of $625.

Credit Facilities

On April 28, 2006, Spitz entered into a Line of Credit Agreement (the “Credit Agreement”) and a Line of Credit Note (the “Note”) with a commercial bank continuing a $3,000 line of credit for working capital purposes. Under the Note, the outstanding balance will bear a per annum interest rate of one-half percent (0.5%) above the Wall Street Prime rate and the Note matures June 30, 2007. The Note is secured by Spitz real and personal property, the guaranty agreement (the “Guaranty Agreement”) entered into by the Company, and a pledge agreement (the “Pledge Agreement”) entered into by the Company and a commercial bank. Three days after entering into the Credit Agreement, the maximum line of credit decreased to $2,500 per the Credit Agreement.  Under the Credit Agreement, Spitz is required to, among other terms and conditions: maintain a minimum tangible net worth of $1,700, determined quarterly; maintain a $200 average daily balance, measured quarterly, in its deposit accounts; and maintain an aggregate daily balance of Spitz deposit accounts with a commercial bank of not less than $100 for any consecutive five day period. Under the Guaranty Agreement, the Company has guaranteed the payment and performance of the conditions of the Note. Under the Pledge Agreement the Company has granted to a commercial bank a first priority security interest and lien in and to all of the outstanding shares of Spitz common stock to secure the Note. As of April 28, 2006, the outstanding balance of the line of credit and credit agreement was $2,250. As of June 30, 2006, the outstanding balance of the line of credit was $1,600. On July 28, 2006, the Credit Agreement was modified. Among other changes, the maximum line of credit was reduced to $1,100; the first measurement date of the Tangible Net Worth covenant was moved to September 29, 2006; and amounts E&S loan to Spitz are not counted in the Tangible Net Worth covenant. The line of credit outstanding balance as of August 11, 2006 was $750.

The ability to issue letters of credit and bank guarantees is important to our business as sales in countries other than in North America and Western Europe have increased. Letters of credit and bank guarantees in many countries are required as part of any final contract. Letters of credit and bank guarantees are issued to ensure our performance to third parties.

We have one finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution. The arrangement provides a first priority security interest in the specific cash account. Certain of the terms of the arrangement prohibit us from creating, incurring, assuming or permitting to exist any indebtedness or liabilities resulting from borrowings, loans or advances; merging into, consolidating with any other entity, or making any substantial change in the nature of our business; or making new loans or advances to or investments in any other entity without prior written consent from the financial institution. We received written consent from the financial institution for both the acquisition and disposition completed in the second quarter of 2006. In addition, Spitz has the capability of issuing letters of credit through their financial institution which requires a cash secured guarantee.

As of June 30, 2006, our outstanding letters of credit totaled $964. Letters of credit that expire in 2006 total $793 and those that expire in 2007 total $171.

Rental Guarantees

In December 2005, we sold a building with a net book value of $3,820 for $6,277, net of closing costs. As part of the sale, we entered into a 21-month lease agreement with the buyer obligating us to make certain monthly payments through September 2007 based on space available for lease in the building sold. As of June 30, 2006, we had a maximum remaining liability of $886 recorded as an accrued liability. The maximum liability may decrease as available space is leased, based on terms of the rental guarantee.

In June 2004, we sold a building with a net book value of $2,473 for $8,288, net of closing costs. As part of the sale, we entered into a three-year lease agreement with the buyer obligating us to make certain monthly payments through June 2007 based on space available for lease in the building sold. As of June 30, 2006, we had a maximum remaining liability of $430 recorded as an accrued liability. The maximum liability may decrease as available space is leased, based on terms of the rental guarantee.

Other Information

As of June 30, 2006, the 6% Convertible Subordinated Debentures due 2012 (the “6% Debentures”) were no longer outstanding. Under the terms of the Asset Purchase Agreement, we agreed to satisfy and discharge our obligations under the 6% Debentures and the indenture upon the closing of the transaction with Rockwell Collins. On May 26, 2006, we issued a notice to redeem and pay the 6% Debentures on June 26, 2006 and deposited with the indenture trustee the amount of $18,360, which amount, on the Redemption Date, was sufficient to pay the $18,015 principal amount outstanding of the 6% Debentures, together with the $345 in accrued and unpaid interest on the 6% Debentures through and including the Redemption Date.

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock. As of June 30, 2006, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors. No shares were repurchased during the first six months of 2006 or 2005. Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

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

We believe our existing cash, restricted cash, line of credit, letters of credit availability under our current arrangement, expected cash from future operations, and cash consideration from the sale of our Simulation Business will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations over at least the next 12 months. At June 30, 2006, our total indebtedness was $4,610 consisting of a mortgage, line of credit and capital leases. Our cash is available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

CONTRACTUAL OBLIGATIONS

Provided below is an update to our 2005 annual report on Form 10-K concerning our contractual obligations:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt including current portion(1)	$6,366	$136	$2,143	$543	$3,544
Capital lease obligations(2)	32	28	4	—	—
Operating lease obligations(3)	10,424	579	945	430	8,470
Purchase obligations(4)	3,646	2,814	746	86	—
Pension and post retirement plan obligations(5)	9,122	9,122	—	—	—
Total	$29,590	$12,679	$3,838	$1,059	$12,014

(1)   Amounts represent the expected cash payments on Spitz’s Mortgage Note payable and revolving line of credit, including interest payments, and do not include any fair value adjustments.

(2)   Amounts represent the expected cash payments on Spitz’s capital lease obligations, including imputed interest.

(3)   The majority of our operating lease obligations are land leases for periods up to 40 years on land underlying our building. Our maximum rental guarantee payments are included in operating leases

(4)   Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on E&S and that specify all significant terms, including fixed or minimum quantities to be purchased and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(5)   Our policy is to make contributions to pension and post-retirement plans only if required to by statutory funding requirements. Due to the Rockwell Collins transaction, we are required to fund 90% of our existing obligations under the Supplemental Executive Retirement Plan. We currently intend to use a portion of the proceeds from the Rockwell Collins transaction to fund 90% of our existing obligations under our pension plan and Executive Savings Plan.

BACKLOG

On June 30, 2006, our backlog was $20,003 compared with $16,548 on December 31, 2005.

TRADEMARKS USED IN THIS FORM 10-Q

ESLP Laser is a registered trademark of Evans & Sutherland Computer Corporation. All other products, services, or trade names or marks are the properties of their respective owners.

Item 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates. Our international sales, which accounted for 58% of our total sales in the six months ended June 30, 2006, are concentrated in Europe and Asia. In general, we enter into sale agreements with our international customers denominated in U.S. dollars. Foreign currency purchase and sale contracts may be entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. We do not enter into foreign currency contracts for trading purposes and do not use leveraged contracts. As of June 30, 2006, we had sales contracts in Euros with approximately €47 remaining to collect. As of June 30, 2006 we had one outstanding foreign currency contract.

Item 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2006, our disclosure controls and procedures were effective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.         RISK FACTORS

As a result of the sale of the Simulation Business to Rockwell Collins on May 26, 2006, our business has significantly changed. As a result, some of the risks and uncertainties that should be considered in evaluating our business and operations have changed, including many of the risk factors described in our Annual Report on Form 10-K for our annual year ended December 31, 2005. As a result of these significant changes, we have determined to amend and restate in their entirety the risk factors described in our Annual Report on Form 10-K for our annual year ended December 31, 2005 as set forth below. Our domestic and international businesses continue to operate in highly competitive markets that involve a number of risks, some of which are beyond our control. The following discussion highlights some risks and uncertainties that should be considered in evaluating our business and operation following the sale of our Simulation Business.

•              Our Business Model Has Changed and May Not Produce Consistent Earnings Which Could Adversely Affect Our Business

With the sale of our Simulation Business to Rockwell Collins, our business model has significantly changed. Our business is now based on digital theaters and laser projectors. A significant portion of our future success will depend on completing and selling our laser projector, an unproven product, and future products based on this technology. There is no guarantee that the laser projector or any future products based on this same technology will be successful in the market or that we can develop them. If we are unable to develop our laser projector, our business may be adversely affected.

•              We May Experience Difficulty In Identifying, Forming And Maintaining New Business Opportunities That Are Important To The Development Of Our Business.

We have invested, and expect to continue to invest, significant capital in new products, technologies, and business opportunities. We cannot assure you that we will be able to continue to identify suitable opportunities to expand our business in the future. The failure to form or maintain new business opportunities could significantly limit our ability to expand our operations and sales. Moreover, these new opportunities or investments require significant management time, involve a high degree of risk and will present significant challenges. We cannot assure you that these activities will be successful or that we will realize appropriate returns on these activities.

•              Our Laser Projectors are New and have Limited Market Penetration.

Our laser projectors have limited market penetration. Our future success will be dependent in significant part on our ability to generate demand for our laser projectors and to develop additional commercial applications that incorporate our laser projector technology. We cannot be certain that our product will succeed in the market, and if we fail to generate increased sales, our future results of operations will be adversely affected.

•              We May be Unable to Adequately Respond to Rapid Changes in Technology.

The market for our laser projectors is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. The introduction of products and services embodying new technology and the emergence of new industry standards may render our existing laser projectors obsolete and unmarketable if we are unable to adapt to change. A significant factor in our ability to grow and to remain competitive is our ability to successfully introduce new products and services that embody new technology, anticipate and incorporate evolving industry standards and achieve levels of functionality and prices acceptable to the market. If our laser projectors are unable to meet our customers’ needs or we are unable to keep pace with technological changes in the industry, our laser projectors could eventually become obsolete. We may be unable to allocate the funds necessary to improve our current products or introduce new products to address our customers’ needs and respond to technological change. In the event that other companies develop more technologically advanced products, our competitive position relative to such companies would be harmed.

•              Competitors or Third Parties May Infringe E&S Intellectual Property

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

•              Delays in New Product Introductions Could Negatively Affect Financial Performance

During 2006, we have introduced and intend to introduce several important new products, including the ESLP. Delays in introducing and delivering these products could reduce planned sales and profit contribution.

•              Our Industry Is Undergoing Rapid Technological Changes, And Our Failure To Keep Up With Such Changes Could Cause Us To Lose Customers And Impede Our Ability To Attract New Customers.

Our success depends on our ability to compete in an industry that is highly competitive, with rapid technological advances and products that require constant improvement in both price and performance. We expect this trend to continue. If our competitors are more successful than we are in developing technology and products, then our revenues and growth rates could decline.

Our industry is subject to rapid and significant changes in technology as well as customer requirements and preferences, and our failure to keep up with such changes could cause us to lose customers and impede our ability to attract new customers. New technologies could reduce the competitiveness of our theater and projector products. We may be required to select one technology over another, but at a time when it would be impossible to predict with any certainty which technology will prove to be the most economic, efficient or capable of attracting customer usage. Subsequent technological developments may reduce the competitiveness of our products and require upgrades or additional products that could be expensive or unfeasible. If we fail to adapt successfully to technological changes or customer preferences, we could lose market share or impede our ability to attract new customers.

•              Resistance By Potential New Customers To Accept Our Products May Reduce Our Ability To Increase Our Revenue.

The expansion of our business will be dependent upon, among other things, the willingness of additional customers to accept our products and technologies. We cannot assure you that we will be successful in overcoming the resistance of potential customers to change their current projectors or theater technologies, and to expend the capital necessary to purchase and implement our products and technology. The lack of customer acceptance would reduce our ability to increase our revenue.

•              Our Sales Could Decline Substantially as a Result of Terrorist Attacks and Other Activities that Reduce the Willingness of Our Customers to Purchase Products.

The demand for our products and services is dependent upon new orders from customers operating various public attractions. In the event terrorist attacks or other activities decreases the attendance for our customers’ venues, the demand or willingness of our customers to purchase our products may decline and our revenue may decline substantially.

•              Our Shareholders May Not Realize Certain Opportunities Because of the Anti-Takeover Effect of State Law

The Utah Control Shares Acquisition Act provides that any person who acquires 20% or more of the outstanding voting shares of a publicly held Utah corporation will not have voting rights with respect to the acquired shares unless a majority of the disinterested shareholders of the corporation votes to grant such rights. This could deprive shareholders of opportunities to realize takeover premiums for their shares or other advantages that large accumulations of stock would provide because anyone interested in acquiring E&S could only do so with the cooperation of our board of directors and a majority of disinterested shareholders.

•              Your Ability to Sell Your Stock May be Substantially Limited

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

•              We May Not Receive the $10 Million in Escrow Related to the Sale of Assets to Rockwell Collins and the Laser Projector Agreement

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

•              We Continue to be Exposed to Contingent Liabilities Relating to the Sale of our Simulation Business, Which Could Adversely Affect Our Financial Conditon.

In connection with the sale of our Simulation Business, we agreed to indemnify Rockwell Collins for any losses from breaches of the representations, warranties or covenants we made in the Asset Purchase Agreement that occur within certain periods after the closing. We have also agreed that certain indemnification obligations will be capped at certain amounts. For example, an indemnification claim by Rockwell Collins could result if Rockwell Collins suffers any damages arising out of the inaccuracy of any of our representations or if we fail to comply with a covenant or other agreement in the Asset Purchase Agreement. In addition, we have agreed to retain all liabilities relating to the Simulation Business that are not being expressly assumed by Rockwell Collins, and to indemnify Rockwell Collins for any claims or damages arising from such retained liabilities. The payment of any such indemnification obligations could adversely impact our cash resources following the completion of the sale of our simulator business and our ability to pursue other opportunities, including the development of our digital theater and laser projector businesses.

•              We May Not Be Able to Integrate Spitz into Our Operations Successfully

We may experience difficulties integrating Spitz’s business with ours. This could result in additional costs and loss of productivity that could materially affect our operations and financial results.

•              We May Face Risks Related to an SEC Investigation and Securities Litigation in Connection with the Restatement of our Financial Statements

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

•              If we are unable to retain certain key personnel and hire new highly skilled personnel, we may not be able to execute our business plan.

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

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a combined Special Meeting and Annual Meeting of Shareholders on May 25, 2006. We solicited proxies for the meeting pursuant to Regulation 14A.  At the meeting, our shareholders voted as follows on the matters described below:

1.      To approve a transaction (the “Transaction”) in which we (i) sold substantially all of the assets and certain liabilities, including substantially all of the assets and certain liabilities of our wholly owned subsidiary, Evans & Sutherland Computer Limited, primarily related to our military and commercial simulation business and related service operations to Rockwell Collins, Inc. pursuant to the terms and conditions of the Asset Purchase Agreement, dated as of February 7, 2006, by and between Evans & Sutherland Computer Corporation and Rockwell Collins, Inc. and (ii) agreed to enter into, and subsequently entered into, a Laser Projection Systems Agreement to provide, and to grant exclusive and non-exclusive intellectual property licenses to use and sell, fixed-based and motion-based laser projection systems in connection with the Simulation Business and certain related businesses of Rockwell Collins. The Transaction was deemed to constitute a sale of substantially all of our property.

For	Against	Abstentions	Broker non- vote
9,315,008	17,303	1,093	845,307

2.      To elect one director to our Board of Directors, General James P. McCarthy, USAF (ret.), to serve for a three-year term expiring at our annual meeting in 2009.

For	Withhold
9,839,823	338,888

3.     To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

For	Against	Abstentions	Broker non- vote
10,042,420	133,360	2,931	—

Item 6.	EXHIBITS

	10.1	Employment Agreement, dated February 8, 2006, by and between Evans & Sutherland Computer Corporation and Jonathan Shaw, filed herewith.

	10.2	Employment Agreement dated February 8, 2006, by and between Evans & Sutherland Computer Corporation and Paul Dailey, filed herewith.

	10.3	Separation and Release Agreement, dated June 8, 2006, by and between Evans & Sutherland Computer Corporation and James R. Oyler, filed herewith.

	10.4	Agreement and Release of ADEA Claims, dated June 8, 2006, by and between Evans & Sutherland Computer Corporation and James R. Oyler, filed herewith.

	10.5	Line of Credit Agreement, dated April 28, 2006, between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed herewith.

	10.6	Line of Credit Note, dated April 28, 2006, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed herewith.

	10.7	Guaranty, dated April 28, 2006, by Evans and Sutherland Computer Corporation, filed herewith.

	10.8	Pledge Agreement, dated April 28, 2006, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed herewith.

	10.9	Security Agreement, dated April 28, 2006, by and between Spitz, Inc., filed herewith.

	10.10	Open-end Mortgage and Security Agreement, dated April 28, 2006, by and between Spitz, Inc., filed herewith.

	10.11	First Modification Agreement, dated July 28, 2006, by and between Evans & Sutherland Computer Corporation and James R. Oyler, filed herewith.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herewith.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herewith.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date	August 18, 2006	By:	/s/ Lance Sessions
Lance Sessions, Acting Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)