Form 10-Q
period 2006-09-29
EVANS & SUTHERLAND COMPUTER CORP
filed 2006-11-13
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended September 29, 2006

or

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

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on November 7, 2006 was 11,004,118.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended September 29, 2006

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (In thousands, except share amounts)

	September 29,	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$18,709	$14,606
Restricted cash	681	1,099
Accounts receivable, less allowances for doubtful receivables of $275 and $62, respectively	5,444	1,216
Costs and estimated earnings in excess of billings on uncompleted contracts	2,966	2,850
Inventories	5,958	1,886
Prepaid expenses and deposits	1,371	3,285
Current assets related to discontinued operations	—	25,995
Total current assets	35,129	50,937
Property, plant and equipment, net	12,404	6,631
Prepaid pension and retirement	9,287	—
Other assets	1,873	959
Long-term assets related to discontinued operations	—	9,523
Total assets	$58,693	$68,050
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$896	$—
Accounts payable	1,565	3,095
Accrued liabilities	6,463	7,288
Customer deposits and deferred revenue	3,633	1,919
Billings in excess of costs and estimated earnings on uncompleted contracts	2,648	2,115
Current liabilities related to discontinued operations	—	13,798
Total current liabilities	15,205	28,215
Deferred rent obligation	1,713	1,668
Convertible subordinated notes	—	18,015
Long term debt	2,853	—
Pension and retirement obligations	15,247	24,596
Long-term liabilities related to discontinued operations	—	2,011
Total liabilities	35,018	74,505
Stockholders’ equity (deficit):
Preferred stock, no par value; authorized 10,000,000 shares; no issued and no outstanding shares	—	—
Common stock, $0.20 par value; 30,000,000 shares authorized; 11,356,618 and 10,884,848 shares issued, respectively	2,271	2,177
Additional paid-in-capital	53,694	49,814
Common stock in treasury, at cost; 352,500 shares	(4,709)	(4,709)
Accumulated deficit	(17,557)	(43,860)
Accumulated other comprehensive loss	(10,024)	(9,877)
Total stockholders’ equity (deficit)	23,675	(6,455)
Total liabilities and stockholders’ equity (deficit)	$58,693	$68,050

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Sales	$4,427	$4,190	$10,740	$11,215
Cost of sales	2,808	2,493	7,341	5,994
Gross profit	1,619	1,697	3,399	5,221
Expenses:
Selling, general and administrative	3,345	1,374	7,807	3,525
Research and development	2,059	1,747	6,598	4,615
Restructuring charge	—	—	—	135
Operating expenses	5,404	3,121	14,405	8,275
Gain on sale of assets held for sale	389	—	389	—
Operating loss	(3,396)	(1,424)	(10,617)	(3,054)
Other income (expense), net	433	(126)	90	379
Loss from continuing operations before income taxes	(2,963)	(1,550)	(10,527)	(2,675)
Income tax benefit	1,187	—	3,961	—
Net loss from continuing operations	(1,776)	(1,550)	(6,566)	(2,675)
Income (loss) from discontinued operations, net of tax	17	312	(4,390)	(6,035)
Gain (loss) on sale of discontinued operations, net of tax	(1,205)	—	37,259	—
Net income (loss) from discontinued Operations	(1,188)	312	32,869	(6,035)
Net income (loss)	$(2,964)	$(1,238)	$26,303	$(8,710)

Net income (loss) per common share :
Loss from continuing operations
Basic and diluted	$(0.16)	$(0.15)	$(0.61)	$(0.25)
Net income (loss) from discontinued operations
Basic and diluted	$(0.11)	$0.03	$3.06	$(0.57)
Net income (loss)
Basic and diluted	$(0.27)	$(0.12)	$2.45	$(0.83)
Weighted average common shares outstanding:
Basic and diluted	10,997	10,525	10,749	10,520

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended
	September 29,	September 30,
	2006	2005
Cash flows from operating activities:
Net loss from continuing operations	$(6,566)	$(2,675)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,042	759
Stock-based compensation	929	—
Gain on sale of investment securities	—	(692)
Loss on disposal of property, plant and equipment	522	112
Provision for losses on accounts receivable	89	158
Provision for excess and obsolete inventory	10	157
Other	170	18
Change in assets and liabilities, net of acquisition:
Decrease (increase) in accounts receivable	(2,400)	85
Increase in inventories	(3,067)	(2,094)
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts, net	(402)	963
Decrease in prepaid expenses and deposits	1,416	70
Increase in prepaid pension and retirement expense	(9,287)	—
Decrease in accounts payable	(2,252)	(14)
Decrease in accrued liabilities	(1,840)	(1,134)
Increase (decrease) in accrued pension and retirement liabilities	(9,349)	354
Increase in customer deposits	1,279	972
Net cash provided by (used in) continuing operating activities	(29,706)	(2,961)
Net cash provided by (used in) discontinued operating activities	34,406	(4,680)
Net cash provided by (used in) operating activities	4,700	(7,641)
Cash flows from investing activities:
Proceeds from sale of investment securities	—	778
Purchases of property, plant and equipment	(1,414)	(861)
Proceeds from sale of property, plant and equipment	47	69
Cash acquired in Spitz Acquisition	149	—
Decrease in other assets	871	—
Net cash used by continuing investing activities	(347)	(14)
Net cash provided by discontinued investing activities	18,026	1,243
Net cash provided by investing activities	17,679	1,229
Cash flows from financing activities:
Net repayments on line of credit agreements	(1,450)	—
Principal payments on long-term debt and capital leases	(60)	—
Repayment of debentures	(18,015)	—
Decrease in restricted cash	986	2,346
Proceeds from issuances of common stock	263	77
Net cash provided by (used in) continuing financing activities	(18,276)	2,423
Net cash provided by (used in) discontinued financing activities	—	—
Net cash provided by (used in) financing activities	(18,276)	2,423

Net change in cash	4,103	(3,989)
Cash at beginning of period	14,606	10,146
Cash at end of period	$18,709	$6,157

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$894	$1,189
Cash paid for income taxes	72	52

Supplemental Disclosures of Spitz Acquisition
Fair value of assets acquired	$11,422
Fair value of liabilities assumed	(8,538)
Value of common shares issued for acquisition, including direct acquisition costs	$2,884

EVANS & SUTHERLAND COMPUTER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All currency amounts in thousands unless otherwise indicated.

1.              GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation (the “Company”, “E&S”, “we”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America.  This report on Form 10-Q for the three and nine months ended September 29, 2006, should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2005.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows.  The results of operations for the three and nine month periods ended September 29, 2006, are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

The Company

Discontinued Operations

On May 26, 2006, we sold substantially all of the assets and certain liabilities primarily related to our commercial and military simulation businesses and related service operations (the “Simulation Business”) to certain subsidiaries of Rockwell Collins, Inc., a Delaware corporation (“Rockwell Collins”), pursuant to an asset purchase agreement (the “Asset Purchase Agreement”), dated as of February 7, 2006, by and between the Company and Rockwell Collins.  In connection with the completion of the sale of the Simulation Business, on May 26, 2006 the Company entered into a laser projection systems agreement (the “Laser Agreement”) with Rockwell Collins and Rockwell Collins Simulation & Training Solutions LLC, pursuant to which the Company has agreed to provide, and grant exclusive and non-exclusive intellectual property licenses to use and sell, laser projection systems in connection with the Simulation Business and certain related businesses of Rockwell Collins.  The transaction contemplated by the Asset Purchase Agreement and the Laser Agreement (the “Transaction”) was approved by the Company’s shareholders at a combined annual and special meeting of shareholders held on May 25, 2006.

The aggregate consideration in the Transaction was $71,500 in cash, consisting of the $66,500 purchase price under the Asset Purchase Agreement (the “Asset Purchase Price”) for the assets primarily related to the Simulation Business and $5,000 under the Laser Agreement.  At the closing of the sale of the Simulation Business on May 26, 2006, Rockwell Collins paid the Company $59,500 under the terms of the Asset Purchase Agreement, and deposited $10,000 (consisting of the remaining $7,000 of the Asset Purchase Price and $3,000 under the Laser Agreement) in escrow pursuant to an escrow agreement (the “Escrow Agreement”), dated as of May 26, 2006, by and between the Company, Rockwell Collins and U.S. Bank National Association, as escrow agent.  The Laser Agreement requires Rockwell Collins to pay the remaining $2,000 of consideration in the Transaction directly to the Company upon the completion of certain performance milestones by the Company.  Under the terms of the Escrow Agreement, the deposited amount will be held in escrow to secure (i) any post-closing reduction in the Asset Purchase Price under the Asset Purchase Agreement, (ii) the Company’s indemnification obligations under the Asset Purchase Agreement and (iii) the Company’s obligations (not to exceed $3,000 of the escrowed funds) to meet specified milestones under the Laser Agreement.  The escrowed funds will be released in installments as set forth in the Escrow Agreement, subject to the passage of time and the Company fulfilling requirements of the Escrow Agreement. In connection with the sale of our Simulation Business, we agreed to indemnify Rockwell Collins for any losses from breaches of the representations, warranties or covenants we made in the Asset Purchase Agreement that occur within certain periods after the closing. As of September 29, 2006, the Company has recorded proceeds of $59,500 from the Transaction, representing the funds it received at closing.  Remaining amounts to be paid by Rockwell Collins and held in escrow will be recorded when and to the extent released to the Company.

The Asset Purchase Agreement provides for an adjustment to the Asset Purchase Price based on the value, calculated in accordance with the terms of the Asset Purchase Agreement, of the net assets delivered at the closing date (the “Closing Net Assets”).  Based on the value of the Closing Net Assets calculated by the Company and Rockwell Collins under the procedures set forth in the Asset Purchase Agreement, the Company currently expects that the adjustment to the Asset Purchase Price will be between $1,646 and $7,269 and that the final adjusted Asset Purchase Price will range from $59,231 to $64,854.

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

The sale of assets by the Company pursuant to the Asset Purchase Agreement was a taxable transaction for income tax purposes.  Accordingly, we recognized a gain with respect to the sale of assets pursuant to the Asset Purchase Agreement in an amount equal to the difference between the amount of the consideration received for each asset over the adjusted tax basis in the asset sold.  As all tax information is not yet available we have made estimates for certain items in computing the tax gain until final information becomes available.  Although the asset sale resulted in taxable gain to the Company, a substantial portion of the taxable gain will be offset by current year losses from operations, and available net operating loss and tax credit carryforwards.  The gain on the sale of the Simulation Business is comprised of:

Cash consideration under Asset Purchase Agreement		$66,500
Amount placed in escrow under Asset Purchase Agreement	(7,000)
Estimated transaction costs	(607)
Net proceeds		58,893
Book value of assets acquired by Rockwell Collins		(33,128)
Book value of liabilities assumed by Rockwell Collins		19,020
Gain before income taxes		44,785
Income taxes		(7,526)
Net gain		$37,259

Assets and liabilities of the Simulation Business included in the accompanying condensed consolidated  balance sheet as of December 31, 2005 consist of the following:

Current assets:
Accounts receivable	$9,554
Costs and estimated earnings in excess of billings on uncompleted contracts	6,659
Inventories	9,299
Prepaid expenses and deposits	483
Current assets related to discontinued operations	$25,995

Long-term assets:
Property, plant and equipment, net	$8,263
Other assets	1,260
Long-term assets related to discontinued operations	$9,523

Current liabilities:
Accounts payable	$4,494
Accrued liabilities	2,044
Billings in excess of costs and estimated earnings on uncompleted contracts	3,906
Customer deposits	3,354
Current liabilities related to discontinued operations	$13,798

Long-term liabilities:
Deferred rent obligation	$2,011
Long-term liabilities related to discontinued operations	$2,011

Summarized results of operations for the Simulation Business included in the accompanying condensed consolidated statements of operations are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Sales	$—	$16,957	$18,525	$43,490
Cost of sales	—	11,153	13,422	28,697
Gross profit	—	5,804	5,103	14,793
Operating expenses	(17)	5,156	11,849	19,966
Operating income (loss)	17	648	(6,746)	(5,173)
Other expense	—	(324)	(481)	(1,235)
Income (loss) before income taxes	17	324	(7,227)	(6,408)
Income tax (expense) benefit	—	(12)	2,837	373
Net income (loss) from discontinued operations	$17	$312	$(4,390)	$(6,035)

Acquisition

On April 28, 2006, the Company completed its acquisition of Spitz, Inc. (“Spitz”) by acquiring all outstanding shares of Spitz common stock from Transnational Industries, Inc. (“Transnational”) in consideration of approximately 412,500 unregistered shares of the Company’s Common Stock, $0.20 par value, subject to a post-closing share adjustment depending on the average trading price of the Company’s common stock for the 60-day period prior to registration of the shares issued at closing. Registration of the resale of the shares issued to Transnational became effective on November 9, 2006 and the Company will issue an additional 84,948 shares in accordance with the post-closing adjustment. Based on the average closing price of the Company’s Common Stock for the period two days prior and two days after the day the agreement was announced, the value of the total shares issued is $2,814.  Transaction costs are approximately $70 and estimated stock registration costs are $30.  The purchase price was determined in arms-length negotiations between the Company and Transnational and we believe it is a nontaxable transaction. The Company plans to continue to operate Spitz as a wholly owned subsidiary.  Spitz designs, manufactures and supports visual systems for planetariums, science centers and entertainment venues and provides unique domes and similarly shaped structures for specialized architectural applications.

On April 28, 2006, Spitz entered into a Line of Credit Agreement (the “Credit Agreement”) and a Line of Credit Note (the “Note”) with a commercial bank continuing a $3,000 line of credit for working capital purposes. Under the Note, the outstanding balance will bear a per annum interest rate of one-half percent (0.5%) above the Wall Street Prime rate and the Note matures June 30, 2007. The Note is secured by Spitz real and personal property, a guaranty agreement (the “Guaranty Agreement”) entered into by the Company, and a pledge agreement (the “Pledge Agreement”) entered into by the Company and the commercial bank. Three days after entering into the Credit Agreement, the maximum line of credit decreased to $2,500 per the Credit Agreement.  Under the Credit Agreement, Spitz is required to, among other terms and conditions: maintain a minimum tangible net worth of $1,700, determined quarterly; maintain a $200 average daily balance, measured quarterly, in its deposit accounts; and maintain an aggregate daily balance of Spitz deposit accounts with a commercial bank of not less than $100 for any consecutive five day period. Under the Guaranty Agreement, the Company has guaranteed the payment and performance of the conditions of the Note. Under the Pledge Agreement the Company has granted to the commercial bank a first priority security interest and lien in and to all of the outstanding shares of Spitz common stock to secure the Note.   As of April 28, 2006, the outstanding balance of the line of credit and credit agreement was $2,225. On July 28, 2006 the Credit Agreement was amended to reduce the borrowing limit to $1,100 and change terms regarding the reporting of tangible net worth as more fully described in Note 5.

Pursuant to a Registration Rights Agreement entered into between the Company, Spitz, and Spitz’s former sole shareholder, E&S was required to use its best efforts to register those shares of stock issued as consideration for the outstanding stock of Spitz. The registration of the shares was completed on November 9, 2006.

The transaction has been accounted for as a purchase and the operations of Spitz have been consolidated with the operations of the Company effective May 1, 2006 in the accompanying condensed consolidated financial statements. The following pro forma information gives effect to this acquisition as if it had been completed as of the beginning of the Company’s fiscal periods presented.  The Company’s fiscal year end is December 31 and Spitz’ fiscal year end was January 31. Because historical results of operations for Spitz are not available for the fiscal periods presented, results from Spitz fiscal periods are presented as if they covered the same periods as the Company’s fiscal periods. The pro forma information is presented for illustrative purposes only. Such information is not necessarily indicative of the operating results had the acquisition taken place as of the beginning of the Company’s fiscal periods presented, nor is it indicative of the results that may be expected for future periods.

	Three months ended		Nine months ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Sales	$4,427	$6,861	$13,602	$20,338
Net loss from continuing operations	$(1,776)	$(1,600)	$(7,567)	$(2,531)

Net income (loss)	$(2,964)	$(1,288)	$25,302	$(8,566)

Net loss per common share from continuing operations	$(0.16)	$(0.15)	$(0.70)	$(0.24)
Net income (loss) per common share	$(0.27)	$(0.12)	$2.35	$(0.81)

The purchase consideration has been allocated based on an assessment of the fair market values of the acquired assets and liabilities assumed. The consideration paid by the Company was $2,884, including transaction costs of $70. The excess of the purchase price over the fair value of the net assets of Spitz gives rise to goodwill which reflects value resulting from the marketing advantages and operating efficiencies created by the business combination. The following table sets forth the allocation of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed as of April 28, 2006 based upon an independent valuation.

Cash and restricted cash	$491
Accounts receivable	1,919
Costs and estimated earnings in excess of billings on uncompleted contracts	388
Inventories	1,015
Prepaid expenses and deposits	192
Property, plant and equipment	5,745
Other assets	87
Accounts payable	(722)
Accrued liabilities	(917)
Deferred revenue	(435)
Billings in excess of costs and estimated earnings on uncompleted projects	(1,205)
Loans and other long-term debt, less current portion	(5,259)
Definite-lived intangibles	950
Goodwill	635
Total consideration including estimated acquisition costs	$2,884

The definite-lived intangibles consist of:

		Average life in years
Customer Backlog	$320	1
Preventative Maintenance Customers	300	10
Legacy Customers	50	10
Planetarium Shows	280	10
Total	$950

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the Company beginning in the first quarter of 2007. The Company is evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. This statement will be adopted by the Company for its fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R.”  SFAS 158 requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans as of the end of the fiscal year ending after December 15, 2006, for public companies.  SFAS 158 requires that companies recognize actuarial gains and losses, prior service costs, and any remaining transition amounts from the initial application of Statements 87 and 106 when recognizing a plan’s funded status, with the offset to accumulated other comprehensive income. SFAS 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The new measurement-date requirement will not be effective until fiscal years ending after December 15, 2008.  The Company is currently evaluating the impact of SFAS No. 158 on its consolidated financial statements.

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

2.              RESTRICTED CASH

Restricted cash represents bank deposits securing certain of our financial obligations.  As of September 29, 2006 restricted cash consisted of $681 securing outstanding letters of credit that mature or expire within one year.  As of September 29, 2006, other assets included restricted cash of $171 securing outstanding letters of credit which mature or expire after one year.

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

In calculating net income (loss) per common share for the third quarter and first nine months ended September 29, 2006, the net income (loss) was the same for both the basic and diluted calculation. For the third quarter and nine months ended September 29, 2006, 1,924,435 of the Company’s outstanding stock options were excluded from the calculation of diluted net income per common share because the exercise price of these stock options was greater than or equal to the average market value of the common shares or they were antidilutive under the application of  Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”). These options could be included in future net income per share calculations.

In calculating net income (loss) per common share for the third quarter and first nine months of 2005, the net loss was the same for both the basic and diluted calculation.  The diluted weighted average number of common shares outstanding during the three and nine months ended  September 30, 2005, excludes common stock issuable pursuant to outstanding stock options and the 6% Debentures because inclusion of these common stock equivalents would have had an anti-dilutive effect on loss per common share.  The total number of common stock equivalents excluded from diluted loss per share was 2,678,246 for the three and nine months ended September 30, 2005.

4.              SHARE-BASED COMPENSATION

On January 1, 2006 the Company adopted the provisions of SFAS 123R. SFAS 123R sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

In 2004, shareholders approved the adoption of the 2004 Stock Incentive Plan of Evans & Sutherland Computer Corporation (“2004 Plan”), which expires in 2014.  The 2004 Plan is a stock incentive plan that provides for the grant of options and restricted stock awards to employees and for the grant of options to non-employee directors.  As of September 29, 2006, options to purchase 485,722 shares of common stock were authorized and reserved for future grant.

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

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in calculating the fair value of options granted during the third quarter of 2006 and 2005 and the first nine months of 2006 and 2005. Expected option lives and volatilities are based on historical data of the Company.  Our risk free interest rate is calculated as the average US treasury bill rate that corresponds with the option life.  Historically, the Company has not granted dividends and there are no future plans to do so.

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Risk free interest rate	4.7%	4.1%	4.8%	3.5%
Dividend yield	0%	0%	0%	0%
Volatility	64%	74%	65%	71%
Expected lives range (in years)	1.6 to 3.6	1.6 to 3.6	1.6 to 3.6	1.6 to 3.6

A summary of option activity under our stock option plans for the nine months ended September 29, 2006 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at December 31, 2005	2,226	$10.38
Changes during the period:
Granted	315	6.60
Exercised	(57)	4.27
Canceled or expired	(560)	11.69
Options outstanding at September 29, 2006	1,924	9.58

Options Exercisable at September 29, 2006	1,616	10.15
Weighted average fair value of options granted		2.40

As of September 29, 2006, options exercisable had a weighted average remaining contractual term of 4.2 years and an aggregate intrinsic value of $16.

On February 7, 2006, we entered into the Asset Purchase Agreement.  As a result, all non-vested options outstanding as of February 7, 2006 became fully vested according to the terms of the option plans.

Share-based compensation expense included in the statement of operations for the three and nine months ended September 29, 2006 was approximately $106 and $929, respectively.  The $106 for the three months ended September 29, 2006 was related to option grants.  For the nine months ended September 29, 2006, $226 was related to option grants, $228 was due to modifications to Mr. Oyler’s option grants as a result of his separation agreement discussed in Note 1, and $474 was due to the accelerated vesting of options on February 7, 2006. As of September 29, 2006, there was approximately $528 of total unrecognized share-based compensation cost related to share-based compensation granted under our plans that will be recognized over a weighted-average period of 1.5 years. The total intrinsic value of options exercised during the three and nine months ended September 29, 2006 was approximately $10 and $72, respectively.

The Company has elected to use the modified prospective approach allowable under the transition provisions of SFAS 123R. Using this modified transition method, compensation cost is recognized for (1) all awards granted, modified, cancelled, or repurchased after the date of adoption and (2) the unvested portion of previously granted awards for which the requisite service has not yet been rendered as of the date of adoption, based on the fair value of those awards on the grant-date.  Awards granted prior to the Company’s implementation of Statement 123R were accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no stock-based employee compensation cost is reflected in net loss in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2005, as all options granted under the Company’s plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for periods presented prior to the Company’s adoption of Statement 123R:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(1,238)	$(8,710)

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(110)	(346)
Pro forma net loss	$(1,348)	$(9,056)

Net loss per common share:
Basic and diluted — as reported	$(0.12)	$(0.83)
Basic and diluted — pro forma	$(0.13)	$(0.86)

5.              LONG-TERM DEBT

Long-term debt consists of:

	September 29, 2006	December 31, 2005
Capitalized lease obligations	$19	—

Revolving credit note payable June 30, 2007 with monthly interest at prime plus 0.5% (8.75% at September 29, 2006)	775	—

Mortgage note payable in monthly installments of $23 including interest at 5.75% (payment and rate subject to adjustment every 3 years) through January 1, 2024	2,955	—
Total debt	3,749	—

Less current portion	(896)	—
Long term debt, less current portion	$2,853	—

Principal maturities on total debt are scheduled to occur in the following years:

2006	$36
2007	886
2008	109
2009	116
2010	123
2011	131
Thereafter	2,348
Total debt	$3,749

On July 28, 2006, the Company and Spitz entered into an agreement to modify and amend the Credit agreement (“Modification Agreement”).  The Modification Agreement reduced the borrowing limit to $1,100 and made certain changes to the terms of the Credit Agreement regarding the reporting for compliance of the tangible net worth covenant. Under the modified terms, the first measurement for the tangible net worth covenant occurred as of

September 29, 2006. As of September 29, 2006, the Company was in compliance with the tangible net worth covenant and other covenants of the line of credit.

The mortgage note payable represents the balance on a $3,200 note (“Mortgage Note”) issued on January 14, 2004 by Spitz. The Mortgage Note requires repayment in monthly installments of principal and interest over twenty years. The monthly installment for the first three years is $23 and includes interest at 5.75% per annum. On January 14, 2007 and each third year thereafter, the interest rate will be adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”). The 3YCMT as of September 29, 2006 was 4.69%. The monthly installment will be recalculated on the first month following a change in the interest rate. The recalculated monthly installment will be equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original twenty-year term. The Mortgage Note is secured by the real property acquired with the proceeds of the note pursuant to a Mortgage and Security Agreement.

The Mortgage Note and Credit Agreement contain cross default provisions whereby the default of either agreement will result in the default of both agreements.

Lease Obligations:

With the acquisition of Spitz, the Company acquired certain capital leases for equipment.  Future annual rentals reflect interest rates ranging from 8.1% to 9.6%.

Equipment related to such leases has been capitalized at its estimated fair value in connection with the purchase price allocation and is reflected in property, plant and equipment in the amount of $187 net of accumulated amortization of $11 as of September 29, 2006.

6.              INVENTORIES

Inventories consist of the following:

	September 29, 2006	December 31, 2005
Raw materials	$3,086	$492
Work-in-process	2,872	1,394
Finished goods	—	—
	$5,958	$1,886

7.              OTHER COMPREHENSIVE LOSS

Other comprehensive loss consists of the following:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Net income (loss)	$(2,964)	$(1,238)	$26,303	$(8,710)
Other comprehensive income (loss):
Reclassification adjustment for realization of gain on sale of marketable securities	—	—	—	(722)
Reclassification adjustment for foreigncurrency translation	—		(147)
Unrealized gain (loss) on marketable securities	—	—	—	154
Foreign currency translation	—	(23)		(86)
Other comprehensive loss	—	(23)	(147)	(654)
Comprehensive income (loss)	$(2,964)	$(1,261)	$26,156	$(9,364)

8.              GEOGRAPHIC INFORMATION

The following table presents sales by geographic location of our customers.  Sales to individual countries greater than 10% of consolidated sales are shown separately:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
United States	$2,365	$2,861	$5,119	$7,214
Europe	442	354	2,087	1,116
Middle East	229	493	84	493
Central and South America	1,035	—	1,254	145
Asia	356	482	2,196	2,247
Total sales	$4,427	$4,190	$10,740	$11,215

All property, plant and equipment of the Company and its subsidiaries is located in the United States.

9.              EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost

For the three months ended:

	Pension Plan		Supplemental Executive Retirement Plan
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Service cost	$—	$—	$—	$37
Interest cost	600	600	119	121
Expected return on assets	(588)	(572)	—	—
Amortization of actuarial loss	84	28	20	(15)
Amortization of prior year service cost	—	—	(12)	—
Settlement charge	300	—	—	—
Net periodic benefit cost	$396	$56	$127	$143

For the nine months ended:

	Pension Plan		Supplemental Executive Retirement Plan
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Service cost	$—	$—	$63	$109
Interest cost	1,800	1,801	380	364
Expected return on assets	(1,762)	(1,716)	—	—
Amortization of actuarial loss	251	84	38	—
Amortization of prior year service cost	—	—	(41)	(44)
Settlement charge	900	—	—	—
Net periodic benefit cost	$1,189	$169	$440	$429

Employer Contributions

A contribution equal to $11,348 was made to the qualified Pension Plan on September 1, 2006.  No additional contributions are expected to be made during 2006. This resulted in recording $3,737 of the contribution as prepaid pension and retirement expense.

As a result of completing the transaction with Rockwell Collins for the sale of the Simulation Business, we were required to contribute to the Supplemental Executive Retirement Plan (“SERP”) an additional amount equal to 90% of the accumulated benefit obligation.  On September 14, 2006, we contributed $5,550 to the SERP Trust and recorded the contribution as prepaid pension and retirement expense. Benefit payments before the funding were made directly to SERP beneficiaries. For reporting purposes, benefit payments were accounted for as both contributions made and benefits paid.  Prior to the funding contribution, we paid $3,367 in benefits. We anticipate paying SERP benefits of $139 from the SERP Trust during the remainder of fiscal year 2006.

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

•      Our belief that the improvements in the production of the laser projectors will continue to be incorporated in the fourth quarter.

•      Our belief that delayed revenues from digital theater customers will be able to be recognized as production deliveries occur and customer acceptances are achieved.

•      Our belief that the fourth quarter of the year will reflect the positive effects of the Spitz integration and advances in our laser projector business.

•      Our belief that we will begin resolving delivery issues of ESLP’s in the fourth quarter of the year.

•      Our belief that our gross margins will improve as deliveries of ESLP’s increase.

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

Since the introduction of our digital products approximately 20 years ago, we have had a significant share of the overall market for systems used in planetariums, science centers, and entertainment venues. We estimate that our

market share has ranged from 20% to 55%, depending on the specific market and time period.   With our acquisition of Spitz, Inc. we are now able to provide complete solutions for these market areas as well as provide unique domes and similarly shaped structures for specialized architectural applications.  Competitors in these markets range from large businesses who have segments of their business addressing these markets to small specialized providers of niche products and services.

EXECUTIVE SUMMARY

In the third quarter of 2006, we continued to work on resolving post closing matters associated with our divestiture of the simulation businesses to Rockwell Collins, Inc.  The quarter also reflected significant activity for the integration of Spitz, the effects of changes in our senior management and other personnel.  Results for the quarter were impacted by additional costs for support of pre-production laser projectors that have been delivered to initial customers.  The transition to production laser projectors was negatively impacted due to delays in delivery of certain key components and the need to refine other components.  These component issues are being resolved and deliveries of these improved items are beginning.  We expect these improvements will continue to be incorporated in the fourth quarter and into 2007.  These factors delayed the recognition of revenue from some Digital Theater customers.  However, we expect these revenues will be recognized as production deliveries occur and customer acceptances are achieved.  The fourth quarter is expected to reflect the positive effects of the Spitz integration and advances in our laser projector business, although there is no assurance that we will achieve the positive effects.

DISPOSITION AND ACQUISITION SUMMARY

On May 26, 2006, we sold substantially all of the assets and certain liabilities primarily related to our commercial and military simulation businesses and related service operations (the “Simulation Business”) to certain subsidiaries of Rockwell Collins, Inc., a Delaware corporation (“Rockwell Collins”), pursuant to an asset purchase agreement (the “Asset Purchase Agreement”), dated as of February 7, 2006, by and between the Company and Rockwell Collins.  In connection with the completion of the sale of the Simulation Business, on May 26, 2006 the Company entered into a laser projection systems agreement (the “Laser Agreement”) with Rockwell Collins and Rockwell Collins Simulation & Training Solutions LLC, pursuant to which the Company has agreed to provide, and grant exclusive and non-exclusive intellectual property licenses to use and sell, laser projection systems in connection with the Simulation Business and certain related businesses of Rockwell Collins.  The transaction contemplated by the Asset Purchase Agreement and the Laser Agreement (the “Transaction”) was approved by the Company’s shareholders at a combined annual and special meeting of shareholders held on May 25, 2006.

The aggregate consideration in the Transaction was $71,500 in cash, consisting of the $66,500 purchase price under the Asset Purchase Agreement (the “Asset Purchase Price”) for the assets primarily related to the Simulation Business and $5,000 under the Laser Agreement.  At the closing of the sale of the Simulation Business on May 26, 2006, Rockwell Collins paid the Company $59,500 under the terms of the Asset Purchase Agreement, and deposited $10,000 (consisting of the remaining $7,000 of the Asset Purchase Price and $3,000 under the Laser Agreement) in escrow pursuant to an escrow agreement (the “Escrow Agreement”), dated as of May 26, 2006, by and between the Company, Rockwell Collins and U.S. Bank National Association, as escrow agent.  The Laser Agreement requires Rockwell Collins to pay the remaining $2,000 of consideration in the Transaction directly to the Company upon the completion of certain performance milestones by the Company.  Under the terms of the Escrow Agreement, the deposited amount will be held in escrow to secure (i) any post-closing reduction in the Asset Purchase Price under the Asset Purchase Agreement, (ii) the Company’s indemnification obligations under the Asset Purchase Agreement and (iii) the Company’s obligations (not to exceed $3,000 of the escrowed funds) to meet specified milestones under the Laser Agreement.  The escrowed funds will be released in installments as set forth in the Escrow Agreement, subject to the passage of time and the Company fulfilling requirements of the Escrow Agreement. In connection with the sale of our Simulation Business, we agreed to indemnify Rockwell Collins for any losses from breaches of the representations, warranties or covenants we made in the Asset Purchase Agreement that occur within certain periods after the closing. As of September 29, 2006, the Company has recorded proceeds of $59,500 from the Transaction, representing the funds it received at closing.  Remaining amounts to be paid by Rockwell Collins and held in escrow will be recorded when and to the extent released to the Company.

The Asset Purchase Agreement provides for an adjustment to the Asset Purchase Price based on the value, calculated in accordance with the terms of the Asset Purchase Agreement, of the net assets delivered at the closing date (the “Closing Net Assets”).  Based on the of the value of the Closing Net Assets calculated by each of the Company and Rockwell Collins under the procedures set forth in the Asset Purchase Agreement, the Company currently expects that the adjustment to the Asset Purchase Price will be between $1,646 and $7,269 and that the final adjusted Asset Purchase Price will range from $59,231 to $64,854.

On April 28, 2006, the Company completed its acquisition of Spitz, Inc. (“Spitz”) by acquiring all outstanding shares of Spitz common stock from Transnational Industries, Inc. (“Transnational”) in consideration of approximately 412,500 unregistered shares of the Company’s Common Stock, $0.20 par value, subject to a post-closing share adjustment depending on the average trading price of the Company’s common stock for the 60-day period prior to registration of the shares issued at closing. Registration of the resale of the shares issued to Transnational became effective on November 9, 2006 and the Company will issue an additional 84,948 shares in accordance with the post-closing adjustment.  Based on the average closing price of the Company’s Common Stock for the period two days prior and two days after the day the agreement was announced, the value of the total shares issued is $2,814.  Transaction costs are approximately $70 and estimated stock registration costs are $30.  The purchase price was determined in arms-length negotiations between the Company and Transnational and we believe it is a nontaxable transaction. The Company plans to continue to operate Spitz as a wholly owned subsidiary.  Spitz designs, manufactures and supports visual systems for planetariums, science centers and entertainment venues and provides unique domes and similarly shaped structures for specialized architectural applications.

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

RESULTS OF OPERATIONS — CONTINUING OPERATIONS

Third Quarter and Nine Months of 2006 Compared to Third Quarter and Nine Months of 2005

Consolidated Sales

The following table summarizes our consolidated sales:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Sales	$4,427	$4,190	$10,740	$11,215

Third Quarter 2006 Compared to Third Quarter 2005

In the third quarter of 2006 our revenue increased 6% compared to the third quarter of 2005 primarily as a result of revenue recognized by Spitz. The increase related to Spitz was partially offset by supply delays relating to certain components of our ESLP Laser and our need to refine other components.  We expect to resolve these issues and increase deliveries of ESLP Lasers in the fourth quarter and into 2007.

First Three Quarters of 2006 Compared to First Three Quarters of 2005

In the first nine months of 2006 our revenue decreased 4% compared to the first nine months of 2005 primarily as a result of supply delays relating to certain components of our ESLP Laser and our need to refine other components.  In addition, unexpected increases in certain component costs negatively impacted revenue recognition on related percent complete contracts.  The decrease related to the ESLP was partially offset by revenue recognized by Spitz since the acquisition date. We expect to resolve these issues and increase deliveries of ESLP Lasers in the fourth quarter and into 2007, although there is no assurance that we will achieve increased deliveries in the fourth quarter and 2007.

Gross Margin

The following table summarizes our gross margin and the percentage to total sales:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Gross margin	$1,619	$1,697	$3,399	$5,221
Gross margin percentage	36.6%	40.5%	31.6%	46.6%

Third Quarter 2006 Compared to Third Quarter 2005

Our gross margin decreased from 40.5% in the third quarter of 2005 to 36.6% in the third quarter of 2006 primarily because of additional costs to complete ongoing ESLP projects that are accounted for under the percentage of completion method.  In addition, Spitz experienced lower than normal gross margin due to an increase in under absorbed overhead from lower manufacturing volume.  We expect our gross margins to improve in the fourth quarter of 2006 and into 2007.

First Three Quarters of 2006 Compared to First Three Quarters of 2005

Our gross margin decreased from 46.6% in the first nine months of 2005 to 31.6% in the first nine months of 2006.  This was primarily driven by additional costs to complete ongoing ESLP projects that are accounted for under the percentage of completion method.  In addition, Spitz experienced lower than normal gross margin due to an increase in under absorbed overhead from lower manufacturing volume.  Also, in the first nine months of 2005 we delivered $530 in legacy product at 100% gross margin as there was no cost recorded for these products due to inventory obsolescence reserves.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Sales, general and administrative	$3,345	$1,374	$7,807	$3,525
Research and development	2,059	1,747	6,598	4,615
Restructuring charge	—	—	—	135
Operating expenses	$5,404	$3,121	$14,405	$8,275

Third Quarter 2006 Compared to Third Quarter 2005

Operating expenses increased $2,283 in the third quarter of 2006 compared to the third quarter of 2005.  Sales, general and administrative expense included $598 of costs due to the addition of Spitz, increased retirement plan costs of $535 as well as increases to consulting expense, charges related to options being expensed under SFAS 123R and bad debt expense. Research and development increased in the third quarter of 2006 due to $430 of fees due under an R&D arrangement with a third party and the addition of Spitz, partially offset by reductions in overhead costs.

First Three Quarters of 2006 Compared to First Three Quarters of 2005

Operating expenses increased in the first three quarters of 2006 compared to the first three quarters of 2005 by $6,130.  Sales, general and administrative expense increased primarily as a result of $1,488 in charges related to the separation agreement entered into with our prior Chief Executive Officer, $1,101 due to the addition of Spitz as well as increased retirement plan costs and charges related to options being expensed under SFAS 123R, including additional expense due to the modification of the Chief Executive Officer’s options.  No such costs were incurred in the first three quarters of 2005.  Research and development increased in the third quarter of 2006 due to $1,290 of fees due under an R&D arrangement with a third party, increased purchases of materials due to increased development efforts related to digital theater products, and the addition of Spitz.

Gain on Assets Held for Sale

In June 2004, we sold a building with a net book value of $2,473 for $8,288 net of closing costs. As part of the sale, we entered into a three-year lease agreement with the buyer obligating us to make certain monthly payments through June 2007 based on space available for lease in the building sold. The maximum liability was subject to decrease as available space was leased, based on terms of the rental guarantee. As of September 29, 2006, we were released from further liability due to all contractual terms being met.  As a result, the Company recognized additional gain on assets held for sale of $389 during the third quarter.

Other Income and Expense

The following table summarizes our other income and expense:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Other income (expense), net	$433	$(126)	$90	$379

Other income (expense), net for the first three quarters of 2006 decreased compared to the first three quarters of 2005 due to $438 of loss on the retirement of fixed assets in 2006 and $112 interest expense charges related to Spitz’ mortgage and line of credit.  This was partially offset by increased interest income of $610 on cash proceeds from the sale of the Simulation Business.

Other income (expense), net for the third quarter of 2006 increased compared to the third quarter of 2005, primarily due to a $412 increase in interest income on cash proceeds from the sale of our Simulation Business.

Impact on Future Results of Operations Due to Sale to Rockwell Collins and Purchase of Spitz, Inc.

We no longer operate our business in the military and commercial visual simulation markets, except for potential future sales of our laser projectors to Rockwell Collins, as a result of the sale of our Simulation Business.  This will result in significantly lower sales and related operating costs.  The remaining business will be focused on sales to the digital theater market and the expansion of products based on our laser technology.  In order to increase our market share and sales in the digital theater market we acquired Spitz, another supplier in this market.  With this acquisition we expect to have a more robust range of products for this market, including the ability to design and build domes.  In addition to increasing sales in our digital theater market, the acquisition of Spitz, will add approximately 60 employees and an operations facility in Pennsylvania, which we expect will also increase our operating costs.  Currently, the ESLP is in development for the digital theater, as well as commercial and military simulation markets.  As a result of these transactions we expect the overall cost structure of our Company to decrease significantly, though R&D is expected to remain at a high percentage of sales as we continue to develop our laser projector products.  Our SG&A is also expected to initially remain at a high level due to additional costs related to the transactions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

In the first nine months of 2006, cash provided by our operating activities was $4,700, primarily attributable to net cash provided by discontinued operations of $34,406 , including proceeds of $59,500 received in the sale of the Simulation Business. This was offset by the net loss from continuing operations of $6,566, an increase in prepaid pension and retirement expense and related decreases in accrued pension and retirement liabilities, due to contributions to the pension and SERP retirement plans in the third quarter.  Other fluctuations included an increase in inventories, an increase in accounts receivable, an increase in customer deposits, a decrease in prepaid expenses and deposits and an increase in costs and estimated earnings in excess of billings on uncompleted contracts and a decrease in accounts payable, and a decrease in accrued liabilities due to normal business activities.

In the first nine months of 2006, cash provided by our investing activities of $17,679 was primarily due to cash provided by discontinued investing activities of $18,026.  Other activity included an $871 decrease in other assets due to receipt of a lease deposit, and purchases of property, plant, and equipment of $1,414.

In the first nine months of 2006, cash used by our financing activities of $18,275 was primarily due to the repayment of debentures of $18,015.  Other activity included a decrease to restricted cash of $986 and net repayments on a revolving line of credit of $1,450.

Credit Facilities

On April 28, 2006, Spitz entered into a Line of Credit Agreement (the “Credit Agreement”) and a Line of Credit Note (the “Note”) with a commercial bank continuing a $3,000 line of credit for working capital purposes, with E&S executing as a co-borrower and guarantor of both agreements. Under the Note, the outstanding balance will bear a per annum interest rate of one-half percent (0.5%) above the Wall Street Prime rate and the Note matures June 30, 2007. The Note is secured by Spitz real and personal property, a guaranty agreement (the “Guaranty Agreement”) entered into by E&S on April 28, 2006, and a pledge agreement (the “Pledge Agreement”) entered into by E&S and the commercial bank on April 28, 2006. Two business days after entering into the Credit Agreement, the maximum line of credit decreased to $2,500 per the Credit Agreement.  Under the Credit Agreement, Spitz is required to, among other terms and conditions: maintain a minimum tangible net worth of $1,700, determined quarterly; maintain a $200 average daily balance, measured quarterly, in its deposit accounts; and maintain an aggregate daily balance of Spitz deposit accounts with the commercial bank of not less than $100 for any consecutive five day period. Under the Guaranty Agreement, E&S has guaranteed the payment and performance of the conditions of the Note. Under the Pledge Agreement E&S has granted to the commercial bank a first priority security interest and lien in and to all of the outstanding shares of Spitz common stock to secure the Note.  On July 28, 2006, the Credit Agreement was modified.  Among other changes, the maximum line of credit was reduced to $1,100; the first measurement date of the Tangible Net Worth covenant was moved to September 29, 2006; and amounts E&S loans to Spitz are not counted in the Tangible Net Worth covenant. As of September 29, 2006, the Company was in compliance with the tangible net wroth covenant and other covenants of the line of credit.   As of September 29, 2006, the outstanding balance of the line of credit was $775.  The line of credit outstanding balance as of November 8, 2006 was $250.

The ability to issue letters of credit and bank guarantees is important to our business as sales in countries other than in North America and Western Europe have increased. In many countries, letters of credit and bank guarantees are required as part of all sales contract. Letters of credit and bank guarantees are issued to ensure our performance to third parties.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution. The arrangement provides a first priority security interest in the specific cash account. Certain of the terms of the arrangement prohibit us from creating, incurring, assuming or permitting to exist any indebtedness or liabilities resulting from borrowings, loans or advances; merging into, consolidating with any other entity, or making any substantial change in the nature of our business; or making new loans or advances to or investments in any other entity without prior written consent from the financial institution.  We received written consent from the financial institution for both the acquisition and disposition completed in the second quarter of 2006. In addition, Spitz has the capability of issuing letters of credit through their financial institution which requires a cash-secured guarantee.

As of September 29, 2006, our outstanding letters of credit totaled $852. Letters of credit that expire in the fourth quarter of 2006 total $681 and those that expire in 2007 total $171.

Rental Guarantees

In December 2005, we sold a building with a net book value of $3,820 for $6,277, net of closing costs. As part of the sale, we entered into a 21-month lease agreement with the buyer obligating us to make certain monthly payments through September 2007 based on space available for lease in the building sold. As of September 29, 2006, we had a maximum remaining liability of $712 recorded as an accrued liability. The maximum liability may decrease as available space is leased, based on terms of the rental guarantee.

In June 2004, we sold a building with a net book value of $2,473 for $8,288, net of closing costs. As part of the sale, we entered into a three-year lease agreement with the buyer obligating us to make certain monthly payments through June 2007 based on space available for lease in the building sold. The maximum liability was subject to decrease as available space was leased, based on terms of the rental guarantee. As of September 29, 2006, we were released from further liability due to all contractual terms being met.  The Company recognized additional gain on assets held for sale of $389 during the third quarter.

Other Information

As of September 29, 2006, the 6% Convertible Subordinated Debentures due 2012 (the “6% Debentures”) were no longer outstanding.  Under the terms of the Asset Purchase Agreement, we agreed to satisfy and discharge our obligations under the 6% Debentures and the indenture upon the closing of the transaction with Rockwell Collins.  On May 26, 2006, we issued a notice to redeem and pay the 6% Debentures on June 26, 2006 and deposited with the indenture trustee the amount of $18,360, which amount, on the redemption date, was sufficient to pay the $18,015 principal amount outstanding of the 6% Debentures, together with the $345 in accrued and unpaid interest on the 6% Debentures through and including the redemption date.

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of September 29, 2006, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during the first nine months of 2006 or 2005.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

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

We believe our existing cash, restricted cash, line of credit, letters of credit availability under our current arrangement, expected cash from future operations, and cash consideration from the sale of our Simulation Business will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations over at least the next 12 months. At September 29, 2006, our total indebtedness was $3,749 consisting of a mortgage, line of credit and capital leases.  Our cash is available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

CONTRACTUAL OBLIGATIONS

Provided below is an update to our 2005 Annual Report on Form 10-K concerning our contractual obligations:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt including current portion(1)	$5,495	$1,047	$543	$814	$3,091
Capital lease obligations(2)	19	19	—	—	—
Operating lease obligations (3)	9,573	995	549	597	7,432
Purchase obligations (4)	4,756	4,001	755	—	—
Total	$19,843	$6,062	$1,847	$1,411	$10,523

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

BACKLOG

On September 29, 2006, our backlog was $22,035 compared with $16,548 on December 31, 2005.

TRADEMARKS USED IN THIS FORM 10-Q

ESLP Laser is a registered trademark of Evans & Sutherland Computer Corporation.  All other products, services, or trade names or marks are the properties of their respective owners.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates.  Our international sales, which accounted for 52% of our total sales in the nine months ended September 29, 2006, are concentrated in Europe, Asia and Central and South America.  In general, we enter into sale agreements with our international customers denominated in U.S. dollars.  Foreign currency purchase and sale contracts may be entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  We do not enter into foreign currency contracts for trading purposes and do not use leveraged contracts.  As of September 29, 2006, we had one customer contract in Euros with approximately €116 remaining to collect.

Item 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2006 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our principal executive officer and principal financial officer concluded that as of September 29, 2006, our disclosure controls and procedures were effective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 29, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

In the normal course of business, we have various other legal claims and other contingent matters.  Although the final outcome of such matters cannot be predicted, we believe the ultimate disposition of any such matters will not have a material adverse effect on our consolidated financial condition, liquidity, or results of operations.

Item 1A.         RISK FACTORS

As a result of the sale of the Simulation Business to Rockwell Collins on May 26, 2006, our business has significantly changed.  As a result, some of the risks and uncertainties that should be considered in evaluating our business and operations have changed, including many of the risk factors described in our Annual Report on Form 10-K for our year ended December 31, 2005.  As a result of these significant changes, we have determined to amend and restate in their entirety the risk factors described in our Annual Report on Form 10-K for our year ended December 31, 2005 as set forth below.  Our domestic and international businesses continue to operate in highly competitive markets that involve a number of risks, some of which are beyond our control.  The following discussion highlights some risks and uncertainties that should be considered in evaluating our business and operation following the sale of our Simulation Business.

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

•                                          We May receive none or little of the $10 Million in Escrow Related to the Sale of Assets to Rockwell Collins and the Laser Projector Agreement

As part of the Asset Purchase Agreement and Laser Agreement, a total $10 million is being held in an escrow account to secure any post-closing reduction in the Asset Purchase Price based on the net asset value of the Simulation Business at closing, our indemnification obligations under the Asset Purchase Agreement and our delivery obligations under the Laser Agreement.  There is no guarantee that we will receive these funds and if Rockwell Collins becomes entitled to a purchase price reduction under the Rockwell Purchase Agreement, penalty under the Rockwell Laser Agreement or indemnification under the Rockwell Purchase Agreement, we may receive none or little of the $10 million deposited in escrow, which will reduce the amount of cash we have available in the future.

Based on the asset value of the Simulation Business calculated by each of the Company and Rockwell Collins under the procedures set forth in the Asset Purchase Agreement, we currently expect that the post-closing reduction in the Asset Purchase Price will be between $1.6 million and $7.3 million.  The final amount of the post-closing reduction will be delivered from the escrow to Rockwell Collins.

If we do not deliver a motion-based ESLP to Rockwell Collins by December 31, 2007, Rockwell Collins has the right to begin accelerating monthly withdrawals from the escrow account in accordance with a formula prescribed by the Laser Agreement. Under the formula, the monthly withdrawals will total $1,000,000 over the year following December 31, 2007. If we do not deliver a motion-based ESLP by December 31, 2008, Rockwell Collins will have the right to withdraw up to an additional $2 million from the escrow account.

•                                          We Continue to be Exposed to Contingent Liabilities Relating to the Sale of our Simulation Business, Which Could Adversely Affect Our Financial Condition.

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

Item 2.                                   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our acquisition of Spitz discussed more fully in Note 1 to our Condensed Consolidate Financial Statements and in Management’s Discussion and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I above, we issued an aggregate of 412,500 shares of unregistered common stock to Spitz’ stockholder, Transnational Industries Inc., on April 28, 2006 and subsequently will issue an addition 84,948 shares in accordance with a post-closing adjustment required by the acquisition agreements.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.            EXHIBITS

31.1               Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed here with.

31.2               Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed here with.

32.1               Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed here with.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date	November 13, 2006	By:	/s/ Paul Dailey
Paul Dailey, Acting Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)