Form 10-K
period 2006-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2007-04-02
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.20 par value	The NASDAQ Global Market
Preferred Stock Purchase Plan Rights	The NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrants most recently completed second fiscal quarter was approximately $28,455,655, based on the closing market price of the common stock on such date as reported by The Nasdaq Stock Market.

The number of shares of the registrant’s Common Stock outstanding as of March 27, 2007 was 11,089,166.

EVANS & SUTHERLAND COMPUTER CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

ITEM 1.                BUSINESS

Throughout this document Evans & Sutherland Computer Corporation may be referred to as “Evans & Sutherland,” “E&S,” “we,” “us,” “our” or the “Company.”  All dollar amounts are in thousands unless otherwise indicated.

Evans & Sutherland was incorporated in the state of Utah on May 10, 1968. Our principal offices are located at 770 Komas Drive, Salt Lake City, Utah 84108, and our telephone number is (801) 588-1000. Through a link on our website, www.es.com, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). We make our website content available for informational purposes only. The information provided on our website is not incorporated by reference into this Form 10-K. The above reports and other information are also available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Sale of Business Unit

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

Further information concerning the sale of the Simulation Businesses is provided in Note 2 of Item 8 “Financial Statements and Supplementary Data” and in Item 7 “Management’s Discussion and Analysis of Financial Position and Results of Operations” included in Part II of this annual report on Form 10-K.

Acquisition

On April 28, 2006, the Company completed the acquisition of Spitz, Inc. (“Spitz”) by acquiring all outstanding shares of Spitz common stock from Transnational Industries, Inc. (“Transnational”) pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), dated as of February 7, 2006, by and between the Company and Transnational. Spitz  designs, manufactures and supports optical-mechanical and digital visual systems for planetariums, science centers and entertainment venues. Spitz also produces unique domes and curved structures for specialized architectural applications. We believe that the Spitz visual system products and domes along with its customer base complement the digital theater products of Evans & Sutherland and will enhance our capabilities to serve the markets we target.

Further information concerning the acquisition of Spitz is provided in Note 3 of Item 8 “Financial Statements and Supplementary Data” and in Item 7 “Management’s Discussion and Analysis of Financial Position and Results of Operations” included in Part II of this annual report on Form 10-K.

General

Since the sale of the Simulation Business and the acquisition of Spitz, Evans & Sutherland focuses on the production of high-quality visual systems, advanced displays including the laser projector (ESLP), dome projection screens, dome architectural treatments, and unique content for planetariums, science centers, other educational institutions, and entertainment venues. With a 38-year history in computer graphics, we are widely regarded as both a pioneer and a leader in providing the world’s most compelling visual systems. With the acquisition of Spitz and its over 50-year history as a leading supplier of planetarium systems and other dome displays, E&S now supplies premier total system solutions for its digital theater markets as well as customized domes and other curved structures in the architectural market.

We continue to maintain a significant share of the overall planetarium and digital theater market. We estimate that our market share has ranged from 35% to 70%, depending on the specific market and time period. We estimate that the size of the market for digital theater and planetarium systems is approximately $65 million annually.

Description of Products

E&S offers a range of products and services for digital theater, planetarium, and educational institutions. These products include state of the art image generators, domes, and display systems some of which feature our unique laser projector (ESLP) that provides a seamless high resolution display from a single projector. Additionally, we produce unique content both for our own library which we license to customers and for specific customer requirements.

Description of Markets

We are an industry leader in providing visual systems to an international customer base in the digital theater, planetarium, and educational markets. Through our Spitz subsidiary, we also supply dome projection screens and dome architectural treatments to major theme parks, casinos, world expositions, and military defense contractors. In each of these markets we face highly competitive conditions. In all our markets we compete on features, performance, and responsiveness to customer needs as well as on price. E&S is unique among its competitors by virtue of its capability as a single source that can directly supply and integrate all of the equipment in the planetarium theater, including the projection system, sound, lighting, computer control system and domed projection screen. We believe our range of visual systems and services at various price and performance levels, our research and development investments and capabilities, our responsiveness to customers, and our ability to design and manufacture value-added visual systems enable us to compete effectively.

Digital Theater

In the digital theater market our products compete with traditional optical-mechanical products and digital display systems offered by GOTO Optical Mfg. Co., Konica-Minolta Planetarium Co. Ltd., Carl Zeiss Inc., and Sky-Skan, Inc. During 2006 our share of this market increased modestly from revenue contributed by our newly acquired subsidiary Spitz. We expect this market share to increase as we complete the integration of Spitz and realize a full year of results for the new combined business.

Advanced Displays

We began work in 1997 to build a new generation of projection technology with specifications beyond any other technology either available or likely in the foreseeable future. This goal evolved into the production of a revolutionary projector using lasers for illumination and micro-electro-mechanical systems (MEMS) to modulate the laser light and create an image. The result is the Evans & Sutherland Laser

Projector (ESLP). The first ESLP systems were delivered late in 2005, with additional units delivered in 2006. The first units have been supplied to our traditional simulation  and digital theater customers who continue to order systems with the new projection technology. We believe that the ESLP also has application to other markets in the future where ultra-high resolution, high efficiency, excellent image quality, and low life-cycle cost are important considerations.

Domed Structures

Our subsidiary Spitz is the world’s leading producer of domed projection screens. Spitz designs, manufactures, and installs domed projection screens which are used in planetarium theaters and a variety of other applications such as ride simulators, special or large format film theaters, simulation training systems and architectural treatments. Spitz’s experience enables it to advise on the architectural integration of domed projection screens and solve complex optical problems involving reflectivity and image distortion on compound curved surfaces. The Company believes that these skills are important to buyers of domed projection screens. The principal customers in Spitz’s dome business are entities in the entertainment, educational and commercial and military simulation markets. Customers include major theme parks, casinos, world expositions, museums, schools, and military defense contractors. There is currently one known domestic competitor that manufactures domed projection screens. In addition, construction or metal fabrication contractors will occasionally supply domed projection screens, particularly in foreign markets.

Backlog

On December 31, 2006, our backlog was $20,408 compared with $16,548 on December 31, 2005 adjusted for the discontinued operations of the Simulation Business. We anticipate that approximately 85% of the 2006 backlog will be converted to sales in 2007.

Significant Customers

Worldwide customers using our products include museums, planetariums, science centers, theme parks, casinos, aerospace companies, and international armed forces. We measure and identify our significant customers based on direct sales.

Sales to no single customer represented more than 10% of total sales during 2006. Sales to two customers represented 12% and 11% of total sales during 2005. Sales to two customers represented 13% and 11% of total sales during 2004.

Intellectual Property

We own a significant number of patents and trademarks and we are a licensee under several others. Our portfolio of patents and trademarks is, as a whole, material to our business. However, no one piece of intellectual property is critical to our business, thus no individual piece of our intellectual property is separately discussed. In the U.S. and internationally, we hold active patents that cover many aspects of our visualization technology. Several patent applications are presently pending in the U.S., Japan and several European countries, and other patent applications are in preparation. We actively pursue patents on our new technology and we intend to vigorously protect our patent rights. We routinely copyright software, documentation and chip masks designed by us and institute copyright registration when appropriate. During the history of the Company we have been awarded 86 patents, of which 59 are still active. The sale of the Simulation Business transferred certain patents and other intellectual property rights primarily related to the Simulation Business to Rockwell Collins. Also, we acquired rights to the intellectual property of Elumens Corporation in its bankruptcy liquidation. The rights to the Elumens intellectual property protect the application of certain processes in the use of the Company’s visual display products.

Research & Development

We consider the timely development and improvement of our technology to be essential to maintain our competitive position and to capitalize on market opportunities. We continue to fund essentially all research and development (“R&D”) efforts internally.

A significant focus for our R&D in 2006 was the continued development of our laser projector, the ESLP. We delivered ESLP’s in the fourth quarter of 2005 to the Air Force and began delivery of the ESLP to planetariums in January 2006. Efforts to improve production process, performance and reliability of the laser projector will continue through 2007. In addition we are exploring the potential application of the ESLP technology in new markets through partnering and licensing arrangements.

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

Foreign Sales

Foreign sales are calculated based on the location of the purchasing customer and were $7,984 in 2006, $5,814 in 2005, and $6,223 in 2004 adjusted for the discontinued operations of the Simulation Business. Foreign sales accounted for approximately 53%, 38%, and 66% of total sales in 2006, 2005 and 2004, respectively. We believe that any inherent risk that may exist in our foreign operations is not material.

Employees

As of December 31, 2006, Evans & Sutherland and its subsidiaries employed a total of 118 persons compared to 268 employees as of December 31, 2005. The change in number of employees was attributable principally to the discontinued operations of the Simulation Business and the acquisition of Spitz. Following the completion of the sale of the Simulation Business, we retained 64 employees and gained 54 employees from our Spitz acquisition. We believe our relations with our employees are good. None of our employees are subject to collective bargaining agreements.

Environmental Standards

We believe our facilities and operations are within standards fully acceptable to the Environmental Protection Agency and that all facilities and procedures are operated in accordance with environmental rules and regulations, and international, federal, state and local laws.

Strategic Relationships

In the normal course of business we develop and maintain various types of relationships with key customers and technology partners. In 2006, we entered into a limited number of teaming agreements and product development agreements. The teaming agreements are with industry partners and are intended to improve our overall competitive position. The product development agreements enhance our products by the cooperative development of new features and capabilities necessary to maintain our industry leading position. These activities will continue in 2007.

Forward-Looking Statements and Associated Risks

This annual report, including all documents incorporated herein by reference, includes certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, including, among others, those statements preceded by, followed by or including the words “estimates,” “believes,” “expects,” “anticipates,” “plans,” “projects,” “intends,” “predicts,” “may,” “will,” “could,” “would,” “potential” and similar expressions or the negative of such terms. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of this annual report on Form 10-K for a list of some of the forward-looking statements included in this Form 10-K. See Item 1A “Risk Factors” below for factors that may affect these forward-looking statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the executive officers of E&S as of March 28, 2007.

Name	Age	Position
David H. Bateman	64	President and Chief Executive Officer
Paul L. Dailey	50	Chief Financial Officer and Corporate Secretary
Bob Morishita	55	Vice President Human Resources
Kirk D. Johnson	45	Vice President and General Manager of Digital Theater
Allen H. Tanner	53	Vice President and General Manager of Advanced Displays
Jonathan A. Shaw	50	President and Chief Executive Officer of Spitz, Inc.

David H. Bateman was appointed President and Chief Executive Officer of E&S in February 2007. Mr. Bateman joined E&S as Director of Business Operations in May 1998. He was appointed Vice President—Business Operations in March 2000 and Interim President and Chief Executive Officer and a member of the Board of Directors in June 2006.

Paul L. Dailey was appointed Chief Financial Officer and Corporate Secretary of E&S in February 2007. He became an executive officer of E&S in August 2006 when he was appointed Acting Chief Financial Officer and Corporate Secretary. Prior to his appointments at E&S, Mr. Dailey served as Executive Vice President, Chief Financial Officer and Corporate Secretary of E&S subsidiary, Spitz Inc. where he started as Controller in 1983. Mr. Dailey is a Certified Public Accountant.

Bob Morishita was appointed Vice President of Human Resources in 2000. He joined E&S as Compensation Manager in 1982 and was appointed Human Resources Director in 1997.

Kirk Johnson was appointed Vice President and General Manager of Digital Theater in January 2002. He joined E&S in April 1990 and has held various engineering and management positions throughout his service at E&S.

Allen H. Tanner was appointed Vice President and General Manager of Advanced Displays in January 2000. He has held various engineering and management positions throughout his service at E&S since 1996.

Jonathan A. Shaw was appointed President and Chief Executive Officer E&S subsidiary, Spitz Inc. in November 2001 where he held various management positions since 1985.

ITEM 1A.        RISK FACTORS

 Our domestic and international businesses operate in highly competitive markets that involve a number of risks, some of which are beyond our control. The sale of the Simulation Business to Rockwell

Collins on May 26, 2006, has significantly changed our business. As a result, there are new risks and uncertainties that should be considered in evaluating our business. The following discussion highlights some risks and uncertainties that should be considered in evaluating our growth outlook.

Our Business Model Has Changed and May Not Produce Consistent Earnings Which Could Adversely Affect Our Business

With the sale of our Simulation Business to Rockwell Collins, our business model has significantly changed. Our business is now based on digital theaters and laser projectors. A significant portion of our future success will depend on completing and selling our laser projector, and future products based on this technology. There is no guarantee that the laser projector or any future products based on this technology will be successful in the market or that we can develop them. If we are unable to develop our laser projector, our business will be adversely affected.

We May Experience Difficulty in Identifying, Forming and Maintaining New Business Opportunities That Are Important To the Development of Our Business

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

Our Laser Projectors are New and have Limited Market Penetration

Our laser projectors have limited market penetration. Our future success will depend in significant part on our ability to generate demand for our laser projectors and to develop additional commercial applications that incorporate our laser projector technology. We cannot be certain that our product will succeed in the market, and if we fail to generate increased sales, our future results of operations will be adversely affected.

We May be Unable to Adequately Respond to Rapid Changes in Technology

The market for our laser projectors is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. The introduction of products and services embodying new technology and the emergence of new industry standards may render our existing laser projectors obsolete and unmarketable if we are unable to adapt to change. A significant factor in our ability to grow and to remain competitive is our ability to successfully introduce new products and services that embody new technology, anticipate and incorporate evolving industry standards and achieve levels of functionality and prices acceptable to the market. If our laser projectors are unable to meet our customers’ needs or we are unable to keep pace with technological changes in the industry, our laser projectors could eventually become obsolete. We may be unable to allocate the funds necessary to improve our current products or introduce new products to address our customers’ needs and respond to technological change. If other companies develop more technologically advanced products, our competitive position relative to such companies would be harmed.

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

Delays in New Product Introductions Could Negatively Affect Financial Performance

During 2006 and into 2007, we have introduced and intend to introduce several important new products, including the ESLP. Further delays in introducing and delivering these products could reduce planned sales and profit contribution.

Our Industry Is Undergoing Rapid Technological Changes, And Our Failure To Keep Up With Such Changes Could Cause Us To Lose Customers And Impede Our Ability To Attract New Customers

Our success depends on our ability to compete in an industry that is highly competitive, with rapid technological advances and products that require constant improvement in both price and performance. We expect this trend to continue. If our competitors are more successful than we are in developing technology and products, then our revenues and growth rates could decline.

Our industry is subject to rapid and significant changes in technology as well as customer requirements and preferences, and our failure to keep up with such changes could cause us to lose customers and impede our ability to attract new customers. New technologies could reduce the competitiveness of our theater and projector products. We may be required to select one technology over another, but at a time when it would be impossible to predict with any certainty which technology will prove to be the most economic, efficient or capable of attracting customer usage. Subsequent technological developments may reduce the competitiveness of our products and require upgrades or additional products that could be expensive or unfeasible. If we fail to adapt successfully to technological changes or customer preferences, we could lose market share or impede our ability to attract new customers and retain current customers.

Resistance By Potential New Customers To Accept Our Products May Reduce Our Ability To Increase Our Revenue

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

Our Sales Could Decline Substantially as a Result of Terrorist Attacks and Other Activities that Reduce the Willingness of Our Customers to Purchase Products

The demand for our products and services is dependent upon new orders from customers operating various public attractions. If terrorist attacks or other activities decrease the attendance for our customers’ venues, the demand or willingness of our customers to purchase our products may decline and our revenue may decline substantially.

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

We May receive none or little of the remaining $5 Million in Escrow Related to the Sale of Assets to Rockwell Collins and the Laser Projector Agreement

As part of the Asset Purchase Agreement and Laser Agreement, a total $5,000 remains in an escrow account to secure our indemnification obligations under the Asset Purchase Agreement and our delivery obligations under the Laser Agreement. There is no guarantee that we will receive these funds and if Rockwell Collins becomes entitled to a penalty under the Laser Agreement or indemnification under the Asset Purchase Agreement, we may receive none or little of the $5,000 remaining in escrow, which will reduce the amount of cash we have available in the future.

If we do not deliver a motion-based ESLP to Rockwell Collins by December 31, 2007, Rockwell Collins has the right to begin accelerating monthly withdrawals from the escrow account in accordance with a formula prescribed by the Laser Agreement. Under the formula, the monthly withdrawals will total $1,000 over the year following December 31, 2007. If we do not deliver a motion-based ESLP by December 31, 2008, Rockwell Collins will have the right to withdraw up to an additional $2,000 from the escrow account.

We Continue to be Exposed to Contingent Liabilities Relating to the Sale of our Simulation Business, Which Could Adversely Affect Our Financial Condition

In connection with the sale of our Simulation Business, we agreed to indemnify Rockwell Collins for any losses from breaches of the representations, warranties or covenants we made in the Asset Purchase Agreement that occur within certain periods after the closing. We have also agreed that certain indemnification obligations will be capped at certain amounts. For example, an indemnification claim by Rockwell Collins could result if Rockwell Collins suffers any damages arising out of the inaccuracy of any of our representations or if we fail to comply with a covenant or other agreement in the Asset Purchase Agreement. In addition, we have agreed to retain all liabilities relating to the Simulation Business that are not being expressly assumed by Rockwell Collins, and to indemnify Rockwell Collins for any claims or damages arising from such retained liabilities. The payment of any such indemnification obligations could adversely impact our cash resources following the completion of the sale of our simulator business and our ability to pursue other opportunities, including the development of our digital theater and laser projector businesses.

We May Not Be Able to Fully Integrate Spitz into Our Operations Successfully

We may experience difficulties in fully integrating Spitz’s business with ours. This could result in additional costs and loss of productivity that could materially affect our operations and financial results.

If We are Unable to Retain Certain Key Personnel and Hire New Highly Skilled Personnel, We May Not Be Able to Execute Our Business Plan

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

ITEM 2.                PROPERTIES

Our principal executive, engineering, manufacturing and operations facilities are located in the University of Utah Research Park in Salt Lake City, Utah, where we own three buildings totaling approximately 68,000 square feet. The buildings are located on land leased from the University of Utah with an initial term of 40 years or longer.

Spitz owns and occupies an approximately 47,000 square-foot building on approximately 15.2 acres in Chadds Ford, Pennsylvania. The property serves as collateral under Spitz’s debt agreements through a mortgage granted to First Keystone Bank.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Stock Market under the symbol “ESCC.”  On March 27, 2007, there were 666 holders of record of our common stock. Because brokers and other institutions hold many of our shares on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

We have never paid a cash dividend on our common stock and have used retained earnings for the operation and expansion of our business. Currently we have an accumulated deficit. For the foreseeable future, we intend to follow our policy of retaining any future earnings to finance the development and growth of our business.

Additional information required by this item is incorporated by reference to  the table captioned Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2006 in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this annual report on Form 10-K.

The table below presents the high and low bids per share on the Nasdaq Stock Market by quarter for 2006, and 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	2006		2005
	High	Low	High	Low
First Quarter	$7.91	$4.69	$7.99	$5.50
Second Quarter	6.50	4.85	6.88	4.38
Third Quarter	5.60	4.06	6.22	4.50
Fourth Quarter	4.60	3.65	6.25	4.57

The following graph presents a five-year comparison of total cumulative shareholder return on Evans & Sutherland’s common stock for the period December 31, 2001 through December 31, 2006 with the total cumulative return on the (a) Russell 2000 Index,  (b) S&P Electronic Equipment & Instruments and (c) S&P Aerospace & Defense Index. As a result of the sale of the Simulation Business and our exit from the military and defense industry, we have determined that the S&P Aerospace & Defense Index is no longer applicable to our business, and we have determined to use the S&P Electronic Equipment & Instruments Index. In accordance with SEC rules, we are required to include below a comparison to the historic and new industry index. The comparison assumes the investment of $100 on December 31, 2001 in stock or index, including reinvestment of dividends. Total shareholder returns for prior periods are not an indication of future investment returns.

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06
Evans & Sutherland Computer Corp.	$100	$94	$68	$105	$74	$63
Russell 2000	100	80	117	139	145	171
S & P Aerospace & Defense	100	95	117	135	157	197
S & P Electronic Equipment & Instruments	100	50	88	75	78	77

ITEM 6.                SELECTED FINANCIAL DATA

The following selected consolidated financial data for the most recent five fiscal years ended December 31, 2006, have been derived from our consolidated financial statements. The financial information shown as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004, has been derived from our consolidated financial statements as of such dates and for such years. The financial information shown as of December 31, 2004, 2003 and 2002, and for the years ended December 31, 2003 and 2002, has not been audited and reflects our previously issued financial information reclassified to conform to our current presentation. The data presented below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K.

For the Years Ended December 31,	2006	2005	2004	2003	2002
				(Unaudited)	(Unaudited)
	(in thousands, except per share amounts)
Sales	$15,048	$15,111	$9,479	$7,428	$3,421
Net loss from continuing operations	(9,480)	(3,523)	(7,277)	(2,563)	(5,061)
Net income (loss)	21,985	(1,134)	(8,729)	(35,337)	(12,050)
Net income (loss) per common share—basic:
Loss per share from continuing operations	$(0.88)	$(0.34)	$(0.69)	$(0.24)	$(0.49)
Net income (loss) per share	$2.03	$(0.11)	$(0.83)	$(3.37)	$(1.16)
Basic weighted average common shares outstanding	10,826	10,523	10,498	10,471	10,422
Net income (loss) per common share—diluted:
Loss per share from continuing operations	$(0.87)	$(0.34)	$(0.69)	$(0.24)	$(0.49)
Net income (loss) per share	$2.03	$(0.11)	$(0.83)	$(3.37)	$(1.16)
Diluted weighted average common shares outstanding	10,847	10,523	10,498	10,471	10,422

As of December 31,	2006	2005	2004	2003	2002
			(Unaudited)	(Unaudited)	(Unaudited)
	(in thousands, except per share amounts)
Cash	$15,549	$14,606	$10,147	$9,714	$7,375
Total assets	55,381	68,050	73,615	94,824	127,509
Long-term debt, less current portion	2,845	—	—	—	2,670
Stockholders’ equity (deficit)	22,382	(6,455)	(948)	10,717	47,863

Quarterly Financial Data (Unaudited)

The following selected consolidated quarterly financial data for the most recent two fiscal years ended December 31, 2006 reflects the presentation of discontinued operations and accordingly, some amounts presented have changed from previously reported amounts. Further information concerning the sale of the Simulation Businesses is provided in Note 2 of Item 8 “Financial Statements and Supplementary Data” and in Item 7 “Management’s Discussion and Analysis of Financial Position and Results of Operations” included in Part II of this annual report on Form 10-K.

(In thousands, except per share information)

	Quarter Ended
2005	April 1	July 1	Sep. 30(3)	Dec. 31(2)
Sales	$2,794	$4,231	$4,190	$3,896
Gross profit	1,570	1,954	1,697	1,373
Net income (loss) from continuing operations before income taxes	(688)	(437)	(2,351)	(41)
Net income (loss)	(5,978)	(1,494)	(1,238)	7,576
Basic and diluted income (loss) per share(1)	$(0.57)	$(0.14)	$(0.12)	$0.72

	Quarter Ended
2006	March 31	June 30	Sep. 29(4)	Dec. 31
Sales	$3,767	$2,546	$4,427	$4,308
Gross profit	1,343	437	1,619	207
Net income (loss) from continuing operations before income taxes	(1,569)	(5,995)	(3,352)	(4,474)
Net income (loss)	$(5,869)	$35,136	$(2,964)	(4,318)
Basic and diluted income (loss) per share(1)	$(0.56)	$3.24	$(0.27)	$(0.39)

(1)          Net income (loss) per share is computed independently for each of the quarters presented and therefore may not sum to the total for the year.

(2)          In the fourth quarter of 2005, we recorded a gain of $8,000 on an insurance settlement and a gain of $2,745 on the sale of a building.

(3)          Net loss from continuing operations was previously reported as $1,550; the increase to the loss of $801 was due to reclassification of operating expense from continuing operations to discontinued operations.

(4)          Net loss from continuing operations was previously reported as $2,963; the increase of $389 was due to reclassification of a gain on sale of a building from continuing operations to discontinued operations.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and notes included in Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K. Information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements. See “Forward-Looking Statements” below and Item 1A “Risk Factors” in Part I of this annual report on Form 10-K for additional information concerning these items. All dollar amounts are in thousands unless otherwise indicated.

Executive Summary

The past year was a significant transition in the existence of Evans & Sutherland. On April 28, 2006, we completed the acquisition of Spitz, Inc. (“Spitz”) with the goal of enhancing our capabilities to serve the digital theater markets we target. On May 26, 2006, we sold our commercial and military simulation businesses (the “Simulation Business”) and entered into an agreement with the buyer to provide future products and intellectual property licenses to use and sell our laser projection systems in the Simulation Business. We realized a significant gain on the sale of the Simulation Business which improved our financial position and provided significant funding for the continued development of our laser projector products. These two events resulted in a major change in our focus, structure, and direction. Significant effort was expended during the year on dealing with post closing and transition matters related to the sale of the Simulation Business. These activities are largely completed along with the associated management distraction. In 2007 the Company expects to be better positioned to focus on current and future business opportunities.

We continued to make progress in the development for our laser projector and the delivery of these projectors to our digital theater customers; however, this continues to be a challenging endeavor. The transition to production of laser projectors has not been completed due to delays in delivery of certain key components and the need to refine other components. These factors delayed the recognition of revenue from some Digital Theater customers. Results for 2006 were negatively impacted by the delayed recognition of revenue and additional costs for support of pre-production laser projectors that have been delivered to initial customers. Some progress has been made on these component issues and deliveries of improved items are beginning. We expect these improvements will continue through 2007. We also made progress integrating Spitz into our company and harmonizing Spitz products with the digital theater products.

Late in the year we began to explore potential opportunities for our laser technology in new markets. These activities have shown some promising opportunities and efforts will continue in this area in 2007.

We expect 2007 to provide a better opportunity to operate and assess the new business in a steady state. The ongoing activities will be focused on completion of the laser projector and assuring timely customer deliveries. Parallel with product development activities will be efforts aimed at identifying opportunities for this technology in new markets. The success of our new technology will also ensure that we maintain our lead and provide growth opportunities in our traditional digital theater markets. Improving financial performance and reducing costs, where practicable, are key areas of management focus.

Acquisition of Spitz, Inc.

On April 28, 2006, the Company completed the acquisition of Spitz, Inc. (“Spitz”) by acquiring all outstanding shares of Spitz common stock from Transnational Industries, Inc. (“Transnational”) pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), dated as of February 7, 2006, by and between the Company and Transnational. Consideration under the Stock Purchase Agreement consisted of 412,500 unregistered shares of the Company’s Common Stock, $0.20 par value, subject to a post-closing share adjustment depending on the average trading price of the Company’s common stock for the 60-day period prior to registration of the shares issued at closing. Pursuant to a Registration Rights Agreement between the Company, Spitz, and Transnational, E&S was required to use its best efforts to register those shares of stock issued as consideration for the outstanding stock of Spitz. Registration of the shares issued to Transnational became effective on November 9, 2006 and the Company issued an additional 84,948 shares in accordance with the post-closing adjustment. Based on the average closing price of the Company’s common stock for the period two days prior and two days after the day the agreement was announced, the value of the total shares issued is $2,814. Transaction costs were $70 and stock registration costs were $30. The purchase price was determined in arms-length negotiations between the Company and Transnational and we believe it is a nontaxable transaction. The Company plans to continue to operate Spitz as a wholly owned subsidiary. Spitz designs, manufactures and supports visual systems for planetariums, science centers and entertainment venues and provides unique domes and similarly shaped structures for specialized architectural applications.

Sale of Simulation Business

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

The aggregate consideration contemplated in the Transaction was $71,500 in cash, consisting of the $66,500 purchase price under the Asset Purchase Agreement (the “Asset Purchase Price”) for the assets primarily related to the Simulation Business and $5,000 under the Laser Agreement. On May 26, 2006, the closing of the sale of the Simulation Business, Rockwell Collins paid the Company $59,500 under the terms of the Asset Purchase Agreement, and deposited $10,000 (consisting of the remaining $7,000 of the Asset Purchase Price and $3,000 under the Laser Agreement) in escrow pursuant to an escrow agreement (the “Escrow Agreement”), dated as of May 26, 2006, by and between the Company, Rockwell Collins and U.S. Bank National Association, as escrow agent. The Laser Agreement requires Rockwell Collins to pay the remaining $2,000 of consideration in the Transaction directly to the Company upon the completion of certain performance milestones by the Company. Under the terms of the Escrow Agreement, the deposited amount will be held in escrow to secure (i) any post-closing reduction in the Asset Purchase Price under the Asset Purchase Agreement, (ii) the Company’s indemnification obligations under the Asset Purchase Agreement and (iii) the Company’s obligations (not to exceed $3,000 of the escrowed funds) to meet specified milestones under the Laser Agreement. The escrowed funds will be released in installments as set forth in the Escrow Agreement, subject to the passage of time and the Company fulfilling requirements of the Escrow Agreement. In connection with the sale of our Simulation Business, we agreed to indemnify Rockwell Collins for any losses from breaches of the representations, warranties or covenants we made in the Asset Purchase Agreement that occur within certain periods after the closing.

The Asset Purchase Agreement provides for an adjustment to the Asset Purchase Price based on the value, calculated in accordance with the terms of the Asset Purchase Agreement, of the net assets delivered at the closing date (the “Closing Net Assets”). Based on the value of the Closing Net Assets calculated by the Company and Rockwell Collins under the procedures set forth in the Asset Purchase Agreement, the Asset Purchase Price has been adjusted by $4,800 resulting in  an  adjusted Asset Purchase Price of $61,700. In accordance with the terms of the Escrow Agreement, in March 2007, $200 of the $7,000 held for the Asset Purchase Price was released to the Company and $4,800 was released to Rockwell Collins. The remaining $2,000 held for the Asset Purchase Price is scheduled to be released under the Escrow Agreement on July 1, 2007.

As of December 31, 2006, the Company has recorded proceeds of $59,700 from the Transaction, representing the funds it received through March 2007. We will record additional gain on the Transaction when and to the extent that the remaining amounts to be paid by Rockwell Collins and the remaining amounts held in escrow are released to the Company.

The sale of assets by the Company pursuant to the Asset Purchase Agreement was a taxable transaction for income tax purposes. Accordingly, we recognized a gain with respect to the sale of assets pursuant to the Asset Purchase Agreement in an amount equal to the difference between the amount of the consideration received for each asset over the adjusted tax basis in the asset sold. As all tax information is not yet available we have made estimates for certain items in computing the tax gain until final information becomes available. Although the asset sale resulted in taxable gain to the Company, a substantial portion of the taxable gain will be offset by current year losses from operations, and available net operating loss and tax credit carryforwards. As a result in 2006 we have recorded a net gain of $35,643 from the sale of the Simulation Business.

Results of Operations

Consolidated Sales

The following table summarizes our consolidated sales for fiscal year:

	2006	2005	2004
Sales	$15,048	$15,111	$9,479

Sales remained relatively flat from 2005 to 2006 decreasing less than 1%. This resulted from a decrease in revenue from the Evans & Sutherland Laser Projector (ESLP) which was mostly offset by the revenue reported by Spitz since being acquired on April 28, 2006. The decrease in ESLP revenue was caused by supply delays relating to certain system components, the need to refine other components, and the resulting unexpected increases in project costs which negatively impacted revenue recognition on percent complete contracts. Efforts continue to resolve the issues related to delivery of the ESLP and we expect ESLP revenue to recover in 2007, although there is no assurance that we will achieve the desired results.

Sales in 2005 increased 59% from 2004. This was primarily the result of revenue on the ESLP.

While our overall sales decreased in 2006, year end backlog increased by 23% from $16,548 to $20,408. The increase in the backlog was attributable to backlog acquired through Spitz. New bookings started strong in 2007 for all digital theater products as well as Spitz domes. This is expected to lead to higher sales levels in 2007; however, much will depend on the success of the ESLP.

Gross Margin

The following table summarizes our gross margin and the percentage to total sales during fiscal year:

	2006	2005	2004
Gross margin	$3,606	$6,594	$3,134
Gross margin percentage	24%	44%	33%

The decrease in gross margin from 2005 to 2006 was driven primarily by additional costs to complete ongoing ESLP projects that are accounted for under the percentage of completion method. Also, 2006 gross margin was reduced by lower than normal gross margin due to an increase in under absorbed overhead from lower manufacturing volume. The increase in gross margin from 2004 to 2005 was attributable to a higher volume of successful digital theater projects.

Selling, General & Administrative Expenses

	2006	2005	2004
Selling, general and administrative (“SG&A”)	$10,129	$6,128	$5,198

SG&A expenses increased 65% from 2006 compared to 2005 due primarily to $1,394 of charges related to the separation agreement entered into with our prior Chief Executive Officer, $1,650 in increases due to the acquisition of Spitz and $982 of charges related to options being expensed under Statement of Financial Accounting Standards No. 123(R) (see discussion of stock compensation in Note 1 “Nature of Operations and Summary of Significant Accounting Policies” of Item 8 “Financial Statements and Supplementary Data” in this annual report on Form 10-K. No such costs were incurred in the 2005. SG&A expenses increased 18% from 2005 compared to 2004 due to increased legal fees due to the sale of the Simulation Business of $1,462 partially offset by collection of a $435 receivable we had previously reserved. We expect SG&A to run about 13% lower in 2007 as a result of reductions in the overall corporate infrastructure.

Research and Development Expenses

	2006	2005	2004
Research and development (“R&D”)	$9,071	$7,233	$5,410

R&D expense increased 25% in 2006 compared to 2005 primarily due to $1,720 of expense under a contract for outside R&D services related to the laser projector. R&D expenses increased 34% in 2005 compared to 2004 primarily due to the consumption of an additional $1,144 of laser projector materials over the prior year, $310 of expense under a contract for outside R&D services related to the laser projector and $528 increase in labor over 2004. We expect R&D expense to increase about 15% in 2007 due to efforts to improve and expand the capabilities of our laser projection technology with the goal of reaching new markets.

Gains

The following table summarizes other accounting gains during fiscal year:

	2006	2005	2004
Gain on sale of assets	$—	$—	$155
Gain (loss) on assets held for sale	(12)	2,745	—

In 2004, we recognized additional gain on the sale of assets of our REALimage Solutions Group that closed in 2002. In 2005, we recognized a gain on the sale of a building and its related asset group of $2,745. In 2006, we adjusted the gain on the sale of a building recognized in 2005 for additional costs incurred in 2006.

Other Income and Expense

The following table summarizes our other income and expense during fiscal year:

	2006	2005	2004
Interest income	926	31	6
Interest expense	(370)	(159)	—
Other income (expense)	(340)	633	112
Total other income (expense), net	$216	$505	$118

Interest income in 2006 increased $895 compared to 2005 due to the significant increase of cash we received from the proceeds of the sale of the Simulation Business. Interest expense in 2006 increased $211 compared to 2005, primarily due to the interest expense from Spitz mortgage note and line of credit. In 2006, other expense included $366 of loss on disposal of property, plant and equipment, banking fees of $177 and proceeds from class action lawsuit of $23. In 2005 other income included gain on sale of a marketable security of $691, loss on the write-down of a non-marketable security of $37, loss on disposal of property, plant and equipment of $28, proceeds from class action lawsuit of $23 and banking fees of $33. In 2004 other income included a gain on disposal of property, plant and equipment of $105.

Income Taxes

Income tax (expense) consisted of the following:

	2006	2005	2004
Income tax (expense) benefit from continuing operations	$5,910	$(6)	$(76)
Income tax (expense) benefit from discontinued operations	2,775	436	(36)
Income tax expense from gain on sale of discontinued operations	(9,057)	—	—
Tax expense (benefit)	$(372)	$430	$(112)

The income tax expense of $372 for 2006 is primarily attributable to estimated tax on the gain from the sale of the Simulation Business. The income tax benefit of $430 for 2005 is primarily attributable to favorable resolution of certain income tax contingencies. The income tax expense of $112 for 2004 is primarily attributable to foreign income taxes.

Liquidity and Capital Resources

Summary information concerning our financial position as of fiscal year-end:

	2006	2005
Cash and cash equivalents	$15,549	$14,606
Restricted cash	633	1,099
Capitalized lease obligations	(8)	—
Current portion of long-term debt	(85)	—
Line of credit	(700)	—
Net short term cash	$15,389	$15,705
Stockholders’ equity (deficit)	$22,382	$(6,455)

Outlook

In 2006, we significantly improved our liquidity and maintained our ability to issue letters of credit, mainly due to proceeds from the sale of the Simulation Business.

In July 2007, we expect to receive additional proceeds escrowed from the sale of the Simulation Business. We expect these escrowed proceeds and our existing cash to fund our cash requirements in 2007. Receipt of these escrowed funds is subject to our agreement to indemnify Rockwell Collins for any losses from breaches of the representations, warranties or covenants we made in the Asset Purchase Agreement that occur within the escrow period.

Circumstances that could materially affect liquidity in 2007 include, but are not limited to: (i) failure to receive the remaining escrowed funds from the sale of the Simulation Business (ii) successfully delivering new technologies and products, (iii) meeting 2007 forecasted sales levels, and (iv) our ability to continue to reduce costs and expenses.

We expect cash  from operations and  the sale of the Simulation Business to fund our planned needs in the short term as we invest in research and development related to our laser projector products. For the long term, we believe that improved cash from operations will fund our planned needs. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that our sources of funds will be sufficient to meet our liquidity needs or that we will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Cash Flow

	Year ended December 31
	2006	2005	2004
Net cash provided by (used in):
Operating activities	$21,345	$(467)	$(3,541)
Investing activities	(1,017)	4,830	11,535
Financing activities	(19,385)	96	(7,562)
Increase in cash and cash equivalents	$943	$4,459	$432

Cash and cash equivalents increased $943 to $15,549 during fiscal year 2006, primarily as a result of cash provided by operating activities. Cash of $15,549 as of December 31, 2006 was due to cash proceeds from the sale of the Simulation Business of $59,093 less $18,015 for the redemption of convertible subordinated notes, $11,348 of funding for the pension plan, and $5,550 to establish a trust to fund future SERP benefit payments. Cash of $14,606 as of December 31, 2005, was due to the sale of a building which had been held for sale and the receipt of an insurance settlement and the release of additional cash that was restricted at the end of 2004.

Operating Activities

Operating activities provided $21,345 of cash during 2006. This resulted primarily from net cash provided by discontinued operations of $48,719. Net cash used by continuing operating activities was $27,374, which is primarily attributable to the following: the decrease in prepaid pension and retirement asset of $9,178  and the increase in the accrued pension and retirement liability of $9,230 (which reflected $11,348 of funding for the pension plan and $5,550 of funding  for the SERP with proceeds from the sale of the Simulation Business), net loss from continuing operations of $6,229 (decreased for non-cash items of $3,251), and a decrease in working capital of $2,737. Accounts receivable increased due to several large contract billings outstanding as of the end of 2006. Inventories have increased due to costs incurred on several customer contracts at the end of the year and an increase in purchases of laser projector components in 2006. Accounts payable decreased in 2006 due to non-recurring accounts payable outstanding at 2005 including legal fees related to the sale of the Simulation Business, the net settlement of a sales tax audit and significant contract costs incurred at the end of 2005. Accrued liabilities increased primarily due to accrued contractual damages and accrued severance for the former CEO. Customer deposits also increased in 2006 due to the timing of contract payments received during the year.

Operating activities used $467 of cash during 2005, primarily due to $668 of cash provided by discontinued operating activities offset by net cash used in continuing operating activities of $1,135. Net cash used in continuing operating activities was primarily due to net loss from continuing operations of $5,766 (increased for non-cash items of $2,243), an increase in accrued pension and retirement liabilities of $940 due to recognition of net periodic pension cost, and an increase in working capital of $3,691. Accounts receivable decreased due to improved collections. Inventories increased due to purchases related to our ESLP for deliveries to our digital theater customers that occurred in 2006. Net costs and estimated earnings in excess of billings on uncompleted contracts increased due to decreased revenue recognition on percent complete contracts compared to billings on percent complete contracts. Customer deposits increased due to the excess of cash received on completed contracts compared to revenue recognized during the period.

Operating activities used $3,541 of cash during 2004 due to $1,740 of cash provided by discontinued operating activities offset by net cash used in continuing operating activities of $5,281. Net cash used in continuing operating activities was primarily due to net loss from continuing operations of $6,252 (decreased for non-cash items of $1,025), an increase in accrued pension and retirement liabilities of $702 due to recognition of net periodic pension cost, and an increase in working capital of $269. Accounts receivable increased due to several large contract billings outstanding as of the end of 2004. Inventory decreased due to timing of shipments on customer contracts and a decrease in purchases. Net costs and estimated earnings in excess of billings on uncompleted contracts decreased due to increased revenue recognition on percent complete contracts compared to billings on percent complete contracts. Prepaid expenses and deposits decreased due to receipt of a reimbursable settlement charge in 2004 recorded in prepaids in  2003. Accounts payable increased due to an increase in certain general and administrative expenses as well as material purchases at the end of 2004. Accrued liabilities decreased due to the satisfaction of an accrued settlement fee related to the sale of assets in 2002, a decrease in the executive savings plan liability of $745, a decrease in accrued commissions and a decrease in a liability related to an operating lease. Customer deposits increased due to the excess of cash received on completed contracts compared to revenue recognized during the period.

Investing Activities

Investing activities used $1,017 of cash during 2006 primarily due to purchases of property, plant and equipment of $2,024, partially offset by cash provided by discontinued investing activities of $1,056. The purchases of property, plan and equipment of $2,024 included acquisition of information technology infrastructure and software and remodeling of the new corporate offices.

Investing activities provided $4,830 of cash during 2005. This resulted primarily from the sale of one of our office buildings for proceeds of $6,277, as well as proceeds from the sale of a marketable security of $778. These cash inflows were partly offset by property, plant and equipment purchases of $1,417 and cash used by discontinued investing activities of $650.

Investing activities provided $11,535 of cash during 2004. This resulted primarily from cash provided by discontinued investing activities of $11,459. Also, we sold an investment for $633 in cash, offset by purchases of property, plant and equipment of $620.

Financing Activities

Financing activities used $19,385 of cash during 2006 primarily due to discontinued financing activities of $18,015, which reflects the redemption of convertible subordinated notes with proceeds from the sale of the Simulation Business. Other financing activities included $1,525 of net repayments on the line of credit and long-term debt partially offset by $251 of proceeds of common stock from the exercise of stock options.

Financing activities provided $96 of proceeds from issuance of common stock due to the exercise of stock options during 2005.

Financing activities used $7,562 of cash during 2004 primarily due to the pay down of our lines of credit during 2004.

Credit Facilities

On April 28, 2006, Spitz entered into a Line of Credit Agreement (the “Credit Agreement”) and a Line of Credit Note (the “Note”) with a commercial bank continuing a $3,000 line of credit for working capital purposes, with E&S executing as a co-borrower and guarantor of both agreements. Under the Note, the outstanding balance will bear a per annum interest rate of one-half percent (0.5%) above the Wall Street Prime rate and the Note matures June 30, 2007. The Note is secured by Spitz real and personal property, a guaranty agreement (the “Guaranty Agreement”) entered into by E&S on April 28, 2006, and a pledge agreement (the “Pledge Agreement”) entered into by E&S and the commercial bank on April 28, 2006. Two business days after entering into the Credit Agreement, the maximum line of credit decreased to $2,500 per the Credit Agreement. Under the Credit Agreement, Spitz is required to, among other terms and conditions: maintain a minimum tangible net worth of $1,700, determined quarterly; maintain a $200 average daily balance, measured quarterly, in its deposit accounts; and maintain an aggregate daily balance of Spitz deposit accounts with the commercial bank of not less than $100 for any consecutive five day period. Under the Guaranty Agreement, E&S has guaranteed the payment and performance of the conditions of the Note. Under the Pledge Agreement E&S has granted to the commercial bank a first priority security interest and lien in and to all of the outstanding shares of Spitz common stock to secure the Note. On July 28, 2006, the Credit Agreement was modified. Among other changes, the maximum line of credit was reduced to $1,100; the first measurement date of the Tangible Net Worth covenant was moved to September 29, 2006; and amounts E&S loans to Spitz are not counted in the Tangible Net Worth covenant. As of December 31, 2006, the Company was in compliance with the tangible net worth covenant and other covenants of the line of credit.  As of December 31, 2006, the outstanding balance of the line of credit was $700.

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

As of December 31, 2006, we had outstanding letters of credit and bank guarantees of $633. Letters of credit that expire in 2007 total $633.

Mortgage Note

As of December 31, 2006 there was a $2,930 obligation under a mortgage note payable (“Mortgage Note”) issued on January 14, 2004 by Spitz. The Mortgage Note requires repayment in monthly installments of principal and interest over twenty years. The monthly installment for the first three years was $23 and included interest at 5.75% per annum. On January 14, 2007 and each third year thereafter, the interest rate will be adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”). The 3YCMT as of January 14, 2007 was 4.83%. The monthly installment will be recalculated on the first month following a change in the interest rate. The recalculated monthly installment will be equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original twenty-year term. As of February 2007, the new monthly installment amount is $26.The Mortgage Note is secured by the real property acquired with the proceeds of the note pursuant to a Mortgage and Security Agreement. The Mortgage Note and Credit Agreement contain cross default provisions whereby the default of either agreement will result in the default of both agreements. On March 30, 2007, E&S executed a Guarantee of Spitz’ obligation under the Mortgage Note in consideration for the replacement of the requirement of annual audited financial statements of Spitz under the Mortgage Note and Credit Agreement with the annual audited financial statements of E&S.

6% Convertible Subordinated Debentures

As of December 31, 2005, there was $18,015 of 6% Convertible Subordinated Debentures outstanding (the “6% Debentures”), classified as long-term liabilities related to discontinued operations. The 6% Debentures, due in 2012, were unsecured and were convertible at each bondholder’s option into shares of our common stock at a conversion price of $42.10 per share for an aggregate of 428,000 shares of our common stock if all outstanding 6% Debentures were converted, subject to adjustment. Prior to the sale of the Simulation Business, the 6% Debentures were redeemable at our option, in whole or in part, at par. The 6% Debentures required redemption upon the sale of the Simulation Business. Accordingly, all of the 6% Debentures were redeemed on June 26, 2006.

Rental Guarantees

In December 2005, E&S sold a building with a net book value of $3,820, for proceeds of $6,277, net of closing costs. We recognized a gain on the sale of $2,745 in 2005. As part of the sale, we entered into a 21 month lease agreement with the buyer obligating us to make certain monthly payments through September 2007 depending on the remaining space available for lease in the building sold. Evans & Sutherland is required to pay a monthly pro rata share of operating expenses not to exceed $319 over the twenty-one month lease term. As of December 31, 2006, we had a maximum remaining guarantee related to these obligations of $468 recorded as an accrued liability. The maximum rental guarantee may decrease as available space is leased, based on terms of the rental guarantee. To the extent the maximum rental guarantee is reduced, additional gain will be realized.

Other

In 2007, we expect capital expenditures to be slightly less than 2006, or approximately $1,500 to $2,000. There were no material capital expenditure commitments at the end of 2006, nor do we anticipate any over the next several years.

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock. As of March 16, 2007, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors. No shares were repurchased during 2006, 2005, or 2004. Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

We also maintain trade credit arrangements with certain of our suppliers. The unavailability of a significant portion of, or the loss of, these trade credit arrangements from suppliers would have a material adverse effect on our financial condition and operations.

If we were unable to make timely deliveries of products pursuant to the terms of various agreements with third parties or certain of our contracts were adversely impacted for failure to meet delivery requirements, we may be unable to meet our anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term and long-term basis.

We believe our existing cash, restricted cash, letter of credit availability under our current arrangement, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations. At December 31, 2006, our total indebtedness was $3,638 consisting of $2,938 due on a mortgage note and $700 due on a line of credit agreement. Our cash and restricted cash, subject to various restrictions set forth in this annual report on Form 10-K, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise

Effects of Inflation

The effects of inflation were not considered material during fiscal years 2006, 2005, or 2004, and are not expected to be material for fiscal year 2007.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2006 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt, including current portion(1)	$6,114	$1,008	$622	$622	$3,862
Capital lease obligations	8	8	—	—	—
Operating lease obligations(2)	6,614	778	367	382	5,087
Purchase obligations(3)	3,450	3,320	130	—	—
Total	$16,186	$5,114	$1,119	$1,004	$8,949

(1)          Amounts represent the expected cash payments on our long-term debt, including interest payments, and do not include any fair value adjustments.

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

Application of Critical Accounting Estimates

The application of the accounting estimates discussed below are considered by management to be critical to an understanding of our financial statements. Their application places significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting estimates are described in the following paragraphs. A summary of significant accounting policies can be found in Note 1 “Nature of Operations and Summary of Significant Accounting Policies” of Item 8 “Financial Statements and Supplementary Data” in this annual report on Form 10-K. For all of these policies, management cautions that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R.”  SFAS No. 158 requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans as of the end of the fiscal year ending after December 15, 2006, for public companies. SFAS No. 158 requires that companies recognize actuarial gains and losses, prior service costs, and any remaining transition amounts from the initial application of Statements 87 and 106 when recognizing a plan’s funded status, with the offset to accumulated other comprehensive income. SFAS No. 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The new measurement-date requirement will not be effective until fiscal years ending after December 15, 2008. The Company has adopted the provisions of this statement as of December 31, 2006. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

These forward looking statements include, but are not limited to, the following statements:

•       Our belief that we will continue to receive orders for sales of our laser projectors to Rockwell Collins

•       Our belief that the acquisition of Spitz and the continued success of our ESLP product will allow us to gain market share in digital theaters and that we may be able to grow the Spitz dome business in 2007 and future years.

•       Our belief that our range of visual systems and services at various price and performance levels, our research and development investments and capabilities, and our ability to design and manufacture value-added visual systems will enable us to compete effectively.

•       Our belief that the ESLP also has application to other markets in the future where ultra-high resolution, high efficiency, excellent image quality, and low life-cycle cost are important considerations, which will ultimately result in future revenues.

•       Our belief that our products are performing well, that we will meet all our delivery requirements, and as a result we will incur no damages or penalties for late deliveries in 2007.

•       Our belief that capital expenditures during 2007 will be less than the capital expenditures incurred during 2006.

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

•       Our belief that we will perform under the conditions of our letters of credit and therefore incur no losses with respect to these letters of credit in 2007 or future years.

•       Our belief that the effects of inflation will not be material for fiscal year 2007.

•       Our belief that any inherent risk that may exist in our in our foreign transactions is not material.

•       Our belief that approximately 85% of our backlog will be converted to sales in 2007.

•       Our belief that we will see improvements in our 2007 orders.

•       Our belief that our SG&A expenses will be reduced from their 2006 levels.

•       Our belief that the sale of the Simulation Business and the Spitz transactions will materially affect our future financial performance and position as we have sold a significant percentage of operational assets related to the Simulation Business and acquired additional operational assets related to the digital theater simulation group.

•       Our belief that the net cash from the sale of the Simulation Business along with cash from operations will fund our requirements in 2007.

•       Our belief that for years beyond 2007 cash from operations and net cash from the sale to Rockwell Collins will fund our planned needs in the short term as we invest in research and development related to our laser projector products and our belief that for the long term, our cash from operations will fund our planned needs.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates. Foreign sales accounted for approximately 53%, 38%, and 66% of total sales in 2006, 2005 and 2004, respectively. Our foreign sales are concentrated in the United Kingdom, Europe, Asia and North America (excluding the United States). In general, we enter into sale agreements with our foreign customers denominated in U.S. dollars. Foreign currency purchase and sale contracts may be entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. We do not enter into foreign currency contracts for trading purposes and do not use leveraged contracts. As of December 31, 2006, we had sales contracts in Euros with approximately €112 remaining to collect.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$15,549	$14,606
Restricted cash	633	1,099
Accounts receivable, net	5,698	1,170
Costs and estimated earnings in excess of billings on uncompleted contracts	1,366	2,850
Inventories, net	6,713	1,886
Prepaid expenses and deposits	1,644	1,408
Current assets related to discontinued operations	—	27,919
Total current assets	31,603	50,938
Property, plant and equipment, net	12,689	6,637
Prepaid pension and retirement	9,449	—
Goodwill	635	—
Intangible assets, net	950	10
Other assets	55	619
Long-term assets related to discontinued operations	—	9,846
Total assets	$55,381	$68,050
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,104	$2,911
Accrued liabilities	6,260	3,603
Billings in excess of costs and estimated earnings on uncompleted contracts	1,976	2,116
Customer deposits	4,234	1,919
Current portion of long-term debt	793	—
Current liabilities related to discontinued operations	—	17,667
Total current liabilities	15,367	28,216
Deferred rent obligation	1,727	1,668
Long-term debt	2,845	—
Pension and retirement obligations	13,060	24,596
Long-term liabilities related to discontinued operations	—	20,025
Total liabilities	32,999	74,505
Stockholders’ equity (deficit):
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,441,666 and 10,884,848 shares issued, respectively	2,288	2,177
Additional paid-in-capital	53,759	49,814
Common stock in treasury, at cost, 352,500 shares	(4,709)	(4,709)
Accumulated deficit	(21,875)	(43,860)
Accumulated other comprehensive loss	(7,081)	(9,877)
Total stockholders’ equity (deficit)	22,382	(6,455)
Total liabilities and stockholders’ equity (deficit)	$55,381	$68,050

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31
	2006	2005	2004
Sales	$15,048	$15,111	$9,479
Cost of sales	11,442	8,517	6,345
Gross profit	3,606	6,594	3,134
Expenses:
Selling, general and administrative	10,129	6,128	5,198
Research and development	9,071	7,233	5,410
Operating expenses	19,200	13,361	10,608
Gain on sale of assets	—	—	155
Gain (loss) on sale of assets held for sale	(12)	2,745	—
Operating loss	(15,606)	(4,022)	(7,319)
Interest income	926	31	6
Interest expense	(370)	(159)	—
Other income (expense)	(340)	633	112
Total other income	216	505	118
Loss from continuing operations before income taxes	(15,390)	(3,517)	(7,201)
Income tax (expense) benefit	5,910	(6)	(76)
Net loss from continuing operations	(9,480)	(3,523)	(7,277)
Income (loss) from discontinued operations, net of tax	(4,178)	2,389	(1,452)
Gain on sale of discontinued operations, net of tax	35,643	—	—
Net income (loss) from discontinued operations	31,465	2,389	(1,452)
Net income (loss)	$21,985	$(1,134)	$(8,729)
Net income (loss) per common share—basic:
Loss per common share from continuing operations	$(0.88)	$(0.34)	$(0.69)
Income (loss) per common share from discontinued operations	2.91	0.23	(0.14)
Net income (loss) per common share	$2.03	$(0.11)	$(0.83)
Basic weighted average common shares outstanding	10,826	10,523	10,498
Net income (loss) per common share—diluted:
Loss per common share from continuing operations	$(0.87)	$(0.34)	$(0.69)
Income (loss) per common share from discontinued operations	2.90	0.23	(0.14)
Net income (loss) per common share	$2.03	$(0.11)	$(0.83)
Diluted weighted average common shares outstanding	10,847	10,523	10,498

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’

EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

					Retained	Accumulated
	Common		Additional		Earnings	Other
	Stock		Paid-in	Treasury	(Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit)	Income (Loss)	Total
Balance at January 1, 2004	10,836	$2,167	$49,575	$(4,709)	$(33,997)	$(2,319)	$10,717
Components of comprehensive loss:
Net loss	—	—	—	—	(8,729)	—	(8,729)
Unrealized gains on marketable securities	—	—	—	—	—	99	99
Foreign currency translation	—	—	—	—	—	244	244
Additional minimum pension liability	—	—	—	—	—	(3,417)	(3,417)
Total comprehensive loss							(11,803)
Issuance of common stock	28	6	132	—	—	—	138
Balance at December 31, 2004	10,864	2,173	49,707	(4,709)	(42,726)	(5,393)	(948)
Components of comprehensive loss:
Net loss	—	—	—	—	(1,134)	—	(1,134)
Unrealized gains on marketable securities	—	—	—	—	—	(568)	(568)
Foreign currency translation	—	—	—	—	—	(96)	(96)
Additional minimum pension liability	—	—	—	—	—	(3,820)	(3,820)
Total comprehensive loss							(5,618)
Issuance of common stock	21	4	107	—	—	—	111
Balance at December 31, 2005	10,885	2,177	49,814	(4,709)	(43,860)	(9,877)	(6,455)
Components of comprehensive loss:
Net income	—	—	—	—	21,985	—	21,985
Unrealized gains on marketable securities	—	—	—	—	—	271	271
Foreign currency translation	—	—	—	—	—	220	220
Decrease in minimum pension liability	—	—	—	—	—	2,305	2,305
Total comprehensive income							24,781
Issuance of common stock	60	12	241	—	—	—	253
Issuance of shares to acquire Spitz	497	99	2,684	—	—	—	2,783
Stock-based compensation	—	—	1,020	—	—	—	1,020
Balance at December 31, 2006	11,442	$2,288	$53,759	$(4,709)	$(21,875)	$(7,081)	$22,382

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss from continuing operations	$(9,480)	$(3,523)	$(7,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,486	952	1,018
Stock compensation	1,020	15	15
(Gain) loss on disposal of property, plant and equipment	551	132	(55)
Provision for (recovery of) losses on accounts receivable	142	(424)	167
Provision for excess and obsolete inventory	6	376	27
Gain on sale of investments	—	(654)	(133)
Gain on sale of assets	—	—	(155)
Gain on sale of assets held for sale	12	(2,745)	—
Other	34	105	141
Changes in assets and liabilities:
Decrease (increase) in restricted cash	1,204	2,315	(3,057)
Decrease (increase) in accounts receivable	(2,752)	2,384	(1,378)
Decrease (increase) in inventories	(3,731)	(761)	3,003
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts, net	527	(1,902)	674
Decrease (increase) in prepaid expenses and deposits	(5)	738	1,589
Decrease (increase) in prepaid pension and retirement	(9,178)	—	—
(Decrease) increase in accounts payable	(1,530)	(164)	1,469
(Decrease) increase in accrued liabilities	1,669	203	(2,578)
(Decrease) increase in accrued pension and retirement liabilities	(9,230)	940	702
(Decrease) increase in customer deposits	1,881	878	547
Net cash used in continuing operating activities	(27,374)	(1,135)	(5,281)
Net cash provided by discontinued operating activities	48,719	668	1,740
Net cash provided by (used in) operating activities	21,345	(467)	(3,541)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,024)	(1,417)	(620)
Proceeds from sale of property, plant and equipment	30	85	63
Proceeds from sale of assets held for sale	—	6,277	633
Proceeds from sale of investments	—	778	—
Purchase of available for sale investment	—	(37)	—
Cash acquired in Spitz acquisition	149	—	—
Purchase of intangible assets	(350)	—	—
Increase in other assets	122	(206)	—
Net cash provided by (used in) continuing investing activities	(2,073)	5,480	76
Net cash provided by (used in) discontinued investing activities	1,056	(650)	11,459
Net cash provided by (used in) investing activities	(1,017)	4,830	11,535
Cash flows from financing activities:
Net repayments on line of credit agreement	(1,526)	—	(7,685)
Principal payments on long-term debt and capital leases	(97)	—	—
Proceeds from issuance of common stock	253	96	123
Net cash provided by (used in) continuing financing activities	(1,370)	96	(7,562)
Net cash used in discontinued financing activities	(18,015)	—	—
Net cash provided by (used in) financing activities	(19,385)	96	(7,562)
Net change in cash and cash equivalents	943	4,459	432
Cash and cash equivalents at beginning of year	14,606	10,147	9,715
Cash and cash equivalents at end of year	$15,549	14,606	10,147
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$950	$141	$120
Income taxes	72	19	4

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All dollar amounts are in thousands unless otherwise indicated.

Note 1—Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Evans & Sutherland Computer Corporation, referred to in these notes as “Evans & Sutherland,” “E&S,” “we,” “us,” “our” or the “Company,” produces visual systems used to rapidly and accurately display images. We design, manufacture, market and support our visual systems for various applications, including planetariums, science centers and entertainment venues. Our products and solutions range from the visual systems generated by a desktop PC to what we believe are the most advanced visual systems in the world. The Company operates as one segment, which is the visual simulation market.

Basis of Presentation

Evans & Sutherland’s fiscal year ends on December 31. The consolidated financial statements include the accounts of Evans & Sutherland and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management’s most difficult and subjective judgments include revenue recognition based on the percentage-of completion method, inventory reserves, accruals for liquidated damages and late penalties, allowance for doubtful accounts, income tax valuation allowance, restructuring charges, impairment of long-lived assets, pension and retirement obligations and useful lives of depreciable assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three or fewer months to be cash equivalents. The Company maintains cash balances in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant risk with respect to cash. As of December 31, 2006, cash deposits exceeded the federally insured limits by approximately $15,874.

Restricted Cash

Restricted cash that guarantees issued letters of credit that mature or expire within one year is reported as a current asset. Restricted cash that guarantees issued letters of credit that mature or expire in more than one year are reported as long-term other assets. Long-term restricted cash at December 31, 2006 and 2005 was $0 and $396, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

current economic trends, and payment term changes when evaluating adequacy of the allowance for doubtful accounts. Changes in these factors could result in material differences to bad debt expense. Past due balances are reviewed individually for collectibility.

Uncollectible accounts receivable are charged against the allowance for doubtful accounts only after exhaustive efforts have been made to collect and with management’s approval.

The table below represents changes in our allowance for doubtful receivables during fiscal year:

	2006	2005	2004
Beginning balance	$62	$365	$93
Acquisition of Spitz	138	—	—
Provision for (reduction in) losses on accounts receivable	142	(424)	167
Charges against the reserve	(14)	121	105
Ending balance	$328	$62	$365

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

Inventories net of reserves at fiscal year-end were as follows:

	2006	2005
Raw materials	$3,990	$864
Work-in-process	2,723	1,022
Total inventories, net	$6,713	$1,886

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Routine maintenance, repairs and renewal costs are expensed as incurred. When property is retired or otherwise disposed of, the book value of the property is removed from the fixed assets and the related accumulated depreciation accounts. Depreciation is included in cost of sales, research and development or selling, general and administrative expenses depending on the nature of the asset. The cost and estimated useful lives of property, plant and equipment and the total accumulated depreciation and amortization were as follows at December 31:

	Estimated useful lives	2006	2005
Land	n/a	$2,250	$—
Buildings and improvements	35-40 years	10,945	9,362
Manufacturing machinery and equipment	3 to 8 years	5,726	5,255
Office furniture and equipment	8 years	812	937
Total		19,733	15,554
Less accumulated depreciation and amortization		(7,044)	(8,917)
Total property, plant and equipment, net		$12,689	$6,637

Software Development Costs

Software development costs, if material, are capitalized from the date technological feasibility is achieved until the product is available for general release to customers. Such costs have not been material during the periods presented.

Investments

We classify our marketable debt and equity securities as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss) until realized. Dividend and interest income are recognized when earned. Realized gains and losses from the sale of securities are included in results of operations and are determined on the specific identification basis. A decline in the market value that is deemed other than temporary results in a charge to other income (expense) and the establishment of a new cost basis for the investment.

We account for investments in nonmarketable securities using the cost and equity methods. In assessing the fair value cost method of such investments, we consider recent equity transactions that investees have entered into, the status of each investee’s technology and strategies in place to achieve their objectives, as well as the investee’s financial condition and results of operations. To the extent there are changes in these assessments, adjustments may need to be recorded. For investments accounted for using the equity method, adjustments are made to the carrying amount of the investment to account for our equity in undistributed earnings (losses) of the investee. Investments are periodically evaluated for a decline in value considered other-than-temporary. Any such decline is recognized as a loss in the statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenue Recognition

Our sales include revenue from system hardware, software, database products and service contracts. The following table provides information on revenue by recognition method applied during fiscal years:

	2006	2005	2004
Percentage-of-completion	$6,883	$10,053	$3,262
Completed contract	6,706	4,759	5,824
Other	1,459	299	393
Total sales	$15,048	$15,111	$9,479

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provided persuasive evidence of an arrangement exists, title and risk of loss has transferred, the fee is fixed and determinable, and collection is reasonably assured.

Other.   Other revenue consists primarily of amounts earned under maintenance contracts that are generally sold as a single element to our customers. Revenue from product maintenance contracts, including separately priced extended warranty contracts, is deferred and recognized over the period of performance under the contract.

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

Stock-Based Compensation

Prior to December 31, 2005, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based compensation expense from the issuance of stock options was reflected in the Company’s statements of operations as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that point in time.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share Based Payment.” This Statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and required companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

On January 1, 2006 the Company adopted the provisions of SFAS No. 123(R) using the modified prospective application method. Using this modified prospective application method, compensation cost is recognized on a straight-line basis for (1) all awards granted, modified, cancelled, or repurchased after the date of adoption and (2) the unvested portion of previously granted awards for which the requisite service has not yet been rendered as of the date of adoption, based on the fair value of those awards on the grant-date. In accordance with the modified prospective application method, operating results for the years ended December 31, 2005 and 2004 have not been restated.

Share-based compensation expense included in the statement of operations for the year ended December 31, 2006 was approximately $1,020. Option grants accounted for $317 of the 2006 share-based compensation expense while $228 was due to modifications to our former chief executive officer’s option grants as a result of his separation agreement discussed in Note 10, and $474 was due to the accelerated vesting of options on February 7, 2006 as a result of the Asset Purchase Agreement executed on February 7, 2006 as discussed in Note 2.

The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to stock-based employee compensation for periods presented prior to the Company’s adoption of SFAS No. 123(R):

	2005	2004
Net loss:	$(1,134)	$(8,729)
Stock-based compensation under fair value method	(550)	(397)
Pro forma net loss	$(1,684)	$(9,126)
Net loss per basic and diluted common share:
As reported	$(0.11)	$(0.83)
Pro forma	(0.16)	(0.87)

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

Other Comprehensive Loss

We have applied the provisions of SFAS No. 109, “Accounting for Income Taxes,” to our gains and losses included in other comprehensive loss but excluded them from our net income or loss. On a net basis for 2006, 2005 and 2004, there was a deferred income tax asset as a result of the items reflected in comprehensive loss. However, in applying SFAS No. 109 we determined that it is more likely than not that we will not realize such net deferred income tax assets and have therefore established a valuation allowance against the full amount of the net deferred income tax asset. Accordingly, the net income tax effect of the items included in other comprehensive loss is zero. Therefore, we have included no income tax expense or benefit in relation to items reflected in other comprehensive loss.

The components of accumulated other comprehensive loss was as follows as of December 31:

	2006	2005
Additional minimum pension liability	$(7,352)	$(9,657)
Net unrealized holding gains on investments	271	(220)
Total accumulated other comprehensive loss	$(7,081)	$(9,877)

Leases

We recognize scheduled rent increases on a straight-line basis over the lease term, which may include optional lease renewal terms, and deferred rent income and expense are recognized to reflect the difference between the rent paid or received in the current period and the calculated straight-line amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger an impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business and significant negative industry or economic trends. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of their short maturity. The fair values of marketable securities available for sale are based on quoted market prices. For non-marketable securities classified as long-term assets related to discontinued operations as of December 31, 2005, a reasonable estimate of fair value was impractical. The fair value of the 6% Debentures classified as Long-term liabilities related to discontinued operations was $11,530 as of December 31, 2005, based on quoted market prices. The carrying value of the long-term debt discussed in Note 8 equates to its carrying value because the interest rates of the debt approximate market interest rates at the reporting periods.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the Company beginning in the first quarter of 2007. The Company is evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. This statement will be adopted by the Company for its fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R.” SFAS No. 158 requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans as of the end of the fiscal year ending after December 15, 2006, for public companies. SFAS No. 158 requires that companies recognize actuarial gains and losses, prior service costs, and any remaining transition amounts from the initial application of Statements 87 and 106 when recognizing a plan’s funded status, with the offset to accumulated other comprehensive income. SFAS No. 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the use of earlier measurement dates currently permissible. The new measurement-date requirement will not be effective until fiscal years ending after December 15, 2008. The Company has adopted the provisions of this statement as of December 31, 2006. The adoption did not have a material impact on the Company’s consolidated financial statements.

Note 2—Discontinued Operations

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

The aggregate consideration contemplated in the Transaction was $71,500 in cash, consisting of the $66,500 purchase price under the Asset Purchase Agreement (the “Asset Purchase Price”) for the assets primarily related to the Simulation Business and $5,000 under the Laser Agreement. On May 26, 2006, the closing of the sale of the Simulation Business, Rockwell Collins paid the Company $59,500 under the terms of the Asset Purchase Agreement, and deposited $10,000 (consisting of the remaining $7,000 of the Asset Purchase Price and $3,000 under the Laser Agreement) in escrow pursuant to an escrow agreement (the “Escrow Agreement”), dated as of May 26, 2006, by and between the Company, Rockwell Collins and U.S. Bank National Association, as escrow agent. The Laser Agreement requires Rockwell Collins to pay the remaining $2,000 of consideration in the Transaction directly to the Company upon the completion of certain performance milestones by the Company. Under the terms of the Escrow Agreement, the deposited amount will be held in escrow to secure (i) any post-closing reduction in the Asset Purchase Price under the Asset Purchase Agreement, (ii) the Company’s indemnification obligations under the Asset Purchase Agreement and (iii) the Company’s obligations (not to exceed $3,000 of the escrowed funds) to meet specified milestones under the Laser Agreement. The escrowed funds will be released in installments as set forth in the Escrow Agreement, subject to the passage of time and the Company fulfilling requirements of the Escrow Agreement. In connection with the sale of our Simulation Business, we agreed to indemnify Rockwell Collins for any losses from breaches of the representations, warranties or covenants we made in the Asset Purchase Agreement that occur within certain periods after the closing.

The Asset Purchase Agreement provides for an adjustment to the Asset Purchase Price based on the value, calculated in accordance with the terms of the Asset Purchase Agreement, of the net assets delivered at the closing date (the “Closing Net Assets”). Based on the value of the Closing Net Assets calculated by the Company and Rockwell Collins under the procedures set forth in the Asset Purchase Agreement, the Asset Purchase Price has been adjusted by $4,800 resulting in an adjusted Asset Purchase Price of $61,700. In accordance with the terms of the Escrow Agreement, in March 2007, $200 of the $7,000 held for the Asset Purchase Price was released to the Company and $4,800 was released to Rockwell Collins. The remaining $2,000 held for the Asset Purchase Price is scheduled to be released under the Escrow Agreement on July 1, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2006, the Company has recorded proceeds of $59,700 from the Transaction, representing the funds it received through March 2007. We will record additional gain on the Transaction when and to the extent that the remaining amounts to be paid by Rockwell Collins and the remaining amounts held in escrow are released to the Company.

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

Cash consideration under Asset Purchase Agreement		$66,500
Adjustment to Asset Purchase Price due to Closing Net Asset computation	(4,800)
Amount in escrow under Asset Purchase Agreement	(2,000)
Transaction costs	(607)
Net proceeds		59,093
Book value of assets acquired by Rockwell Collins		(33,115)
Book value of liabilities assumed by Rockwell Collins		18,722
Gain before income taxes		44,700
Income taxes		(9,057)
Net gain		$35,643

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the sale of the Simulation Business, the consolidated balance sheet as of December 31, 2005 and the consolidated statements of operations for the years ended December 31, 2005 and 2004 have been restated to record the necessary adjustments required to reflect the assets, liabilities, and operations of the Simulation Business as discontinued operations. Assets and liabilities of the Simulation Business included as assets or liabilities related to discontinued operations in the accompanying condensed consolidated balance sheet as of December 31, 2005 consisted of the following:

December 31,
2005
Current assets:
Accounts receivable	$9,600
Costs and estimated earnings in excess of billings on uncompleted contracts	6,659
Inventories	9,300
Prepaid expenses and deposits	2,360
Current assets related to discontinued operations	27,919
Long-term assets:
Investments	1,223
Property, plant and equipment, net	8,257
Other assets	366
Long-term assets related to discontinued operations	$9,846
Current liabilities:
Accounts payable	$4,677
Accrued liabilities	5,730
Billings in excess of costs and estimated earnings on uncompleted contracts	3,906
Customer deposits	3,354
Current liabilities related to discontinued operations	17,667
Long-term liabilities:
Convertible subordinated notes	18,015
Deferred rent obligation	2,010
Long-term liabilities related to discontinued operations	$20,025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized results of operations for the Simulation Business included as income (loss) from discontinued operations, net of tax, in the accompanying condensed consolidated statements of operations for the years ended December 31 were as follows:

	2006	2005	2004
Sales	$18,661	$58,456	$58,380
Cost of sales	13,515	37,771	36,871
Gross profit	5,146	20,685	21,509
Operating expenses	12,023	17,447	29,656
Gain on assets held for sale	407	—	4,298
Gain on sale of assets	—	—	3,662
Operating income (loss)	(6,470)	3,238	(187)
Other income (expense), net	(483)	(1,285)	(1,229)
Income (loss) before income taxes	(6,953)	1,953	(1,416)
Income tax (expense) benefit	2,775	436	(36)
Net income (loss) from discontinued operations	$(4,178)	$2,389	$(1,452)

Note 3—Acquisition

On April 28, 2006, the Company completed the acquisition of Spitz, Inc. (“Spitz”) by acquiring all outstanding shares of Spitz common stock from Transnational Industries, Inc. (“Transnational”) pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), dated as of February 7, 2006, by and between the Company and Transnational. Consideration under the Stock Purchase Agreement consisted of 412,500 unregistered shares of the Company’s Common Stock, $0.20 par value, subject to a post-closing share adjustment depending on the average trading price of the Company’s common stock for the 60-day period prior to registration of the shares issued at closing. Pursuant to a Registration Rights Agreement between the Company, Spitz, and Transnational, the Company was required to use its best efforts to register those shares of stock issued as consideration for the outstanding stock of Spitz. Registration of the shares issued to Transnational became effective on November 9, 2006 and the Company issued an additional 84,948 shares in accordance with the post-closing adjustment. Based on the average closing price of the Company’s Common Stock for the period two days prior and two days after the day the agreement was announced, the value of the total shares issued is $2,814. Transaction costs were $70 and stock registration costs were $30. The purchase price was determined in arms-length negotiations between the Company and Transnational and we believe it is a nontaxable transaction. The Company plans to continue to operate Spitz as a wholly owned subsidiary. Spitz designs, manufactures and supports visual systems for planetariums, science centers and entertainment venues and provides unique domes and similarly shaped structures for specialized architectural applications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The transaction has been accounted for as a purchase and the operations of Spitz have been consolidated with the operations of the Company effective May 1, 2006 in the accompanying consolidated financial statements. The following pro forma information gives effect to this acquisition as if it had been completed as of the beginning of the Company’s fiscal periods presented. The Company’s fiscal year end is December 31 and Spitz’ fiscal year end was January 31. Because historical results of operations for Spitz are not available for the fiscal periods presented, results from Spitz fiscal periods are presented as if they covered the same periods as the Company’s fiscal periods. The pro forma information is presented for illustrative purposes only. Such information is not necessarily indicative of the operating results had the acquisition taken place as of the beginning of the Company’s fiscal periods presented, nor is it indicative of the results that may be expected for future periods.

	2006	2005	2004
Sales	$17,910	$26,548	$20,241
Net loss from continuing operations	$(10,594)	$(4,935)	$(8,189)
Net income (loss)	$20,872	$(2,546)	$(9,855)
Basic and diluted net loss per common share from continuing operations	$(0.98)	$(0.47)	$(0.78)
Basic net income (loss) per common share	$1.93	$(0.24)	$(0.94)
Diluted net income (loss) per common share	$1.92	$(0.24)	$(0.94)

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

Cash and restricted cash	$491
Accounts receivable	1,919
Costs and estimated earnings in excess of billings on uncompleted contracts	388
Inventories	1,015
Prepaid expenses and deposits	192
Property, plant and equipment	5,745
Other assets	87
Accounts payable	(722)
Accrued liabilities	(917)
Deferred revenue	(435)
Billings in excess of costs and estimated earnings on uncompleted projects	(1,205)
Loans and other long-term debt, less current portion	(5,259)
Definite-lived intangibles (see Note 4)	950
Goodwill	635
Total consideration including estimated acquisition costs	$2,884

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following as of December 31, 2006:

Class	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Amortization for the 12 months ended December 31, 2006
Customer backlog	1	$320	$(285)	$35	$285
Maintenance and legacy customers	10	350	(29)	321	29
Planetarium shows	10	280	(24)	256	24
Intellectual property rights	5	350	(12)	338	12
Total		$1,300	$(350)	$950	$350
Goodwill				635
Total				$1,585
Weighted average amortization period in years	7.9

Goodwill of $635 consists of the excess of the purchase consideration paid in the acquisition of Spitz (see Note 3) over the fair value of the net assets acquired. We have determined that the assumptions used in computing the valuation of goodwill as of April 28, 2006, the date of the acquisition of Spitz, have not materially changed and therefore there is no impairment of goodwill as of December 31, 2006.

Customer backlog, maintenance and legacy customers and planetarium shows represent the value of definite-lived intangibles that were identified in the acquisition of Spitz.

In November 2006, the Company acquired certain intellectual property rights to protect the application of certain processes in the use of its products for cash payments totaling $350.

Estimated future amortization expense is as follows:

	December 31,
Class	2007	2008	2009	2010	2011	Thereafter
Customer backlog	$35	$—	$—	$—	$—	$—
Maintenance and legacy customers	43	39	39	35	35	130
Planetarium shows	36	36	34	31	25	94
Intellectual property rights	70	70	70	70	58	—
Total	$184	$145	$143	$136	$118	$224

Note 5—Costs and Estimated Earnings on Uncompleted Contracts

Comparative information with respect to uncompleted contracts at fiscal year-end:

	2006	2005
Total accumulated costs and estimated earnings on uncompleted contracts	$20,833	$16,426
Less total billings on completed contracts	(21,443)	(15,692)
	$(610)	$734

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The above amounts are reported in the consolidated balance sheets as follows:

	2006	2005
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,366	$2,850
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,976)	(2,116)
	$(610)	$734

Note 6—Leases

We occupy real property and use certain equipment under lease arrangements that are accounted for as operating leases. Our real property leases contain escalation clauses. Rental expenses for all operating leases for 2006, 2005, and 2004 were $265, $228 and $228, respectively.

Future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Fiscal year
2007	$680
2008	215
2009	186
2010	186
2011	197
Thereafter	5,087
Total	$6,551

Sub-lease rental income for all operating leases for 2006, 2005 and 2004 was $7, $117 and $357, respectively. At December 31, 2006, we had no future lease rental income from operating leases that have initial or remaining noncancelable lease terms.

Note 7—Employee Retirement Benefit Plans

Pension Plan

The Pension Plan is a qualified defined benefit pension plan funded by Company contributions. Our funding policy is to contribute amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations. The Pension Plan was frozen in 2002. Benefits at normal retirement age (65) are based upon the employee’s years of service, as of the date of the curtailment for employees not yet retired, and the employee’s compensation prior to the curtailment.

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

401(k) Deferred Savings Plan

We have a deferred savings plan that qualifies under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all employees of the Company who have at least one year of service and who are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

age 18 or older. We make matching contributions on employee contributions after the employee has achieved one year of service. We may also make extra matching contributions based on our profitability and other financial and operational considerations. No extra matching contributions have been made to date. Our contributions to the 401(k) plan for 2006, 2005 and 2004 were $240, $591 and $625, respectively.

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

We purchase Company-owned life insurance policies insuring the lives of participants in the ESP. The policies accumulate asset values and exist to cover the cost of employee supplemental retirement benefit liabilities. At December 31, 2006 and 2005, prepaid expenses and deposits included our investments in the policies of $955 and $957, respectively. At December 31, 2005, an additional $1,224 of investment in the policies was classified as long-term assets related to discontinued operations. Net insurance expense from these policies was $50, $96 and $160 for the years ended December 31, 2006, 2005 and 2004, respectively.

Obligations and Funded Status

E&S uses a December 31 measurement date for both the Pension Plan and SERP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2006 and 2005, the projected benefit obligations related to our defined benefit plans were equal to the accumulated benefit obligations, and therefore there were no adjustments to the recorded pension liabilities and accumulated other comprehensive income balances upon adoption of SFAS No. 158. Information concerning the obligations, plan assets and funded status of employee retirement defined benefit plans are provided below:

	Pension Plan		SERP
	2006	2005	2006	2005
Changes in benefit obligation
Projected benefit obligation at beginning of year	$43,290	$41,327	$8,919	$8,303
Service cost	—	—	63	146
Interest cost	2,400	2,401	475	486
Actuarial (gain) loss	(213)	2,711	239	465
Benefits paid	(242)	(236)	(560)	(481)
Settlement payments	(5,287)	(2,913)	(3,052)	—
Projected benefit obligation at end of year	$39,948	$43,290	$6,084	$8,919
Changes in plan assets
Fair value of plan assets at beginning of year	$27,613	$29,916	$—	$—
Actual return on plan assets	3,157	846	—	—
Contributions	11,348	—	3,612	481
Benefits paid	(5,529)	(3,149)	(3,612)	(481)
Fair value of plan assets at end of year	$36,589	$27,613	$—	$—
Net Amount Recognized
Unfunded status	$(3,359)	$(15,677)	$(6,084)	$(8,919)
Unrecognized net actuarial loss	6,976	9,255	824	1,158
Unrecognized prior service cost	—	—	(448)	(756)
Net amount recognized	$3,617	$(6,422)	$(5,708)	$(8,517)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Plan		SERP
	2006	2005	2006	2005
Accrued liability	$(3,359)	$(15,677)	$(6,084)	$(8,919)
Accumulated other comprehensive income	6,976	9,255	376	402
Net amount recognized	$3,617	$(6,422)	$(5,708)	$(8,517)

Components of net periodic benefit cost

	Pension Plan			SERP
	2006	2005	2004	2006	2005	2004
Service cost	$—	$—	$—	$63	$146	$519
Interest cost	2,400	2,401	2,498	475	485	508
Expected return on assets	(2,350)	(2,288)	(2,362)	—	—	—
Amortization of actuarial loss	335	112	67	58	—	—
Amortization of prior year service cost	—	—	—	(53)	(59)	(59)
Settlement charge	923	623	—	5	—	—
Net periodic benefit cost (benefit)	$1,308	$848	$203	$548	$572	$968

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information

The increase (decrease) to our unrecognized net actuarial loss recorded in other comprehensive income for the Pension Plan of $(2,279) and $3,418 during 2006 and 2005, respectively, arose from the difference between the accumulated benefit obligation and the accrued pension expense at the end of each year.

The increase (decrease) to our minimum liability recorded in other comprehensive income for the SERP of $(26) and $402 during 2006 and 2005, respectively, arose from the difference between the accumulated benefit obligation and the accrued pension expense at the end of each year.

Assumptions

The weighted average assumptions used to determine benefit obligations at December 31, 2006 and 2005, included discount rates of 6.00% and 5.75%, respectively, for the Pension Plan and SERP. The weighted average assumptions used to determine net periodic cost for years ended December 31, 2006 and 2005 included a discount rate of 5.75% and 6.00%, respectively, for the Pension and SERP. The weighted average assumption used to determine an expected long-term rate of return on Pension Plan assets was 8.00%.

The long-term rate of return on plan assets was estimated as the weighted average of expected return of each of the asset classes in the target allocation of plan assets. The expected return of each asset class is based on historical market returns.

Pension Plan Assets

The Pension Plan’s weighted-average asset allocations at fiscal year-end, weighted-average planned targeted asset allocations going forward, and expected long-term returns on plan assets are as follows:

Asset allocation category of plan assets	Target %	2006 Actual %	2005 Actual %	Expected Return %
Cash and cash equivalents	0	0.7	57	—
Fixed income	40	39.6	—	2
Domestic equities	50	49.4	35	5
International equities	10	10.3	8	1
				8

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

No equity securities of the Company were part of the Pension Plan assets as of December 31, 2006 or 2005.

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

No contributions are expected to be made to the Pension Plan in 2007. On May 26, 2006, the Company entered an asset purchase agreement with Rockwell Collins, Inc. (see Note 2). Using proceeds from the sale, the Company contributed $11,348 to pension assets during September 2006 in order to meet a funding obligation for plan years 2005 and 2006.

Also using proceeds from the sale, the Company contributed $5,550 to the SERP plan to meet its change of control provision. The Company invested these funds in debt and equity securities that have been classified and accounted for as available-for-sale securities. At December 31, 2006, the investment was reported at its fair market value of $5,832 and was classified as prepaid pension and retirement. There was $271 of unrealized gain recorded in accumulated other comprehensive income as of December 31, 2006. The Company expects to contribute and pay benefits of approximately $560 related to the SERP in 2007. This contribution is expected to be made by liquidating the prepaid pension and retirement investments. As a result of the change in control and termination of certain employees, the Company recorded a termination charge of $255.

Estimated future benefit payments

The following benefit payments are expected to be paid based on actuarial estimates and prior experience:

Fiscal years	Pension Plan	SERP
2007	$2,137	$560
2008	1,448	574
2009	2,269	589
2010	2,161	568
2011	2,574	535
2012-2016	15,081	2,514

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Long-term Debt

Long-term debt consists of the following as of December 31:

	2006	2005
Mortgage note payable due in monthly installments of $23 including interest at 5.75% through January 1, 2024; payment and rate subject to adjustment every 3 years, starting January 17, 2007	$2,930	$—
Revolving credit note payable, due June 30, 2007 with monthly interest at prime plus 0.5% (8.75% at December 31, 2006)	700	—
Capitalized lease obligations	8	—
Total debt	3,638	—
Less current portion	(793)	—
Long term debt, less current portion	$2,845	—

Principal maturities on total debt are scheduled to occur in the following years:

2007	$793
2008	88
2009	96
2010	104
2011	113
Thereafter	2,444
Total debt	$3,638

Line of Credit

On April 28, 2006, Spitz entered into a Line of Credit Agreement (the “Credit Agreement”) and a Line of Credit Note (the “Note”) with a commercial bank, continuing a $3,000 line of credit for working capital purposes. Under the Note, the outstanding balance will bear a per annum interest rate of one-half percent (0.5%) above the Wall Street Prime rate. The Note matures June 30, 2007. The Note is secured by Spitz real and personal property, a guaranty agreement (the “Guaranty Agreement”) entered into by the Company, and a pledge agreement (the “Pledge Agreement”) entered into by the Company and the commercial bank. Three days after entering into the Credit Agreement, the maximum line of credit decreased to $2,500 per the Credit Agreement. Under the Credit Agreement, Spitz is required to, among other terms and conditions: maintain a minimum tangible net worth of $1,700, determined quarterly; maintain a $200 average daily balance, measured quarterly, in its deposit accounts; and maintain an aggregate daily balance of Spitz deposit accounts with a commercial bank of not less than $100 for any consecutive five day period. Under the Guaranty Agreement, the Company has guaranteed the payment and performance of the conditions of the Note. Under the Pledge Agreement the Company has granted to the commercial bank a first priority security interest and lien in and to all of the outstanding shares of Spitz common stock to secure the Note.

On July 28, 2006, the Company and Spitz entered into an agreement to modify and amend the Credit agreement (“Modification Agreement”). The Modification Agreement reduced the borrowing limit to $1,100 and made certain changes to the terms of the Credit Agreement regarding the reporting for compliance of the tangible net worth covenant. As of December 31, 2006, the Company was in compliance with the tangible net worth covenant and other covenants of the line of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortgage Note

The mortgage note payable represents the balance on a $3,200 note (“Mortgage Note”) issued on January 14, 2004 by Spitz. The Mortgage Note requires repayment in monthly installments of principal and interest over twenty years. The monthly installment for the first three years is $23 and includes interest at 5.75% per annum. On January 14, 2007 and each third year thereafter, the interest rate will be adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”). The 3YCMT as of January 14, 2007 was 4.83%. The monthly installment will be recalculated on the first month following a change in the interest rate. The recalculated monthly installment will be equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original twenty-year term. As of February 2007, the new monthly installment amount is $26.The Mortgage Note is secured by the real property acquired with the proceeds of the note pursuant to a Mortgage and Security Agreement. The Mortgage Note and Credit Agreement contain cross default provisions whereby the default of either agreement will result in the default of both agreements. On March 30, 2007, the Company executed a Guarantee of Spitz’ obligation under the Mortgage Note in consideration for the replacement of the requirement of annual audited financial statements of Spitz under the Mortgage Note and Credit Agreement with the annual audited financial statements of the Company.

Lease Obligations

With the acquisition of Spitz, the Company acquired certain capital leases for equipment. Future annual rentals reflect interest rates ranging from 8.1% to 9.6%. Equipment related to such leases has been capitalized at its estimated fair value in connection with the purchase price allocation and is reflected in property, plant and equipment in the amount of $187 net of accumulated amortization of $18 as December 31, 2006.

6% Convertible Subordinated Debentures

As of December 31, 2005, there was $18,015 of 6% Convertible Subordinated Debentures outstanding (the “6% Debentures”) that were classified as long-term liabilities related to discontinued operations. The 6% Debentures, due in 2012, were unsecured and were convertible at each bondholder’s option into shares of our common stock at a conversion price of $42.10 per share for an aggregate of 428,000 shares of our common stock if all outstanding 6% Debentures were converted, subject to adjustment. Prior to the sale of the Simulation Business, the 6% Debentures were redeemable at our option, in whole or in part, at par. The Debentures required redemption upon the sale of the Simulation Business. Accordingly, all of the Debentures were redeemed on June 26, 2006.

Note 9—Income Taxes

The income tax expense of $372 for 2006 is primarily attributable to estimated tax on the gain from the sale of the Simulation Business. The income tax benefit of $430 for 2005 is primarily attributable to favorable resolution of certain income tax contingencies. The income tax expense of $112 for 2004 is primarily attributable to foreign income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The actual expense (benefit) differs from the expected tax expense (benefit) as computed by applying the U.S. federal statutory income tax rate of 35 percent, during fiscal year:

	2006	2005	2004
Tax (expense) benefit at U.S. federal statutory rate	$(7,798)	$547	$3,016
Gains of foreign subsidiaries	(450)	—	—
Adjustment for resolution of tax contingency	147	430	—
State taxes (net of federal income tax benefit)	(620)	—	—
Change in valuation allowance attributable to operations	8,605	(489)	(2,987)
Other, net	(256)	(58)	(141)
Tax expense (benefit)	$(372)	$430	$(112)

Income tax (expense) benefit consisted of the following:

	2006	2005	2004
Income tax (expense) benefit from continuing operations	$5,910	$(6)	$(76)
Income tax (expense) benefit from discontinued operations	2,775	436	(36)
Income tax expense from gain on sale of discontinued operations	(9,057)	—	—
Tax expense (benefit)	$(372)	$430	$(112)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of fiscal year-end:

	2006	2005
Deferred income tax assets:
Plant and equipment, principally due to differences in depreciation	$211	$1,597
Inventory reserves and other inventory related temporary basis differences	633	5,717
Warranty, vacation, deferred rent and other liabilities	1,894	4,287
Pension accrual	2,373	5,948
Net operating loss carryforwards	58,996	55,938
Credit carryforwards	6,408	6,015
Other	1,046	739
Total deferred income tax assets	71,561	80,241
Less valuation allowance	(71,324)	(80,220)
Net deferred income tax assets	237	21
Deferred income tax liabilities:
Intangible assets	(237)	—
Other	—	(21)
Total deferred income tax liabilities	(237)	(21)
Net deferred income tax assets and liabilities	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Worldwide income (loss) before income taxes consisted of the following:

	2006	2005	2004
United States	$19,856	$(1,565)	$(8,618)
Foreign	2,501	1	1
Total	$22,357	$(1,564)	$(8,617)

Income tax (expense) benefit consisted of the following:

	2006	2005	2004
Current
U.S. federal	$—	$—	$—
State	(20)	(6)	—
Foreign	(352)	436	(112)
Total	$(372)	$430	$(112)
Deferred
U.S. federal	(7,583)	706	5,588
State	(1,116)	103	822
Foreign	(197)	(32)	24
	(8,896)	777	6,434
Valuation allowance increase (decrease)	8,896	(777)	(6,434)
Total	$—	$—	$—

We have total federal net operating loss carryforwards of approximately $154,080 of which $176 begins to expire in 2007. We have various federal tax credit carryforwards of approximately $3,700 that expire between 2007 and 2021. We also have state net operating loss carryforwards of approximately $130,400 and state tax credit carryforwards of approximately $2,700 that expire depending on the rules of the various states to which the loss or credit is allocated.

During the year ended December 31, 2006, we decreased the valuation allowance on deferred income tax assets by approximately $8,896. During the years ended December 31, 2005 and 2004, we increased the valuation allowance on deferred income tax assets by approximately $777 and $6,434, respectively. Valuation allowances were established according to our belief that it is more likely than not that these net deferred income tax assets will not be realized.

Note 10—Commitments and Contingencies

CEO Resignation

On June 8, 2006, we announced the resignation of James R. Oyler as the Company’s Chief Executive Officer, President, and member of the Board of Directors, effective June 7, 2006. In connection with the resignation of Mr. Oyler, the Company and Mr. Oyler entered into a Separation and Release Agreement (the “Separation Agreement”), which provided, in part, that Mr. Oyler receive his base salary through July 7, 2006; lump sum severance in an amount equal to two times Mr. Oyler’s “Gross Income” (as defined and determined in accordance with Mr. Oyler’s employment agreement) on January 10, 2007; payment of the Company’s obligations to Mr. Oyler under its compensation plans; payment of Mr. Oyler’s medical, dental and vision premiums under COBRA until July 7, 2008; acceleration of the vesting of any stock options issued and not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

vested as of June 7, 2006; and miscellaneous other terms. The Company has made all required payments to Mr. Oyler as of the date of this filing.

Research and Development Arrangement

In December 2005, we entered into a research and development agreement with a third party to pay $60 a month for 24 months in return for design and development services to be provided by the third party, and $2 million in quarterly payments over a two year period in exchange for future exclusive rights to the application of the results of the research and development efforts to be provided by the third party. We also agreed to pay $400 in cash or freely tradable common stock upon the earlier of 2 years or a public announcement of a product utilizing the results of the research and development efforts. We had $1,810 remaining to pay as of December 31, 2006. Because the agreement relates to technology that is under development and has not reached technological feasibility, all payments made under the agreement are expensed as research and development as incurred. As of December 31, 2006, the Company had paid $2,030 of research and development costs under the agreement.

Other

In December 2005, the Company sold a building with a net book value of $3,820, for proceeds of $6,277, net of closing costs. We recognized a gain on the sale of $2,745 in 2005. As part of the sale, we entered into a 21 month lease agreement with the buyer obligating us to make certain monthly payments through September 2007 depending on the remaining space available for lease in the building sold. The Company is required to pay a monthly pro rata share of operating expenses not to exceed $319 over the twenty-one month lease term. As of December 31, 2006, we had a maximum remaining guarantee related to these obligations of $468 recorded as an accrued liability. The maximum rental guarantee may decrease as available space is leased, based on terms of the rental guarantee. To the extent the maximum rental guarantee is reduced, additional gain will be realized.

As of December 31, 2006, we had outstanding letters of credit and bank guarantees of $633. Letters of credit that expire in 2007 total $633.

Note 11—Legal Proceedings

In December 2005, we settled a lawsuit previously filed by the Company against an insurance company with respect to an insurance claim made by the Company for losses incurred due to the cancellation of a significant contract by a customer. Under the terms of the settlement, the Company received a payment of $8,000 and agreed to dismiss the lawsuit and to provide a release of claims against the insurance company. The insurance settlement proceeds of $8,000 were recorded as gain on insurance settlement and included with the loss from discontinued operations for the year ended December 31, 2005.

In the normal course of business, we may have various legal claims and other contingent matters. Although the final outcome of such matters cannot be predicted, we believe the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

Note 12—Stock Option and Stock Purchase Plans

Stock Option Plans

In 2004, shareholders approved the adoption of the 2004 Stock Incentive Plan of Evans & Sutherland Computer Corporation (“2004 Plan”), which expires in 2014. The 2004 Plan is a stock incentive plan that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The number of shares, terms, and exercise period of option grants are determined by the Board of Directors on an option-by-option basis. Options generally vest ratably over three years and expire ten years from the date of grant. As of December 31, 2006, options to purchase 487,022 shares of common stock were authorized and reserved for future grant.

Upon execution of the Asset Purchase Agreement (see Note 2 ), all options outstanding under the 2004 Plan on February 7, 2006 were subject to accelerated vesting and became fully vested by their terms.

A summary of activity follows (shares in thousands):

	2006		2005		2004
	Number of shares	Weighted- Average Exercise Price	Number of shares	Weighted- average exercise price	Number of shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,226	$10.38	2,183	$10.68	2,344	$11.33
Granted	315	6.59	257	7.30	288	4.79
Exercised	(57)	4.27	(3)	3.52	(2)	4.56
Cancelled	(567)	11.61	(211)	9.81	(447)	10.24
Outstanding at end of year	1,917	9.59	2,226	10.38	2,183	10.68
Exercisable at year end	1,609	10.17	1,775	11.43	1,758	12.00
Weighted average fair value of options granted during the year	$2.39		$2.79		$1.99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2006, options exercisable and options outstanding had a weighted average remaining contractual term of 4.0 and 4.8 years, respectively, and an aggregate intrinsic value of $6 and $6, respectively.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2006	2005	2004
Expected life (in years)	2.6	2.6	2.6
Risk free interest rate	4.8%	3.8%	1.8%
Expected volatility	65%	71%	69%
Dividend yield	—	—	—

Expected option lives and volatilities are based on historical data of the Company. Our risk free interest rate is calculated as the average US Treasury bill rate that corresponds with the option life. Historically, the Company has not declared dividends and there are no future plans to do so.

During the years ended December 31, 2006, 2005, and 2004, the total intrinsic value of options exercised was $72, $7, and $4 , respectively. As of December 31, 2006, there was approximately $394 of total unrecognized share-based compensation cost related grants under our plans that will be recognized over a weighted-average period of 1.2 years.

Stock Purchase Plan

The Company also had an employee stock purchase plan under which a maximum of 800,000 shares of common stock could be purchased by eligible employees. This plan allowed employees to have up to 10% of their gross pay withheld each pay period to purchase the Company’s common stock at 85% of the market value of the stock at the time of the sale. Under this plan, 2,253 shares in 2006, 17,702 shares in 2005, and 26,132 shares in 2004 were purchased. The employee stock purchase plan expired on February 20, 2006.

Note 13—Preferred Stock

Class A Preferred Stock

We have 5,000,000 authorized shares of Class A Preferred Stock. As of December 31, 2006 and 2005, there were no Class A Preferred shares of stock outstanding. Prior to 1998, we had reserved 300,000 shares of Class A Preferred Stock as Series A Junior Preferred Stock under a shareholder rights plan which expired in November 1998. In November 1998, the Board of Directors declared a dividend of one preferred stock purchase right (“Right”) for each outstanding share of common stock of E&S for shareholders of record on November 19, 1998, and for all future issuances of common stock. The Rights are not currently exercisable or transferable apart from the common stock and do not have voting rights or rights to receive dividends. Each Right entitles the registered holder to purchase from E&S one thousandth of a share of Preferred Stock at a price per share of $60.00, subject to adjustment. The Rights will be exercisable ten business days following a public announcement of a person or group of affiliated persons acquiring beneficial ownership of 15% or more of our outstanding common shares or following the announcement of a tender offer or exchange offer upon the consummation of which would result in the beneficial ownership by a person or group of affiliated persons of 15% or more of the outstanding E&S stock. The Rights may be redeemed by E&S at a price of $0.01 per Right before November 30, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Class B Preferred Stock

We have 5,000,000 authorized shares of Class B Preferred Stock. As of December 31, 2006 and 2005, no shares were outstanding.

Note 14—Net Income (Loss) per Common Share

Net income (loss) per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options are potentially common stock equivalents.

Basic income or loss per common share is based upon the average number of shares of common stock outstanding during the period. Diluted net income per common share in 2006 includes the effect of 21 dilutive shares from stock options deemed to be common stock equivalents under SFAS No. 123(R). The effect of 26 and 11 shares from stock options were excluded from the computation in 2005 and 2004, respectively, because the net loss in each year made the inclusion of such shares anti-dilutive. Other potentially dilutive securities from stock options are discussed in Note 12.

Note 15—Geographic Information

The table below presents sales by geographic location of our customers during the fiscal year. Sales within individual countries greater than 10% of consolidated sales are shown separately:

Region or Country	2006	2005	2004
United States	$7,064	$9,297	$3,256
Europe	3,719	1,466	3,041
Asia	2,624	3,375	3,178
North America (excluding U.S.)	1,291	146	4
Other	350	827	—
Total sales	$15,048	$15,111	$9,479

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Significant Customers

For the year ended December 31, 2006, no individual customer provided 10% or more of total revenue. For the year ended December 31, 2005, revenue from Customers A and B were 12% and 11% of total revenue, respectively. For the year ended December 31, 2004, revenue from Customers B and C were 13% and 11% of total revenue, respectively.

At December 31, 2006, accounts receivable from Customers A, B and G were 19%, 14% and 14%, of total accounts receivable, respectively. At December 31, 2005, accounts receivable from Customers A and D were 41% and 12% of total accounts receivable, respectively.

At December 31, 2006, Customers A and E had costs and estimated earnings in excess of billings that represented 21% and 14% of total costs and estimated earnings in excess of billings, respectively. At December 31, 2005, Customers A and F had costs and estimated earnings in excess of billings that represented 49% and 26% of total costs and estimated earnings in excess of billings, respectively.

Note 17—Restatement of Quarterly Financial Statements

During the fiscal 2006 year-end closing process, we reviewed our  classifications of the assets and liabilities of our discontinued Simulation Business that was sold to Rockwell Collins during the second quarter of 2006 and determined that certain items previously reported related to the reclassification of discontinued operations had been classified incorrectly between assets and liabilities from continuing operations and assets and liabilities of discontinued operations for the balance sheet at December 31, 2005, as previously filed on Form 10-Q as of June 30, 2006 and September 29, 2006. In addition, we found that the statement of operations for the nine months ended September 30, 2005 required a reclassification of selling and marketing expenses between continuing and discontinued operations. The amounts as filed and as restated are presented below:

Selected Balance Sheet Data (Unaudited)

December 31, 2005	As Previously Reported	Adjustment	As Restated
Assets
Accounts receivable, net	$1,216	$(46)	$1,170
Prepaid expenses and deposits	3,285	(1,877)	1,408
Current assets related to discontinued operations	25,995	1,924	27,919
Property, plant and equipment	6,631	6	6,637
Intangible assets	—	10	10
Other assets	959	(340)	619
Long-term assets related to discontinued operations	9,523	323	9,846
Liabilities
Accounts payable	3,095	(184)	2,911
Accrued liabilities	7,288	(3,685)	3,603
Current liabilities related to discontinued operations	13,798	3,869	17,667
Convertible subordinated notes	18,015	(18,015)	—
Long-term liabilities related to discontinued operations	2,011	18,015	20,025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Selected Statement of Operations Data (Unaudited)

For the nine months ended September 30, 2005	As Previously Reported	Adjustment	As Restated
Selling, general and administrative expense	$3,525	$801	$4,326
Operating loss	(3,054)	(801)	(3,855)
Net loss from continuing operations	(2,675)	(801)	(3,476)
Loss from discontinued operations	(6,035)	801	(5,234)
Basic and diluted:
Loss from continuing operations	$(0.25)	$(0.08)	$(0.33)
Loss from discontinued operations	$(0.57)	$0.08	$(0.49)

For the nine months ended September 30, 2006	As Previously Reported	Adjustment	As Restated
Gain on assets held for sale	389	(401)	(12)
Operating loss	(10,617)	(401)	(11,018)
Net loss from continuing operations	(6,566)	(401)	(6,967)
Net income from discontinued operations	32,869	401	33,270
Basic and diluted:
Loss from continuing operations	$(0.61)	$(0.04)	$(0.65)
Loss from discontinued operations	$3.06	$0.04	$3.10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Evans & Sutherland Computer Corporation

We have audited the accompanying consolidated balance sheet of Evans & Sutherland Computer Corporation (the Company) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements as of December 31, 2005 and for the two years then ended, before the adjustments described in Note 2 to the consolidated financial statements, were audited by other auditors whose report, dated March 31, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Evans & Sutherland Computer Corporation as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also audited the adjustments described in Note 2 that were applied to restate the 2005 and 2004 consolidated financial statements for the discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2005 and 2004 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2005 and 2004 consolidated financial statements taken as a whole.

/s/ Tanner LC

Salt Lake City, Utah
April 2, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Evans & Sutherland Computer Corporation:

We have audited, before the effects of adjustments to restate for discontinued operations described in Note 2, the accompanying consolidated balance sheet of Evans & Sutherland Computer Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years ended December 31, 2005 and 2004 (the 2005 and 2004 consolidated financial statements before the effects of the adjustments discussed in Note 2 are not presented herein). The 2005 and 2004 consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the 2005 and 2004 consolidated financial statements referred to above, before the effects of adjustments to restate for discontinued operations described in Note 2, present fairly, in all material respects, the financial position of Evans & Sutherland Computer Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to restate for discontinued operations described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Tanner LC.

/s/ KPMG LLP

Salt Lake City, Utah
March 31, 2006

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

ITEM 9B.       OTHER INFORMATION

Entry into a Material Definitive Agreement

On March 30, 2007, E&S executed a Guarantee of Spitz’ obligation under a mortgage loan agreement First Keystone Bank (“FKB”) dated January 14, 2004. Also on March 30, 2007 E&S, Spitz, and FKB amended the $3,000,000 Line of Credit Agreement (“Credit Agreement”) between Spitz and FKB, and the Mortgage Loan Agreement (“Mortgage Agreement”) between Spitz and FKB to replace the requirement that we provide annual audited financial statements of Spitz with a requirement to provide annual audited financial statements of E&S. The Modification to the Credit Agreement, Modification to the Mortgage Agreement, and Guarantee are filed as Exhibits 10.28, 10.29 and 10.30 to this Form 10-K and incorporated herein by reference

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by Item 401 of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2007 Annual Meeting of Shareholders and that information is incorporated herein by reference. Information required by Item 405 of Regulation S-K will be included under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for our 2007 Annual Meeting of Shareholders and that information is incorporated herein by reference. Certain information required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” The information required by Item 407(a) of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2007 Annual Meeting of Shareholders and that information is herein incorporated by reference.

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

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item will be included under the captions “Executive Compensation” and “Election of Directors” in the Proxy Statement for our 2007 Annual Meeting of Shareholders and that information is herein incorporated by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2007 Annual Meeting of Shareholders and that information is herein incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2006

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,917,695	$9.59	487,022
Equity compensation plans not approved by security holders	—	—	—
Total	1,917,695	$9.59	487,022

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in the Proxy Statement for our 2007 Annual Meeting of Shareholders and that information is herein incorporated by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be included under the caption “Report of the Audit Committee of the Board of Directors” in the Proxy Statement for our 2007 Annual Meeting of Shareholders and that information is herein incorporated by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          List of documents filed as part of this report

1.                Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this report on Form 10-K.

•        Consolidated Balance Sheets as of December 31, 2006 and 2005

•        Consolidated Statement of Operations for each of the years in the three-year period ended December 31, 2006

•        Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for each of the years in the three-year period ended December 31, 2006

•        Consolidated Statement of Cash Flows for each of the years in the three-year period ended December 31, 2006

•        Notes to Consolidated Financial Statements

2.                Financial Statement Schedules

There are no schedules filed because of the absence of conditions under which they are required or because the required information is presented in the consolidated financial statements or the notes thereto.

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

10.2

Evans & Sutherland Computer Corporation’s 1995 Long-Term Incentive Equity Plan, filed as Exhibit 10.11 to Evans & Sutherland Computer Corporation’s Annual Report on Form 10-K, SEC File No. 000-08771, for the fiscal year ended December 29, 1995, and incorporated herein by this reference.

10.3

Evans & Sutherland Computer Corporation 2004 Stock Incentive Plan, filed as Annex A to Evans & Sutherland’s Form 14A, SEC File No. 001-14667, filed on April 19, 2004 and incorporated herein by this reference.

10.4

Amended and restated Evans & Sutherland Computer Corporation’s Supplemental Executive Retirement Plan (SERP), dated May 16, 2002, filed as Exhibit 10.38 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.5

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

10.7

Amendment to employment agreement between Evans & Sutherland Computer Corporation and James R. Oyler, dated September 22, 2000, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended September 29, 2000, and incorporated herein by this reference.

10.8

Employment agreement between Evans & Sutherland Computer Corporation and Kirk Johnson, dated August 26, 2002, filed as Exhibit 10.14 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.9

Employment Agreement, dated February 8, 2006, by and between Evans & Sutherland Computer Corporation and Jonathan Shaw, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.10

Employment Agreement dated February 8, 2006, by and between Evans & Sutherland Computer Corporation and Paul Dailey, filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.11

Separation and Release Agreement, dated June 8, 2006, by and between Evans & Sutherland Computer Corporation and James R. Oyler, filed as Exhibit 10.3 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.12

Agreement and Release of ADEA Claims, dated June 8, 2006, by and between Evans & Sutherland Computer Corporation and James R. Oyler, filed as Exhibit 10.4 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.13	Employment Agreement, dated August 26, 2002, by and between Evans & Sutherland Computer Corporation and David H. Bateman, filed herein.
Other material contracts
10.14

Confidential Settlement Agreement and Mutual Release, dated December 28, 2005, by and between Evans & Sutherland Computer Corporation and Federal Insurance Company, filed as Exhibit 10.21 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

10.15

Asset Purchase Agreement, dated February 7, 2006, by and between Evans & Sutherland Computer Corporation and Rockwell Collins, Inc. filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed February 9, 2006, and incorporated herein by this reference.

10.16

Stock Purchase Agreement, dated February 7, 2006, by and among Evans & Sutherland Computer Corporation, Spitz, Inc., and Transnational Industries, Inc. filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation’s Form 8-K filed February 9, 2006, and incorporated herein by this reference.

10.17

Line of Credit Agreement, dated April 28, 2006, between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.4 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.18

Line of Credit Note, dated April 28, 2006, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed here with filed as Exhibit 10.6 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.19

Guaranty, dated April 28, 2006, by Evans and Sutherland Computer Corporation, filed as Exhibit 10.7 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.20

Pledge Agreement, dated April 28, 2006, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.8 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.21

Security Agreement, dated April 28, 2006, by and between Spitz, Inc., filed here with filed as Exhibit 10.9 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.22

Open-end Mortgage and Security Agreement, dated April 28, 2006, by and between Spitz, Inc., filed as Exhibit 10.10 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.23

First Modification Agreement to Line of Credit Agreements, dated July 28, 2006, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.11 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.24	Credit Agreement between Evans & Sutherland Computer Corporation and Wells Fargo Bank, National Association effective December 1, 2006, filed herein.
10.25	Mortgage Note dated January 14, 2004, of Transnational Industries, Inc. and Spitz, Inc. to First Keystone Bank filed herein.
10.26	Open-End Mortgage and Security Agreement dated January 14, 2004, between Spitz, Inc. and First Keystone Bank filed herein.
10.27	Loan Agreement dated as January 14, 2004, between First Keystone Bank, Transnational Industries, Inc. and Spitz, Inc filed herein.

10.28	First Modification Agreement to Mortgage Loan Agreements, dated March 30 2007, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed herein.
10.29	Second Modification Agreement to Line of Credit Agreements, dated March 30 2007, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed herein.
10.30	Guaranty, dated March 30, 2007 by Evans and Sutherland Computer Corporation, filed herein.
Letter re change in certifying accountant
16.1

Letter from KPMG, LLP to the United States Securities and Exchange Commission dated October 12, 2006, filed as Exhibit 16.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed October 12, 2006, and incorporated herein by this reference herein.

Subsidiaries of the registrant
21.1	Subsidiaries of Registrant, filed herein.
Consent of experts and counsel
23.1	Consent of Current Independent Registered Public Accounting Firm, filed herein.
23.2	Consent of Prior Independent Registered Public Accounting Firm, filed herein
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herein.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herein.
Section 1350 Certifications
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

TRADEMARKS USED IN THIS FORM 10-K

E&S, ESLP, and Digistar are trademarks or registered trademarks of Evans & Sutherland Computer Corporation. All other product, service, or trade names or marks are the properties of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION
By	/s/ DAVID H. BATEMAN
David H. Bateman
Chief Executive Officer and Director

March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID H. BATEMAN	Chief Executive Officer and Director	March 30, 2007
David H. Bateman	(Principal Executive Officer)
/s/ PAUL L. DAILEY	Chief Financial Officer (Principal Financial Officer and	March 30, 2007
Paul L. Dailey	Principal Accounting Officer)
/s/ DAVID J. COGHLAN	Chairman of the Board	March 30, 2007
David J. Coghlan
/s/ WILLIAM SCHNEIDER, JR.	Director	March 30, 2007
William Schneider, Jr.
/s/ JAMES P. MCCARTHY	Director	March 30, 2007
James P. McCarthy