Form 10-Q
period 2007-03-30
EVANS & SUTHERLAND COMPUTER CORP
filed 2007-05-14
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended March 30, 2007
or

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

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on May 4, 2007 was 11,089,166.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended March 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (In thousands, except share amounts)

	March 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$10,703	$15,549
Restricted cash	916	633
Accounts receivable, less allowances for doubtful receivables of $360 and $328, respectively	7,966	5,698
Costs and estimated earnings in excess of billings on uncompleted contracts	979	1,366
Inventories	8,055	6,713
Prepaid expenses and deposits	1,580	1,644
Total current assets	30,199	31,603
Property, plant and equipment, net	12,622	12,689
Prepaid pension and retirement	9,518	9,449
Goodwill	635	635
Intangible assets, net	887	950
Other assets	78	55
Total assets	$53,939	$55,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,821	$2,104
Accrued liabilities	4,672	6,260
Billings in excess of costs and estimated earnings on uncompleted contracts	3,387	1,976
Customer deposits	5,946	4,234
Current portion of long-term debt	887	793
Total current liabilities	16,713	15,367
Deferred rent obligation	1,741	1,727
Long term debt	2,821	2,845
Pension and retirement obligations	12,999	13,060
Total liabilities	34,274	32,999

Stockholders’ equity:
Preferred stock, no par value; authorized 10,000,000 shares; no issued and no outstanding shares	—	—
Common stock, $0.20 par value; 30,000,000 shares authorized; 11,441,666 shares issued	2,288	2,288
Additional paid-in-capital	53,860	53,759
Common stock in treasury, at cost; 352,500 shares	(4,709)	(4,709)
Accumulated deficit	(24,794)	(21,875)
Accumulated other comprehensive loss	(6,980)	(7,081)
Total stockholders’ equity	19,665	22,382
Total liabilities and stockholders’ equity	$53,939	$55,381

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 30,	March 31,
	2007	2006

Sales	$4,357	$3,767
Cost of sales	2,999	2,424
Gross profit	1,358	1,343
Expenses:
Selling, general and administrative	2,069	575
Research and development	2,325	1,935
Operating expenses	4,394	2,510
Operating loss	(3,036)	(1,167)
Other income (expense), net	89	(401)
Loss from continuing operations before income taxes	(2,947)	(1,568)
Income tax benefit	15	574
Net loss from continuing operations	(2,932)	(994)
Income (loss) from discontinued operations, net of tax	13	(2,612)
Loss on sale of discontinued operations, net of tax	—	(2,262)
Net income (loss) from discontinued operations	13	(4,874)
Net loss	$(2,919)	$(5,868)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.26)	$(0.10)
Net income (loss) from discontinued operations	$0.00	$(0.46)
Net loss	$(0.26)	$(0.56)
Weighted average common shares outstanding – basic and diluted:	11,089	10,536

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 30,	March 31,
	2007	2006
Cash flows from operating activities:
Net loss from continuing operations	$(2,932)	$(994)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	422	208
Stock-based compensation	102	507
Loss on disposal of property, plant and equipment	(4)	360
Provision for losses on accounts receivable	32	—
Provision for excess and obsolete inventory	34	—
Other	(15)	21
Change in assets and liabilities, net of acquisition:
Increase in restricted cash	(303)	(944)
Increase in accounts receivable	(2,300)	(1,414)
Increase in inventories	(1,376)	(1,025)
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts, net	1,798	(1,283)
Decrease (increase) in prepaid expenses and deposits	64	(522)
Decrease in prepaid pension and retirement expense	47	—
Increase (decrease) in accounts payable	(283)	39
Increase (decrease) in accrued liabilities	(1,577)	443
Decrease in accrued pension and retirement liabilities	(61)	(80)
Increase in customer deposits	1,712	478
Net cash used in continuing operating activities	(4,640)	(4,206)
Net cash provided by discontinued operating activities	13	970
Net cash used in operating activities	(4,627)	(3,236)
Cash flows from investing activities:
Purchases of property, plant and equipment	(294)	(267)
Proceeds from sale of property, plant and equipment	5	—
Net cash used by continuing investing activities	(289)	(267)
Net cash provided by discontinued investing activities	—	1,045
Net cash provided by (used in) investing activities	(289)	778
Cash flows from financing activities:
Net borrowings on line of credit agreements	100	—
Principal payments on long-term debt and capital leases	(30)	—
Proceeds from issuances of common stock	—	24
Net cash provided by continuing financing activities	70	24
Net cash provided by (used in) discontinued financing activities	—	—
Net cash provided by financing activities	70	24

Net change in cash	(4,846)	(2,434)
Cash at beginning of period	15,549	14,606
Cash at end of period	$10,703	$12,172

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$69	$38
Cash paid for income taxes	$205	$17

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

All currency amounts in thousands unless otherwise indicated.

1.              GENERAL

Basis of Presentation

The accompanying condensed consolidated financial statements of Evans & Sutherland Computer Corporation (the “Company”, “E&S”, “we”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with United States generally accepted accounting principles.  This report on Form 10-Q for the three months ended March 30, 2007, should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2006.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows.  The results of operations for the three month period ended March 30, 2007, are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Stock-Based Compensation

We account for stock-based awards under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the amount of share-based awards that are expected to be forfeited. Actual results, and future changes in estimates, may differ from our current estimates.

Inventories

Inventories net of reserves consisted of the following:

	March 30, 2007	December 31, 2006

Raw materials	$4,220	$3,990
Work-in-process	3,803	2,723
Finished goods	32	—
	$8,055	$6,713

Other Comprehensive Loss

The components of accumulated other comprehensive loss for the periods presented were as follows:

	Three Months Ended
	March 30,	March 31,
	2007	2006
Net loss	$(2,919)	$(5,868)
Other comprehensive income:
Unrealized gain on marketable securities	101	—
Other Comprehensive loss	$(2,818)	$(5,868)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,’’ (‘‘SFAS 159’’). SFAS 159 allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company does not expect that the adoption of SFAS 159 will have a significant impact on its consolidated financial statements.

2.              DISCONTINUED OPERATIONS

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

The aggregate consideration contemplated in the Transaction was $71,500 in cash, consisting of the $66,500 purchase price under the Asset Purchase Agreement (the “Asset Purchase Price”) for the assets primarily related to the Simulation Business and $5,000 under the Laser Agreement.  On May 26, 2006, the closing of the sale of the Simulation Business, Rockwell Collins paid the Company $59,500 under the terms of the Asset Purchase Agreement, and deposited $10,000 (consisting of the remaining $7,000 of the Asset Purchase Price and $3,000 under the Laser Agreement) in escrow pursuant to an escrow agreement (the “Escrow Agreement”), dated as of May 26, 2006, by and between the Company, Rockwell Collins and U.S. Bank National Association, as escrow agent.  The Laser Agreement requires Rockwell Collins to pay the remaining $2,000 of consideration in the Transaction directly to the Company upon the completion of certain performance milestones by the Company.  Under the terms of the Escrow Agreement, the deposited amount was placed in escrow to secure (i) any post-closing reduction in the Asset Purchase Price under the Asset Purchase Agreement, (ii) the Company’s indemnification obligations under the Asset Purchase Agreement and (iii) the Company’s obligations (not to exceed $3,000 of the escrowed funds) to meet specified milestones under the Laser Agreement.  The escrowed funds are to be released in installments as set forth in the Escrow Agreement, subject to the passage of time and the Company fulfilling requirements of the Escrow Agreement. In connection with the sale of our Simulation Business, we agreed to indemnify Rockwell Collins for any losses from breaches of the representations, warranties or covenants we made in the Asset Purchase Agreement that occur within certain periods after the closing.

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

As of March 30, 2007, the Company has recorded proceeds of $59,700 from the Transaction, representing the funds it received.  We will record additional gain on the Transaction when and to the extent that the remaining amounts to be paid by Rockwell Collins and the remaining amounts held in escrow are released to the Company.

The sale of assets by the Company pursuant to the Asset Purchase Agreement was a taxable transaction for income tax purposes.  Accordingly, we recognized a gain with respect to the sale of assets pursuant to the Asset Purchase Agreement in an amount equal to the difference between the consideration received for each asset over the adjusted tax basis in the asset sold.  As all tax information is not yet available we have made estimates for certain items in computing the tax gain until final information becomes available.  Although the asset sale resulted in taxable gain to the Company in 2006, a substantial portion of the taxable gain was offset by losses from operations, and available net operating loss and tax credit carryforwards.  The gain on the sale of the Simulation Business recorded to date is as follows:

Cash consideration under Asset Purchase Agreement		$66,500
Adjustment to Asset Purchase Price due to Closing Net Asset computation	(4,800)
Amount in escrow under Asset Purchase Agreement	(2,000)
Transaction costs	(607)
Net proceeds		59,093
Book value of assets acquired by Rockwell Collins		(33,115)
Book value of liabilities assumed by Rockwell Collins		18,722
Gain before income taxes		44,700
Income taxes		(9,057)
Total net gain recorded from January 1, 2006 through March 30, 2007		$35,643

The net gain on the sale of the Simulation Business was recorded in the following periods:

Net loss on the sale reported in period ended March 31, 2006	$(2,262)
Net gain on the sale reported April 1, 2006 thorough December 31, 2006	37,905
Total net gain reported through March 30, 2007	$35,643

The net loss on the sale of $2,262 that was reported in the period ended March 31, 2006, prior to the settlement date of the Transaction, represented intraperiod allocation of the income taxes on the total gain recorded.   For the three months ended March 31, 2006, the intraperiod allocation of income taxes also resulted in the classification of $574 of income tax benefit from continuing operations and $1,800 of income tax benefit classified as loss from discontinued operations.

The consolidated statement of operations for the three months ended March 31, 2006 has been restated to record the necessary adjustments required to reflect the operations of the Simulation Business as discontinued operations.

Summarized results of operations for the Simulation Business included as income (loss) from discontinued operations, net of tax, in the accompanying condensed consolidated statements of operations were as follows:

	Three Months Ended
	March 30,	March 31,
	2007	2006

Sales	$—	$12,025
Cost of sales	—	8,256
Gross profit	—	3,769
Operating expenses	(13)	7,872
Operating income (loss)	13	(4,103)
Other expense, net	—	(309)
Income (loss) before income taxes	13	(4,412)
Income tax benefit	—	1,800
Net income (loss) from discontinued operations	$13	$(2,612)

3.              NET LOSS PER COMMON SHARE

Net loss per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period.  Stock options are considered to be common stock equivalents.

Basic income or loss per common share is based upon the weighted average number of shares of common stock outstanding during the period.  The effect of 49 shares from stock options was excluded from the computation for the quarter ended March 31, 2006 because the net loss made the inclusion of such shares anti-dilutive. Other potentially dilutive securities from stock options are discussed in Note 4.

4.              STOCK OPTION PLAN

As of March 30, 2007, options to purchase 325,522 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.

A summary of activity in the stock option plan for the three months ended March 31, 2007 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of shares	Price
Outstanding at beginning of period	1,917	$9.59
Granted	162	3.61
Exercised	—	—
Cancelled	(16)	13.50
Outstanding at end of period	2,063	9.09

Exercisable at end of period	1,661	9.99

As of March 30, 2007, options exercisable and options outstanding had a weighted average remaining contractual term of 3.9 and 5.0 years, respectively, and had no aggregate intrinsic value.

The Black-Scholes option pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first quarter of 2007 and 2006, were based on estimates at the date of grant as follows:

	2007	2006
Estimated Values	$1.26	$2.38
Expected life (in years)	2.6	2.6
Risk free interest rate	4.4%	4.8%
Expected volatility	62%	65%
Dividend yield	—	—

Expected option lives and volatilities are based on historical data of the Company.  Our risk free interest rate is calculated as the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no future plans to do so.

No options were exercised during the three months ended March 30, 2007. As of March 30, 2007, there was approximately $488 of total unrecognized share-based compensation cost related grants under our plans that will be recognized over a weighted-average period of 1.5 years.

Share-based compensation expense included in the statement of operations for the three months ended March 30, 2007 and March 31, 2006 was approximately $102 and $507, respectively.  For the three months ended March 31, 2006, $474 of share based compensation was attributable to the accelerated vesting of options on February 7, 2006 as a result of the Sale of the Simulation Business.

5.              GEOGRAPHIC INFORMATION

The following table presents sales by geographic location of our customers.  Sales within areas amounting to greater than 10% of consolidated sales are shown separately:

	Three Months Ended
	March 30, 2007	March 31, 2006

United States	$2,274	$919
Europe	391	2,140
Asia	1,260	707
North America (excluding U.S.)	304	—
Other	128	1
Total sales	$4,357	$3,767

6.              EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Pension Plan		Supplemental Executive Retirement Plan
For the three months ended:	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006

Service cost	$—	$—	$—	$40
Interest cost	583	600	87	124
Expected return on assets	(711)	(587)	—	—
Amortization of actuarial loss	59	84	6	7
Amortization of prior year service cost	—	—	(12)	(15)
Settlement charge	—	363	—	—
Net periodic benefit (credit) expense	$(69)	$460	$81	$156

Employer Contributions

Using proceeds from the sale of the Simulation Business (see Note 2), the Company contributed $11,348 to pension assets during September 2006 in order to meet a funding obligation for plan years 2005 and 2006.  Also using proceeds from the sale, the Company contributed $5,550 to the SERP to meet its change of control provision. The Company invested these funds in debt and equity securities that have been accounted for as available-for-sale securities.  At March 30, 2007, the investment was reported at its fair market value of $5,832 and was classified as prepaid pension and retirement. There was $373 of unrealized gain recorded in accumulated other comprehensive income as of March 30, 2007.

During the quarter ended March 30, 2007, we made contributions to the SERP of $141.  We plan to contribute $419 to the SERP during the remainder of 2007, which is the amount of expected benefit payments for the year. Future contributions to the SERP are expected to be made by liquidating the prepaid pension and retirement investments.  We made no contributions to the pension plan during the first quarter of 2007. We do not plan on making any contributions to the pension plan during the remainder of 2007.

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  These forward-looking statements include, but are not limited to:

•                  Our belief that we will continue to make progress in the development for our laser projectors and we will be able to meet customer contract acceptance criteria so that revenue will be recognized later in 2007.

•                  Our belief that our range of visual systems and services at various price and performance levels, our research and development investments and capabilities, and our ability to design and manufacture value-added visual systems will enable us to compete effectively.

•                  Our belief that the Evans & Sutherland Laser Projector (“ESLP”) also has application to other markets in the future where ultra-high resolution, high efficiency, excellent image quality, and low life-cycle cost are important considerations, which will ultimately result in future revenues.

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

•                  Our belief that any inherent risk that may exist in our foreign transactions is not material.

•                  Our belief that we will continue to see improvements in our 2007 orders.

•                  Our belief that the sale of the Simulation Business and the Spitz transactions will materially affect our future financial performance and position as we have sold a significant percentage of operational assets related to the Simulation Business and acquired additional operational assets related to the Digital Theater Group.

•                  Our belief that the net cash deposits and credit facilities along with cash from operations will fund our requirements in 2007.

•                  Our belief that cash from operations and cash deposits will fund our planned needs in the short term as we invest in research and development related to our laser projector products, and our belief that for the long term, our cash from operations will fund our planned needs.

•                  Our belief that existing cash, restricted cash, letter of credit availability under our current arrangement, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations.

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  Our actual results could differ materially from these forward-looking statements.  Recent trends are not necessarily reliable indicators of future stock prices or financial performance and there can be no assurance that the events contemplated by the forward-looking statements contained in this quarterly report will, in fact, occur.  For further information, refer to the business description and additional risk factors sections included in our Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

EXECUTIVE SUMMARY

In the first quarter of 2007, we continued to make significant progress on the critical issues facing our business since the sale of the Simulation Business and acquisition of Spitz. We achieved improved results in the development of our laser projector and the delivery of these projectors to our digital theater customers. There are signs that indicate the product is gaining acceptance by existing and future customers.  However, introduction of a final production model is not complete and some final acceptance tests have not been completely satisfied in accordance with certain customer contracts.  As a result, we were unable to recognize revenue on certain laser projectors and related system components in the first quarter of 2007.  We expect improvements to continue and contract acceptance criteria to be met so that revenue will be recognized later in 2007, although there is no assurance that we will achieve such goals. We also continued to make progress integrating Spitz and harmonizing Spitz products with digital theater products.

Although revenue was low in the first quarter of 2007, the volume of new orders for all of our products was very strong, which resulted in a much improved sales backlog as of March 30, 2007. The improved sales backlog combined with a strong outlook for additional customer orders are expected to result in higher revenue for the remaining months of 2007, aided by the achievement of final contract acceptance on existing customer orders.

Efforts that began in late 2006 to identify new opportunities for our laser projector technology continue in 2007, including development of prototype products for these opportunities. Successful completion of existing customer contracts and development efforts for new products are key factors in pursuing and capturing these opportunities. We expect improved progress on the realization of new opportunities throughout 2007 and into 2008.

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

Outstanding items remaining from the sale of the Simulation Business consist of the release of $2,000 under the Asset Purchase Agreement held in escrow and the achievement of certain milestones under the Laser Agreement. The $2,000 held in escrow for the Asset Purchase Price is scheduled to be released on July 1, 2007.  The achievement of milestones under the Laser Agreement, if met, will release up to an additional $3,000 held in escrow and require an additional payment of $2,000 by Rockwell Collins. We are working on meeting the milestones under the Laser agreement in 2007; however, there is no assurance that we will be successful in completing the milestones and collecting the proceeds in escrow and the additional payment from Rockwell Collins.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are considered by management to be critical to an understanding of our financial statements.  Their application places significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  A summary of critical accounting policies can be found in our Form 10-K for the year ended December 31, 2006.  For all of these policies, management cautions that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment.

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

Consolidated Sales

The following table summarizes our consolidated sales:

	For the Three Months Ended
	March 30, 2007	March 31, 2006
Sales	$4,357	$3,767

In the first quarter of 2007 our revenue increased 16% compared to the first quarter of 2006 primarily as a result of revenue contributed by Spitz amounting to $2,368 in 2007. The increase related to Spitz was mostly offset by lower revenue from digital theater due primarily to supply delays relating to certain components of our ESLP and our need to refine other components.  We expect to resolve these issues and increase deliveries of ESLP later in 2007.

Gross Margin

The following table summarizes our gross margin and the percentage to total sales:

	For the Three Months Ended
	March 30, 2007	March 31, 2006
Gross margin	$1,358	$1,343
Gross margin percentage	31.2%	35.7%

Our gross margin decreased to 31.2% in the first quarter of 2007 from 35.7% in the first quarter of 2006. The decrease was driven by additional costs to complete ongoing ESLP projects that are accounted for under the percentage of completion method, an increase in under-absorbed overhead from lower manufacturing volume, and lower margins on the sales contributed by Spitz in 2007.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended
	March 30, 2007	March 31, 2006
Sales, general and administrative	$2,069	$575
Research and development	2,325	1,935
Operating expenses	$4,394	$2,510

Operating expenses increased $1,884 in the first quarter of 2007 compared to the first quarter of 2006.  Included in the increase in Sales, general and administrative expense was $427 of costs incurred by Spitz, consulting fees of $200 related to strategic planning and various other costs such as insurance, legal and consulting fees related to the reorganization and integration of our business units under the new business structure.  Also contributing to the difference was the allocation of some ongoing costs that were previously absorbed by the business units included in discontinued operations in the first quarter of 2006.  Research and development increased $390 in the first quarter of 2007 compared to the first quarter of 2006 due to $222 of costs incurred by Spitz in 2007 and other activities related to the development efforts on the laser products.

Other Income and Expense

The following table summarizes our other income and expense:

	For the Three Months Ended
	March 30, 2007	March 31, 2006
Other income (expense), net	$89	$(401)

We reported other income of $89 for the first quarter of 2007 compared to other expense of $401 in the first quarter of 2006.  This change was primarily due to an increase in interest income net of expense of $146 and a decrease in the loss on disposal of fixed assets of $346. The increase in interest income in 2007 is attributable to the investment of cash proceeds from the sale of the Simulation Business. The decrease in the loss on disposal of fixed assets was due to the retirement of leasehold improvements in 2006.

Income Taxes

For the three months ended March 31, 2006 (which was prior to the settlement date of the transaction), there was net loss on the sale of discontinued operations of $2,262.  This represented intraperiod allocation of the income taxes on the gain on sale of assets to Rockwell Collins that was recorded later in 2006.  For the three months ended March 31, 2006, the intraperiod allocation of income taxes also resulted in the classification of $574 of income tax benefit from continuing operations and $1,800 of income tax benefit classified as loss from discontinued operations.  The following table summarizes the classification of income tax benefit (expense):

	For the Three Months Ended
	March 30, 2007	March 31, 2006
Income tax benefit from continuing operations	$15	$574
Income tax benefit included with net loss from discontinued operations	—	1,800
Income tax expense included with loss on sale of discontinued operations	—	(2,262)
Net income tax benefit	$15	$112

For the three months ended March 30, 2007, the income tax benefit from continuing operations of $15 represented foreign income taxes refunded.  For the three months ended March 31, 2006, the net income tax benefit of $112 was primarily due to the favorable resolution of certain income tax contingencies.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

In the first three months of 2007, cash used in our continuing operating activities was $4,640, primarily attributable to our net loss and the payment of severance obligations to our prior chief executive officer. Other significant fluctuations in working capital included increases in accounts receivable and inventories, the effect of which was offset in part by increases in progress payments and deposits on customer contracts. The fluctuations in accounts receivable, inventories, and customer contract payments were within the normal range expected from business activities.

In the first three months of 2007, cash used in our investing activities of $289 was primarily due to purchases of property, plant, and equipment.

In the first three months of 2007, cash provided by our financing activities of $70 was due to borrowings of $100 on the Spitz revolving credit note and principal payments of $30 against Spitz mortgage note payable and capital lease obligations.

Credit Facilities

The Company is a party to a Line of Credit Agreement (the “Credit Agreement”) and a Line of Credit Note (the “Note”) with a commercial bank used to fund Spitz’ working capital requirements.  E&S executed the agreements with Spitz as a co-borrower and guarantor of both agreements. The Credit Agreement permits borrowings up to $1,100, subject to a formula based on accounts receivable and inventory balances. Under the Note, the outstanding balance bears interest at one-half percent (0.5%) above the Wall Street Prime rate. The Note matures June 30, 2007 and is expected to be renewed with comparable terms.  As of March 30, 2007 the Company was in compliance with the tangible net worth covenant and other covenants of the line of credit.   As of March 30, 2007, the outstanding balance of the line of credit was $800 compared to $700 as of December 31, 2006.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of March 30, 2007, we had outstanding letters of credit and bank guarantees of $916.

Mortgage Note

As of March 30, 2007 there was a $2,908 obligation under a mortgage note (the “Mortgage Note”) payable by Spitz and guaranteed by E&S. The Mortgage Note requires repayment in monthly installments of principal and interest over twenty years. The monthly installment at March 30, 2007 is $26 and includes interest at 7.81% per annum. On January 14, 2010 and each third year thereafter, the interest rate will be adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”). The 3YCMT as of March 30, 2007 was 4.54%. The monthly installment will be recalculated on the first month following a change in the interest rate. The recalculated monthly installment will be equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original twenty-year term. The Mortgage Note is secured by real property acquired with the proceeds of the note pursuant to a mortgage and security agreement.

Rental Guarantees

In December 2005, we sold a building with a net book value of $3,820 for $6,277, net of closing costs. As part of the sale, we entered into a 21-month lease agreement with the buyer obligating us to make certain monthly payments through September 2007 based on space available for lease in the building sold. As of March 30, 2007, we had a maximum remaining liability of $286 recorded as an accrued liability. The maximum liability may decrease as available space is leased, based on terms of the rental guarantee.

Other

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of March 30, 2007, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during 2007 or 2006.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

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

We believe our existing cash, restricted cash, letter of credit availability under our current arrangement, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations through December 31, 2007.  At March 30, 2007, our total indebtedness was $3,707, consisting of $2,908 due on the Mortgage Note and $800 due under the Credit Agreement.  Our cash and restricted cash, subject to various restrictions, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.  However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.  Accordingly, there can be no assurance that our sources of funds will be sufficient to meet our liquidity needs or that we will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Backlog

On March 30, 2007, our backlog was $28,354 compared with $20,408 at December 31, 2006.

TRADEMARKS USED IN THIS FORM 10-Q

ESLP is a registered trademark of Evans & Sutherland Computer Corporation.  All other products, services, or trade names or marks are the properties of their respective owners.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates.  Foreign sales accounted for approximately 48% of our total sales in the three months ended March 30, 2007. Our foreign sales are concentrated in the United Kingdom, Europe, Asia and North America (excluding the United States).  In general, we enter into sale agreements with our international customers denominated in U.S. dollars.  Foreign currency purchase and sale contracts may be entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  We do not enter into foreign currency contracts for trading purposes and we do not use leveraged contracts.  As of March 30, 2007, we had sales contracts in Euros with approximately €155 remaining to collect.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Controls over Financial Reporting

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

Item 1A.   RISK FACTORS

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

EVANS & SUTHERLAND COMPUTER CORPORATION

Date	May 14, 2007	By:	/s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)