Form 10-Q
period 2007-06-29
EVANS & SUTHERLAND COMPUTER CORP
filed 2007-08-02
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended June 29, 2007

or

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

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on July 31, 2007 was 11,089,199.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended June 29, 2007

PART I — FINANCIAL INFORMATION

Item 1.                          FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	June 29,	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$8,855	$15,549
Restricted cash	1,222	633
Accounts receivable, less allowances for doubtful receivables of $325 and $328, respectively	6,753	5,698
Costs and estimated earnings in excess of billings on uncompleted contracts	1,588	1,366
Inventories	8,023	6,713
Prepaid expenses and deposits	1,432	1,644
Total current assets	27,873	31,603
Property, plant and equipment, net	12,424	12,689
Prepaid pension and retirement	9,659	9,449
Goodwill	635	635
Intangible assets, net	842	950
Other assets	31	55
Total assets	$51,464	$55,381
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,801	$2,104
Accrued liabilities	4,201	6,260
Billings in excess of costs and estimated earnings on uncompleted contracts	3,789	1,976
Customer deposits	4,849	4,234
Current portion of long-term debt	88	793
Total current liabilities	14,728	15,367
Deferred rent obligation	1,756	1,727
Long term debt	2,798	2,845
Pension and retirement obligations	12,926	13,060
Total liabilities	32,208	32,999

Stockholders’ equity:
Preferred stock, no par value; authorized 10,000,000 shares; no issued and no outstanding shares	—	—
Common stock, $0.20 par value; 30,000,000 shares authorized; 11,441,666 shares issued	2,288	2,288
Additional paid-in-capital	53,945	53,759
Common stock in treasury, at cost; 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(25,467)	(21,875)
Accumulated other comprehensive loss	(6,801)	(7,081)
Total stockholders’ equity	19,256	22,382
Total liabilities and stockholders’ equity	$51,464	$55,381

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006

Sales	$6,547	$2,546	$10,904	$6,313
Cost of sales	4,606	2,109	7,605	4,533
Gross profit	1,941	437	3,299	1,780
Expenses:
Selling, general and administrative	2,332	3,886	4,401	4,462
Research and development	2,478	2,604	4,803	4,539
Operating expenses	4,810	6,490	9,204	9,001
Operating loss	(2,869)	(6,053)	(5,905)	(7,221)
Other income (expense), net	181	58	270	(343)
Loss from continuing operations before income taxes	(2,688)	(5,995)	(5,635)	(7,564)
Income tax benefit	363	2,200	775	2,774
Net loss from continuing operations	(2,325)	(3,795)	(4,860)	(4,790)
Income (loss) from discontinued operations, net of tax	15	(1,795)	28	(4,407)
Gain on sale of discontinued operations, net of tax	1,637	40,726	1,240	38,464
Net income from discontinued operations	1,652	38,931	1,268	34,057
Net income (loss)	$(673)	$35,136	$(3,592)	$29,267

Net income (loss) per common share — basic and diluted:
Loss from continuing operations	$(0.21)	$(0.35)	$(0.44)	$(0.45)
Net income from discontinued operations	$0.15	$3.60	$0.11	$3.19
Net income (loss)	$(0.06)	$3.24	$(0.32)	$2.74

Weighted average common shares outstanding — basic and diluted:	11,089	10,829	11,089	10,683

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 29,	June 30,
	2007	2006
Cash flows from operating activities:
Net loss from continuing operations	$(4,860)	$(4,790)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	842	621
Stock-based compensation	186	823
Gain on sale of investment securities	(34)	—
(Gain) loss on disposal of property, plant and equipment	(9)	394
Provision for excess and obsolete inventory	78	9
Provision for warranty expense	26	43
Amortization of capitalized debt costs	—	122
Change in assets and liabilities, net of acquisition:
Decrease (increase) in restricted cash	(609)	880
Decrease (increase) in accounts receivable	(1,053)	(113)
Increase in inventories	(1,480)	(2,236)
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts, net	1,591	(1,275)
Decrease (increase) in prepaid expenses and deposits	255	(123)
Increase in prepaid pension and retirement expense	104	—
Decrease in accounts payable	(303)	(801)
Increase (decrease) in accrued liabilities	(1,966)	447
Increase (decrease) in accrued pension and retirement liabilities	(134)	935
Increase in customer deposits	615	552
Net cash used in continuing operations	(6,751)	(4,512)
Net cash provided by discontinued operations	1,268	35,594
Net cash provided by (used in) operations	(5,483)	31,082
Cash flows from investing activities:
Purchases of property, plant and equipment	(468)	(743)
Proceeds from sale of property, plant and equipment	9	47
Cash acquired in Spitz Acquisition	—	149
Decrease in other assets	—	871
Net cash provided by (used in) continuing investing activities	(459)	324
Net cash provided by discontinued investing activities	—	18,018
Net cash provided by (used in) investing activities	(459)	18,342
Cash flows from financing activities:
Net repayments on line of credit agreements	(700)	(625)
Principal payments on long-term debt	(52)	(24)
Repayment of debentures	—	(18,015)
Proceeds from issuances of common stock	—	192
Net cash used in continuing financing activities	(752)	(18,472)
Net cash provided by (used in) discontinued financing activities	—	—
Net cash used in financing activities	(752)	(18,472)

Net change in cash	(6,694)	30,952
Cash at beginning of period	15,549	14,606
Cash at end of period	$8,855	$45,558

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$138	$676
Cash paid for income taxes	179	25

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

All currency amounts in thousands unless otherwise indicated.

1.              GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation (the “Company”, “E&S”, “we”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with United States generally accepted accounting principles.  This report on Form 10-Q for the three and six months ended June 29, 2007, should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2006.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows.  The results of operations for the quarterly period ended June 29, 2007, are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

Inventories

Inventories net of reserves consisted of the following:

	June 29, 2007	December 31, 2006

Raw materials	$4,173	$3,990
Work-in-process	3,821	2,723
Finished goods	29	—
	$8,023	$6,713

Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006

Net income (loss)	$(673)	$35,136	$(3,592)	$29,267
Other comprehensive income (loss):
Reclassification adjustment for foreign currency translation	—	(147)	—	(147)
Unrealized gain on marketable securities	179	—	279	—
Comprehensive income (loss)	$(494)	$34,989	$(3,313)	29,120

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

The Asset Purchase Agreement provides for an adjustment to the Asset Purchase Price based on the value, calculated in accordance with the terms of the Asset Purchase Agreement, of the net assets delivered at the closing date (the “Closing Net Assets”).  Based on the value of the Closing Net Assets calculated by the Company and Rockwell Collins under the procedures set forth in the Asset Purchase Agreement, the Asset Purchase Price has been adjusted by $4,800 resulting in an adjusted Asset Purchase Price of $61,700.  In accordance with the terms of the Escrow Agreement, in March 2007, $200 of the $7,000 held for the Asset Purchase Price was released to the Company and $4,800 was released to Rockwell Collins.  The remaining $2,000 held for the Asset Purchase Price was released to E&S under the Escrow Agreement on July 3, 2007.

As of June 29, 2007, the Company has recorded all of the proceeds for the adjusted Asset Purchase Price under the transaction for a total of $61,700.

The sale of assets by the Company pursuant to the Asset Purchase Agreement was a taxable transaction for income tax purposes.  Accordingly, we recognized a gain with respect to the sale of assets pursuant to the Asset Purchase Agreement in an amount equal to the difference between the consideration received for each asset over the adjusted tax basis in the asset sold.  As all tax information is not yet available we have made estimates for certain items in computing the tax gain until final information becomes available.  Although the asset sale resulted in taxable gain to the Company, a substantial portion of the taxable gain was offset by losses from operations, and available net operating loss and tax credit carryforwards.  The gain on the sale of the Simulation Business is recorded as follows:

Cash consideration under Asset Purchase Agreement		$66,500
Adjustment to Asset Purchase Price due to Closing Net Asset computation	(4,800)
Transaction costs	(607)
Net proceeds		61,093
Book value of assets acquired by Rockwell Collins		(33,115)
Book value of liabilities assumed by Rockwell Collins		18,722
Gain before income taxes		46,700
Income taxes		(9,817)
Total net gain recorded from January 1, 2006 through June 29, 2007		$36,883

The net gain on the sale of the Simulation Business was recorded in the following periods:

Net gain on the sale reported in period ended June 30, 2006	$38,464
Net loss on the sale reported July 1, 2006 thorough December 31, 2006	(2,821)
Net gain on the sale reported in period ended June 29, 2007	1,240
Total net gain reported through June 29, 2007	$36,883

Summarized results of operations for the Simulation Business included as income (loss) from discontinued operations, net of tax, in the accompanying condensed consolidated statements of operations were as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Sales	$—	$6,500	$—	$18,525
Cost of sales	—	5,166	—	13,422
Gross profit	—	1,334	—	5,103
Operating expenses	(15)	3,994	(28)	11,866
Operating income (loss)	15	(2,660)	28	(6,763)
Other expense	—	(172)	—	(481)
Income (loss) before income taxes	15	(2,832)	28	(7,244)
Income tax benefit	—	1,037	—	2,837
Net income (loss) from discontinued operations	$15	$(1,795)	$28	$(4,407)

3.              NET INCOME (LOSS) PER COMMON SHARE

Net income or loss per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period.  Stock options are considered to be common stock equivalents.

Basic income or loss per common share is based upon the weighted average number of shares of common stock outstanding during the period.  There were no dilutive common stock equivalents for the periods presented. Potentially dilutive securities from stock options are discussed in Note 4.

4.              STOCK OPTION PLAN

As of June 29, 2007, options to purchase 525,722 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.

A summary of activity in the stock option plan for the six months ended June 29, 2007 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of shares	Price
Outstanding at beginning of period	1,917	$9.59
Granted	162	3.60
Exercised	—	—
Cancelled	(432)	9.51
Outstanding at end of period	1,647	9.03

Exercisable at end of period	1,343	9.94

As of June 29, 2007, options exercisable and options outstanding had a weighted average remaining contractual term of 3.6 and 4.6 years, respectively, and had no aggregate intrinsic value.

The Black-Scholes option pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the second quarter of 2007 and 2006 and the first six months of 2007 and 2006 were based on estimates at the date of grant as follows:

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Risk free interest rate	4.8%	5.1%	4.3%	4.9%
Dividend yield	0%	0%	0%	0%
Volatility	62%	65%	62%	65%
Expected lives range (in years)	1.6 to 3.6	1.6 to 3.6	1.6 to 3.6	1.6 to 3.6

Expected option lives and volatilities are based on historical data of the Company.  Our risk free interest rate is calculated as the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no future plans to do so.

No options were exercised during the six months ended June 29, 2007. As of June 29, 2007, there was approximately $399 of total unrecognized share-based compensation cost related grants under our plans that will be recognized over a weighted-average period of 1.3 years.

Share-based compensation expense included in the statement of operations for the three months ended June 29, 2007 and June 30, 2006 was approximately $85 and $314, respectively.  Share-based compensation expense included in the statement of operations for the six months ended June 29, 2007 and June 30, 2006 was approximately $186 and $823, respectively.

5.              GEOGRAPHIC INFORMATION

The following table presents sales by geographic location of our customers.  Sales within areas amounting to greater than 10% of consolidated sales are shown separately:

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

United States	$3,871	$1,720	$6,146	$2,634
Europe	424	131	814	2,021
Asia	2,003	232	3,291	242
North America (excluding U.S.)	125	171	429	868
Other	124	292	224	548
Total sales	$6,547	$2,546	$10,904	$6,313

6.              EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Pension Plan		Supplemental Executive Retirement Plan
For the three months ended:	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Service cost	$—	$—	$—	$23
Interest cost	583	600	87	136
Expected return on assets	(711)	(587)	6	—
Amortization of actuarial loss	59	84	(12)	11
Amortization of prior year service cost	—	—	—	(14)
Settlement charge	—	300	—	—
Net periodic benefit (credit) expense	$(69)	$397	$81	$156

	Pension Plan		Supplemental Executive Retirement Plan
For the six months ended:	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Service cost	$—	$—	$—	$63
Interest cost	1,167	1,200	174	261
Expected return on assets	(1,422)	(1,175)	—	—
Amortization of actuarial loss	118	168	12	18
Amortization of prior year service cost	—	—	(24)	(29)
Settlement charge	—	600	—	—
Net periodic benefit (credit) expense	$(137)	$793	$162	$313

Employer Contributions

Using proceeds from the sale of the Simulation Business (see Note 2), the Company contributed $11,348 to pension assets during September 2006 in order to meet a funding obligation for plan years 2005 and 2006.  Also using proceeds from the sale, the Company contributed $5,550 to the SERP to meet its change of control provision. The Company invested these funds in debt and equity securities that have been accounted for as available-for-sale securities.  At June 29, 2007, the investment was reported at its fair market value of $5,904 and was classified as prepaid pension and retirement. There was $551 of unrealized gain recorded in accumulated other comprehensive income as of June 29, 2007.

During the quarter ended June 29, 2007, we made contributions to the SERP of $291.  We plan to contribute $280 to the SERP during the remainder of 2007, which is the amount of expected benefit payments for the year. Future contributions to the SERP are expected to be made by liquidating the prepaid pension and retirement investments.  We made no contributions to the pension plan during the first half of 2007. We do not plan on making any contributions to the pension plan during the remainder of 2007.

7.              CONTINGENCIES

In the normal course of business, we may have various legal claims and other contingent matters.  We know of no legal claims or other contingent matters outstanding that would have a material adverse effect on our consolidated financial condition, liquidity or results of operations except as described below.

In July 2007 we received a letter alleging that we have breached our obligation under a provision of a Development and Cross License Agreement (“the Agreement”).  The letter claims that we were obligated to pay a minimum royalty fee amounting to $400 within 90 days of the end of 2006.  We believe that we have no obligation to pay the minimum royalty fee because of numerous provisions breached by the corresponding party requesting the payment, including the failure to develop any royalty based products that are available for sale.  It is possible that we will not prevail in our interpretation of the Agreement which would result in an additional loss.

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

•                  Our belief that the improved sales backlog, a strong outlook for additional customer orders and the achievement of final contract acceptance on existing customer orders will result in higher revenue for the remaining months of 2007.

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

All currency amounts are in thousands unless otherwise indicated.

EXECUTIVE SUMMARY

In the second quarter of 2007, we continued to make significant progress on the critical issues facing our business since the sale of the Simulation Business and acquisition of Spitz. We achieved improved results in the development of our laser projector and the delivery of these projectors to our digital theater customers. There are signs that indicate the product is gaining acceptance by existing and future customers.  However, introduction of a final production model is not complete and some final acceptance tests have not been completely satisfied in accordance with certain customer contracts.  As a result, we were unable to recognize revenue on certain laser projectors and related system components in the first half of 2007.  We expect improvements to continue and contract acceptance criteria to be met so that revenue will be recognized later in 2007, although there is no assurance that we will achieve such goals. We also continued to make progress integrating Spitz and harmonizing Spitz products with digital theater products.

The volume of new orders for all of our products was very strong in the first half of 2007, which resulted in a much improved sales backlog as of June 29, 2007. This contributed to higher revenue in the second quarter of 2007 as compared to the first quarter of 2007 and the first half of 2006. The improved sales backlog combined with a strong outlook for additional customer orders are expected to result in higher revenue for the remaining months of 2007, aided by the achievement of final contract acceptance on existing customer orders.

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

On July 3, 2007 we received $2,000 released from escrow pursuant to the Asset Purchase Agreement representing the balance of the proceeds for the adjusted purchase price for the Simulation Business. Outstanding items remaining from the sale of the Simulation Business consist of the achievement of certain milestones under the Laser Agreement, which, if met, will release up to an additional $3,000 held in escrow and require an additional payment of $2,000 by Rockwell Collins. We are working on meeting the milestones under the Laser agreement in 2007; however, there is no assurance that we will be successful in completing the milestones and collecting the proceeds in escrow and the additional payment from Rockwell Collins.

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

RESULTS OF OPERATIONS — CONTINUING OPERATIONS

Consolidated Sales

The following table summarizes our consolidated sales:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Sales	$6,547	$2,546	$10,904	$6,313

Second Quarter 2007 Compared to Second Quarter 2006

In the second quarter of 2007 our revenue increased 157% compared to the second quarter of 2006 as a result of an increase in the revenue contributed by Spitz amounting to $2,147 and higher revenue from E&S Digital Theater.  This was attributable to significantly improved revenue volume at Spitz as well as the fact that the 2006 quarter included just two months of Spitz operations following the acquisition of Spitz on April 28, 2006. Adding to the increase related to Spitz was higher revenue from E&S Digital Theater due primarily to improved deliveries and progress toward the completion of several customer projects.

First Half of 2007 Compared to First Half of 2006

In the first half of 2007 our revenue increased 73% compared to the first half of 2006 primarily as a result of an increase in the revenue contributed by Spitz amounting to $4,354.  This was attributable to significantly improved revenue volume at Spitz as well as the fact that the first half of 2006 included just two months of Spitz operations following the acquisition of Spitz on April 28, 2006.  Otherwise revenue from E&S digital theater improved moderately due primarily to improved deliveries and progress toward the completion of several customer projects in the second quarter of 2007.  We expect improved revenue volume to continue for the remainder of 2007.

Gross Margin

The following table summarizes our gross margin and the percentage to total sales:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Gross margin	$1,941	$437	$3,299	$1,780
Gross margin percentage	29.6%	17.2%	30.3%	28.2%

Second Quarter 2007 Compared to Second Quarter 2006

Our gross margin increased to 29.6% in the second quarter of 2007 from 17.2% in the second quarter of 2006. The increase was attributable to improved performance on E&S Digital Theater projects and better overhead absorption from higher manufacturing volume.

First Half of  2007 Compared to First Half of 2006

Our gross margin increased to 30.3% in the first half of 2007 from 28.2% in the first half of 2006. The increase was attributable to improved performance on E&S Digital Theater projects and better overhead absorption from higher manufacturing volume in the second quarter of 2007 which offset poorer margin performance in the first quarter of 2007 compared to 2006.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Sales, general and administrative	$2,332	$3,886	$4,401	$4,462
Research and development	2,478	2,604	4,803	4,539
Operating expenses	$4,810	$6,490	$9,204	$9,001

Second Quarter 2007 Compared to Second Quarter 2006

Sales, general and administrative expenses decreased $1,554 for the second quarter of 2007 compared to the second quarter of 2006, due to reduction of retirement expenses due to funding of the pension and SERP, reduction in stock compensation expense, reduction in Spitz’ operating expenses, and reduction of accounting fees.  Research and development decreased $126 in the second quarter of 2007 compared to the second quarter of 2006 due to a decrease in the consumption of material related to the development efforts of the laser products.

First Half of 2007 Compared to First Half of 2006

For the first half of 2007, sales, general and administrative expenses were comparable to 2006.  Research and development increased $264 in the first half of 2007 compared to the first half of 2006 due to an increase in $368 of costs incurred by Spitz in 2007 compared to 2006, partially offset by other activities related to the development efforts of the laser products.

Other Income and Expense

The following table summarizes our other income and expense:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Other income (expense), net	$181	$58	$270	$(343)

Second Quarter 2007 Compared to Second Quarter 2006

Other income increased $123 for the second quarter of 2007 compared to the second quarter of 2006, primarily due to increased interest income of $49, a $32 decrease in interest expense and $29 of loss on disposal of fixed assets in 2006.  The increase in interest income was due to investment of cash proceeds from the sale of the Simulation Business.

First Half of 2007 Compared to First Half of 2006

Other income increased $613 for the first half of 2007 compared to the first half of 2006, primarily due to increased interest income of $218 due to proceeds from the investment of cash proceeds from the sale of the Simulation Business and due to $380 of loss on disposal of fixed assets in 2006.

Income Taxes

The following table summarizes the classification of income tax benefit (expense):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Income tax benefit from continuing operations	$363	$2,200	$775	$2,774
Income tax benefit included with net income (loss) from discontinued operations	—	1,037	—	2,837
Income tax expense included with gain on sale of discontinued operations	(363)	(4,076)	(760)	(6,338)
Net income tax benefit (expense)	$—	$(839)	$15	$(727)

Second Quarter 2007 Compared to Second Quarter 2006

For the three months ended June 29, 2007, the income tax benefit from continuing operations of $363 represented intraperiod allocation of income tax benefit related to gain on sale of the Simulation Business.  For the three months ended June 29, 2007, gain on sale of discontinued operations of $1,637 was presented net of tax of $363.

For the three months ended June 30, 2006, the income tax benefit from continuing operations of $2,200 represented intraperiod allocation of income tax benefit related to gain on sale of the Simulation Business.  For the three months ended June 30, 2006, gain on sale of discontinued operations of $40,726 was presented net of tax of $4,076.

First Half of 2007 Compared to First Half of 2006

For the six months ended June 29, 2007, the income tax benefit from continuing operations of $775 was primarily attributable to income tax benefit related to gain on sale of the Simulation Business.  For the six months ended June 29, 2007, gain on sale of discontinued operations of $1,240 was presented net of tax of $760.

For the six months ended June 30, 2006, the income tax benefit from continuing operations of $2,774 was primarily attributable to income tax benefit related to gain on sale of the Simulation Business.  For the six months ended June 30, 2006, gain on sale of discontinued operations of $38,464 was presented net of tax of $6,338.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

In the first six months of 2007, cash used in our continuing operating activities was $6,751, primarily attributable to our net loss and the payment of severance obligations to our prior chief executive officer. Other significant fluctuations in working capital included increases in accounts receivable and inventories, and a decrease to accrued liabilities, the effect of which was offset in part by increases in progress payments and deposits on customer contracts. The fluctuations in accounts receivable, inventories, accrued liabilities and customer contract payments were within the normal range expected from business activities.

In the first six months of 2007, cash used in our investing activities of $459 was primarily due to purchases of property, plant, and equipment.

In the first six months of 2007, cash used in our financing activities of $752 was due to net repayment of $700 on the Spitz revolving credit note and principal payments of $52 against Spitz mortgage note payable and capital lease obligations.

Credit Facilities

On June 30, 2007 the Company’s Line of Credit Agreement (the “Credit Agreement”) and a Line of Credit Note (the “Note”) with a commercial bank matured. The Credit Agreement permitted borrowings up to $1,100, which were used to fund Spitz’ working capital requirements. Prior to the maturity, the Company paid off the outstanding balance on the Note using cash generated from the improved operations of Spitz.  The Company is in discussions with the commercial bank and expects to enter into a new line of credit agreement for Spitz with terms comparable to the previous Credit Agreement that matured on June 30, 2007.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of June 29, 2007, we had outstanding letters of credit and bank guarantees of $1,222.

Mortgage Note

As of June 29, 2007 there was a $2,886 obligation under a mortgage note (the “Mortgage Note”) payable by Spitz and guaranteed by E&S. The Mortgage Note requires repayment in monthly installments of principal and interest over twenty years. The monthly installment at June 29, 2007 is $26 and includes interest at 7.81% per annum. On January 14, 2010 and each third year thereafter, the interest rate will be adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”). The 3YCMT as of June 29, 2007 was 4.89%. The monthly installment will be recalculated on the first month following a change in the interest rate. The recalculated monthly installment will be equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original twenty-year term. The Mortgage Note is secured by real property acquired with the proceeds of the note pursuant to a mortgage and security agreement.

Rental Guarantees

In December 2005, we sold a building and entered into a 21-month lease agreement with the buyer obligating us to make certain monthly payments through September 2007 based on space available for lease in the building sold. As of June 29, 2007, we had a maximum remaining liability of $70 recorded as an accrued liability. The maximum liability may decrease as available space is leased, based on terms of the rental guarantee.

Other

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of June 29, 2007, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during 2007 or 2006.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

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

We believe our existing cash, restricted cash, letter of credit availability under our current arrangement, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations through December 31, 2007.  At June 29, 2007, our total indebtedness was $2,886, consisting of the balance due on the Mortgage Note.  Our cash and restricted cash, subject to various restrictions, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.  However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.  Accordingly, there can be no assurance that our sources of funds will be sufficient to meet our liquidity needs or that we will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Backlog

On June 29, 2007, our backlog was $30,366 compared with $20,408 at December 31, 2006.

TRADEMARKS USED IN THIS FORM 10-Q

ESLP is a registered trademark of Evans & Sutherland Computer Corporation.  All other products, services, or trade names or marks are the properties of their respective owners.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates.  Foreign sales accounted for approximately 41% of our total sales in the six months ended June 29, 2007. Our foreign sales are concentrated in the United Kingdom, Europe, Asia and North America (excluding the United States).  In general, we enter into sales agreements with our international customers denominated in U.S. dollars.  Foreign currency purchase and sale contracts may be entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  We do not enter into foreign currency contracts for trading purposes and we do not use leveraged contracts.  As of June 29, 2007, we had sales contracts in Euros with approximately €60,000 remaining to collect and a sales contract in U.A.E Dirhams with approximately AED 9,911,460 to collect. The U.S. Dollar value of the €60,000 is approximately $83,000, based on the rate of exchange as of July 24, 2007.  The U.S. Dollar value of the AED 9,911,460 is approximately $2,700,000 based on the rate of exchange as of July 24, 2007.  Based on the range of the rates of exchange over the past year, the aggregate potential loss from foreign exchange exposure is not material.

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

PART II - OTHER INFORMATION

Item 1.                          LEGAL PROCEEDINGS

In the normal course of business, we become involved in various legal proceedings.  Although the final outcome of such proceedings cannot be predicted, we believe the ultimate disposition of any such proceedings will not have a material adverse effect on our consolidated financial condition, liquidity, or results of operations.

Item 1A.                 RISK FACTORS

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4.                          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Shareholders on May 17, 2007. The matters voted upon at the meeting included the election of two directors to our Board of Directors and ratification of the selection of Tanner, LC as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The votes cast with respect to these matters were as follows:

1.     Election of Directors

Nominee	Number of shares Voted For	Number of shares Withheld
David J. Coghlan	9,122,861	524,978

David H. Bateman	9,136,628	511,211

The other directors whose terms of office continued after the Annual Meeting were General James P. McCarthy, USAF (ret.) and Dr. William Schneider.

2.               Proposal to ratify the selection of Tanner, LC as the Company’s independent registered public accounting firm for our fiscal year ending December 31, 2007.

For	Against	Abstain
9,151,286	493,343	3,209

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

EVANS & SUTHERLAND COMPUTER CORPORATION

Date August 2, 2007	By:	/s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)