Form 10-Q
period 2007-09-28
EVANS & SUTHERLAND COMPUTER CORP
filed 2007-11-01
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended September 28, 2007

or

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

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on October 22, 2007 was 11,089,199.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended September 28, 2007

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 (In thousands, except share amounts)

	September 28,	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$10,253	$15,549
Restricted cash	1,789	633
Accounts receivable, less allowances for doubtful receivables of $319 and $328, respectively	5,112	5,698
Costs and estimated earnings in excess of billings on uncompleted contracts	1,689	1,366
Inventories	8,365	6,713
Prepaid expenses and deposits	1,326	1,644
Total current assets	28,534	31,603
Property, plant and equipment, net	12,194	12,689
Prepaid pension and retirement	9,652	9,449
Goodwill	635	635
Intangible assets, net	804	950
Other assets	32	55
Total assets	$51,851	$55,381
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$980	$2,104
Accrued liabilities	4,307	6,260
Billings in excess of costs and estimated earnings on uncompleted contracts	4,816	1,976
Customer deposits	6,633	4,234
Current portion of long-term debt	90	793
Total current liabilities	16,826	15,367
Deferred rent obligation	1,770	1,727
Long term debt	2,775	2,845
Pension and retirement obligations	12,861	13,060
Total liabilities	34,232	32,999
Stockholders’ equity:
Preferred stock, no par value; authorized 10,000,000 shares; no issued and no outstanding shares	—	—
Common stock, $0.20 par value; 30,000,000 shares authorized; 11,441,666 shares issued	2,288	2,288
Additional paid-in-capital	54,026	53,759
Common stock in treasury, at cost; 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(27,221)	(21,875)
Accumulated other comprehensive loss	(6,765)	(7,081)
Total stockholders’ equity	17,619	22,382
Total liabilities and stockholders’ equity	$51,851	$55,381

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006

Sales	$6,706	$4,427	$17,610	$10,740
Cost of sales	4,148	2,808	11,753	7,341
Gross profit	2,558	1,619	5,857	3,399
Expenses:
Selling, general and administrative	1,900	3,357	6,301	7,819
Research and development	2,705	2,059	7,508	6,598
Operating expenses	4,605	5,416	13,809	14,417
Operating loss	(2,047)	(3,797)	(7,952)	(11,018)
Other income, net	170	433	440	90
Loss from continuing operations before income taxes	(1,877)	(3,364)	(7,512)	(10,928)
Income tax benefit	190	1,187	775	3,961
Net loss from continuing operations	(1,687)	(2,177)	(6,737)	(6,967)
Income (loss) from discontinued operations, net of tax	123	418	151	(3,989)
Gain (loss) on sale of discontinued operations, net of tax	(190)	(1,205)	1,240	37,259
Net income (loss) from discontinued operations	(67)	(787)	1,391	33,270
Net income (loss)	$(1,754)	$(2,964)	$(5,346)	$26,303

Net income (loss) per common share — basic and diluted:
Loss from continuing operations	$(0.15)	$(0.20)	$(0.61)	$(0.65)
Net income (loss) from discontinued operations	$(0.01)	$(0.07)	$0.13	$3.10
Net income (loss)	$(0.16)	$(0.27)	$(0.48)	$2.45

Weighted average common shares outstanding — basic and diluted:	11,089	10,997	11,089	10,749

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

 (In thousands)

	Nine Months Ended
	September 28,	September 29,
	2007	2006
Cash flows from operating activities:
Net loss from continuing operations	$(6,737)	$(6,967)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,251	1,043
Stock-based compensation	267	929
(Gain) loss on disposal of property, plant and equipment	(9)	527
Other	(52)	158
Change in assets and liabilities, net of acquisition:
Decrease (increase) in restricted cash	(1,176)	986
Decrease (increase) in accounts receivable	594	(2,445)
Increase in inventories	(1,720)	(3,067)
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts, net	2,517	(402)
Increase in prepaid expenses and deposits	361	192
Decrease (increase) in prepaid pension and retirement expense	161	(9,287)
Decrease in accounts payable	(1,124)	(2,068)
Increase (decrease) in accrued liabilities	(1,846)	1,843
Decrease in accrued pension and retirement liabilities	(199)	(9,349)
Increase in customer deposits	2,399	1,279
Net cash used in continuing operations	(5,313)	(26,628)
Net cash provided by discontinued operations	1,391	50,155
Net cash provided by (used in) operations	(3,922)	23,527
Cash flows from investing activities:
Purchases of property, plant and equipment	(610)	(1,414)
Proceeds from sale of property, plant and equipment	9	47
Cash acquired in Spitz Acquisition	—	149
Net cash used in continuing investing activities	(601)	(1,218)
Net cash provided by discontinued investing activities	—	1,056
Net cash used in investing activities	(601)	(162)
Cash flows from financing activities:
Net repayments on line of credit agreements	(700)	(1,450)
Principal payments on long-term debt	(73)	(60)
Proceeds from issuances of common stock	—	263
Net cash used in continuing financing activities	(773)	(1,247)
Net cash used in discontinued financing activities	—	(18,015)
Net cash used in financing activities	(773)	(19,262)

Net change in cash	(5,296)	4,103
Cash at beginning of period	15,549	14,606
Cash at end of period	$10,253	$18,709

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$195	$894
Cash paid for income taxes	179	72

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

All currency amounts in thousands unless otherwise indicated.

1.              GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation (the “Company”, “E&S”, “we”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with United States generally accepted accounting principles.  This report on Form 10-Q for the three and nine months ended September 28, 2007, should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2006.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows.  The results of operations for the quarterly period ended September 28, 2007, are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Certain amounts in the 2006 condensed consolidated financial statements and notes have been reclassified to conform to the 2007 presentation.

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

Inventories

Inventories consisted of the following:

	September 28, 2007	December 31, 2006

Raw materials	$4,853	$3,990
Work-in-process	3,465	2,723
Finished goods	47	—
	$8,365	$6,713

Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006

Net income (loss)	$(1,754)	$(2,964)	$(5,346)	$26,303
Other comprehensive income (loss):
Reclassification adjustment for foreign currency translation	—	—	—	(147)
Unrealized gain on marketable securities	35	—	316	—
Comprehensive income (loss)	$(1,719)	$(2,964)	$(5,030)	$26,156

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,’’ (‘‘SFAS 159’’). SFAS No. 159 allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company does not expect that the adoption of SFAS No. 159 will have a significant impact on its consolidated financial statements.

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

The Asset Purchase Agreement provided for an adjustment to the Asset Purchase Price based on the value, calculated in accordance with the terms of the Asset Purchase Agreement, of the net assets delivered at the closing date (the “Closing Net Assets”).  Based on the value of the Closing Net Assets calculated by the Company and Rockwell Collins under the procedures set forth in the Asset Purchase Agreement, the Asset Purchase Price has been adjusted by $4,800 resulting in an adjusted Asset Purchase Price of $61,700.  In accordance with the terms of the Escrow Agreement, in March 2007, $200 of the $7,000 held for the Asset Purchase Price was released to the Company and $4,800 was released to Rockwell Collins.  The remaining $2,000 held for the Asset Purchase Price was released to E&S under the Escrow Agreement on July 3, 2007.

As of September 28, 2007, the Company has recorded all of the proceeds for the adjusted Asset Purchase Price under the transaction for a total of $61,700.  Remaining consideration from the Transaction not recorded consists of the $3,000 to be released from escrow plus the $2,000 payable by Rockwell Collins upon the achievement of certain milestones under the Laser Agreement.  We are working on meeting the milestones under the Laser Agreement in 2007; however, there is no assurance that we will be successful in completing the milestones and collecting the proceeds in escrow and the additional payment from Rockwell Collins.

The sale of assets by the Company pursuant to the Asset Purchase Agreement was a taxable transaction for income tax purposes.  Accordingly, we recognized a gain with respect to the sale of assets pursuant to the Asset Purchase Agreement in an amount equal to the difference between the consideration received for each asset over the adjusted tax basis in the asset sold.  As all tax information is not yet available we have made estimates for certain items in computing the tax gain until final information becomes available.  Although the asset sale resulted in taxable gain to the Company, a substantial portion of the taxable gain was offset by losses from operations, and available net operating loss and tax credit carryforwards.  The gain on the sale of the Simulation Business was recorded as follows:

Cash consideration under Asset Purchase Agreement		$66,500
Adjustment to Asset Purchase Price due to Closing Net Asset computation	(4,800)
Transaction costs	(607)
Net proceeds		61,093
Book value of assets acquired by Rockwell Collins		(33,115)
Book value of liabilities assumed by Rockwell Collins		18,722
Gain before income taxes		46,700
Income taxes		(9,817)
Total net gain recorded from January 1, 2006 through September 28, 2007		$36,883

The net gain on the sale of the Simulation Business was recorded in the following periods:

Net gain on the sale reported in the nine months ended September 29, 2006	$37,259
Net loss on the sale reported in the three months ended December 31, 2006	(1,616)
Net gain on the sale reported in the nine months ended September 28, 2007	1,240
Total net gain reported through September 28, 2007	$36,883

Summarized results of operations for the Simulation Business included as income (loss) from discontinued operations, net of tax, in the accompanying condensed consolidated statements of operations were as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Sales	$—	$—	$—	$18,525
Cost of sales	—	—	—	13,422
Gross profit	—	—	—	5,103
Operating expenses	(123)	(17)	(151)	11,849
Operating income (loss)	123	17	151	(6,746)
Other income (expense), net	—	401	—	(80)
Income (loss) before income taxes	123	418	151	(6,826)
Income tax benefit	—	—	—	2,837
Net income (loss) from discontinued operations	$123	$418	$151	$(3,989)

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

4.              STOCK OPTION PLAN

As of September 28, 2007, options to purchase 543,455 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.

A summary of activity in the stock option plan for the nine months ended September 28, 2007 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of shares	Price
Outstanding at beginning of period	1,917	$9.59
Granted	162	3.60
Exercised	—	—
Cancelled	(523)	9.51
Outstanding at end of period	1,556	9.00

Exercisable at end of period	1,267	9.92

As of September 28, 2007, options exercisable and options outstanding had a weighted average remaining contractual term of 3.4 and 4.4 years, respectively, and had no aggregate intrinsic value.

The Black-Scholes option pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the third quarter of 2007 and 2006 and the first nine months of 2007 and 2006 were based on estimates at the date of grant as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Risk free interest rate	4.0%	4.7%	4.4%	4.8%
Dividend yield	0%	0%	0%	0%
Volatility	66%	64%	62%	65%
Expected lives range (in years)	1.6 to 3.6	1.6 to 3.6	1.6 to 3.6	1.6 to 3.6

Expected option lives and volatilities are based on historical data of the Company.  Our risk free interest rate is calculated as the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no future plans to do so.

No options were exercised during the nine months ended September 28, 2007. As of September 28, 2007, there was approximately $318 of total unrecognized share-based compensation cost related grants under our plan that will be recognized over a weighted-average period of 1.2 years.

Share-based compensation expense included in the statement of operations for the three months ended September 28, 2007 and September 29, 2006 was approximately $81 and $106, respectively.  Share-based compensation expense included in the statement of operations for the nine months ended September 28, 2007 and September 29, 2006 was approximately $267 and $929, respectively.

5.              GEOGRAPHIC INFORMATION

The following table presents sales by geographic location of our customers.  Sales within areas amounting to greater than 10% of consolidated sales are shown separately:

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

United States	$3,448	$2,365	$9,593	$5,119
Europe	330	442	1,145	2,087
Middle East	185	229	444	84
North America (excluding U.S.)	38	1,035	467	1,035
South America	—	—	224	219
Far East	2,705	356	5,737	2,196
Total sales	$6,706	$4,427	$17,610	$10,740

6.              EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Pension Plan		Supplemental Executive Retirement Plan
For the three months ended:	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

Service cost	$—	$—	$—	$—
Interest cost	583	600	87	119
Expected return on assets	(711)	(588)	—	—
Amortization of actuarial loss	59	84	6	20
Amortization of prior year service cost	—	—	(12)	(12)
Settlement charge	—	300	—	—
Net periodic benefit (credit) expense	$(69)	$396	$81	$127

	Pension Plan		Supplemental Executive Retirement Plan
For the nine months ended:	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

Service cost	$—	$—	$—	$63
Interest cost	1,750	1,800	261	380
Expected return on assets	(2,133)	(1,762)	—	—
Amortization of actuarial loss	177	251	17	38
Amortization of prior year service cost	—	—	(36)	(41)
Settlement charge	—	900	—	—
Net periodic benefit (credit) expense	$(206)	$1,189	$242	$440

Employer Contributions

Using proceeds from the sale of the Simulation Business (see Note 2), the Company contributed $11,348 to pension assets during September 2006 in order to meet a funding obligation for plan years 2005 and 2006.  Also using proceeds from the sale, the Company contributed $5,550 to the SERP to meet its change of control provision. The Company invested these funds in debt and equity securities that have been accounted for as available-for-sale securities.  At September 28, 2007, the investment was reported at its fair market value of $5,828 and was classified as prepaid pension and retirement. There was $587 of unrealized gain recorded in accumulated other comprehensive income as of September 28, 2007.

During the nine months ended September 28, 2007, we made contributions to the SERP of $427.  We plan to contribute $140 to the SERP during the remainder of 2007, which is the amount of expected benefit payments for the rest of the year. Future contributions to the SERP are expected to be made by liquidating the prepaid pension and retirement investments.  We made no contributions to the pension plan during the first nine months of 2007. We do not plan on making any contributions to the pension plan during the remainder of 2007.

7.              CONTINGENCIES

In the normal course of business, we may have various legal claims and other contingent matters.  We know of no legal claims or other contingent matters outstanding that would have a material adverse effect on our consolidated financial condition, liquidity or results of operations except as described below.

In July 2007, we became involved in a dispute over a Development and Cross License Agreement (the “Agreement”) to which we are a party. The dispute relates to whether we were obligated to pay a $400 minimum royalty fee in March 2007. The corresponding party has since terminated the agreement alleging we breached the agreement for failure to pay the $400 minimum royalty in accordance with the terms of the Agreement. We are in discussions to resolve this dispute to protect our rights to certain intellectual property we were granted and to enforce certain development obligations of the corresponding party, which we had paid for under the Agreement. The intellectual property rights and development services under the Agreement have no effect on existing products or customer contracts; however, we believe that both may possibly be valuable to the Company’s future strategic plans.  We are unable to estimate the final outcome of this dispute or the impact, if any, on the Company’s current financial position or results of operations; however, it is possible that the outcome will require additional cash payments of amounts that might be material to the current financial statements.

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  These forward-looking statements include, but are not limited to:

•                  Our belief that we will continue to make progress in the development for our laser projectors and we will be able to meet customer contract acceptance criteria so that revenue will be recognized over the next several months.

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

•                  Our belief that our products are performing well, that we will meet all our delivery requirements, and as a result we will incur no damages or penalties for late deliveries.

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

•                  Our belief that the effects of inflation will not be material for foreseeable future.

•                  Our belief that any inherent risk that may exist in our foreign transactions is not material.

•                  Our belief that we will continue to see improvements in our orders over the next year.

•                  Our belief that the sale of the Simulation Business and the acquisition of Spitz will materially affect our future financial performance and position as we have sold a significant percentage of operational assets related to the Simulation Business and acquired additional operational assets related to the Digital Theater Group.

•                  Our belief that the net cash deposits and credit facilities along with cash from operations will fund our current requirements.

•                  Our belief that cash from operations and cash deposits will fund our planned needs in the short term as we invest in research and development related to our laser projector products, and our belief that for the long term, our cash from operations will fund our planned needs.

•                  Our belief that existing cash, restricted cash, letter of credit availability under our current arrangement, and expected cash from future operations will be sufficient to meet our current anticipated working capital needs, routine capital expenditures and debt service obligations.

•                  Our belief that the improved sales backlog, a strong outlook for additional customer orders and the achievement of final contract acceptance on existing customer orders will result in higher revenue in the next year.

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

Executive Summary

In the third quarter of 2007, we continued to make significant progress on the critical issues facing our business since the sale of the Simulation Business and acquisition of Spitz. Notable was the positive cash provided from operating activities in the quarter which was attributable to a reduced net loss from continuing operations and positive changes in working capital. We achieved improved results in the development of our laser projector most notably the improvement of a critical component which has been a major obstacle in gaining customer acceptance.  This has led to improved delivery of these projectors to our digital theater customers and is an important step in gaining contractual acceptance for existing and future customers.  However, introduction of a final production model is not complete and some final acceptance tests have not been completely satisfied in accordance with certain customer contracts.  As a result, we were unable to recognize revenue on certain laser projectors and related system components through the first nine months of 2007.  We expect improvements to continue and contract acceptance criteria to be met so that revenue will be recognized over the next several months, although there is no assurance that we will achieve such goals. We also continued to make progress integrating Spitz and harmonizing Spitz products with digital theater products.

The volume of new orders for all of our products was very strong in the first nine months of 2007, which resulted in a much improved sales backlog as of September 28, 2007. This contributed to higher revenue in the third quarter and first nine months of 2007 as compared to the third quarter and the first nine months of 2006. The improved sales backlog combined with a strong outlook for additional customer orders are expected to result in higher revenue for the remaining months of 2007 and into 2008, aided by the achievement of final contract acceptance on existing customer orders.

Efforts that began in late 2006 to identify new opportunities for our laser projector technology continue in 2007, including development of prototype products for these opportunities. Successful completion of existing customer contracts and development efforts for new products are key factors in pursuing and capturing these opportunities. We expect improved progress on the realization of new opportunities through the remainder of 2007 and into 2008.

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

Results of Operations — continuing operations

Consolidated Sales

The following table summarizes our consolidated sales:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Sales	$6,706	$4,427	$17,610	$10,740

Third Quarter 2007 Compared to Third Quarter 2006

In the third quarter of 2007 our sales increased 51% compared to the third quarter of 2006 as a result of an increase of $1,637 from E&S Digital Theater and an increase of $642 from Spitz.  E&S Digital Theater sales increased from $1,943 to $3,580 due primarily to improved deliveries and progress toward the completion of several customer projects. Spitz sales increased from $2,484 to $3,126 due primarily to improved  volume generated by a higher backlog.

First Nine Months of 2007 Compared to First Nine Months of 2006

In the first nine months of 2007 our sales increased 64% compared to the first nine months of 2006 primarily as a result of an increase of $1,635 from E&S Digital Theater and an increase of $5,235 from Spitz. E&S Digital Theater sales increased from $6,760 to $8,395 due primarily to improved deliveries and progress toward the completion of several customer projects. Spitz sales increased from $3,980 to $9,215 due primarily to the fact that the first nine months of 2006 included just five months of Spitz operations following the acquisition of Spitz on April 28, 2006 as well as improved volume generated by a higher backlog.  We expect improved sales volume to continue for the remainder of 2007.

Gross Margin

The following table summarizes our gross margin and the percentage to total sales:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Gross margin	$2,558	$1,619	$5,857	$3,399
Gross margin percentage	38%	37%	33%	32%

Third Quarter 2007 Compared to Third Quarter 2006

Our gross margin improved slightly in the third quarter of 2007 compared to the third quarter of 2006 due primarily to high margin license revenue and volume related efficiencies at Spitz in 2007.

First Nine months of  2007 Compared to First Nine months of 2006

Our gross margin improved slightly in the first nine months of 2007 compared to the first nine months of 2006 due primarily to high margin license revenue and volume related efficiencies at Spitz in 2007.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Sales, general and administrative	$1,900	$3,357	$6,301	$7,819
Research and development	2,705	2,059	7,508	6,598
Operating expenses	$4,605	$5,416	$13,809	$14,417

Third Quarter 2007 Compared to Third Quarter 2006

Sales, general and administrative expenses decreased $1,457 for the third quarter of 2007 compared to the third quarter of 2006, due to significant reduction of retirement expenses due to funding of the pension and SERP, reduction in Spitz’ operating expenses, and reduction of accounting fees.  Research and development expenses increased $646 in the third quarter of 2007 compared to the third quarter of 2006 due to increased costs for services and materials related to the laser projector.

First Nine months of 2007 Compared to First Nine months of 2006

For the first nine months of 2007, sales, general and administrative expenses decreased $1,518 compared to the first nine months of 2006 primarily due to the expense of $1,394 recognized in 2006 related to a separation agreement of the Company’s prior chief executive officer entered into in June 2006.  Research and development increased $910 in the first nine months of 2007 compared to the first nine months of 2006 due to an increase of $408 of costs incurred by Spitz in 2007 compared to 2006, and due to increased costs for services and materials related to the laser projector.

Other Income and Expense

The following table summarizes our other income and expense:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Other income, net	$170	$433	$440	$90

Third Quarter 2007 Compared to Third Quarter 2006

Other income decreased $263 for the third quarter of 2007 compared to the third quarter of 2006, primarily due to interest income earned on higher cash balances during third quarter of 2006 compared to third quarter of 2007.

First Nine months of 2007 Compared to First Nine months of 2006

Other income increased $350 for the first nine months of 2007 compared to the first nine months of 2006, primarily due to loss on disposal of fixed assets of $527 in 2006, partially offset by interest income.

Income Taxes

The following table summarizes the classification of income tax benefit (expense):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Income tax benefit from continuing operations	$190	$1,187	$775	$3,961
Income tax benefit included with net income (loss) from discontinued operations	—	—	—	2,837
Income tax expense included with gain on sale of discontinued operations	(190)	(1,187)	(760)	(7,525)
Net income tax benefit (expense)	$—	$—	$15	$(727)

Third Quarter 2007 Compared to Third Quarter 2006

For the three months ended September 28, 2007, the income tax benefit from continuing operations of $190 represented intraperiod allocation of income tax benefit related to gain on sale of the Simulation Business.  For the three months ended September 28, 2007, loss on sale of discontinued operations of $190 was due to intraperiod allocation of income tax benefit related to gain on sale of the Simulation Business.

For the three months ended September 29, 2006, the income tax benefit from continuing operations of $1,187 represented intraperiod allocation of income tax benefit related to gain on sale of the Simulation Business.  For the three months ended September 29, 2006, loss on sale of discontinued operations of $1,205 was presented net of tax of $1,187.

First Nine months of 2007 Compared to First Nine months of 2006

For the nine months ended September 28, 2007, the income tax benefit from continuing operations of $775 was primarily attributable to income tax benefit related to gain on sale of the Simulation Business.  For the nine months ended September 28, 2007, gain on sale of discontinued operations of $1,240 was presented net of tax of $760.

For the nine months ended September 29, 2006, the income tax benefit from continuing operations of $3,961 was primarily attributable to income tax benefit related to gain on sale of the Simulation Business.  For the nine months ended September 29, 2006, gain on sale of discontinued operations of $37,259 was presented net of tax of $7,525.

Liquidity and Capital Resources

Cash Flow

In the first nine months of 2007, cash used in our continuing operating activities was $5,313, primarily attributable to our net loss.  Significant fluctuations in working capital in the first nine months which absorbed cash included increases in restricted cash and inventories and the pay down of accounts payable and accrued liabilities,  which were mostly offset  by cash provided from increased progress payments received on  customer contracts. In the third quarter of 2007 continuing operations provided positive cash flow of $1,628 due primarily to changes in working capital. The primary fluctuations in working capital in the third quarter which provided cash were increased progress payments on customer projects which were partially offset by an increase in restricted cash and the pay down of accounts payable. The fluctuations in working capital for the nine month period and the quarter were within the normal range expected from business activities except for the pay down of accrued liabilities in early 2007 which was attributable to severance obligations to our prior chief executive officer.

In the first nine months of 2007, cash used in our investing activities of $601 was primarily due to purchases of property, plant, and equipment.

In the first nine months of 2007, cash used in our financing activities of $773 was due to net repayment of $700 on the Spitz revolving credit note and principal payments of $73 against Spitz mortgage note payable and capital lease obligations.

Credit Facilities

On August 24, 2007 the Company entered into an agreement to reinstate, under modified terms, a Line of Credit Agreement (the “Credit Agreement”) which had matured on June 30, 2007. The Credit Agreement permits borrowings of up to $1,100 which are used to fund Spitz’ working capital requirements. The primary modifications to the previous terms consist of a reduction in the per annum  interest rate from one-half (0.5%) above the Wall Street Prime Rate to the amount equal to the Wall Street Prime Rate, the elimination of minimum balance deposit requirements and the removal of the limitation placed on borrowings by an asset based  formula. As of September 28, 2007 there were no borrowings outstanding under the Credit Agreement.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of September 28, 2007, we had outstanding letters of credit and bank guarantees of $1,789.

Mortgage Note

As of September 28, 2007 there was a $2,865 obligation under a mortgage note (the “Mortgage Note”) payable by Spitz and guaranteed by E&S. The Mortgage Note requires repayment in monthly installments of principal and interest over twenty years. The monthly installment at September 28, 2007 is $26 and includes interest at 7.81% per annum. On January 14, 2010 and each third year thereafter, the interest rate will be adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”). The 3YCMT as of September 28, 2007 was 4.03%. The monthly installment will be recalculated on the first month following a change in the interest rate. The recalculated monthly installment will be equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original twenty-year term. The Mortgage Note is secured by real property acquired with the proceeds of the note pursuant to a mortgage and security agreement.

Rental Guarantees

In December 2005, we sold a building and entered into a 21-month lease agreement with the buyer obligating us to make certain monthly payments through September 2007 based on space available for lease in the building sold. As of September 28, 2007, the lease had terminated and we had a maximum remaining liability of $7 recorded as an accrued liability.

Other

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of September 28, 2007, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during 2007 or 2006.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

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

We believe our existing cash, restricted cash, line of credit, letter of credit availability under our current arrangement, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations through at least the next twelve months.   At September 28, 2007, our total indebtedness was $2,865, consisting of the balance due on the Mortgage Note.  Our cash and restricted cash, subject to various restrictions, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.  However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.  Accordingly, there can be no assurance that our sources of funds will be sufficient to meet our liquidity needs or that we will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Backlog

On September 28, 2007, our backlog was $27,907 compared with $20,408 at December 31, 2006.

Trademarks Used In This Form 10-Q

ESLP is a registered trademark of Evans & Sutherland Computer Corporation.  All other products, services, or trade names or marks are the properties of their respective owners.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we are exposed are changes in foreign currency exchange rates and changes in interest rates.  Foreign sales accounted for approximately 46% of our total sales in the nine months ended September 28, 2007. Our foreign sales are concentrated in the United Kingdom, Europe, Asia and North America (excluding the United States).  In general, we enter into sales agreements with our international customers denominated in U.S. dollars.  Foreign currency purchase and sale contracts may be entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  We do not enter into foreign currency contracts for trading purposes and we do not use leveraged contracts.  As of September 28, 2007, we had a sales contract in U.A.E Dirhams with approximately AED 9,911,460 to collect. The U.S. Dollar value of the AED 9,911,460 is approximately $2,430,000 based on the rate of exchange as of October 23, 2007.  Based on the range of the rates of exchange over the past year, the aggregate potential loss from foreign exchange exposure is not material.

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

PART II - OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

On October 18, 2007 we filed a breach of contract action (the “Complaint”) in Federal District Court in Salt Lake City, Utah against a company (the “Defendant”) which we had engaged to provide certain intellectual property rights and product development services under a Development and Cross License Agreement (the “Agreement”). On October 9, 2007, the Defendant delivered a letter alleging that we breached the Agreement for failure to pay a $400 minimum royalty in accordance with the terms of the Agreement, and that the alleged breach was cause for termination of the Agreement.  We believe that the Defendant’s notice of termination of the Agreement fails to discharge the Defendant of its obligations to perform services and provide the intellectual property rights which we have paid for under the Agreement. The Complaint seeks to enforce performance obligations of the Defendant and demands payment for damages resulting from the Defendant’s failure to perform in accordance with the terms of the Agreement.  The Defendant has not been formally served with the Complaint and we are currently in discussions to resolve this dispute without litigation.

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

EVANS & SUTHERLAND COMPUTER CORPORATION

Date	November 1, 2007	By:	/s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)