Form 10-K
period 2007-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2008-03-10
CIK 276283

Use these links to rapidly review the document
EVANS & SUTHERLAND COMPUTER CORPORATION FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-8771

EVANS & SUTHERLAND COMPUTER CORPORATION
(Exact name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0278175 (I.R.S. Employer Identification No.)
770 Komas Drive, Salt Lake City, Utah (Address of principal executive offices)	84108 (Zip Code)
Registrant's telephone number, including area code: 801-588-1000

         Securities registered pursuant to Section 12(b) of the Act:

         NONE

         Securities registered pursuant to section 12(g) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.20 par value	The NASDAQ Global Market
Preferred Stock Purchase Plan Rights	The NASDAQ Global Market

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant as of June 29, 2007, the last business day of the registrant's most recently completed second fiscal quarter was approximately $9,911,792, based on the closing market price of the common stock on such date as reported by The Nasdaq Stock Market.

         The number of shares of the registrant's Common Stock outstanding as of March 7, 2008 was 11,089,166.

EVANS & SUTHERLAND COMPUTER CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1.    BUSINESS

        Throughout this document Evans & Sutherland Computer Corporation may be referred to as "Evans & Sutherland," "E&S," "we," "us," "our" or the "Company." All dollar amounts are in thousands unless otherwise indicated.

        Evans & Sutherland was incorporated in the state of Utah on May 10, 1968. Our principal offices are located at 770 Komas Drive, Salt Lake City, Utah 84108, and our telephone number is (801) 588-1000. Through a link on our website, www.es.com, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). We make our website content available for informational purposes only. The information provided on our website is not incorporated by reference into this Form 10-K. The above reports and other information are also available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Sale of Business Unit

        On May 26, 2006, we completed the sale of substantially all of the assets and certain liabilities primarily related to our commercial and military simulation businesses and related service operations (the "Simulation Business") to certain subsidiaries of Rockwell Collins, Inc., a Delaware corporation ("Rockwell Collins"), pursuant to an asset purchase agreement (the "Asset Purchase Agreement"), dated as of February 7, 2006, by and between the Company and Rockwell Collins. In connection with the sale of the Simulation Business, on May 26, 2006 the Company entered into a laser projection systems agreement (the "Laser Agreement") with Rockwell Collins and Rockwell Collins Simulation & Training Solutions LLC, pursuant to which the Company has agreed to provide, and grant exclusive and non-exclusive intellectual property licenses to use and sell, laser projection systems in connection with the Simulation Business and certain related businesses of Rockwell Collins.

        Further information concerning the sale of the Simulation Businesses is provided in Note 2 of Item 8 "Financial Statements and Supplementary Data" and in Item 7 "Management's Discussion and Analysis of Financial Position and Results of Operations" included in Part II of this annual report on Form 10-K.

Acquisition

        On April 28, 2006, the Company completed the acquisition of Spitz, Inc. ("Spitz") by acquiring all outstanding shares of Spitz common stock from Transnational Industries, Inc. ("Transnational") pursuant to a stock purchase agreement (the "Stock Purchase Agreement"), dated as of February 7, 2006, by and between the Company and Transnational. Spitz designs, manufactures and supports optical-mechanical and digital visual systems for planetariums, science centers and entertainment venues. Spitz also produces unique domes and curved structures for specialized architectural applications. The Spitz visual system products and domes along with its customer base complement the digital theater products of Evans & Sutherland and enhance our capabilities to serve the markets we target.

        Further information concerning the acquisition of Spitz is provided in Note 3 of Item 8 "Financial Statements and Supplementary Data" and in Item 7 "Management's Discussion and Analysis of Financial Position and Results of Operations" included in Part II of this annual report on Form 10-K.

General

        Since the sale of the Simulation Business and the acquisition of Spitz, Evans & Sutherland focuses on the production of high-quality visual systems, advanced displays including the Evans & Sutherland Laser Projector ("ESLP"), dome projection screens, dome architectural treatments, and unique content for planetariums, science centers, other educational institutions, and entertainment venues. With a 40-year history in computer graphics, we are widely regarded as both a pioneer and a leader in providing the world's most compelling visual systems. With the acquisition of Spitz and its over 60-year history as a leading supplier of planetarium systems and other dome displays, E&S now supplies premier total system solutions for its digital theater markets as well as customized domes and other curved structures in the architectural market.

        We continue to maintain a significant share of the overall planetarium and digital theater market. We estimate that our market share has ranged from 35% to 70%, depending on the specific market and time period. We estimate that the size of the market for digital theater and planetarium systems is approximately $65 million annually.

Description of Products

        E&S offers a range of products and services for digital theater, planetarium, and educational institutions. These products include state of the art image generators, domes, and display systems some of which feature our ESLP that provides a seamless high resolution display from a single projector. Additionally, we produce unique content both for our own library which we license to customers and for specific customer requirements.

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

Digital Theater

        In the digital theater market our products compete with traditional optical-mechanical products and digital display systems offered by GOTO Optical Mfg. Co., Konica-Minolta Planetarium Co. Ltd., Carl Zeiss Inc., and Sky-Skan, Inc. The Company's digital display systems can be configured with the proprietary ESLP or standard commercial projectors similar to systems sold by our competitors. Our proprietary image generator, the Digistar 3 ("D3"), along with other customized software tools differentiates our digital theater systems and competes favorably with competitive digital display systems. During 2007 our share of this market increased from revenue contributed by our acquisition of Spitz.

Advanced Displays

        We began work in 1997 to build a new generation of projection technology with specifications beyond any other technology either available or likely in the foreseeable future. This goal evolved into the production of a revolutionary projector using lasers for illumination and micro-electro-mechanical systems (MEMS) to modulate the laser light and create an image. The result is our ESLP Systems, which were first delivered late in 2005, with additional units delivered in 2006 and 2007. The first units have been supplied to our traditional simulation and digital theater customers who continue to order systems with the new projection technology. We believe that the ESLP also has application to other markets in the future where ultra-high resolution, high efficiency, excellent image quality, and low life-cycle cost are important considerations.

Domed Structures

        Our subsidiary Spitz is the world's leading producer of domed projection screens. Spitz designs, manufactures, and installs domed projection screens which are used in planetarium theaters and a variety of other applications such as ride simulators, special or large format film theaters, simulation training systems and architectural treatments. Spitz's experience enables it to advise on the architectural integration of domed projection screens and solve complex optical problems involving reflectivity and image distortion on compound curved surfaces. The Company believes that these skills are important to buyers of domed projection screens. The principal customers in our dome business are entities in the entertainment, educational and commercial and military simulation markets. Customers include major theme parks, casinos, world expositions, museums, schools, and military defense contractors. There is currently one known domestic competitor that manufactures domed projection screens. In addition, construction or metal fabrication contractors will occasionally supply domed projection screens, particularly in foreign markets.

Intellectual Property

        We own a significant number of patents and trademarks and we are a licensee under several others. Our portfolio of patents and trademarks is, as a whole, material to our business. However, no one piece of intellectual property is critical to our business, thus no individual piece of our intellectual property is separately discussed. In the U.S. and internationally, we hold active patents that cover many aspects of our visualization technology. Several patent applications are presently pending in the U.S., Japan and several European countries, and other patent applications are in preparation. We actively pursue patents on our new technology and we intend to vigorously protect our patent rights. We often trademark key product names and brand names to protect our equity in the marketplace. We routinely copyright software, documentation and chip masks designed by us and institute copyright registration when appropriate. The sale of the Simulation Business transferred certain patents and other intellectual property rights primarily related to the Simulation Business to Rockwell Collins. Currently we retain a total of 30 active U.S. patents, and have licenses to an additional 12 U.S. patents.

Research & Development

        We consider the timely development and improvement of our technology to be essential to maintain our competitive position and to capitalize on market opportunities. We continue to fund essentially all research and development ("R&D") efforts internally.

        A significant focus for our R&D in 2007 was the continued development of our laser projector, the ESLP. We delivered ESLP's in the fourth quarter of 2005 to the Air Force and began delivery of the ESLP to planetariums in 2006 and 2007. Efforts to improve production process, performance and reliability of the laser projector will continue through 2008. In addition we are exploring the potential application of the ESLP technology in new markets through partnering and licensing arrangements.

        R&D efforts are also underway to develop Digistar 4 ("D4") the next generation of our popular image generator, the D3, a key component to our digital display systems. We are also beginning to explore the possibility of other commercial applications for D4 technology.

Dependence on Suppliers

        Most of our current parts and assemblies are readily available through multiple sources in the open market; however, a limited number are available only from a single source. In these cases, we either stock adequate inventory to cover future product demands, obtain the agreement of the vendor to maintain adequate stock for future demands, or develop alternative components or sources where appropriate. As a result of the challenges in producing a key component of the ESLP, we have made a considerable effort to develop other components using alternative techniques and technology.

Employees

        As of December 31, 2007, Evans & Sutherland and its subsidiaries employed a total of 124 persons of which 114 were employed fulltime.

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

Forward-Looking Statements and Associated Risks

        This annual report, including all documents incorporated herein by reference, includes certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, including, among others, those statements preceded by, followed by or including the words "estimates," "believes," "expects," "anticipates," "plans," "projects," "intends," "predicts," "may," "will," "could," "would," "potential" and similar expressions or the negative of such terms. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II of this annual report on Form 10-K for a list of some of the forward-looking statements included in this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth certain information regarding the executive officers of E&S as of December 31, 2007.

Name	Age	Position
David H. Bateman	65	President and Chief Executive Officer
Paul L. Dailey	51	Chief Financial Officer and Corporate Secretary
Bob Morishita	56	Vice President Human Resources
Kirk D. Johnson	46	Vice President and General Manager of Digital Theater
Bret Winkler	46	General Manager of Advanced Displays
Jonathan A. Shaw	51	President and Chief Executive Officer of Spitz, Inc.

        David H. Bateman was appointed President and Chief Executive Officer of E&S in February 2007. Mr. Bateman joined E&S as Director of Business Operations in May 1998. He was appointed Vice

President—Business Operations in March 2000 and Interim President and Chief Executive Officer and a member of the Board of Directors in June 2006.

        Paul L. Dailey was appointed Chief Financial Officer and Corporate Secretary of E&S in February 2007. He became an executive officer of E&S in August 2006 when he was appointed Acting Chief Financial Officer and Corporate Secretary. Prior to his appointments at E&S, Mr. Dailey served as Executive Vice President, Chief Financial Officer and Corporate Secretary of E&S's subsidiary, Spitz Inc. where he started as Controller in 1983. Mr. Dailey is a Certified Public Accountant.

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

        Brett Winkler was appointed General Manager of Advanced Displays in September 2007. He has held various engineering and management positions throughout his service at E&S since 1996.

        Jonathan A. Shaw was appointed President and Chief Executive Officer of E&S's subsidiary, Spitz Inc. in November 2001 where he held various management positions since 1985.

ITEM 2.    PROPERTIES

        Our principal executive, engineering, manufacturing and operations facilities are located in the University of Utah Research Park in Salt Lake City, Utah, where we own three buildings totaling approximately 68,000 square feet. The buildings are located on land leased from the University of Utah with an initial term of 40 years or longer.

        Spitz owns and occupies an approximately 47,000 square-foot building on approximately 15.2 acres in Chadds Ford, Pennsylvania. The property serves as collateral under Spitz's debt agreements through a mortgage granted to First Keystone Bank.

ITEM 3.    LEGAL PROCEEDINGS

        On October 18, 2007 we filed a breach of contract action (the "Complaint") in Federal District Court in Salt Lake City, Utah against a company (the "Defendant") which we had engaged to provide certain intellectual property rights and product development services under a Development and Cross License Agreement (the "Agreement"). On October 9, 2007, the Defendant delivered a letter alleging that we breached the Agreement for failure to pay a $400 minimum royalty in accordance with the terms of the Agreement, and that the alleged breach was cause for termination of the Agreement. The Defendant was never formally served with the Complaint. In January 2008 we settled the matter when both parties agreed to terminate the Agreement and enter into a new research and development agreement.

        In the normal course of business, we may have various legal claims and other contingent matters. We know of no legal claims or other contingent matters outstanding that would have a material adverse effect on our consolidated financial condition, liquidity or results of operations. No other material legal proceedings terminated during the fourth quarter of fiscal year 2007.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock trades on the Nasdaq Stock Market under the symbol "ESCC." On March 6, 2008, there were 678 holders of record of our common stock. Because brokers and other institutions hold many of our shares on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

        We have never paid a cash dividend on our common stock and have used retained earnings for the operation and expansion of our business. Currently we have an accumulated deficit. For the foreseeable future, we intend to follow our policy of retaining any future earnings to finance the development and growth of our business.

        Additional information required by this item is incorporated by reference to the table captioned Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2007 in Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of Part III of this annual report on Form 10-K.

        The table below presents the high and low bids per share on the Nasdaq Stock Market by quarter for 2007 and 2006. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	2007		2006
	High	Low	High	Low
First Quarter	$4.73	$2.88	$7.91	$4.69
Second Quarter	3.44	2.24	6.50	4.85
Third Quarter	2.57	1.65	5.60	4.06
Fourth Quarter	2.07	1.01	4.60	3.65

ITEM 6.    NOT APPLICABLE

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and notes included in Item 8 "Financial Statements and Supplementary Data" of this annual report on Form 10-K. Information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements. See "Forward-Looking Statements" below for additional information concerning these items. All dollar amounts are in thousands unless otherwise indicated.

Executive Summary

        The sale of our simulation business and the acquisition of Spitz, Inc. ("Spitz") in 2006 set the stage in 2007 to focus on improving our digital theater business and developing new opportunities for our advance display products. In this first full year of this new endeavor we began to realize the benefits from the synergy between our digital theater business and Spitz. Revenue and operations from the digital theater with Spitz significantly improved in 2007. Although the continuing research and development efforts for our advanced display products prevented us from achieving profitability, the loss from continuing operations showed improvement in each quarter of 2007. Our improved performance resulted from a higher volume of sales for all of the Company's products as well as progress on the delivery and acceptance of the Evans & Sutherland Laser Projector ("ESLP") for digital theater customer projects.

        Development of our laser projector products continues with the objective of improving key components that will facilitate more efficient production and performance reliability. Although development efforts have improved the performance of the ESLP, further advances will be required and are expected in order to continue the positive progress in 2008. We also expect significant progress harmonizing Spitz products with our digital theater products to create more cohesive product offerings in 2008 and beyond.

        Efforts are also underway to update our popular image generator system, Digistar 3 ("D3") with the next generation named Digistar 4 ("D4"). The D3 is a key component to our digital display systems and enjoys great loyalty among its many users. The D4 will offer many new exciting features for the markets currently targeted by this product. We are also beginning to explore the possibility of other commercial applications for D4 technology.

        Late in 2006 we began to explore potential opportunities for our laser technology in new markets. These activities continued in 2007 and have shown some promising opportunities that were delayed by development challenges and issues related to certain intellectual property licenses. The intellectual property issues were resolved in early 2008 providing the opportunity to continue the pursuit of new market opportunities. Our success in the development of these new opportunities is the critical element in our plan to create profitable growth of our business.

Acquisition of Spitz, Inc.

        On April 28, 2006, the Company completed the acquisition of Spitz by acquiring all outstanding shares of Spitz common stock from Transnational Industries, Inc. ("Transnational") pursuant to a stock purchase agreement (the "Stock Purchase Agreement"), dated as of February 7, 2006, by and between the Company and Transnational. Consideration under the Stock Purchase Agreement consisted of 412,500 unregistered shares of the Company's Common Stock, $0.20 par value, subject to a post-closing share adjustment depending on the average trading price of the Company's common stock for the

60-day period prior to registration of the shares issued at closing. Pursuant to a Registration Rights Agreement between the Company, Spitz, and Transnational, E&S was required to use its best efforts to register those shares of stock issued as consideration for the outstanding stock of Spitz. Registration of the shares issued to Transnational became effective on November 9, 2006 and the Company issued an additional 84,948 shares in accordance with the post-closing adjustment. Based on the average closing price of the Company's common stock for the period two days prior and two days after the day the agreement was announced, the value of the total shares issued is $2,814. Transaction costs were $70 and stock registration costs were $30. The purchase price was determined in arms-length negotiations between the Company and Transnational and we believe it is a nontaxable transaction. The Company plans to continue to operate Spitz as a wholly owned subsidiary. Spitz designs, manufactures and supports visual systems for planetariums, science centers and entertainment venues and provides unique domes and similarly shaped structures for specialized architectural applications.

Sale of Simulation Business

        On May 26, 2006, we sold substantially all of the assets and certain liabilities primarily related to our commercial and military simulation businesses and related service operations (the "Simulation Business") to certain subsidiaries of Rockwell Collins, Inc., a Delaware corporation ("Rockwell Collins"), pursuant to an asset purchase agreement (the "Asset Purchase Agreement"), dated as of February 7, 2006, by and between the Company and Rockwell Collins. In connection with the completion of the sale of the Simulation Business, on May 26, 2006 the Company entered into a laser projection systems agreement (the "Laser Agreement") with Rockwell Collins and Rockwell Collins Simulation & Training Solutions LLC, pursuant to which the Company has agreed to provide, and grant exclusive and non-exclusive intellectual property licenses to use and sell, laser projection systems in connection with the Simulation Business and certain related businesses of Rockwell Collins. The transaction contemplated by the Asset Purchase Agreement and the Laser Agreement (the "Transaction") was approved by the Company's shareholders at a combined annual and special meeting of shareholders held on May 25, 2006.

        The aggregate consideration contemplated in the Transaction was $71,500 in cash, consisting of the $66,500 purchase price under the Asset Purchase Agreement (the "Asset Purchase Price") for the assets primarily related to the Simulation Business and $5,000 under the Laser Agreement. On May 26, 2006, the closing date of the sale of the Simulation Business, Rockwell Collins paid the Company $59,500 under the terms of the Asset Purchase Agreement, and deposited $10,000 (consisting of the remaining $7,000 of the Asset Purchase Price and $3,000 under the Laser Agreement) in escrow pursuant to an escrow agreement (the "Escrow Agreement"), dated as of May 26, 2006, by and between the Company, Rockwell Collins and U.S. Bank National Association, as escrow agent. The Laser Agreement requires Rockwell Collins to pay the remaining $2,000 of consideration in the Transaction directly to the Company upon the completion of certain performance milestones by the Company. Under the terms of the Escrow Agreement, the deposited amount was placed in escrow to secure (i) any post-closing reduction in the Asset Purchase Price under the Asset Purchase Agreement, (ii) the Company's indemnification obligations under the Asset Purchase Agreement and (iii) the Company's obligations (not to exceed $3,000 of the escrowed funds) to meet specified milestones under the Laser Agreement. The escrowed funds are to be released in installments as set forth in the Escrow Agreement, subject to the passage of time and the Company fulfilling requirements of the Escrow Agreement. In connection with the sale of our Simulation Business, we agreed to indemnify Rockwell Collins for any losses from breaches of the representations, warranties or covenants we made in the Asset Purchase Agreement that occur within certain periods after the closing.

        The Asset Purchase Agreement provided for an adjustment to the Asset Purchase Price based on the value, calculated in accordance with the terms of the Asset Purchase Agreement, of the net assets delivered at the closing date (the "Closing Net Assets"). Based on the value of the Closing Net Assets calculated by the Company and Rockwell Collins under the procedures set forth in the Asset Purchase Agreement, the Asset Purchase Price has been adjusted by $4,800 resulting in an adjusted Asset Purchase Price of $61,700. In accordance with the terms of the Escrow Agreement, in March 2007, $200 of the $7,000 held for the Asset Purchase Price was released to the Company and $4,800 was released to Rockwell Collins. The remaining $2,000 held for the Asset Purchase Price was released to E&S under the Escrow Agreement on July 3, 2007. As of December 31, 2007, the Company has recorded all of the proceeds for the adjusted Asset Purchase Price under the transaction for a total of $61,700.

        Remaining consideration from the Transaction not recorded consists of the $3,000 to be released from escrow plus the $2,000 payable by Rockwell Collins upon the achievement of certain milestones under the Laser Agreement. We believe that we have achieved the milestone which requires Rockwell Collins to pay the $2,000 not held in escrow. We have requested payment of $2,000 from Rockwell Collins; however, Rockwell Collins has disputed our achievement of the milestone and is currently refusing to make the payment. On January 18, 2008, Rockwell Collins filed a claim with the escrow agent seeking payment of $42 from the $3,000 held in escrow representing the first installment of liquidated damages under the Laser Agreement alleging that we failed to meet performance milestones under the Laser Agreement. On January 23, 2008, we filed with the escrow agent our objection to Rockwell Collins' claim and by separate letter to Rockwell Collins, demanded commencement of formal dispute resolution proceedings pursuant to the terms of the Laser Agreement. There is no assurance that we will be successful in collecting the proceeds in escrow and the additional payment from Rockwell Collins.

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

Results of Operations

Consolidated Sales and Backlog

        The following table summarizes our consolidated sales for fiscal year:

	2007	2006
Sales	$26,219	$15,048

        Sales increased 74% from 2006 to 2007 due to an overall increase in new orders and deliveries, including deliveries of the ESLP. Also contributing to the increase was a full year of Spitz revenue in 2007 compared to eight months of Spitz revenue in 2006. Efforts continue to resolve the development challenges related the ESLP. We expect continuing progress on the development of the ESLP to yield higher revenue in 2008, although there is no assurance that we will achieve the desired results.

        On December 31, 2007, our revenue backlog was $28,509 compared with $20,408 on December 31, 2006. We anticipate that approximately 89% of the 2007 backlog will be converted to sales in 2008. The improved backlog with continuing strong sales prospects are expected to provide higher revenue in 2008.

Gross Profit

        The following table summarizes our gross profit and the percentage to total sales during fiscal year:

	2007	2006
Gross profit	$8,456	$3,606
Gross profit percentage	32%	24%

        The increase in gross profit from 2006 to 2007 was driven primarily by deliveries of the ESLP, favorable contract performance, the sale of licensing rights to ESLP intellectual properties, and the use of inventory previously reserved for obsolescence. The positive influences on gross margin were partially offset by additional costs to complete ongoing ESLP projects.

Selling, General & Administrative Expenses

	2007	2006
Selling, general and administrative ("SG&A")	$8,204	$10,141

        SG&A expenses decreased 19% from 2006 compared to 2007 due primarily to $1,394 of charges in 2006 related to the separation agreement entered into with our prior Chief Executive Officer, and a decrease in stock option compensation expense of $632 due to the accelerated vesting of options in 2006 as a result of the Asset Purchase Agreement. We expect SG&A expenses to remain at a similar level in 2008.

Research and Development Expenses

	2007	2006
Research and development ("R&D")	$9,361	$9,071

        R&D expense increased 3% in 2007 compared to 2006. We expect R&D expense to remain at a similar level in 2008 due to development efforts on our laser projection technology and our D4 product with the goal of reaching new markets.

Other Income and Expense

        The following table summarizes our other income and expense during fiscal year:

	2007	2006
Interest income	686	926
Interest expense	(270)	(370)
Other expense	(9)	(340)

Total other income (expense), net	$407	$216

        Interest income in 2007 decreased 26% compared to 2006 due to the reduction in our average cash balances earning interest income during 2007. Interest expense in 2007 decreased 27% compared to 2006, primarily due to reduced borrowings under the Spitz line of credit. In 2007 we had other expense of $9 compared to other expense of $340 in 2006. This was due to primarily to $366 of loss on disposal of property, plant and equipment in 2006.

Income Taxes

        Income tax benefit (expense) consisted of the following:

	2007	2006
Income tax (expense) benefit from continuing operations	$853	$5,910
Income tax (expense) benefit from discontinued operations	—	2,775
Income tax expense from gain on sale of discontinued operations	(760)	(9,057)

Income tax (expense) benefit	$93	$(372)

        The income tax benefit of $93 in 2007 was a decrease to the 2006 income tax expense from the gain on sale of the Simulation Business. The income tax expense of $372 for 2006 is primarily attributable to tax on the gain from the sale of the Simulation Business.

Liquidity and Capital Resources

Outlook

        In 2007, we received $2.2 million representing the remaining proceeds from the adjusted Asset Purchase Price from sale of the Simulation Business. We also collected significant advance payments on new customer contracts. These funds strengthen our liquidity position as we enter 2008 and help fund our working capital needs.

        Circumstances that could materially affect liquidity in 2008 include, but are not limited to: (i) successfully delivering new technologies and products, (ii) meeting 2008 forecasted sales levels with favorable payment terms, and (iii) continuing to contain costs and expenses.

        We expect the current cash balance and cash generated from the sale of our products to fund our planned needs in the short term as we continue to invest heavily in research and development. For the long term, we believe that improved cash from operations will fund our planned needs. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that our sources of funds will be sufficient to meet our liquidity needs or that we will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Cash Flow

	Years Ended December 31,
	2007	2006
Net cash provided by (used in):
Operating activities	$(2,675)	$21,345
Investing activities	(804)	(1,017)
Financing activities	(794)	(19,385)

Increase (decrease) in cash and cash equivalents	$(4,273)	$943

        Cash and cash equivalents decreased $4,273 to $11,276 during 2007, primarily as a result of cash used in operating activities. Cash and cash equivalents increased $943 in 2006 as a result of the proceeds from the sale of the Simulation Business which were used for the redemption of convertible subordinated notes, funding of retirement plans and in other operating activities..

Operating Activities

        Operating activities used $2,675 of cash during 2007. Net cash used in continuing operating activities was $4,237, which was primarily attributable to $5,696 absorbed by the net loss from continuing operations after the effect of $2,153 for non-cash items. This was partially offset by cash provided from changes in working capital of $1,459. Significant changes in working capital that provided cash included a decrease in accounts receivable and an increase in net billings in excess of cost and profit along with customer deposits. Together these items represent the favorable payment terms on new customer projects booked in 2007. Significant changes in working capital that used cash included a decrease in accrued liabilities primarily due to payment of accrued severance for the former CEO.

        Operating activities provided $21,345 of cash during 2006. This resulted primarily from net cash provided by discontinued operations of $48,719. Net cash used by continuing operating activities was $27,374, which is primarily attributable to the following: the decrease in prepaid retirement expenses of $5,560 and the decrease in the accrued pension and retirement liability of $12,848 (which included $11,348 of funding for the pension plan and $5,550 of funding for the SERP with proceeds from the sale of the Simulation Business), net loss from continuing operations of $6,229 (decreased for non-cash items of $3,251), and a decrease in working capital of $2,737. Accounts receivable increased due to several large contract billings outstanding as of the end of 2006. Inventories increased due to costs incurred on several customer contracts at the end of the year and an increase in purchases of laser projector components in 2006. Accounts payable decreased in 2006 due to non-recurring accounts payable outstanding at 2005 including legal fees related to the sale of the Simulation Business, the net settlement of a sales tax audit and significant contract costs incurred at the end of 2005. Accrued liabilities increased primarily due to accrued contractual damages and accrued severance for the former CEO. Customer deposits also increased in 2006 due to the timing of contract payments received during the year.

Investing Activities

        Investing activities used $804 of cash during 2007 primarily due to purchases of property, plant and equipment.

        Investing activities used $1,017 of cash during 2006 primarily due to purchases of property, plant and equipment of $2,024, partially offset by cash provided by discontinued investing activities of $1,056. The purchases of property, plan and equipment of $2,024 included acquisition of information technology infrastructure and software and remodeling of the new corporate offices.

Financing Activities

        Financing activities used $794 of cash during 2007 primarily due to $700 of repayment on the Spitz line of credit agreement and $94 of payments on long-term debt and capital leases.

        Financing activities used $19,385 of cash during 2006 primarily due to discontinued financing activities of $18,015, which reflects the redemption of convertible subordinated notes with proceeds from the sale of the Simulation Business. Other financing activities included $1,526 of net repayments on the line of credit and long-term debt partially offset by $253 of proceeds of common stock from the exercise of stock options.

Credit Facilities

        On August 24, 2007 the Company entered into an agreement to reinstate, under modified terms, a Line of Credit Agreement (the "Credit Agreement") which had matured on June 30, 2007. The Credit Agreement permits borrowings of up to $1,100 to fund Spitz' working capital requirements. The primary modifications to the previous terms consist of a reduction in the per annum interest rate from one-half percent (0.5%) above the Wall Street Journal Prime Rate to the amount equal to the Wall Street Journal Prime Rate, the elimination of minimum balance deposit requirements and the removal of the limitation placed on borrowings by an asset based formula. As of December 31, 2007 there were no borrowings outstanding under the Credit Agreement.

        The ability to issue letters of credit and bank guarantees is important to our business as sales in countries other than in North America and Western Europe have increased. In many countries, letters of credit and bank guarantees are required as part of all sales contracts. Letters of credit and bank guarantees are issued to ensure our performance to third parties.

        The Company has finance arrangements which facilitate the issuance of letters of credit and bank guarantees. Under the terms of the arrangements, we are required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit or bank guarantees issued, plus other amounts necessary to adequately secure our obligations with the financial institution. As of December 31, 2007, we had outstanding letters of credit and bank guarantees of $1,424. Letters of credit that expire in 2008, 2009 and 2010 were $1,312, $92 and $20, respectively.

Mortgage Note

        As of December 31, 2007, Spitz had a $2,844 obligation under a mortgage note payable ("Mortgage Note") issued on January 14, 2004. The Mortgage Note requires repayment in monthly installments of principal and interest over twenty years. On each third anniversary of the mortgage note, the interest rate is adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve ("3YCMT"). The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original twenty-year term. The monthly installment for the first three years was $23 and included interest at 5.75% per annum. On January 14, 2007, the 3YCMT was 4.81% and the interest rate on the Mortgage Note adjusted to 7.81% per annum. As a result of the interest rate adjustment, the monthly installment amount was adjusted to $26. The 3YCMT as of December 31, 2007 was 3.07%. The Mortgage Note is secured by the real property acquired with the proceeds of the note pursuant to a Mortgage and Security Agreement. The Mortgage Note and Credit Agreement contain cross default provisions whereby the default of either agreement will result in the default of both agreements. On March 30, 2007, the Company executed a Guarantee of Spitz' obligation under the Mortgage Note in consideration for the replacement of the requirement of annual audited financial statements of Spitz under the Mortgage Note and Credit Agreement with the annual audited financial statements of the Company.

Other

        In 2008, we expect capital expenditures similar to 2007. There were no material capital expenditure commitments at the end of 2007, nor do we anticipate any over the next several years.

        Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock. As of March 7, 2008, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors. No shares were repurchased during 2007 or 2006. Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

        We also maintain trade credit arrangements with certain suppliers. The unavailability of a significant portion of, or the loss of, these trade credit arrangements from suppliers would have a material adverse effect on our financial condition and operations.

        If we were unable to make timely deliveries of products pursuant to the terms of various agreements with third parties or certain of our contracts were adversely impacted for failure to meet delivery requirements, we may be unable to meet our anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term and long-term basis.

        We believe our existing cash, restricted cash, letter of credit availability under our current arrangement, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations. At December 31, 2007, our total indebtedness was $2,844 due on the mortgage note. Our cash and restricted cash, subject to various restrictions set forth in this annual report on Form 10-K, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise

Effects of Inflation

        The effects of inflation were not considered material during fiscal years ended 2007 and 2006, and are not expected to be material for the fiscal year ending 2008.

Application of Critical Accounting Estimates

        The application of the accounting estimates discussed below is considered by management to be critical to an understanding of our financial statements. Their application places significant demands on management's judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting estimates are described in the following paragraphs. A summary of significant accounting policies can be found in Note 1 "Nature of Operations and Summary of Significant Accounting Policies" of Item 8 "Financial Statements and Supplementary Data" in this annual report on Form 10-K. For all of these policies, management cautions that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

        Billings on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings. As a result, these differences are recorded as an asset or liability on the balance sheet. Since revenue recognized on these long-term contracts includes management's estimates of total anticipated costs, the amounts in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts also include these estimates.

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

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157 ("SFAS No. 157"), "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles ("GAAP") and expands disclosures about fair value measurements. This statement was adopted by the Company effective January 1, 2008. The Company believes the adoption of SFAS No. 157 was not material to its consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, ("SFAS No. 158") "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R." SFAS No. 158 requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans as of the end of the fiscal year ending after December 15, 2006, for public companies. SFAS No. 158 requires that companies recognize actuarial gains and losses, prior service costs, and any remaining transition amounts from the initial application of Statements 87 and 106 when recognizing a plan's funded status, with the offset to accumulated other comprehensive income. SFAS No. 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The new measurement-date requirement will not be effective until fiscal years ending after December 15, 2008. The Company adopted the provisions of this statement as of December 31, 2006.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations" and SFAS No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51." SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning January 1, 2009. Early adoption is not permitted. The Company believes the impact of SFAS No. 141R and SFAS 160 will not have a material effect on its consolidated financial statements.

Forward-Looking Statements

        The foregoing contains "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, including among others, those statements preceded by, followed by or including the words "estimates," "believes," "expects," "plans," "projects," and similar expressions.

        These forward looking statements include, but are not limited to, the following statements:

  •
  Our belief that the acquisition of Spitz and the continued success of our ESLP product will allow us to gain market share in digital theaters and that we may be able to grow the Spitz dome business in 2008 and future years.

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

  •
  Our belief that our products are performing well, that we will meet all our delivery requirements, and as a result we will incur no damages or penalties for late deliveries in 2008.

  •
  Our belief that capital expenditures during 2008 will be similar to the capital expenditures incurred during 2007.

  •
  Our belief that there is no consistent, inherent seasonal pattern to our business.

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

  •
  Our belief that we will perform under the conditions of our letters of credit and therefore incur no losses with respect to these letters of credit in 2008 or future years.

  •
  Our belief that the effects of inflation will not be material for fiscal year 2008.

  •
  Our belief that any inherent risk that may exist in our foreign transactions is not material.

  •
  Our belief that most of our backlog will be converted to sales in 2008.

  •
  Our belief that our 2008 orders will continue to be strong.

  •
  Our belief that our SG&A expenses will be similar to 2007 levels.

  •
  Our belief that existing cash balances along with future cash from operations will fund our requirements in 2008.

  •
  Our belief that for years beyond 2008 existing cash balances along with future cash from operations will fund our planned needs in the short term as we invest in research and development related to our laser projector products and our belief that for the long term, our cash from operations will fund our planned needs.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$11,276	$15,549
Restricted cash	1,312	633
Accounts receivable, net	3,525	5,698
Costs and estimated earnings in excess of billings on uncompleted contracts	2,375	1,366
Inventories, net	7,360	6,713
Prepaid expenses and deposits	1,652	1,644

Total current assets	27,500	31,603
Property, plant and equipment, net	12,010	12,689
Prepaid retirement expenses	5,568	5,831
Goodwill	635	635
Intangible assets, net	766	950
Other assets	130	55

Total assets	$46,609	$51,763

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,126	$2,104
Accrued liabilities	4,510	6,260
Billings in excess of costs and estimated earnings on uncompleted contracts	5,055	1,976
Customer deposits	5,039	4,234
Current portion of long-term debt	92	793

Total current liabilities	16,822	15,367
Deferred rent obligation	1,785	1,727
Long-term debt	2,752	2,845
Pension and retirement obligations	10,117	9,442

Total liabilities	31,476	29,381

Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,441,666 and 11,441,666 shares issued, respectively	2,288	2,288
Additional paid-in-capital	54,109	53,759
Common stock in treasury, at cost, 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(28,162)	(21,875)
Accumulated other comprehensive loss	(8,393)	(7,081)

Total stockholders' equity	15,133	22,382

Total liabilities and stockholders' equity	$46,609	$51,763

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2007	2006
Sales	$26,219	$15,048
Cost of sales	17,763	11,442

Gross profit	8,456	3,606

Expenses:
Selling, general and administrative	8,204	10,141
Research and development	9,361	9,071

Operating expenses	17,565	19,212

Operating loss	(9,109)	(15,606)

Interest income	686	926
Interest expense	(270)	(370)
Other income (expense)	(9)	(340)

Total other income	407	216

Loss from continuing operations before income taxes	(8,702)	(15,390)
Income tax benefit	853	5,910

Net loss from continuing operations	(7,849)	(9,480)

Income (loss) from discontinued operations, net of tax	323	(4,178)
Gain on sale of discontinued operations, net of tax	1,239	35,643

Net income from discontinued operations	1,562	31,465

Net income (loss)	$(6,287)	$21,985

Net income (loss) per common share—basic:
Loss per common share from continuing operations	$(0.71)	$(0.88)
Income per common share from discontinued operations	0.14	2.91

Net income (loss) per common share	$(0.57)	$2.03

Basic weighted average common shares outstanding	11,089	10,826
Net income (loss) per common share—diluted:
Loss per common share from continuing operations	$(0.71)	$(0.87)
Income per common share from discontinued operations	0.14	2.90

Net income (loss) per common share	$(0.57)	$2.03

Diluted weighted average common shares outstanding	11,089	10,847

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock
			Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount					Total
Balance at December 31, 2005	10,885	$2,177	$49,814	$(4,709)	$(43,860)	$(9,877)	$(6,455)
Components of comprehensive income:
Net income	—	—	—	—	21,985	—	21,985
Unrealized gains on marketable securities	—	—	—	—	—	271	271
Foreign currency translation	—	—	—	—	—	220	220
Decrease in minimum pension liability	—	—	—	—	—	2,305	2,305

Total comprehensive income							24,781

Issuance of common stock	60	12	241	—	—	—	253
Issuance of shares to acquire Spitz	497	99	2,684	—	—	—	2,783
Stock-based compensation	—	—	1,020	—	—	—	1,020

Balance at December 31, 2006	11,442	2,288	53,759	(4,709)	(21,875)	(7,081)	22,382

Components of comprehensive loss:
Net loss	—	—	—	—	(6,287)	—	(6,287)
Unrealized losses on marketable securities	—	—	—	—	—	(107)	(107)
Increase in minimum pension liability	—	—	—	—	—	(1,205)	(1,205)

Total comprehensive loss							(7,599)

Stock-based compensation	—	—	350	—	—	—	350

Balance at December 31, 2007	11,442	$2,288	$54,109	$(4,709)	$(28,162)	$(8,393)	$15,133

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss from continuing operations	$(7,849)	$(9,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,681	1,486
Stock compensation	350	1,020
(Gain) loss on disposal of property, plant and equipment	(14)	551
Provision for (recovery of) losses on accounts receivable	(36)	142
Provision for excess and obsolete inventory	338	6
Gain on sale of investments	(332)	—
Other	166	46
Changes in assets and liabilities:
Decrease (increase) in restricted cash	(791)	1,204
Decrease (increase) in accounts receivable	2,209	(2,752)
Increase in inventories	(1,075)	(3,731)
Decrease in costs and estimated earnings in excess of billings on uncompleted contracts, net	2,070	527
Decrease (increase) in prepaid expenses and deposits	172	(5)
Decrease (increase) in prepaid retirement expenses	488	(5,560)
Decrease in accounts payable	(121)	(1,530)
(Decrease) increase in accrued liabilities	(1,768)	1,669
Decrease in accrued pension and retirement liabilities	(530)	(12,848)
Increase in customer deposits	805	1,881

Net cash used in continuing operating activities	(4,237)	(27,374)

Net cash provided by discontinued operating activities	1,562	48,719

Net cash provided by (used in) operating activities	(2,675)	21,345

Cash flows from investing activities:
Purchases of property, plant and equipment	(818)	(2,024)
Proceeds from sale of property, plant and equipment	14	30
Cash acquired in Spitz acquisition	—	149
Purchase of intangible assets	—	(350)
Increase in other assets	—	122

Net cash used in continuing investing activities	(804)	(2,073)

Net cash provided by discontinued investing activities	—	1,056

Net cash used in investing activities	(804)	(1,017)

Cash flows from financing activities:
Net repayments on line of credit agreement	(700)	(1,526)
Principal payments on long-term debt and capital leases	(94)	(97)
Proceeds from issuance of common stock	—	253

Net cash used in continuing financing activities	(794)	(1,370)

Net cash used in discontinued financing activities	—	(18,015)

Net cash used in financing activities	(794)	(19,385)

Net change in cash and cash equivalents	(4,273)	943
Cash and cash equivalents at beginning of year	15,549	14,606

Cash and cash equivalents at end of year	$11,276	$15,549

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$252	$950
Income taxes	179	72

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All dollar amounts are in thousands except per share information or unless otherwise indicated.

Note 1—Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

        Evans & Sutherland Computer Corporation, referred to in these notes as "Evans & Sutherland," "E&S," "we," "us," "our" or the "Company," produces visual systems used to rapidly and accurately display images. We design, manufacture, market and support our visual systems for various applications, including planetariums, science centers and entertainment venues. Our products and solutions range from the visual systems generated by a desktop PC to what we believe are the most advanced visual systems in the world. The Company operates as one segment, which is the visual simulation market.

Basis of Presentation

        Evans & Sutherland's fiscal year ends on December 31. The consolidated financial statements include the accounts of Evans & Sutherland and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management's most difficult and subjective judgments include revenue recognition based on the percentage-of completion method, inventory reserves, accruals for liquidated damages and late penalties, allowance for doubtful accounts, income tax valuation allowance, restructuring charges, impairment of long-lived assets, pension and retirement obligations and useful lives of depreciable assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three or fewer months to be cash equivalents. The Company maintains cash balances in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant risk with respect to cash. As of December 31, 2007, cash deposits exceeded the federally insured limits by approximately $12,361.

Restricted Cash

        Restricted cash that guarantees issued letters of credit that mature or expire within one year is reported as a current asset. Restricted cash that guarantees issued letters of credit that mature or expire in more than one year are reported as long-term other assets. Long-term restricted cash at December 31, 2007 and 2006 was $112 and $0, respectively, included in other assets.

Trade Accounts Receivable

        In the normal course of business, we provide unsecured credit terms to our customers. Accordingly, we maintain an allowance for doubtful accounts for possible losses on uncollectible accounts receivable. We routinely analyze accounts receivable and costs and estimated earnings in excess of billings, and consider history, customer creditworthiness, facts and circumstances specific to outstanding balances, current economic trends, and payment term changes when evaluating adequacy of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Nature of Operations and Summary of Significant Accounting Policies (Continued)

the allowance for doubtful accounts. Changes in these factors could result in material differences to bad debt expense. Past due balances are reviewed individually for collectability. Uncollectible accounts receivable are charged against the allowance for doubtful accounts only after exhaustive efforts have been made to collect and with management's approval.

        The table below represents changes in our allowance for doubtful receivables during fiscal year:

	2007	2006
Beginning balance	$328	$62
Acquisition of Spitz	—	138
Provision for (reduction in) losses on accounts receivable	(36)	142
Charges against the reserve	—	(14)

Ending balance	$292	$328

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

        Inventories net of reserves at fiscal year-end were as follows:

	2007	2006
Raw materials	$4,794	$3,990
Work-in-process	2,537	2,723
Finished goods	29	—

Total inventories, net	$7,360	$6,713

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Nature of Operations and Summary of Significant Accounting Policies (Continued)

estimated useful lives of property, plant and equipment and the total accumulated depreciation and amortization were as follows at December 31:

	Estimated useful lives	2007	2006
Land	n/a	$2,250	$2,250
Buildings and improvements	35-40 years	11,077	10,945
Manufacturing machinery and equipment	3 to 8 years	6,031	5,726
Office furniture and equipment	8 years	808	812

Total		20,166	19,733
Less accumulated depreciation and amortization		(8,156)	(7,044)

Total property, plant and equipment, net		$12,010	$12,689

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Nature of Operations and Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        Our sales include revenue from system hardware, software, database products and service contracts. The following table provides information on revenue by recognition method applied during fiscal years:

	2007	2006
Percentage-of-completion	$14,770	$6,883
Completed contract	10,047	6,706
Other	1,402	1,459

Total sales	$26,219	$15,048

        Percentage-of-Completion.    In arrangements that are longer in term and require significant production, modification or customization, revenue is recognized in accordance with the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"), using the percentage-of-completion method. In applying the provisions of SOP 81-1, we utilize cost-to-cost methodology whereby we estimate the percent complete by calculating the ratio of costs incurred (consisting of material, labor and subcontracting costs, as well as an allocation of indirect costs) to management's estimate of total anticipated costs. This ratio is then utilized to determine the amount of gross profit earned based on management's estimate of total estimated gross profit at completion. We routinely review estimates related to percentage-of-completion contracts and adjust for changes in the period revisions are made. Billings on uncompleted percentage-of-completion contracts may be greater than or less than incurred costs and estimated earnings and are recorded as an asset or liability in the accompanying consolidated balance sheets.

        In those arrangements where software is a significant component of the contract, the Company applies the guidance of Statement of Position 97-2 "Software Revenue Recognition," which allows for use of the percentage-of-completion method as described above.

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

Note 1—Nature of Operations and Summary of Significant Accounting Policies (Continued)

Net Income (Loss) per Common Share

        Net income (loss) per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options are potentially common stock equivalents.

        Basic income or loss per common share is based upon the average number of shares of common stock outstanding during the period. Diluted net income per common share in 2006 includes the effect of 21 dilutive shares from stock options deemed to be common stock equivalents. There were no dilutive shares in 2007. Potentially dilutive securities from stock options are discussed in Note 11.

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

Other Comprehensive Loss

        We have applied the provisions of SFAS No. 109, "Accounting for Income Taxes," to our gains and losses included in other comprehensive loss but excluded them from our net income or loss. On a net basis for 2007 and 2006, there was a deferred income tax asset as a result of the items reflected in comprehensive loss. However, in applying SFAS No. 109 we determined that it is more likely than not that we will not realize such net deferred income tax assets and have therefore established a valuation allowance against the full amount of the net deferred income tax asset. Accordingly, the net income tax effect of the items included in other comprehensive loss is zero. Therefore, we have included no income tax expense or benefit in relation to items reflected in other comprehensive loss.

        The components of accumulated other comprehensive loss was as follows as of December 31:

	2007	2006
Additional minimum pension liability	$(8,558)	$(7,352)
Net unrealized holding gains on investments	165	271

Total accumulated other comprehensive loss	$(8,393)	$(7,081)

Leases

        We recognize scheduled rent increases on a straight-line basis over the lease term, which may include optional lease renewal terms, and deferred rent income and expense are recognized to reflect the difference between the rent paid or received in the current period and the calculated straight-line amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Nature of Operations and Summary of Significant Accounting Policies (Continued)

Goodwill

        In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company tests its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company's overall business and significant negative industry or economic trends. Future impairment reviews may require write-downs in the Company's goodwill and could have a material adverse impact on the Company's operating results for the periods in which such write-downs occur.

Fair Value of Financial Instruments

        The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of their short maturity. The carrying value of the long-term debt discussed in Note 8 equates to its carrying value because the interest rates of the debt approximate market interest rates at the reporting periods.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles ("GAAP") and expands disclosures about fair value measurements. This statement was adopted by the Company effective January 1, 2008. The Company believes the adoption of SFAS No. 157 was not material to its consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R" ("SFAS No. 158"). SFAS No. 158 requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans as of the end of the fiscal year ending after December 15, 2006, for public companies. SFAS No. 158 requires that companies recognize actuarial gains and losses, prior service costs, and any remaining transition amounts from the initial application of Statements 87 and 106 when recognizing a plan's funded status, with the offset to accumulated other comprehensive income. SFAS No. 158 requires fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The new measurement-date requirement will not be effective until fiscal years ending after December 15, 2008. The Company adopted the provisions of this statement as of December 31, 2006.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations" and SFAS No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51." SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning January 1, 2009. Early adoption is not permitted. The Company believes the impact of SFAS 141R and SFAS 160 will not have a material effect on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Nature of Operations and Summary of Significant Accounting Policies (Continued)

Reclassifications

        The Prepaid pension and retirement asset and Pension retirement obligations liability which were reported as a separate asset and liability in the financial statements included in the 10-K for the year ended December 31, 2006 have been reclassified and reported as a net liability in accordance with SFAS No. 158. Certain other amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

Note 2—Discontinued Operations

        On May 26, 2006, we sold substantially all of the assets and certain liabilities primarily related to our commercial and military simulation businesses and related service operations (the "Simulation Business") to certain subsidiaries of Rockwell Collins, Inc., a Delaware corporation ("Rockwell Collins"), pursuant to an asset purchase agreement (the "Asset Purchase Agreement"), dated as of February 7, 2006, by and between the Company and Rockwell Collins. In connection with the sale of the Simulation Business, on May 26, 2006 the Company entered into a laser projection systems agreement (the "Laser Agreement") with Rockwell Collins and Rockwell Collins Simulation & Training Solutions LLC, pursuant to which the Company has agreed to provide, and grant exclusive and non-exclusive intellectual property licenses to use and sell, laser projection systems in connection with the Simulation Business and certain related businesses of Rockwell Collins. The transaction contemplated by the Asset Purchase Agreement and the Laser Agreement (the "Transaction") was approved by the Company's shareholders at a combined annual and special meeting of shareholders held on May 25, 2006.

        The aggregate consideration contemplated in the Transaction was $71,500 in cash, consisting of the $66,500 purchase price under the Asset Purchase Agreement (the "Asset Purchase Price") for the assets primarily related to the Simulation Business and $5,000 under the Laser Agreement. On May 26, 2006, the closing date of the sale of the Simulation Business, Rockwell Collins paid the Company $59,500 under the terms of the Asset Purchase Agreement, and deposited $10,000 (consisting of the remaining $7,000 of the Asset Purchase Price and $3,000 under the Laser Agreement) in escrow pursuant to an escrow agreement (the "Escrow Agreement"), dated as of May 26, 2006, by and between the Company, Rockwell Collins and U.S. Bank National Association, as escrow agent. The Laser Agreement required Rockwell Collins to pay the remaining $2,000 of consideration in the Transaction directly to the Company upon the completion of certain performance milestones by the Company. Under the terms of the Escrow Agreement, the deposited amount was placed in escrow to secure (i) any post-closing reduction in the Asset Purchase Price under the Asset Purchase Agreement, (ii) the Company's indemnification obligations under the Asset Purchase Agreement and (iii) the Company's obligations (not to exceed $3,000 of the escrowed funds) to meet specified milestones under the Laser Agreement. The escrowed funds are to be released in installments as set forth in the Escrow Agreement, subject to the passage of time and the Company fulfilling requirements of the Escrow Agreement. In connection with the sale of our Simulation Business, we agreed to indemnify Rockwell Collins for any losses from breaches of the representations, warranties or covenants we made in the Asset Purchase Agreement that occur within certain periods after the closing.

        The Asset Purchase Agreement provided for an adjustment to the Asset Purchase Price based on the value, calculated in accordance with the terms of the Asset Purchase Agreement, of the net assets delivered at the closing date (the "Closing Net Assets"). Based on the value of the Closing Net Assets calculated by the Company and Rockwell Collins under the procedures set forth in the Asset Purchase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Discontinued Operations (Continued)

Agreement, the Asset Purchase Price has been adjusted by $4,800 resulting in an adjusted Asset Purchase Price of $61,700. In accordance with the terms of the Escrow Agreement, in March 2007, $200 of the $7,000 held for the Asset Purchase Price was released to the Company and $4,800 was released to Rockwell Collins. The remaining $2,000 held for the Asset Purchase Price was released to E&S under the Escrow Agreement on July 3, 2007. As of December 31, 2007, the Company has recorded all of the proceeds for the adjusted Asset Purchase Price under the transaction for a total of $61,700.

        Remaining consideration from the Transaction not recorded consists of the $3,000 to be released from escrow plus the $2,000 payable by Rockwell Collins upon the achievement of certain milestones under the Laser Agreement. We believe that we have achieved the milestone which requires Rockwell Collins to pay the $2,000 not held in escrow. We have requested payment of $2,000 from Rockwell Collins; however, Rockwell Collins has disputed our achievement of the milestone and is currently refusing to make the payment. On January 18, 2008, Rockwell Collins filed a claim with the escrow agent seeking payment of $42 from the $3,000 held in escrow representing the first installment of liquidated damages under the Laser Agreement alleging that we failed to meet performance milestones under the Laser Agreement. On January 23, 2008, we filed with the escrow agent our objection to Rockwell Collins' claim and by separate letter to Rockwell Collins, demanded commencement of formal dispute resolution proceedings pursuant to the terms of the Laser Agreement. There is no assurance that we will be successful in collecting the proceeds in escrow and the additional payment from Rockwell Collins.

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

Cash consideration under Asset Purchase Agreement		$66,500
Adjustment to Asset Purchase Price due to Closing Net Asset computation	(4,800)
Transaction costs	(607)

Net proceeds		61,093
Book value of assets acquired by Rockwell Collins		(33,115)
Book value of liabilities assumed by Rockwell Collins		18,722

Gain before income taxes		46,700
Income taxes		(9,816)

Total net gain recorded from January 1, 2006 through December 31, 2007		$36,882

        The net gain on the sale of the Simulation Business was recorded in the following periods:

Net gain on the sale for the year ended December 31, 2006	$35,643
Net gain on the sale for the year ended December 31, 2007	1,239

Total net gain on the sale for the years ended December 31, 2006 and 2007	$36,882

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Discontinued Operations (Continued)

        Summarized results of operations for the Simulation Business included as income (loss) from discontinued operations, net of tax, in the accompanying condensed consolidated statements of operations for the years ended December 31 were as follows:

	2007	2006
Sales	$—	$18,661
Cost of sales	—	13,515

Gross profit	—	5,146
Operating income (expense)	323	(12,023)
Gain on assets held for sale	—	407

Operating income (loss)	323	(6,470)
Other expense, net	—	(483)

Income (loss) before income taxes	323	(6,953)
Income tax benefit	—	2,775

Net income (loss) from discontinued operations	$323	$(4,178)

Note 3—Acquisition

        On April 28, 2006, the Company completed the acquisition of Spitz, Inc. ("Spitz") by acquiring all outstanding shares of Spitz common stock from Transnational Industries, Inc. ("Transnational") pursuant to a stock purchase agreement (the "Stock Purchase Agreement"), dated as of February 7, 2006, by and between the Company and Transnational. Consideration under the Stock Purchase Agreement consisted of 412,500 unregistered shares of the Company's Common Stock, $0.20 par value, subject to a post-closing share adjustment depending on the average trading price of the Company's common stock for the 60-day period prior to registration of the shares issued at closing. Pursuant to a Registration Rights Agreement between the Company, Spitz, and Transnational, the Company was required to use its best efforts to register those shares of stock issued as consideration for the outstanding stock of Spitz. Registration of the shares issued to Transnational became effective on November 9, 2006 and the Company issued an additional 84,948 shares in accordance with the post-closing adjustment. Based on the average closing price of the Company's Common Stock for the period two days prior and two days after the day the agreement was announced, the value of the total shares issued is $2,814. Transaction costs were $70 and stock registration costs were $30. The purchase price was determined in arms-length negotiations between the Company and Transnational and we believe it is a nontaxable transaction. The Company plans to continue to operate Spitz as a wholly owned subsidiary. Spitz designs, manufactures and supports visual systems for planetariums, science centers and entertainment venues and provides unique domes and similarly shaped structures for specialized architectural applications. The transaction has been accounted for as a purchase and the operations of Spitz have been consolidated with the operations of the Company effective May 1, 2006 in the accompanying consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisition (Continued)

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

Cash and restricted cash	$491
Accounts receivable	1,919
Costs and estimated earnings in excess of billings on uncompleted contracts	388
Inventories	1,015
Prepaid expenses and deposits	192
Property, plant and equipment	5,745
Other assets	87
Accounts payable	(722)
Accrued liabilities	(917)
Deferred revenue	(435)
Billings in excess of costs and estimated earnings on uncompleted projects	(1,205)
Loans and other long-term debt, less current portion	(5,259)
Definite-lived intangibles (see Note 4)	950
Goodwill	635

Total consideration including estimated acquisition costs	$2,884

Note 4—Intangible Assets and Goodwill

        Intangible assets and goodwill consisted of the following as of December 31, 2007 and 2006:

		December 31,
		2007		2006
	Weighted Avg. Amortization Period in Years
Class		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer backlog	1.0	$320	$(320)	$320	$(285)
Maintenance and legacy customers	10.0	350	(72)	350	(29)
Planetarium shows	10.0	280	(61)	280	(24)
Intellectual property rights	5.0	350	(81)	350	(12)

Total	8.2	$1,300	$(534)	$1,300	$(350)

        Amortization expense for the years ended December 31, 2007 and 2006 was $184 and $350, respectively. Goodwill of $635 consists of the excess of the purchase consideration paid in the acquisition of Spitz (see Note 3) over the fair value of the net assets acquired. The Company has made its annual assessment of impairment of goodwill and has concluded that the value of goodwill is not impaired as of December 31, 2007.

        Customer backlog, maintenance and legacy customers and planetarium shows represent the value of definite-lived intangibles that were identified in the acquisition of Spitz.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Intangible Assets and Goodwill (Continued)

        In November 2006, the Company acquired certain intellectual property rights to protect the application of certain processes in the use of its products for cash payments totaling $350.

        Estimated future amortization expense is as follows:

	December 31,
Class
	2008	2009	2010	2011	2012	Thereafter
Maintenance and legacy customers	$39	$39	$35	$35	$31	$100
Planetarium shows	36	34	31	25	25	68
Intellectual property rights	70	70	70	58	—	—

Total	$145	$143	$136	$118	$56	$168

Note 5—Costs and Estimated Earnings on Uncompleted Contracts

        Comparative information with respect to uncompleted contracts at fiscal year-end:

	2007	2006
Total accumulated costs and estimated earnings on uncompleted contracts	$22,339	$20,833
Less total billings on uncompleted contracts	(25,019)	(21,443)

	$(2,680)	$(610)

        The above amounts are reported in the consolidated balance sheets as follows:

	2007	2006
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,375	$1,366
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,055)	(1,976)

	$(2,680)	$(610)

Note 6—Leases

        We occupy real property and use certain equipment under lease arrangements that are accounted for as operating leases. Our real property leases contain escalation clauses. Rental expense for all operating leases for 2007 and 2006 was $364 and $265, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Leases (Continued)

        Future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Fiscal year
2008	$238
2009	192
2010	186
2011	197
2012	197
Thereafter	4,891

Total	$5,901

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

Supplemental Executive Retirement Plan

        We maintain an unfunded Supplemental Executive Retirement Plan ("SERP"). The SERP provides eligible executives defined pension benefits, outside our pension plan, based on average salary, years of service and age at retirement. The SERP was amended in 2002 to discontinue further SERP gains from future salary increases and close the SERP to new participants.

401(k) Deferred Savings Plan

        We have a deferred savings plan that qualifies under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all employees of the Company who have at least one year of service and who are age 18 or older. We make matching contributions on employee contributions after the employee has achieved one year of service. We may also make extra matching contributions based on our profitability and other financial and operational considerations. No extra matching contributions have been made to date. Our contributions to the 401(k) plan for 2007 and 2006 were $210 and $240, respectively.

Executive Savings Plan

        The Executive Savings Plan ("ESP") is an unfunded deferred compensation plan that allows tax-deferred retirement savings beyond the amount that can be contributed to the 401(k) plan. The ESP, a nonqualified plan that does not have the same protections as a qualified 401(k) plan, covers a portion of the management employees. Participants earn matching amounts on their contributions with the same percentage limit as the qualified 401(k) plan. Consistent with the curtailment of the SERP, the ESP was amended in 2002 to permit the Board of Directors to grant additional discretionary contributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Employee Retirement Benefit Plans (Continued)

        We purchase Company-owned life insurance policies insuring the lives of participants in the ESP. The policies accumulate asset values and exist to cover the cost of employee supplemental retirement benefit liabilities. At December 31, 2007 and 2006, prepaid expenses and deposits included our investments in the policies of $953 and $955, respectively.

Obligations and Funded Status

        E&S uses a December 31 measurement date for both the Pension Plan and SERP.

        As of December 31, 2007 and 2006, the projected benefit obligations related to our defined benefit plans were equal to the accumulated benefit obligations, and therefore there were no adjustments to the recorded pension liabilities and accumulated other comprehensive income balances upon adoption of SFAS No. 158. Information concerning the obligations, plan assets and funded status of employee retirement defined benefit plans are provided below:

	Pension Plan		SERP
	2007	2006	2007	2006
Changes in benefit obligation
Projected benefit obligation at beginning of year	$39,948	$43,290	$6,084	$8,919
Service cost	—	—	—	63
Interest cost	2,334	2,400	348	475
Actuarial (gain) loss	(14)	(213)	44	239
Benefits paid	(2,282)	(242)	(581)	(560)
Settlement payments	—	(5,287)	—	(3,052)

Projected benefit obligation at end of year	$39,986	$39,948	$5,895	$6,084

Changes in plan assets
Fair value of plan assets at beginning of year	$36,589	$27,613	$—	$—
Actual return on plan assets	1,456	3,157	—	—
Contributions	—	11,348	581	3,612
Benefits and settlements paid	(2,282)	(5,529)	(581)	(3,612)

Fair value of plan assets at end of year	$35,763	$36,589	$—	$—

Net Amount Recognized
Unfunded status	$(4,222)	$(3,359)	$(5,895)	$(6,084)
Unrecognized net actuarial loss	8,114	6,976	844	824
Unrecognized prior service cost	—	—	(399)	(448)

Net amount recognized	$3,892	$3,617	$(5,450)	$(5,708)

        Amounts recognized in the consolidated balance sheets consist of:

	Pension Plan		SERP
	2007	2006	2007	2006
Accrued liability	$(4,222)	$(3,359)	$(5,895)	$(6,083)
Accumulated other comprehensive income	8,114	6,976	445	376

Net amount recognized	$3,892	$3,617	$(5,450)	$(5,707)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Employee Retirement Benefit Plans (Continued)

Components of net periodic benefit cost

	Pension Plan		SERP
	2007	2006	2007	2006
Service cost	$—	$—	$—	$63
Interest cost	2,334	2,400	348	475
Expected return on assets	(2,843)	(2,350)	—	—
Amortization of actuarial loss	235	335	24	58
Amortization of prior year service cost	—	—	(49)	(53)
Settlement charge	—	923	—	5

Net periodic benefit cost (benefit)	$(274)	$1,308	$323	$548

Additional information

        The increase (decrease) to our unrecognized net actuarial loss recorded in other comprehensive income for the Pension Plan of $1,137 and $(2,279) during 2007 and 2006, respectively, arose from the difference between the accumulated benefit obligation and the accrued pension expense at the end of each year.

        The increase (decrease) to our minimum liability recorded in other comprehensive income for the SERP of $68 and $(26) during 2007 and 2006, respectively, arose from the difference between the accumulated benefit obligation and the accrued pension expense at the end of each year.

Assumptions

        The weighted average assumptions used to determine benefit obligations at December 31, 2007 and 2006, included a discount rate of 6.0% and 6.0%, respectively, for the Pension Plan and SERP. The weighted average assumptions used to determine net periodic cost for years ended December 31, 2007 and 2006 included a discount rate of 6.0% and 6.0%, respectively, for the Pension and SERP. The weighted average assumption used to determine an expected long-term rate of return on Pension Plan assets was 8.0%.

        The long-term rate of return on plan assets was estimated as the weighted average of expected return of each of the asset classes in the target allocation of plan assets. The expected return of each asset class is based on historical market returns.

Pension Plan Assets

        The Pension Plan's weighted-average asset allocations at fiscal year-end, weighted-average planned targeted asset allocations going forward, and expected long-term returns on plan assets are as follows:

Asset allocation category of plan assets	Target %	2007 Actual %	2006 Actual %
Equity securities	60	57.9	59.7
Debt securities	30	31.0	39.6
Real estate	5	5.1	0.0
Other	5	6.0	0.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Employee Retirement Benefit Plans (Continued)

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

        No equity securities of the Company were part of the Pension Plan assets as of December 31, 2007 or 2006.

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

        No contributions are expected to be made to the Pension Plan in 2008. On May 26, 2006, the Company entered an asset purchase agreement with Rockwell Collins, Inc. (see Note 2). Using proceeds from the sale, the Company contributed $11,348 to pension assets during September 2006 in order to meet a funding obligation for plan years 2005 and 2006.

        Also using proceeds from the sale, the Company contributed $5,550 to the SERP plan to meet its change of control provision. The Company invested these funds in debt and equity securities that have been classified and accounted for as available-for-sale securities. At December 31, 2007 and 2006, the investment was reported at its fair market value of $5,568 and $5,831, respectively, and was classified as prepaid retirement expenses. There was $166 and $271 of unrealized gain (loss) relating to this asset recorded in accumulated other comprehensive income as of December 31, 2007 and 2006, respectively. The Company expects to contribute and pay benefits of approximately $589 related to the SERP in 2008. This contribution is expected to be made by liquidating the investments classified as prepaid retirement expenses. As a result of the change in control and termination of certain employees, the Company recorded a termination charge of $255 during 2006.

Estimated future benefit payments

        The following benefit payments are expected to be paid based on actuarial estimates and prior experience:

Fiscal years	Pension Plan	SERP
2008	$1,583	$589
2009	1,762	618
2010	1,983	611
2011	2,168	571
2012	2,454	435
2013-2017	17,135	2,055

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Long-term Debt

        Long-term debt consists of the following as of December 31:

	2007	2006
Mortgage note payable due in monthly installments of $26 including interest at 7.81% through January 1, 2024; payment and rate subject to adjustment every 3 years, next adjustment January 14, 2010	$2,844	$2,930
Revolving credit note payable	—	700
Capitalized lease obligations	—	8

Total debt	2,844	3,638
Less current portion	(92)	(793)

Long term debt, less current portion	$2,752	$2,845

        Principal maturities on total debt are scheduled to occur in the following years:

2008	$92
2009	101
2010	108
2011	117
2012	126
Thereafter	2,300

Total debt	$2,844

Line of Credit

        On August 24, 2007 the Company entered into an agreement to reinstate, under modified terms, a Line of Credit Agreement (the "Credit Agreement") which had matured on June 30, 2007. The Credit Agreement permits borrowings of up to $1,100 which are used to fund Spitz' working capital requirements. The primary modifications to the previous terms consist of a reduction in the per annum interest rate from one-half (0.5%) above the Wall Street Prime Rate to the amount equal to the Wall Street Prime Rate, the elimination of minimum balance deposit requirements and the removal of the limitation placed on borrowings by an asset based formula. As of December 31, 2007 there were no borrowings outstanding under the Credit Agreement.

        The Company has finance arrangements which facilitate the issuance of letters of credit and bank guarantees. Under the terms of the arrangements, we are required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit or bank guarantees issued, plus other amounts necessary to adequately secure our obligations with the financial institution. As of December 31, 2007, we had outstanding letters of credit and bank guarantees of $1,424.

Mortgage Note

        The mortgage note payable represents the balance on a $3,200 note ("Mortgage Note") issued on January 14, 2004 by Spitz. The Mortgage Note requires repayment in monthly installments of principal and interest over twenty years. On each third anniversary of the mortgage note, the interest rate is adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Long-term Debt (Continued)

published by the United States Federal Reserve ("3YCMT"). The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original twenty-year term. The monthly installment for the first three years was $23 and included interest at 5.75% per annum. On January 14, 2007, the 3YCMT was 4.81% and the interest rate on the Mortgage Note adjusted to 7.81% per annum. As a result of the interest rate adjustment, the monthly installment amount was adjusted to $26. The 3YCMT as of December 31, 2007 was 3.07%. The Mortgage Note is secured by the real property acquired with the proceeds of the note pursuant to a Mortgage and Security Agreement. The Mortgage Note and Credit Agreement contain cross default provisions whereby the default of either agreement will result in the default of both agreements. On March 30, 2007, the Company executed a Guarantee of Spitz' obligation under the Mortgage Note in consideration for the replacement of the requirement of annual audited financial statements of Spitz under the Mortgage Note and Credit Agreement with the annual audited financial statements of the Company.

Note 9—Income Taxes

        The income tax benefit of $93 for 2007 represents adjustments to foreign income taxes accrued in 2006. The income tax expense of $372 for 2006 is primarily attributable to estimated tax on the gain from the sale of the Simulation Business.

        The actual expense (benefit) differs from the expected tax expense (benefit) as computed by applying the U.S. federal statutory income tax rate of 35 percent, during fiscal year:

	2007	2006
Tax (expense) benefit at U.S. federal statutory rate	$2,233	$(7,798)
Gains of foreign subsidiaries	93	(450)
Adjustment to prior years' tax provisions	—	147
State taxes (net of federal income tax benefit)	180	(620)
Research and development tax credits	(7,642)	—
Change in valuation allowance attributable to operations	5,348	8,605
Other, net	(119)	(256)

Tax (expense) benefit	$93	$(372)

        Income tax (expense) benefit consisted of the following:

	2007	2006
Income tax benefit from continuing operations	$853	$5,910
Income tax benefit from discontinued operations	—	2,775
Income tax expense from gain on sale of discontinued operations	(760)	(9,057)

Tax (expense) benefit	$93	$(372)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of fiscal year-end:

	2007	2006
Deferred income tax assets:
Plant and equipment, principally due to differences in depreciation	$443	$211
Inventory reserves and other inventory related temporary basis differences	786	633
Warranty, vacation, deferred rent and other liabilities	1,511	1,894
Retirement liabilities	2,299	2,373
Net operating loss carryforwards	58,951	58,996
Credit carryforwards	1,466	6,408
Other	762	1,046

Total deferred income tax assets	66,218	71,561
Less valuation allowance	(65,975)	(71,324)

Net deferred income tax assets	243	237

Deferred income tax liabilities:
Intangible assets	(243)	(237)

Total deferred income tax liabilities	(243)	(237)

Net deferred income tax assets and liabilities	$—	$—

        Worldwide income (loss) before income taxes consisted of the following:

	2007	2006
United States	$(6,264)	$19,856
Foreign	(116)	2,501

Total	$(6,380)	$22,357

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes (Continued)

        Income tax (expense) benefit consisted of the following:

	2007	2006
Current
U.S. federal	$—	$—
State	—	(20)
Foreign	93	(352)

Total	$93	$(372)

Deferred
U.S. federal	(6,187)	(7,583)
State	40	(1,116)
Foreign	799	(197)

Total	(5,348)	(8,896)
Valuation allowance increase (decrease)	5,348	8,896

Total	$—	$—

        We have total federal net operating loss carryforwards of approximately $154,400 which expire from 2008 through 2027. Approximately $850 of federal net operating loss carryforwards expired in 2007. We have various federal tax credit carryforwards of approximately $1,500, a portion of which expire between 2012 and 2017. We also have state net operating loss carryforwards of approximately $127,700 that expire depending on the rules of the various states to which the loss or credit is allocated.

        During the year ended December 31, 2007 the valuation allowance on deferred income tax assets decreased by approximately $5,348. During the year ended December 31, 2006, the valuation allowance on deferred income tax assets decreased by approximately $8,896. Valuation allowances were established according to our belief that it is more likely than not that these net deferred income tax assets will not be realized.

        The Company adopted the provisions of SFAS Interpretation 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS 5, "Accounting for Contingencies." As required by FIN 48, which clarifies SFAS 109, "Accounting for Income Taxes," the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company impaired approximately $6 million of deferred tax assets related to research and experimentation tax credits, which had a full valuation allowance and therefore did not result in a reduction to the January 1, 2007, balance of retained earnings. The amount of unrecognized tax benefits as of January 1, 2007, was $6 million. That amount includes unrecognized tax benefits which, if ultimately recognized would not have an impact to the Company's annual effective tax rate due to the full valuation allowance. The Company is subject to audit by the IRS and various states dating back to 1992.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Commitments and Contingencies

Research and Development Arrangement

        In December 2005, we entered into a research and development agreement (the "2005 R&D Agreement") with a third party under which we paid $1,720 and $1,290 during the years ended December 31, 2007 and 2006, respectively. The 2005 R&D Agreement was terminated in January 2008, when we entered into a new research and development agreement (the "2008 R&D Agreement") with the same third party. Under the 2008 R&D Agreement, the Company has agreed to pay $320 at signing and $70 a month until certain milestones are achieved under the agreement. E&S may terminate the agreement by giving two months' notice and by paying a minimum of $400 of monthly fees in addition to the $320 that was due and paid at signing. An additional $600 will become due if and when the third party achieves all of the milestones of the agreement. The Company also has a royalty obligation under the 2008 R&D Agreement of 4% of the net sales of the licensed product sold by the Company, with an annual minimum royalty of $400. Because the agreement relates to technology that is under development and has not reached technological feasibility, all payments made under the agreement are expensed as research and development as incurred.

Other

        As of December 31, 2007, we had outstanding letters of credit and bank guarantees of $1,424. Letters of credit that expire in 2008, 2009 and 2010 were $1,312, $92 and $20, respectively.

Note 11—Stock Option and Stock Purchase Plan

Stock Option Plan

        In 2004, shareholders approved the adoption of the 2004 Stock Incentive Plan of Evans & Sutherland Computer Corporation ("2004 Plan"), which expires in 2014. The 2004 Plan is a stock incentive plan that provides for the grant of options and restricted stock awards to employees and for the grant of options to non-employee directors. Under the 2004 Plan non-employee directors receive an annual option grant for no more than 10,000 shares. New non-employee directors receive an option grant for no more than 10,000 shares upon their appointment or election. In addition, with the adoption of this plan no additional options can be issued under any of the prior stock-based plans. The 2004 Plan establishes a minimum exercise price for options of 110% of fair market value on the date of grant. Restricted stock awards may be qualified as a performance-based award that conditions a participant's award upon achievement by the Company or its subsidiaries of performance goals established by our Board of Directors' Compensation Committee.

        The number of shares, terms, and exercise period of option grants are determined by the Board of Directors on an option-by-option basis. Options generally vest ratably over three years and expire ten years from the date of grant. As of December 31, 2007, options to purchase 537,955 shares of common stock were authorized and reserved for future grant.

        Upon execution of the Asset Purchase Agreement (see Note 2), all options outstanding under the 2004 Plan on February 7, 2006 were subject to accelerated vesting and became fully vested by their terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock Option and Stock Purchase Plan (Continued)

        A summary of activity follows (shares in thousands):

	2007		2006
	Number of shares	Weighted- average exercise price	Number of shares	Weighted- average exercise price
Outstanding at beginning of year	1,917	$9.59	2,226	$10.38
Granted	167	3.55	315	6.59
Exercised	—		(57)	4.27
Cancelled	(523)	9.51	(567)	11.61

Outstanding at end of year	1,561	8.97	1,917	9.59

Exercisable at year end	1,267	9.92	1,609	10.17

Weighted average fair value of options granted during the year	$1.24		$2.39

        As of December 31, 2007, options exercisable and options outstanding had a weighted average remaining contractual term of 3.2 and 4.3 years, respectively, and no aggregate intrinsic value.

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2007	2006
Expected life (in years)	2.6	2.6
Risk free interest rate	4.3%	4.8%
Expected volatility	63%	65%
Dividend yield	—	—

        Expected option lives and volatilities are based on historical data of the Company. Our risk free interest rate is calculated as the average US Treasury bill rate that corresponds with the option life. Historically, the Company has not declared dividends and there are no future plans to do so.

        During the year ended December 31, 2006 the total intrinsic value of options exercised was $72. As of December 31, 2007, there was approximately $241of total unrecognized share-based compensation cost related to grants under our plans that will be recognized over a weighted-average period of 1 year.

        Share-based compensation expense from awards under the 2004 Plan for the year ended December 31, 2007 and 2006 was approximately $350 and $1,020, respectively. Option grants accounted for $317 of the 2006 share-based compensation expense while $228 was due to modifications to our former chief executive officer's option grants as a result of his 2006 separation agreement, and $474 was due to the accelerated vesting of options on February 7, 2006 as a result of the Asset Purchase Agreement executed on February 7, 2006 as discussed in Note 2.

Stock Purchase Plan

        The Company also had an employee stock purchase plan under which a maximum of 800,000 shares of common stock could be purchased by eligible employees. This plan allowed employees to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock Option and Stock Purchase Plan (Continued)

have up to 10% of their gross pay withheld each pay period to purchase the Company's common stock at 85% of the market value of the stock at the time of the sale. Under this plan, 2,253 shares were purchased in 2006. The employee stock purchase plan expired on February 20, 2006.

Note 12—Preferred Stock

Class A Preferred Stock

        We have 5,000,000 authorized shares of Class A Preferred Stock. As of December 31, 2007 and 2006, there were no Class A Preferred shares of stock outstanding. Prior to 1998, we had reserved 300,000 shares of Class A Preferred Stock as Series A Junior Preferred Stock under a shareholder rights plan which expired in November 1998. In November 1998, the Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of common stock of E&S for shareholders of record on November 19, 1998, and for all future issuances of common stock. The Rights are not currently exercisable or transferable apart from the common stock and do not have voting rights or rights to receive dividends. Each Right entitles the registered holder to purchase from E&S one thousandth of a share of Preferred Stock at a price per share of $60.00, subject to adjustment. The Rights will be exercisable ten business days following a public announcement of a person or group of affiliated persons acquiring beneficial ownership of 15% or more of our outstanding common shares or following the announcement of a tender offer or exchange offer upon the consummation of which would result in the beneficial ownership by a person or group of affiliated persons of 15% or more of the outstanding E&S stock. The Rights may be redeemed by E&S at a price of $0.01 per Right before November 30, 2008.

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

Class B Preferred Stock

        We have 5,000,000 authorized shares of Class B Preferred Stock. As of December 31, 2007 and 2006, no shares were outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Geographic Information

        The table below presents sales by geographic location of our customers during the fiscal year. Sales within individual countries greater than 10% of consolidated sales are shown separately:

Region or Country	2007	2006
United States	$15,360	$7,064
Europe	1,440	3,719
Asia	8,117	2,624
North America (excluding U.S.)	527	1,291
Other	775	350

Total sales	$26,219	$15,048

Note 14—Significant Customers

        For the years ended December 31, 2007 and December 31, 2006, no individual customer provided 10% or more of total revenue. At December 31, 2007, accounts receivable from Customer A and B were 40% and 11% of total accounts receivable, respectively. At December 31, 2006, accounts receivable from Customers C, D and A were 19%, 14% and 14%, of total accounts receivable, respectively.

        At December 31, 2007 Customer E had costs and estimated earnings in excess of billings that represented 11% of total costs and estimated earnings in excess of billings. At December 31, 2006, Customers C and F had costs and estimated earnings in excess of billings that represented 21% and 14% of total costs and estimated earnings in excess of billings, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Evans & Sutherland Computer Corporation

We have audited the accompanying consolidated balance sheets of Evans & Sutherland Computer Corporation (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Evans & Sutherland Computer Corporation as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Tanner LC

Salt Lake City, Utah
March 7, 2008

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in therules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

        Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

        During the quarter ended December 31, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Certain information required by Item 401 of Regulation S-K will be included under the caption "Election of Directors" in the Proxy Statement for our 2008 Annual Meeting of Shareholders and that information is incorporated herein by reference. Information required by Item 405 of Regulation S-K will be included under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for our 2008 Annual Meeting of Shareholders and that information is incorporated herein by reference. Certain information required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant." The information required by Item 407(a) of Regulation S-K will be included under the caption "Election of Directors" in the Proxy Statement for our 2008 Annual Meeting of Shareholders and that information is herein incorporated by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item will be included under the captions "Executive Compensation" and "Election of Directors" in the Proxy Statement for our 2008 Annual Meeting of Shareholders and that information is herein incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 403 of Regulation S-K will be included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for our 2008 Annual Meeting of Shareholders and that information is herein incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2007

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,561,915	$8.97	537,955
Equity compensation plans not approved by security holders	—	—	—

Total	1,561,915	$8.97	537,955

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 404 of Regulation S-K will be included under the caption "Certain Relationships and Related Party Transactions" in the Proxy Statement for our 2008 Annual Meeting of Shareholders and that information is herein incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 will be included under the caption "Report of the Audit Committee of the Board of Directors" in the Proxy Statement for our 2008 Annual Meeting of Shareholders and that information is herein incorporated by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       List of documents filed as part of this report

    1.
    Financial Statements

      The following consolidated financial statements are included in Part II, Item 8 of this report on Form 10-K.

      •
      Consolidated Balance Sheets as of December 31, 2007 and 2006

      •
      Consolidated Statement of Operations for each of the years in the three-year period ended December 31, 2007

      •
      Consolidated Statements of Stockholders' Equity and Comprehensive Loss for each of the years in the three-year period ended December 31, 2007

      •
      Consolidated Statement of Cash Flows for each of the years in the three-year period ended December 31, 2007

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

      4.3
      Second Amendment to Rights Agreement dated as of August 13, 2004 between Evans & Sutherland Computer Corporation and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to Evans & Sutherland Computer Corporation's Form 8-K filed on August 16, 2004, and incorporated herein by this reference.

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

      10.3
      Evans & Sutherland Computer Corporation 2004 Stock Incentive Plan, filed as Annex A to Evans & Sutherland's Form 14A, SEC File No. 001-14667, filed on April 19, 2004 and incorporated herein by this reference.

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

      10.8
      Employment agreement between Evans & Sutherland Computer Corporation and Kirk Johnson, dated August 26, 2002, filed as Exhibit 10.14 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

      10.9
      Employment Agreement, dated February 8, 2006, by and between Evans & Sutherland Computer Corporation and Jonathan Shaw, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

      10.10
      Employment Agreement dated February 8, 2006, by and between Evans & Sutherland Computer Corporation and Paul Dailey, filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

      10.11
      Separation and Release Agreement, dated June 8, 2006, by and between Evans & Sutherland Computer Corporation and James R. Oyler, filed as Exhibit 10.3 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

      10.12
      Agreement and Release of ADEA Claims, dated June 8, 2006, by and between Evans & Sutherland Computer Corporation and James R. Oyler, filed as Exhibit 10.4 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

      10.13
      Employment Agreement, dated August 26, 2002, by and between Evans & Sutherland Computer Corporation and David H. Bateman, filed as Exhibit 10.13 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

      Other material contracts

      10.14
      Confidential Settlement Agreement and Mutual Release, dated December 28, 2005, by and between Evans & Sutherland Computer Corporation and Federal Insurance Company, filed as Exhibit 10.21 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

      10.15
      Asset Purchase Agreement, dated February 7, 2006, by and between Evans & Sutherland Computer Corporation and Rockwell Collins, Inc. filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation's Form 8-K filed February 9, 2006, and incorporated herein by this reference.

      10.16
      Stock Purchase Agreement, dated February 7, 2006, by and among Evans & Sutherland Computer Corporation, Spitz, Inc., and Transnational Industries, Inc. filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation's Form 8-K filed February 9, 2006, and incorporated herein by this reference.

      10.17
      Line of Credit Agreement, dated April 28, 2006, between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.4 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

      10.18
      Line of Credit Note, dated April 28, 2006, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed here with filed as Exhibit 10.6 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

      10.19
      Guaranty, dated April 28, 2006, by Evans and Sutherland Computer Corporation, filed as Exhibit 10.7 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

      10.20
      Pledge Agreement, dated April 28, 2006, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.8 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

      10.21
      Security Agreement, dated April 28, 2006, by and between Spitz, Inc., filed here with filed as Exhibit 10.9 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

      10.22
      Open-end Mortgage and Security Agreement, dated April 28, 2006, by and between Spitz, Inc., filed as Exhibit 10.10 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

      10.23
      First Modification Agreement to Line of Credit Agreements, dated July 28, 2006, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.11 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

      10.24
      Credit Agreement between Evans & Sutherland Computer Corporation and Wells Fargo Bank, National Association effective December 1, 2006, filed as Exhibit 10.24 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

      10.25
      Mortgage Note dated January 14, 2004, of Transnational Industries, Inc. and Spitz, Inc. to First Keystone Bank filed as Exhibit 10.25 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

      10.26
      Open-End Mortgage and Security Agreement dated January 14, 2004, between Spitz, Inc. and First Keystone Bank filed as Exhibit 10.26 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

      10.27
      Loan Agreement dated as January 14, 2004, between First Keystone Bank, Transnational Industries, Inc. and Spitz, Inc filed as Exhibit 10.27 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

      10.28
      First Modification Agreement to Mortgage Loan Agreements, dated March 30, 2007, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.28 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

      10.29
      Second Modification Agreement to Line of Credit Agreements, dated March 30, 2007, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and

        First Keystone Bank, filed as Exhibit 10.29 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

      10.30
      Guaranty, dated March 30, 2007 by Evans and Sutherland Computer Corporation, filed as Exhibit 10.30 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

      10.31
      Third Modification Agreement to Line of Credit Agreements, dated August 24 2007, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed herein.

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

EVANS & SUTHERLAND COMPUTER CORPORATION
March 7, 2008	By:	/s/ DAVID H. BATEMAN David H. Bateman Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID H. BATEMAN David H. Bateman	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2008
/s/ PAUL L. DAILEY Paul L. Dailey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2008
/s/ DAVID J. COGHLAN David J. Coghlan	Chairman of the Board	March 7, 2008
/s/ WILLIAM SCHNEIDER, JR. William Schneider, Jr.	Director	March 7, 2008
/s/ JAMES P. MCCARTHY James P. McCarthy	Director	March 7, 2008