Form 10-Q
period 2008-03-28
EVANS & SUTHERLAND COMPUTER CORP
filed 2008-05-06
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended March 28, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on April 25, 2008 was 11,089,199.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended March 28, 2008

PART I – FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

 (In thousands, except share amounts)

	March 28,	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$8,468	$11,276
Restricted cash	1,461	1,312
Accounts receivable, less allowances for doubtful receivables of $303 and $292, respectively	5,598	3,525
Costs and estimated earnings in excess of billings on uncompleted contracts	1,559	2,375
Inventories	8,532	7,360
Prepaid expenses and deposits	1,511	1,652
Total current assets	27,129	27,500
Property, plant and equipment, net	11,749	12,010
Prepaid retirement expenses	5,057	5,568
Goodwill	635	635
Intangible assets, net	730	766
Other assets	130	130
Total assets	$45,430	$46,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,756	$2,126
Accrued liabilities	4,061	4,510
Billings in excess of costs and estimated earnings on uncompleted contracts	6,588	5,055
Customer deposits	4,821	5,039
Current portion of long-term debt	94	92
Total current liabilities	17,320	16,822
Deferred rent obligation	1,799	1,785
Long-term debt	2,727	2,752
Pension and retirement obligations	10,028	10,117
Total liabilities	31,874	31,476

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value; authorized 10,000,000 shares; no issued and no outstanding shares	—	—
Common stock, $0.20 par value; 30,000,000 shares authorized; 11,441,666 shares issued	2,288	2,288
Additional paid-in-capital	54,129	54,109
Common stock in treasury, at cost; 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(29,340)	(28,162)
Accumulated other comprehensive loss	(8,812)	(8,393)
Total stockholders’ equity	13,556	15,133
Total liabilities and stockholders’ equity	$45,430	$46,609

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 28,	March 30,
	2008	2007

Sales	$8,174	$4,357
Cost of sales	5,023	2,999
Gross profit	3,151	1,358
Expenses:
Selling, general and administrative	2,071	2,069
Research and development	2,299	2,325
Operating expenses	4,370	4,394
Operating loss	(1,219)	(3,036)
Other income (expense), net	(26)	89
Loss from continuing operations before income taxes	(1,245)	(2,947)
Income tax benefit	93	15
Net loss from continuing operations	(1,152)	(2,932)
Net income (loss) from discontinued operations	(26)	13
Net loss	$(1,178)	$(2,919)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.10)	$(0.26)
Net income (loss) from discontinued operations	$0.00	$0.00
Net loss	$(0.10)	$(0.26)

Weighted average common shares outstanding – basic and diluted:	11,089	11,089

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

 (In thousands)

	Three Months Ended
	March 28,	March 30,
	2008	2007
Cash flows from operating activities:
Net loss from continuing operations	$(1,152)	$(2,932)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	431	422
Stock-based compensation	20	102
Other	2	47
Change in assets and liabilities:
Increase in restricted cash	(149)	(303)
Increase in accounts receivable	(2,085)	(2,300)
Increase in inventories	(1,172)	(1,376)
Decrease in costs and estimated earnings in excess of billings on uncompleted contracts, net	2,349	1,798
Decrease in prepaid expenses and deposits	141	64
Decrease in prepaid retirement expenses	132	47
Decrease in accounts payable	(370)	(283)
Decrease in accrued liabilities	(435)	(1,577)
Decrease in pension and retirement obligations	(89)	(61)
Increase (decrease) in customer deposits	(218)	1,712
Net cash used in continuing operations	(2,595)	(4,640)
Net cash provided by (used in) discontinued operations	(26)	13
Net cash used in operations	(2,621)	(4,627)

Cash flows from investing activities:
Purchases of property, plant and equipment	(164)	(294)
Proceeds from sale of property, plant and equipment	—	5
Net cash used in investing activities	(164)	(289)

Cash flows from financing activities:
Net borrowings on line of credit agreements	—	100
Principal payments on long-term debt	(23)	(30)
Net cash provided by (used in) financing activities	(23)	70

Net change in cash	(2,808)	(4,846)
Cash at beginning of period	11,276	15,549
Cash at end of period	$8,468	$10,703

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$56	$69
Cash paid for income taxes	396	205

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

All currency amounts in thousands unless otherwise indicated.

1.              GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation (the “Company”, “E&S”, “we”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with United States generally accepted accounting principles.  This report on Form 10-Q for the three months ended March 28, 2008, should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows.  The results of operations for the quarterly period ended March 28, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Certain amounts in the 2007 condensed consolidated financial statements and notes have been reclassified to conform to the 2008 presentation.

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

Inventories

Inventories consisted of the following:

	March 28, 2008	December 31, 2007

Raw materials	$5,268	$4,794
Work-in-process	2,505	2,537
Finished goods	759	29

	$8,532	$7,360

Comprehensive Loss

The components of comprehensive loss for the periods presented were as follows:

	Three Months Ended
	March 28,	March 30,
	2008	2007

Net loss	$(1,178)	$(2,919)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(419)	101
Comprehensive loss	$(1,597)	$(2,818)

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.”. This Statement amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes that the future requirements of SFAS 161 will not have a material effect on its consolidated financial statements.

2.              DISCONTINUED OPERATIONS

Net income (loss) from discontinued operations reflects the summarized results of operations from activity remaining in the Simulation Business which was sold in 2006.  Amounts reported consist of operating  income (expense) of $(26) and $13 for the three months ended March 28, 2008 and March 30, 2007, respectively.

3.              NET LOSS PER COMMON SHARE

Net loss per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period.  Stock options are considered to be common stock equivalents.

Basic loss per common share is based upon the weighted average number of shares of common stock outstanding during the period.  There were no dilutive common stock equivalents for the periods presented. Potentially dilutive securities from stock options are discussed in Note 4.

4.              STOCK OPTION PLAN

As of March 28, 2008, options to purchase 376,655 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.

A summary of activity in the stock option plan for the three months ended March 28, 2008 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of shares	Price
Outstanding at beginning of period	1,561	$8.97
Granted	163	1.22
Exercised	—	—
Cancelled	(26)	13.05
Outstanding at end of period	1,698	8.17

Exercisable at end of period	1,326	$9.53

As of March 28, 2008, options exercisable and options outstanding had a weighted average remaining contractual term of 3.3 and 4.6 years, respectively, and had no aggregate intrinsic value.

The Black-Scholes option pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first quarter of 2008 and 2007 were based on estimates at the date of grant as follows:

	Three Months Ended
	March 28, 2008	March 30, 2007
Risk free interest rate	2.8%	4.4%
Dividend yield	0%	0%
Volatility	75%	62%
Expected lives range (in years)	1.6 to 3.6	1.6 to 3.6

Expected option lives and volatilities are based on historical data of the Company.  Our risk free interest rate is calculated as the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no future plans to do so.

No options were exercised during the three months ended March 28, 2008. As of March 28, 2008, there was approximately $208 of total unrecognized share-based compensation cost related to grants under our plan that will be recognized over a weighted-average period of 1.4 years.

Share-based compensation expense included in the statement of operations for the three months ended March 28, 2008 and March 30, 2007 was approximately $20 and $102, respectively.

5.              GEOGRAPHIC INFORMATION

As of March 28, 2008, customer A and customer B made up 22% and 16%, respectively, of accounts receivable.  For the three months ended March 28, 2008, customer C made up 12% of sales.  For the three months ended March 30, 2007, customer D made up 12% of sales.  The following table presents sales by geographic location of our customers.  Sales within areas amounting to greater than 10% of consolidated sales are shown separately:

	Three Months Ended
	March 28, 2008	March 30, 2007

United States	$5,004	$2,274
Europe	488	391
Middle East	221	28
North America (excluding U.S.)	255	304
South America	207	100
Far East	1,999	1,260
Total sales	$8,174	$4,357

6.     EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Pension Plan		Supplemental Executive Retirement Plan
For the three months ended:	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007

Service cost	$—	$—	$—	$—
Interest cost	584	583	84	87
Expected return on assets	(695)	(711)	—	—
Amortization of actuarial loss	86	59	7	6
Amortization of prior year service cost	—	—	(12)	(12)
Net periodic benefit (credit) expense	$(25)	$(69)	$79	$81

Employer Contributions

Using proceeds from the sale of the Simulation Business in 2006, the Company contributed $11,348 to pension assets during September 2006 in order to meet a funding obligation for plan years 2005 and 2006.  Also using proceeds from the sale, the Company contributed $5,550 to the Supplemental Executive Retirement Plan (“SERP”) to meet its change of control provision. The Company invested these funds in debt and equity securities that have been accounted for as available-for-sale securities.  At March 28, 2008, the investment was reported at its fair market value of $5,057, based on quoted market prices of the underlying debt and equity securities and was classified as prepaid retirement expenses. There was $(419) and $101 of unrealized gain (loss) in the first quarter of 2008 and 2007, respectively, recorded as accumulated other comprehensive income, and $40 and $16 of realized gain in the first quarter of 2008 and 2007, respectively, recorded as general and administrative expense.

During the three months ended March 28, 2008, we made contributions to the SERP of $144 by selling $144 of investments recorded as prepaid retirement expenses.  We plan to contribute $445 to the SERP during the remainder of 2008, which is the amount of expected benefit payments for the rest of the year. Future contributions to the SERP are expected to be made by liquidating the prepaid retirement expense investments.  We made no contributions to the pension plan during the first three months of 2008. We do not plan on making any contributions to the pension plan during the remainder of 2008.

7.     GAIN CONTINGENCY

The Laser Agreement executed with Rockwell Collins as part of the Sale of the Simulation Business in 2006 provides that the Company be paid up to $5,000 upon the achievement of certain milestones related to the development of certain laser based products.  Upon achievement of such milestones, up to $3,000 is to be released from escrow plus $2,000 is payable by Rockwell Collins.  We believe that we have achieved the milestone which requires Rockwell Collins to pay the $2,000 not held in escrow.  We have requested payment of $2,000 from Rockwell Collins; however, Rockwell Collins has disputed our achievement of the milestone and is currently refusing to make the payment.  On January 18, 2008, Rockwell Collins filed a claim with the escrow agent seeking payment of $42 from the $3,000 held in escrow representing the first installment of liquidated damages under the Laser Agreement alleging that we failed to meet performance milestones under the Laser Agreement. On January 23, 2008, we filed with the escrow agent our objection to Rockwell Collins’ claim and by separate letter to Rockwell Collins, demanded commencement of formal dispute resolution proceedings pursuant to the terms of the Laser Agreement.  There is no assurance that we will be successful collecting the proceeds in escrow and the additional payment from Rockwell Collins.

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

•      Our belief that most of our backlog will be converted to sales over the next year.

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  Our actual results could differ materially from these forward-looking statements.  Recent trends are not necessarily reliable indicators of future stock prices or financial performance and there can be no assurance that the events contemplated by the forward-looking statements contained in this quarterly report will, in fact, occur.  For further information, refer to the business description and additional risk factors sections included in our Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

All currency amounts are in thousands unless otherwise indicated.

EXECUTIVE SUMMARY

In the first quarter of 2008, revenue from our current digital theater and dome products continued to improve the results of operations.  The gains realized from the improvement in gross profits were invested in product development and business planning activities intended to provide opportunities to sell into new markets.   Notable was the strong revenue and gross profit despite the anticipated absence of significant revenue from the Evans & Sutherland Laser Projector (“ESLP”) in this quarter. The continuing product development and business planning activities sustained operating expenses at a level which offset the gross profit resulting in an operating loss for the quarter.  We anticipate improved results later in 2008 upon the improvement of key components of the ESLP which will facilitate the delivery and acceptance of more customer projects with corresponding higher revenue.

Development of our laser projector products continues with the objective of improving key components that will facilitate more efficient production and performance reliability.   Although development efforts have improved the performance of the ESLP, further advances will be required and are expected in order to continue the positive progress in 2008.

The exploration of potential opportunities for our laser technology in new markets continues in 2008.  Our success in the development of these new opportunities is the critical element in our plan to create profitable growth of our business.

Efforts continued in the first quarter of 2008 toward the collection of all or part of the consideration payable under the Laser Agreement with Rockwell Collins. The Laser Agreement provides that the Company be paid up to $5,000 upon the achievement of certain milestones related to the development of certain laser based products.  We believe that we have achieved the milestone which requires Rockwell Collins to pay the $2,000 not held in escrow.  We have requested payment of $2,000 from Rockwell Collins; however, Rockwell Collins has disputed our achievement of the milestone and is currently refusing to make the payment.  On January 18, 2008, Rockwell Collins filed a claim with the escrow agent seeking payment of $42 from the $3,000 held in escrow representing the first installment of liquidated damages under the Laser Agreement alleging that we failed to meet performance milestones under the Laser Agreement. On January 23, 2008, we filed with the escrow agent our objection to Rockwell Collins’ claim and by separate letter to Rockwell Collins, demanded commencement of formal dispute resolution proceedings pursuant to the terms of the Laser Agreement. We anticipate some visibility on the outcome of this dispute in the second quarter; however, there is no assurance that we will be successful in collecting the proceeds in escrow and the additional payment from Rockwell Collins.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are considered by management to be critical to an understanding of our consolidated financial statements.  Their application places significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  A summary of critical accounting policies can be found in our Form 10-K for the year ended December 31, 2007.  For all of these policies, management cautions that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment.

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

Consolidated Sales

The following table summarizes our consolidated sales:

	For the Three Months Ended
	March 28, 2008	March 30, 2007
Sales	$8,174	$4,357

In the first quarter of 2008 our sales increased 87% compared to the first quarter of 2007 as a result of increased customer orders and increased deliveries of our digital theater and dome products.

Gross Margin

The following table summarizes our gross margin and the percentage to total sales:

	For the Three Months Ended
	March 28, 2008	March 30, 2007
Gross margin	$3,151	$1,358
Gross margin percentage	39%	31%

Our gross margin improved in the first quarter of 2008 compared to the first quarter of 2007 due primarily to  improved production efficiencies for all products. Also, 2007 margins were lowered by increases in estimates to complete ESLP deliveries.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended
	March 28, 2008	March 30, 2007
Sales, general and administrative	$2,071	$2,069
Research and development	2,299	2,325
Operating expenses	$4,370	$4,394

Sales, general and administrative expenses and research and development expenses for the first quarter of 2008 were comparable to the first quarter of 2007.

Other Income and Expense

The following table summarizes our other income and expense:

	For the Three Months Ended
	March 28, 2008	March 30, 2007
Other income (expense), net	$(26)	$89

The first quarter of 2008 reported other expense of $26 compared to other income of $89 in 2007. The $115 change was primarily attributable to a decrease in interest income due to a decrease in cash investments.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

In the first three months of 2008 the $2,595 of cash used in continuing operations was primarily attributable to $1,896 absorbed by fluctuations in working capital.  The remaining $699 of cash used in continuing operations was attributable to the net loss for the three months after the effect of $453 of non-cash items.  Significant fluctuations in working capital in the first three months which absorbed cash included increases in accounts receivable and inventories partly offset by cash provided from increased progress payments received on customer contracts. The fluctuations in working capital for the three month period were within the normal range expected from business activities.

In the first three months of 2008, cash used in our investing activities of $164 was due to purchases of property, plant, and equipment.

In the first three months of 2008, cash used in our financing activities of $23 was due to principal payments on a mortgage note payable.

Credit Facilities

The Company is a party to a Credit Agreement with a commercial bank which permits borrowings of up to $1,100 to fund working capital requirements.  Interest is charged on amounts borrowed at  the Wall Street Prime Rate. As of March 28, 2008 there were no borrowings outstanding under the Credit Agreement.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific bank account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of March 28, 2008, we had outstanding letters of credit and bank guarantees of $1,573.

Mortgage Note

As of March 28, 2008, Spitz had a $2,821 obligation under a mortgage note payable (“Mortgage Note”) issued on January 14, 2004. The Mortgage Note requires repayment in monthly installments of principal and interest over twenty years. On each third anniversary of the mortgage note, the interest rate is adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”). The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original twenty-year term. The current monthly installment is $26 based on an interest rate of 7.81% which was computed from the 3YCMT of 4.81% on January 14, 2007. The interest rate will be subject to adjustment next on January 14, 2010.   The 3YCMT as of March 28, 2008 was 1.79%. The Mortgage Note is secured by the real property acquired with the proceeds of the note pursuant to a Mortgage and Security Agreement. The Mortgage Note and Credit Agreement contain cross default provisions whereby the default of either agreement will result in the default of both agreements. On March 30, 2007, the Company executed a Guarantee of Spitz’ obligation under the Mortgage Note in consideration for the replacement of the requirement of annual audited financial statements of Spitz under the Mortgage Note and Credit Agreement with the annual audited financial statements of the Company.

Other

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of March 28, 2008, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during 2008 or 2007.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

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

We believe our existing cash, restricted cash, line of credit, letter of credit availability under our current arrangement, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations through at least the next twelve months.   At March 28, 2008, our total indebtedness was $2,821, consisting of the balance due on the Mortgage Note.  Our cash and restricted cash, subject to various restrictions, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.  However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.  Accordingly, there can be no assurance that our sources of funds will be sufficient to meet our liquidity needs or that we will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Backlog

On March 28, 2008, our backlog was $27,891 compared with $28,509 at December 31, 2007.

TRADEMARKS USED IN THIS FORM 10-Q

ESLP is a registered trademark of Evans & Sutherland Computer Corporation.  All other products, services, or trade names or marks are the properties of their respective owners.

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There has been no change since December 31, 2007 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended March 28, 2008 or subsequent to that date that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EVANS & SUTHERLAND COMPUTER CORPORATION

Date	May 6, 2008	By:	/s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)