Form 10-Q
period 2008-06-27
EVANS & SUTHERLAND COMPUTER CORP
filed 2008-08-04
CIK 276283

☐

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended June 27, 2008

or

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

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on July 17, 2008 was 11,089,199.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended June 27, 2008

PART I – FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	June 27,	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$6,423	$11,276
Restricted cash	1,822	1,312
Accounts receivable, less allowances for doubtful receivables of $345 and $292, respectively	7,791	3,525
Costs and estimated earnings in excess of billings on uncompleted contracts	1,556	2,375
Inventories	9,820	7,360
Prepaid expenses and deposits	1,368	1,652
Total current assets	28,780	27,500
Property, plant and equipment, net	11,635	12,010
Prepaid retirement expenses	4,994	5,568
Goodwill	635	635
Intangible assets, net	694	766
Other assets	37	130
Total assets	$46,775	$46,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,341	$2,126
Accrued liabilities	4,124	4,510
Billings in excess of costs and estimated earnings on uncompleted contracts	7,473	5,055
Customer deposits	5,671	5,039
Current portion of long-term debt	96	92
Total current liabilities	19,705	16,822
Deferred rent obligation	1,809	1,785
Long-term debt	2,702	2,752
Pension and retirement obligations	10,272	10,117
Total liabilities	34,488	31,476

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value; authorized 10,000,000 shares; no issued and no outstanding shares	—	—
Common stock, $0.20 par value; 30,000,000 shares authorized; 11,441,666 shares issued	2,288	2,288
Additional paid-in-capital	54,179	54,109
Common stock in treasury, at cost; 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(30,748)	(28,162)
Accumulated other comprehensive loss	(8,723)	(8,393)
Total stockholders’ equity	12,287	15,133
Total liabilities and stockholders’ equity	$46,775	$46,609

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Sales	$9,843	$6,547	$18,017	$10,904
Cost of sales	5,845	4,606	10,868	7,605
Gross profit	3,998	1,941	7,149	3,299
Expenses:
Selling, general and administrative	2,808	2,332	4,879	4,401
Research and development	2,527	2,478	4,826	4,803
Operating expenses	5,335	4,810	9,705	9,204
Operating loss	(1,337)	(2,869)	(2,556)	(5,905)
Other income (expense), net	(14)	181	(40)	270
Loss from continuing operations before income taxes	(1,351)	(2,688)	(2,596)	(5,635)
Income tax benefit	—	363	93	775
Net loss from continuing operations	(1,351)	(2,325)	(2,503)	(4,860)
Income (loss) from discontinued operations, net of tax	(56)	15	(82)	28
Gain (loss) on sale of discontinued operations, net of tax	(1)	1,637	(1)	1,240
Net income (loss) from discontinued operations	(57)	1,652	(83)	1,268
Net loss	$(1,408)	$(673)	$(2,586)	$(3,592)
Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.12)	$(0.21)	$(0.23)	$(0.44)
Net income (loss) from discontinued operations	$(0.01)	$0.15	$(0.01)	$0.11
Net loss	$(0.13)	$(0.06)	$(0.23)	$(0.32)

Weighted average common shares outstanding – basic and diluted:	11,089	11,089	11,089	11,089

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 27,	June 29,
	2008	2007
Cash flows from operating activities:
Net loss from continuing operations	$(2,503)	$(4,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	866	842
Stock-based compensation	70	186
Other	73	61
Change in assets and liabilities:
Increase in restricted cash	(417)	(609)
Increase in accounts receivable	(4,320)	(1,053)
Increase in inventories	(2,460)	(1,480)
Decrease in costs and estimated earnings in excess of billings on uncompleted contracts, net	3,237	1,591
Decrease in prepaid expenses and deposits	284	255
Decrease in prepaid retirement expenses	256	104
Increase (decrease) in accounts payable	215	(303)
Decrease in accrued liabilities	(362)	(1,966)
Increase (decrease) in pension and retirement obligations	155	(134)
Increase in customer deposits	632	615
Net cash used in continuing operating activities	(4,274)	(6,751)
Net cash provided by (used in) discontinued operations	(83)	1,268
Net cash used in operating activities	(4,357)	(5,483)

Cash flows from investing activities:
Purchases of property, plant and equipment	(450)	(468)
Proceeds from sale of property, plant and equipment	—	9
Net cash used in investing activities	(450)	(459)

Cash flows from financing activities:
Net payments on line of credit agreements	—	(700)
Principal payments on long-term debt	(46)	(52)
Net cash used in financing activities	(46)	(752)

Net change in cash	(4,853)	(6,694)
Cash at beginning of period	11,276	15,549
Cash at end of period	$6,423	$8,855

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$112	$138
Cash paid for income taxes	396	179

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

All currency amounts in thousands unless otherwise indicated.

1.              GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation (the “Company”, “E&S”, “we”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with United States generally accepted accounting principles.  This report on Form 10-Q for the three and six months ended June 27, 2008, should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows.  The results of operations for the three and six month periods ended June 27, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Inventories

Inventories consisted of the following:

	June 27, 2008	December 31, 2007

Raw materials	$5,431	$4,794
Work-in-process	3,473	2,537
Finished goods	916	29
	$9,820	$7,360

Comprehensive Loss

The components of comprehensive loss for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Net loss	$(1,408)	$(673)	$(2,586)	$(3,592)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	89	179	(330)	279
Comprehensive loss	$(1,319)	$(494)	$(2,916)	$(3,313)

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes that the future requirements of SFAS 161 will not have a material effect on its consolidated financial statements.

2.              DISCONTINUED OPERATIONS

Net income (loss) from discontinued operations reflected the summarized results of operations from activity remaining in the commercial and military simulation businesses and related service operations (the “Simulation Business”) which was sold in 2006.  Gain (loss) on sale of discontinued operations reflected transactions attributable to the gain on the sale of the Simulation Business which were recorded in the reported periods.

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

4.              STOCK OPTION PLAN

As of June 27, 2008, options to purchase 345,375 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.

A summary of activity in the stock option plan for the six months ended June 27, 2008 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of shares	Price
Outstanding at beginning of period	1,561	$8.97
Granted	173	1.21
Exercised	—	—
Cancelled	(26)	12.84
Outstanding at end of period	1,708	8.13

Exercisable at end of period	1,357	$9.46

As of June 27, 2008, options exercisable and options outstanding had a weighted average remaining contractual term of 3.2 and 4.4 years, respectively, with no aggregate intrinsic value.

The Black-Scholes option pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the second quarter of 2008 and 2007 and the first six months of 2008 and 2007 were based on estimates at the date of grant as follows:

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Risk free interest rate	3.5%	4.8%	2.9%	4.3%
Dividend yield	0%	0%	0%	0%
Volatility	78%	62%	75%	62%
Expected lives range (in years)	1.6 to 3.6	1.6 to 3.6	1.6 to 3.6	1.6 to 3.6

Expected option lives and volatilities are based on historical data of the Company.  Our risk free interest rate is calculated as the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no future plans to do so.

No options were exercised during the three and six months ended June 27, 2008. As of June 27, 2008, there was approximately $169 of total unrecognized share-based compensation cost related to grants under our plan that will be recognized over a weighted-average period of 1.3 years.

Share-based compensation expense included in the statement of operations for the three months ended June 27, 2008 and June 29, 2007 was approximately $50 and $85, respectively.  Share-based compensation expense included in the statement of operations for the six months ended June 27, 2008 and June 29, 2007 was approximately $70 and $186, respectively.

5.              EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Pension Plan		Supplemental Executive Retirement Plan
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
For the three months ended:
Service cost	$—	$—	$—	$—
Interest cost	585	583	84	87
Expected return on assets	(695)	(711)	—	6
Amortization of actuarial loss	86	59	8	(12)
Amortization of prior year service cost	—	—	(12)	—
Settlement charge	331	—	—	—
Net periodic benefit (credit) expense	$307	$(69)	$80	$81

	Pension Plan		Supplemental Executive Retirement Plan
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
For the six months ended:
Service cost	$—	$—	$—	$—
Interest cost	1,169	1,167	168	174
Expected return on assets	(1,390)	(1,422)	—	—
Amortization of actuarial loss	172	118	15	12
Amortization of prior year service cost	—	—	(24)	(24)
Settlement charge	331	—	—	—
Net periodic benefit (credit) expense	$282	$(137)	$159	$162

SERP Investment

Using proceeds from the sale of the Simulation Business in 2006, the Company contributed $11,348 to pension assets during September 2006 in order to meet a funding obligation for plan years 2005 and 2006.  Also using proceeds from the sale, the Company contributed $5,550 to the Supplemental Executive Retirement Plan (“SERP”) to meet its change of control provision. The Company invested these funds in debt and equity securities that have been accounted for as available-for-sale securities.  At June 27, 2008, the investment was reported at its fair market value of $4,993, based on quoted market prices of the underlying debt and equity securities. The investment was classified as prepaid retirement expenses. There was $89 and $(330) of unrealized gain (loss) for the three and six months ended June 27, 2008, and $178 and $280 of unrealized gain for the three and six months ended June 29, 2007.  Unrealized gain (loss) was recorded as accumulated other comprehensive income and realized gain (loss) was recorded as general and administrative expense.

Employer Contributions

During the six months ended June 27, 2008, we made contributions to the SERP of $286 by selling $286 of investments recorded as prepaid retirement expenses.  We plan to contribute $312 to the SERP during the remainder of 2008, which is the amount of expected benefit payments for the rest of the year. Future contributions to the SERP are expected to be made by liquidating the prepaid retirement expense investments.  We made no contributions to the pension plan during the first six months of 2008. We do not plan on making any contributions to the pension plan during the remainder of 2008.

6.              SETTLEMENT AGREEMENT

In May of 2006, in conjunction with the sale of the Simulation Business, the Company entered into a series of agreements (the “Laser Agreements”) with Rockwell Collins, Inc. (“Rockwell”) related to the development and supply of laser based products.  The Laser Agreements provided that the Company be paid up to $5,000 upon the achievement of certain milestones related to the development of certain laser based products and provided Rockwell with exclusive distribution rights in certain markets.  Upon achievement of the development milestones, up to $3,000 was to be released from escrow plus an additional $2,000 was payable by Rockwell.  We recently became involved in a dispute with Rockwell regarding the achievement of the milestones and the obligations under the Laser Agreements.

On June 9, 2008, we entered into an agreement (the “Settlement Agreement”) with Rockwell that provided for a complete settlement of all the related agreements.  The Settlement Agreement required that E&S receive $1,050 and Rockwell receive the balance of the funds held in escrow.  The Settlement Agreement also released both parties from all claims and further obligations under the Laser Agreements. We received the $1,050 of proceeds in the second quarter and recorded the proceeds as sales in the accompanying financial statements.

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

•                  Our belief that our products are performing well, that we will meet all our delivery requirements, and as a result we will incur no unforeseen damages or penalties for late deliveries in 2008.

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

EXECUTIVE SUMMARY

In the first half of 2008, revenue from our current digital theater and dome products continued to improve the results of operations.  The gains realized from the improvement in gross profits were invested in product development and business planning activities intended to provide opportunities to sell into new markets.   Notable was the strong revenue and gross profit despite the anticipated absence of significant revenue from the Evans & Sutherland Laser Projector (“ESLP”) in the first half of 2008. The continuing product development and business planning activities sustained operating expenses at a level which offset the gross profit resulting in an operating loss for the quarter.  We anticipate improved results later in 2008 upon the improvement of key components of the ESLP which will facilitate the delivery and acceptance of more customer projects with corresponding higher revenue.

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

Efforts to collect the consideration payable under the Laser Agreements with Rockwell Collins, Inc. (“Rockwell”) resulted in a settlement whereby we received $1,050 in June 2008. The Laser Agreements provided that the Company be paid up to $5,000 upon the achievement of certain milestones related to the development of certain laser based products.  We had requested payment of $2,000 from Rockwell based on our belief that we had achieved a development milestone; however, Rockwell disputed our achievement of the milestone. Through the dispute resolution proceedings pursuant to the terms of the Laser Agreements we arrived at the settlement which, in addition to the receipt of $1,050, released both parties from all obligations under the Laser Agreements. As a result, we will be permitted to seek other distribution outlets for our laser products where we were previously obligated to distribute through Rockwell. While we had originally hoped to realize more of the consideration available through the Laser Agreements, we concluded that the engineering effort and anticipated legal costs to pursue a more favorable outcome would be better utilized for other opportunities.

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

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

Consolidated Sales

The following table summarizes our consolidated sales:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Sales	$9,843	$6,547	$18,017	$10,904

For the three and six month periods ended June 27, 2008, our sales increased 50% and 65%, respectively, compared to the same periods of 2007, as a result of increased customer orders and increased deliveries of our digital theater and dome products.  Also, in the second quarter we recorded sales of $1,050 related to the settlement of the Laser Agreements, as discussed in Note 6 of the accompanying condensed consolidated financial statements and in the Executive Summary above.

Gross Profit

The following table summarizes our gross profit and the gross profit percentage to total sales:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Gross profit	$3,998	$1,941	$7,149	$3,299
Gross profit percentage	41%	30%	40%	30%

For the three and six month periods ended June 27, 2008, our gross profit improved compared to the same periods of 2007 due primarily to improved production efficiencies for all products and due to sales of $1,050 from the settlement of the Laser Agreements, as discussed in Note 6 of the accompanying condensed consolidated financial statements and in the Executive Summary above.  Also, 2007 gross profits were lowered by increases in estimates to complete ESLP deliveries.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Sales, general and administrative	$2,808	$2,332	$4,879	$4,401
Research and development	2,527	2,478	4,826	4,803
Operating expenses	$5,335	$4,810	$9,705	$9,204

For the three and six months ended June 27, 2008, sales, general and administrative expenses were higher than the same period of 2007 primarily due to increased pension expense attributable to estimated settlement charges for 2008.  For the three and six month periods ended June 27, 2008, research and development expenses were comparable to the same periods of 2007.

Other Income and Expense

The following table summarizes our other income and expense:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Other income (expense), net	$(14)	$181	$(40)	$270

The second quarter of 2008 reported other expense of $14 compared to other income of $181 in 2007. The $195 change was primarily attributable to a decrease in interest income due to a decrease in cash investments and interest rates.

For the six months ended June 27, 2008, other expense was $40 compared to $270 of other income for the same period of 2007.  The $310 change was due primarily to a decrease in interest income due to a decrease in cash investments and interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

In the first six months of 2008 the $4,274 of cash used in continuing operations was primarily attributable to $2,780 absorbed by fluctuations in working capital.  The remaining $1,494 of cash used in continuing operations was attributable to the net loss for the six months after the effect of $1,009 of non-cash items.  Significant fluctuations in working capital in the first six months which absorbed cash included increases in accounts receivable and inventories partly offset by cash provided from increased progress payments received on customer contracts. The fluctuations in working capital for the six month period were within the normal range expected from business activities.

In the first six months of 2008, cash used in our investing activities of $450 was due to purchases of property, plant, and equipment.

In the first six months of 2008, cash used in our financing activities of $46 was due to principal payments on a mortgage note payable.

Credit Facilities

The Company is a party to a Credit Agreement with a commercial bank which permits borrowings of up to $1,100 to fund working capital requirements.  Interest is charged on amounts borrowed at the Wall Street Prime Rate. As of June 27, 2008 there were no borrowings outstanding under the Credit Agreement.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific bank account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of June 27, 2008, we had outstanding letters of credit and bank guarantees of $1,822.

Mortgage Note

As of June 27, 2008, Spitz, a wholly owned subsidiary, had a $2,798 obligation under a mortgage note payable (“Mortgage Note”) issued on January 14, 2004. The Mortgage Note requires repayment in monthly installments of principal and interest over twenty years. On each third anniversary of the mortgage note, the interest rate is adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”). The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original twenty-year term. The current monthly installment is $26 based on an interest rate of 7.81% which was computed from the 3YCMT of 4.81% on January 14, 2007. The interest rate will be subject to adjustment next on January 14, 2010.   The 3YCMT as of June 27, 2008 was 2.92%. The Mortgage Note is secured by the real property acquired with the proceeds of the note pursuant to a Mortgage and Security Agreement. The Mortgage Note and Credit Agreement contain cross default provisions whereby the default of either agreement will result in the default of both agreements. On March 30, 2007, the Company executed a Guarantee of Spitz’ obligation under the Mortgage Note in consideration for the replacement of the requirement of annual audited financial statements of Spitz under the Mortgage Note and Credit Agreement with the annual audited financial statements of the Company.

Other

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of June 27, 2008, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during 2008 or 2007.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

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

We believe our existing cash, restricted cash, line of credit, letter of credit availability under our current arrangement, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations through at least the next twelve months.   At June 27, 2008, our total indebtedness was $2,798, consisting of the balance due on the Mortgage Note.  Our cash and restricted cash, subject to various restrictions, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.  However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.  Accordingly, there can be no assurance that our sources of funds will be sufficient to meet our liquidity needs or that we will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Backlog

On June 27, 2008, our backlog was $28,000 compared with $28,509 at December 31, 2007.

TRADEMARKS USED IN THIS FORM 10-Q

ESLP is a registered trademark of Evans & Sutherland Computer Corporation.  All other products, services, or trade names or marks are the properties of their respective owners.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There has been no change since December 31, 2007 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 27, 2008 or subsequent to that date that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EVANS & SUTHERLAND COMPUTER CORPORATION

Date	August 4, 2008	By:	/s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)