Form 10-Q
period 2008-09-26
EVANS & SUTHERLAND COMPUTER CORP
filed 2008-10-30
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended September 26, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No  ☒

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on October 17, 2008 was 11,089,199.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended September 26, 2008

PART I – FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	(Unaudited) September 26,	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$6,564	$11,276
Restricted cash	1,734	1,312
Accounts receivable, less allowances for doubtful receivables of $345 and $292, respectively	7,096	3,525
Costs and estimated earnings in excess of billings on uncompleted contracts	1,118	2,375
Inventories	10,414	7,360
Prepaid expenses and deposits	1,261	1,652
Total current assets	28,187	27,500
Property, plant and equipment, net	11,412	12,010
Prepaid retirement expenses	4,231	5,568
Goodwill	635	635
Intangible assets, net	658	766
Other assets	37	130
Total assets	$45,160	$46,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,607	$2,126
Accrued liabilities	3,819	4,510
Billings in excess of costs and estimated earnings on uncompleted contracts	6,365	5,055
Customer deposits	6,447	5,039
Current portion of long-term debt	111	92
Total current liabilities	19,349	16,822
Deferred rent obligation	1,819	1,785
Long-term debt	3,164	2,752
Pension and retirement obligations	10,229	10,117
Total liabilities	34,561	31,476

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value; authorized 10,000,000 shares; no issued and no outstanding shares	—	—
Common stock, $0.20 par value; 30,000,000 shares authorized; 11,441,666 shares issued	2,288	2,288
Additional paid-in-capital	54,229	54,109
Common stock in treasury, at cost; 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(31,862)	(28,162)
Accumulated other comprehensive loss	(9,347)	(8,393)
Total stockholders’ equity	10,599	15,133
Total liabilities and stockholders’ equity	$45,160	$46,609

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007

Sales	$7,999	$6,706	$26,016	$17,610
Cost of sales	4,939	4,148	15,807	11,753
Gross profit	3,060	2,558	10,209	5,857
Expenses:
Selling, general and administrative	1,999	1,900	6,878	6,301
Research and development	2,128	2,705	6,954	7,508
Operating expenses	4,127	4,605	13,832	13,809
Operating loss	(1,067)	(2,047)	(3,623)	(7,952)
Other income (expense), net	(81)	170	(121)	440
Loss from continuing operations before income taxes	(1,148)	(1,877)	(3,744)	(7,512)
Income tax benefit	—	190	93	775
Net loss from continuing operations	(1,148)	(1,687)	(3,651)	(6,737)
Income (loss) from discontinued operations, net of tax	34	123	(48)	151
Gain (loss) on sale of discontinued operations, net of tax	—	(190)	(1)	1,240
Net income (loss) from discontinued operations	34	(67)	(49)	1,391
Net loss	$(1,114)	$(1,754)	$(3,700)	$(5,346)
Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.10)	$(0.15)	$(0.33)	$(0.61)
Net income (loss) from discontinued operations	$0.00	$(0.01)	$0.00	$0.13
Net loss	$(0.10)	$(0.16)	$(0.33)	$(0.48)

Weighted average common shares outstanding – basic and diluted:	11,089	11,089	11,089	11,089

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 26,	September 28,
	2008	2007
Cash flows from operating activities:
Net loss from continuing operations	$(3,651)	$(6,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,306	1,251
Stock-based compensation	120	267
Other	273	(61)
Change in assets and liabilities:
Increase in restricted cash	(329)	(1,176)
(Increase) decrease in accounts receivable	(3,625)	594
Increase in inventories	(3,100)	(1,720)
Increase in billings in excess of costs and estimated earnings on uncompleted contracts, net	2,567	2,517
Decrease in prepaid expenses and deposits	391	361
Decrease in prepaid retirement expenses	387	161
Increase (decrease) in accounts payable	481	(1,124)
Decrease in accrued liabilities	(749)	(1,846)
Increase (decrease) in pension and retirement obligations	112	(199)
Increase in customer deposits	1,408	2,399
Net cash used in continuing operating activities	(4,409)	(5,313)
Net cash provided by (used in) discontinued operations	(49)	1,391
Net cash used in operating activities	(4,458)	(3,922)

Cash flows from investing activities:
Purchases of property, plant and equipment	(685)	(610)
Proceeds from sale of property, plant and equipment	—	9
Net cash used in investing activities	(685)	(601)

Cash flows from financing activities:
Net payments on line of credit agreements	—	(700)
Proceeds from long-term debt	500	—
Principal payments on long-term debt	(69)	(73)
Net cash provided by (used in) financing activities	431	(773)

Net change in cash	(4,712)	(5,296)
Cash at beginning of period	11,276	15,549
Cash at end of period	$6,564	$10,253

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$199	$195
Cash paid for income taxes	458	179

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

All currency amounts in thousands unless otherwise indicated.

1.              GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation (the “Company”, “E&S”, “we”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with United States generally accepted accounting principles.  This report on Form 10-Q for the three and nine months ended September 26, 2008, should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows.  The results of operations for the three and nine month periods ended September 26, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. Certain amounts in the 2007 condensed consolidated financial statements and notes have been reclassified to conform to the 2008 presentation.

Revenue Recognition

Our sales include revenue from system hardware, software, database products and service contracts.  The following  methods are used to compute revenue recognition:

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

Stock-Based Compensation

We account for stock-based awards under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the amount of share-based awards expected to be forfeited. Actual results, and future changes in estimates, may differ from our current estimates.

Inventories

Inventories consisted of the following:

	September 26, 2008	December 31, 2007

Raw materials	$5,862	$4,794
Work-in-process	3,575	2,537
Finished goods	977	29
	$10,414	$7,360

Comprehensive Loss

The components of comprehensive loss for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007

Net loss	$(1,114)	$(1,754)	$(3,700)	$(5,346)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(623)	35	(953)	316
Comprehensive loss	$(1,737)	$(1,719)	$(4,653)	$(5,030)

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. FSP FAS 142-3 is effective for us on January 1, 2009. We are currently evaluating the impact that the adoption of FSP FAS 142-3 will have on our financial condition, results of operations, and disclosures.

2.              DISCONTINUED OPERATIONS

Net income (loss) from discontinued operations reflected the summarized results of operations from activity remaining in the Company’s former commercial and military simulation businesses and related service operations (the “Simulation Business”) which was sold in 2006.  Gain (loss) on sale of discontinued operations reflected transactions attributable to the gain on the sale of the Simulation Business.

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

4.              STOCK OPTION PLAN

As of September 26, 2008, options to purchase 346,708 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.

A summary of activity in the stock option plan for the nine months ended September 26, 2008 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of shares	Price
Outstanding at beginning of period	1,561	$8.97
Granted	174	1.21
Exercised	—	—
Cancelled	(28)	12.37
Outstanding at end of period	1,707	8.13

Exercisable at end of period	1,358	$9.46

As of September 26, 2008, options exercisable and options outstanding had a weighted average remaining contractual term of 2.9 and 4.1 years, respectively, with no aggregate intrinsic value.

The Black-Scholes option pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the third quarter of 2008 and 2007 and the first nine months of 2008 and 2007 were based on estimates at the date of grant as follows:

	Three Months Ended		Nine Months Ended
	September 26 , 2008	September 28, 2007	September 26, 2008	September 28, 2007
Risk free interest rate	2.7%	4.0%	2.9%	4.4%
Dividend yield	0%	0%	0%	0%
Volatility	89%	66%	75%	62%
Expected lives range (in years)	1.6 to 3.6	1.6 to 3.6	1.6 to 3.6	1.6 to 3.6

Expected option lives and volatilities are based on historical data of the Company.  Our risk free interest rate is calculated as the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no future plans to do so.

No options were exercised during the three and nine months ended September 26, 2008. As of September 26, 2008, there was approximately $128 of total unrecognized share-based compensation cost related to grants under our plan that will be recognized over a weighted-average period of 1.1 years.

Share-based compensation expense included in the statement of operations for the three months ended September 26, 2008 and September 28, 2007 was approximately $50 and $81, respectively.  Share-based compensation expense included in the statement of operations for the nine months ended September 26, 2008 and September 28, 2007 was approximately $120 and $267, respectively.

5.              EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Pension Plan		Supplemental Executive Retirement Plan
For the three months ended:	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007

Service cost	$—	$—	$—	$—
Interest cost	585	583	84	87
Expected return on assets	(695)	(711)	—	—
Amortization of actuarial loss	85	59	8	6
Amortization of prior year service cost	—	—	(12)	(12)
Settlement charge	54	—	—	—
Net periodic benefit (credit) expense	$29	$(69)	$80	$81

	Pension Plan		Supplemental Executive Retirement Plan
For the nine months ended:	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007

Service cost	$—	$—	$—	$—
Interest cost	1,754	1,750	252	261
Expected return on assets	(2,085)	(2,133)	—	—
Amortization of actuarial loss	257	177	22	17
Amortization of prior year service cost	—	—	(36)	(36)
Settlement charge	385	—	—	—
Net periodic benefit (credit) expense	$311	$(206)	$238	$242

SERP Investment

Using proceeds from the sale of the Simulation Business, the Company contributed $11,348 to pension assets during September 2006 in order to meet a funding obligation for plan years 2005 and 2006.  Also using proceeds from the sale, the Company contributed $5,550 to the Supplemental Executive Retirement Plan (“SERP”) to meet its change of control provision. The funds contributed to the SERP are invested in debt and equity securities that have been accounted for as available-for-sale securities.  At September 26, 2008, the investment was reported at its fair market value of $4,231, based on quoted market prices of the underlying debt and equity securities. The investment was classified as prepaid retirement expenses. There was $623 and $953 of unrealized loss for the three and nine months ended September 26, 2008, and $36 and $316 of unrealized gain for the three and nine months ended September 28, 2007.  Unrealized gain (loss) was recorded as accumulated other comprehensive income.

Employer Contributions

During the nine months ended September 26, 2008, we made contributions to the SERP of $438 by selling $438 of investments recorded as prepaid retirement expenses.  We plan to contribute $162 to the SERP during the remainder of 2008, which is the amount of expected benefit payments to be made for the rest of the year.  The 2008 and future contributions to the SERP are expected to be made by liquidating the prepaid retirement expense investments.  We made no contributions to the pension plan during the first nine months of 2008. We do not plan on making any contributions to the pension plan during the remainder of 2008.

6.              MORTGAGE NOTE PAYABLE

In September 2008, our wholly owned subsidiary, Spitz, borrowed $500 under a mortgage note (the “Second Mortgage Note”).  Proceeds from the loan will fund improvements to the property owned and occupied by Spitz. The Second Mortgage Note is payable to the same commercial bank to which the mortgage note dated January 14, 2004 is payable (the “First Mortgage Note”). The terms of the Second Mortgage Note are substantially the same as the First Mortgage Note.

7.              SETTLEMENT AGREEMENT

In May of 2006, in conjunction with the sale of the Simulation Business, the Company entered into a series of agreements (the “Laser Agreements”) with Rockwell Collins, Inc. (“Rockwell”) related to the development and supply of laser based products.  The Laser Agreements provided that the Company be paid up to $5,000 upon the achievement of certain milestones related to the development of certain laser based products and provided Rockwell with exclusive distribution rights in certain markets.  Upon achievement of the development milestones, up to $3,000 was to be released from escrow plus an additional $2,000 was payable by Rockwell.  In early 2008 we became involved in a dispute with Rockwell regarding the achievement of the milestones and the obligations under the Laser Agreements.

On June 9, 2008, we entered into an agreement (the “Settlement Agreement”) with Rockwell that provided for a complete settlement of all the related agreements.  The Settlement Agreement required that E&S receive $1,050 and Rockwell receive the balance of the funds held in escrow.  The Settlement Agreement also released both parties from all claims and further obligations under the Laser Agreements. We received the $1,050 of proceeds in the second quarter and recorded the proceeds as sales in the accompanying consolidated financial statements.

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  These forward-looking statements include, but are not limited to:

•

Our belief that the acquisition of Spitz and the continued success of our ESLP product will allow us to gain market share in digital theaters and that we may be able to grow the Spitz dome business in the remainder of 2008 and future years.

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

•

Our belief that our products are performing well, that we will meet all our delivery requirements, and as a result we will incur no unforeseen damages or penalties for late deliveries during the next year.

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

•	Our belief that we will perform under the conditions of our letters of credit and therefore incur no losses with respect to these letters of credit in the remainder of 2008 or future years.

•	Our belief that the effects of inflation will not be material for fiscal year 2008.

•	Our belief that any inherent risk that may exist in our foreign transactions is not material.

•	Our belief that most of our backlog will be converted to sales over the next year.

•	Our belief that new orders will continue to be strong for the remainder of 2008 and into 2009.

•

Our belief that existing cash balances along with future cash from operations will fund our planned needs through at least the next twelve months as we continue to invest in research and development related to our laser projector products.

•	Our belief our cash from operations will fund our planned needs in the long term.

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

EXECUTIVE SUMMARY

In the first nine months of 2008, revenue from our current digital theater and dome products continued to improve our results of operations as compared to 2007.  The gains realized from the improvement in gross profits were invested in product development and business planning activities intended to provide opportunities to sell into new markets.  Notable was the strong revenue and gross profit despite the anticipated absence of significant revenue from the Evans & Sutherland Laser Projector (“ESLP”) in the first nine months of 2008. The continuing product development and business planning activities sustained operating expenses at a level which offset the gross profit resulting in an operating loss for the quarter.  We anticipate improved results in the fourth quarter of 2008 and into 2009 concurrent with the improvement of key components of the ESLP which will facilitate the delivery and acceptance of more customer projects with corresponding higher revenue.

Development of our laser projector products continues with the objective of improving key components that will facilitate more efficient production and performance reliability.  Although development efforts have improved the performance of the ESLP, further advances will be required and are expected in order to continue the positive progress seen in 2008 into 2009.

The exploration of potential opportunities for our laser technology in new markets continues in 2008.  Our success in the development of these new opportunities is the critical element in our plan to create profitable growth of our business.

We are monitoring our business to determine the effects of the recent global economic turmoil.  Our near term liquidity sources are not directly dependent on debt and credit lines which are affected by the credit markets.  We are unable to determine how the credit markets might affect our customers. Many of our digital theater customers’ projects include funding by government sources and, in some cases, charitable donations.  There is also an element of our revenue source dependent upon consumer demand for entertainment attractions. To date, we have seen no evidence of changes to existing or prospective customer projects resulting from funding problems.  The potential affect that the recent drop in global investment values could have on our pension obligations is discussed in the Liquidity and Capital Resources section below.

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

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

Consolidated Sales

The following table summarizes our consolidated sales:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Sales	$7,999	$6,706	$26,016	$17,610

For the three and nine month periods ended September 26, 2008, our sales increased 19% and 48%, respectively, compared to the same periods of 2007, as a result of increased customer orders and increased deliveries of our digital theater and dome products.  Also, in the second quarter we recorded sales of $1,050 related to the settlement of the Laser Agreements, as discussed in Note 7 of the accompanying condensed consolidated financial statements.

Gross Profit

The following table summarizes our gross profit and the gross profit percentage to total sales:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Gross profit	$3,060	$2,558	$10,209	$5,857
Gross profit percentage	38%	38%	39%	33%

For the nine month period ended September 26, 2008, our gross profit improved compared to the same periods of 2007 due primarily to improved production efficiencies for all products and due to sales of $1,050 from the settlement of the Laser Agreements, as discussed in Note 7 of the accompanying condensed consolidated financial statements.  Also, 2007 gross profits were lowered by increases in estimates to complete ESLP deliveries.  Gross profit for the three months ended September 26, 2008 was comparable to the same period of 2007.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Sales, general and administrative	$1,999	$1,900	$6,878	$6,301
Research and development	2,128	2,705	6,954	7,508
	$4,127	$4,605	$13,832	$13,809

For the three months ended September 26, 2008, sales, general and administrative expense were comparable to the same period of 2007.  For the nine months ended September 26, 2008, sales, general and administrative expenses were higher than the same period of 2007 primarily due to increased pension expense settlement charges for 2008.

For the three and nine month periods ended September 26, 2008, research and development expenses were lower than the same periods of 2007 by 21% and 7%, respectively.  This reflects decreases in supplier costs related to the development of our ESLP technology and an overall decrease in development costs of future planetarium products.

Other Income and Expense

The following table summarizes our other income and expense:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Other income (expense), net	$(81)	$170	$(121)	$440

For the three and nine months ended September 26, 2008, other expense increased compared to the prior year due to lower interest income in 2008 from lower cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

In the first nine months of 2008 there was $4,409 of cash used in continuing operations which was primarily attributable to $2,457 absorbed by fluctuations in working capital.  The remaining $1,952 of cash used in continuing operations was attributable to the net loss for the nine months after the effect of $1,699 of non-cash items.  Significant fluctuations in working capital that absorbed cash during the first nine months included increases in accounts receivable and inventories partly offset by cash provided from increased progress payments received on customer contracts. The fluctuations in working capital for the nine month period were within the normal range expected from business activities.

In the first nine months of 2008, cash used in our investing activities of $685 was due to purchases of property, plant, and equipment.

In the first nine months of 2008, cash provided by our financing activities of $431 was due to $500 of proceeds on a mortgage note payable and $69 of principal payments on mortgage notes payable.

Credit Facilities

The Company is a party to a Credit Agreement with a commercial bank which permits borrowings of up to $1,100 to fund working capital requirements.  Interest is charged on amounts borrowed at the Wall Street Prime Rate. As of September 26, 2008 there were no borrowings outstanding under the Credit Agreement.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific bank account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of September 26, 2008, we had outstanding letters of credit and bank guarantees of $1,758.

Mortgage Notes

As of September 26, 2008, our wholly owned Spitz subsidiary, had obligations totaling $3,275 under two mortgage notes payable.  The first (“First Mortgage Note”) was issued on January 14, 2004 to fund the acquisition of real property which Spitz had occupied under lease for approximately thirty years. The second (“Second Mortgage Note”) was issued on September 11, 2008 to fund improvements to the Spitz property.  The balance of the First and Second Mortgage Notes as of September 26, 2008 was $2,775 and $500, respectively. The First Mortgage Note requires repayment in monthly installments of principal and interest over twenty years. On each third anniversary of the First Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”). The current monthly installment is $26 based on an interest rate of 7.81% which was computed from the 3YCMT of 4.81% on January 14, 2007. The interest rate will be subject to adjustment next on January 14, 2010.   The 3YCMT as of September 26, 2008 was 2.38%. The First Mortgage Note is secured by the real property acquired with the proceeds of the note. The First Mortgage Note and Credit Agreement contain cross default provisions whereby the default of either agreement will result in the default of both agreements.  The terms of the Second Mortgage Note are substantially the same as the First Mortgage Note and both mortgage notes are guaranteed by the Company.

Other

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of September 26, 2008, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during 2008 or 2007.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

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

We believe our existing cash, restricted cash, line of credit, letter of credit availability under our current arrangement, and expected cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations through at least the next twelve months.   At September 26, 2008 our total indebtedness was $3,275, consisting of the balance due on the Mortgage Notes.  Our cash and restricted cash, subject to various restrictions, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.  However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.  Accordingly, there can be no assurance that our sources of funds will be sufficient to meet our liquidity needs or that we will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Investments held in trust for our defined benefit pension obligations are exposed to the global investment markets.  The rules and regulations governing funding and accounting of defined benefit pension obligations are guided by the long term return on investments held in trust for the pension obligations. As such, short term swings of investment values generally will not have significant immediate impact on the results of operations and pension funding requirements. However, because of the size of our pension trust assets relative to our financial position and the magnitude of the recent drop in investment values, our stockholders equity position at the end of the year and future funding requirements could be adversely affected if significant negative investment performance holds.

Backlog

As of September 26, 2008, our backlog was $27,486 compared with $28,509 at December 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There has been no change since December 31, 2007 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 26, 2008 or subsequent to that date that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EVANS & SUTHERLAND COMPUTER CORPORATION

Date	October 30, 2008	By:	/s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)