Form 10-K
period 2008-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2009-03-09
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.20 par value	The NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒ Yes       ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐                 Non-accelerated filer ☐                       Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant as of June 27, 2008, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4,803,071 based on the closing market price of the common stock on such date as reported by The Nasdaq Stock Market.

The number of shares of the registrant’s Common Stock outstanding as of March 2, 2009 was 11,089,199.

EVANS & SUTHERLAND COMPUTER CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1.          BUSINESS

Throughout this document Evans & Sutherland Computer Corporation may be referred to as “Evans & Sutherland,” “E&S,” “we,” “us,” “our” or the “Company.”  All dollar amounts are in thousands unless otherwise indicated.

Evans & Sutherland was incorporated in the state of Utah on May 10, 1968.  Our principal offices are located at 770 Komas Drive, Salt Lake City, Utah 84108, and our telephone number is (801) 588-1000.  Through a link on our website, www.es.com, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).  We make our website content available for informational purposes only.  The information provided on our website is not incorporated by reference into this Form 10-K and our website address is not intended to be a hyperlink.  The above reports and other information are also available, free of charge, at www.sec.gov.  Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

General

Evans & Sutherland focuses on the production of high-quality visual systems, advanced displays including the Evans & Sutherland Laser Projector (“ESLP”), dome projection screens, dome architectural treatments, and unique content for planetariums, science centers, other educational institutions, and entertainment venues.  With a 40-year history in computer graphics, we are widely regarded as both a pioneer and a leader in providing the world’s most compelling visual systems.  With our subsidiary, Spitz, Inc., and its over 60-year history as a leading supplier of planetarium systems and other dome displays, E&S supplies premier total system solutions for its digital theater markets as well as customized domes and other curved structures in the architectural market.

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

Digital Theater

In the digital theater market our products compete with traditional optical-mechanical products and digital display systems offered by GOTO Optical Mfg. Co., Konica-Minolta Planetarium Co. Ltd., Carl Zeiss Inc., and Sky-Skan, Inc. The Company’s digital display systems can be configured with the proprietary ESLP or standard commercial projectors similar to systems sold by our competitors.  Our proprietary image generator, the Digistar 4 (“D4”), along with other customized software tools differentiates our digital theater systems and competes favorably with competitive digital display systems.

Advanced Displays

We began work in 1997 to build a new generation of projection technology with specifications beyond any other technology either available or likely in the foreseeable future.  This goal evolved into the production of a revolutionary projector using lasers for illumination and micro-electro-mechanical systems (MEMS) to modulate the laser light and create an image.  The result is our ESLP Systems, which were first delivered late in 2005, with additional units delivered in each year since.  The first units have been supplied to our traditional simulation and digital theater customers who continue to order systems with the new projection technology.  We believe that the ESLP also has application to other markets in the future where ultra-high resolution, high efficiency, excellent image quality, and low life-cycle cost are important considerations.

Domed Structures

Our Spitz subsidiary is the world’s leading producer of domed projection screens. Spitz designs, manufactures, and installs domed projection screens used in planetarium theaters and a variety of other applications such as ride simulators, special or large format film theaters, simulation training systems and architectural treatments. Spitz’s experience enables it to advise on the architectural integration of domed projection screens and solve complex optical problems involving reflectivity and image distortion on compound curved surfaces. The Company believes that these skills are important to buyers of domed projection screens. The principal customers in our dome business are entities in the entertainment, educational and commercial and military simulation markets. Customers include major theme parks, casinos, world expositions, museums, schools, and military defense contractors. There is currently one known domestic competitor that manufactures domed projection screens. In addition, construction or metal fabrication contractors will occasionally supply domed projection screens, particularly in foreign markets.

Intellectual Property

We own a significant number of patents and trademarks and we are a licensee under several others.  Our portfolio of patents and trademarks is, as a whole, material to our business.  However, no one piece of intellectual property is critical to our business, thus no individual piece of our intellectual property is separately discussed.  In the U.S. and internationally, we hold active patents that cover many aspects of our visualization technology.  Several patent applications are presently pending in the U.S., Japan and several European countries, and other patent applications are in preparation. We actively pursue patents on our new technology and we intend to vigorously protect our patent rights.  We often trademark key product names and brand names to protect our equity in the marketplace. We routinely copyright software, documentation and chip masks designed by us and institute copyright registration when appropriate.  Currently we retain a total of 33 active U.S. patents, and have licenses to an additional 25 U.S. patents.

Research & Development

We consider the timely development and improvement of our technology to be essential to maintain our competitive position and to capitalize on market opportunities.  We continue to fund essentially all research and development (“R&D”) efforts internally.

A significant focus for our R&D in 2008 was the continued development of our laser projector, the ESLP.  We first delivered ESLP’s in the fourth quarter of 2005 to the Air Force and have since delivered the ESLP to planetariums.  Efforts to improve production process, performance and reliability of the laser projector continue. In addition we are exploring the potential application of the ESLP technology in new markets through partnering and licensing arrangements.

R&D efforts continue to improve the D4, the current generation of our popular image generator and a key component to our digital display systems.  We are also exploring the possibility of other commercial applications for D4 technology.

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

Employees

As of December 31, 2008, Evans & Sutherland and its subsidiaries employed a total of 126 persons of which 120 were employed fulltime.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the executive officers of E&S as of December 31, 2008.

Name	Age	Position

David H. Bateman	66	President and Chief Executive Officer

Paul L. Dailey	52	Chief Financial Officer and Corporate Secretary

Bob Morishita	57	Vice President Human Resources

Kirk D. Johnson	47	Vice President and General Manager of Digital Theater

Bret Winkler	47	General Manager of Advanced Displays

Jonathan A. Shaw	52	President and Chief Executive Officer of Spitz, Inc.

David H. Bateman was appointed President and Chief Executive Officer of E&S in February 2007.  Mr. Bateman joined E&S as Director of Business Operations in May 1998. He was appointed Vice President — Business Operations in March 2000 and Interim President and Chief Executive Officer and a member of the Board of Directors in June 2006.

Paul L. Dailey was appointed Chief Financial Officer and Corporate Secretary of E&S in February 2007.  He became an executive officer of E&S in August 2006 when he was appointed Acting Chief Financial Officer and Corporate Secretary.  Prior to his appointments at E&S, Mr. Dailey served as Executive Vice President, Chief Financial Officer and Corporate Secretary of E&S’s subsidiary, Spitz, Inc., where he started as Controller in 1983. Mr. Dailey is a Certified Public Accountant.

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

Jonathan A. Shaw was appointed President and Chief Executive Officer of E&S’s subsidiary, Spitz, Inc. in November 2001 where he held various management positions since 1985.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Stock Market under the symbol “ESCC.”  On March 4, 2009 there were 617 holders of record of our common stock.  Because brokers and other institutions hold many of our shares on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

We have never paid a cash dividend on our common stock and have used retained earnings for the operation and expansion of our business.  Currently we have an accumulated deficit.  For the foreseeable future, we intend to follow our policy of retaining any future earnings to finance the development and growth of our business.

Additional information required by this item is incorporated by reference to the table captioned Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2008 in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this annual report on Form 10-K.

The table below presents the high and low sales prices per share on the Nasdaq Stock Market by quarter for 2008 and 2007. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	2008		2007
	High	Low	High	Low
First Quarter	$1.60	$0.60	$4.73	$2.88
Second Quarter	1.69	0.75	3.44	2.24
Third Quarter	1.65	0.77	2.57	1.65
Fourth Quarter	1.35	0.24	2.07	1.01

ITEM 6.  NOT APPLICABLE

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  The discussion should be read in conjunction with our consolidated financial statements and notes included in Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K.  Information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that involve risks and uncertainties.  Many factors could cause actual results to differ materially from those contained in the forward-looking statements.  See “Forward-Looking Statements” below for additional information concerning these items.  All dollar amounts are in thousands unless otherwise indicated.

Executive Summary

Revenue and gross profit contributions from our digital theater and dome products continued to increase through 2008.  The increased revenue and gross profit improved the 2008 results of operations but were not enough to cover operating expenses which included our continued investment in the development of the Evans & Sutherland Laser Projector (“ESLP”) and increased pension plan expenses. Although this resulted in a loss reported for 2008, the improvements achieved nearly breakeven results with positive cash flow before changes in working capital for the fourth quarter of 2008.

Development of our laser projector products continues with the objective of improving key components that will facilitate more efficient production and performance reliability. Although development efforts have improved the performance of the ESLP, further advances will be required and are expected in 2009 in order to facilitate the delivery and acceptance of more customer projects with corresponding revenue. Also, the exploration of potential opportunities for our laser technology in new markets will continue in 2009.  Our success in the development of these new opportunities is the critical element in our plan to profitably grow our business.

The 2008 improvement in revenue and gross profit was driven by increased demand for digital planetarium products and special dome display systems for retail and entertainment venues. The increased demand for planetarium products is attributable to theater conversions replacing old mechanical projections systems and the growth of new science and technology museums in developing foreign countries. Retail and entertainment venues continue to show interest in special dome display systems to create unique exhibits to differentiate themselves from competing visitor attractions.

We are monitoring our business to determine the effects of the current global economic turmoil. Most of the projects that generate sales of our products are of a long term nature with significant investments made in advance of ordering our products. We believe this may help insulate our sales from the economic downturn at least in the short term and that worldwide government stimulus spending for education will minimize the effect on our sales through the longer term recovery. However, many of our digital theater customers’ projects depend on funding by financially stressed local governments and, in some cases, charitable donations.  There is also an element of our revenue source dependent upon discretionary demand for entertainment attractions. These issues may negatively affect demand for our products.  We believe the timing of the economic recovery along with the size and direction of larger government stimulus spending will influence our ability to overcome any negative effects on demand for our products resulting from the economic downtown.

  Liquidity and capital resources have been pressured by the recent economic downturn. The drop in global investment markets has produced significant unrealized losses on the investments in our pension trusts which fund our pension obligations. As a result, accumulated other comprehensive loss has pushed stockholders’ equity to a deficit position. The actuarial analysis indicates that, based on current regulations, 2009 liquidity will not be affected by the pension obligations as cash contributions to the pension trusts can be deferred until 2010. Our ability to satisfy the pension obligations in 2010 and beyond will depend on the recovery of investment performance and profitable growth from the existing and new company products.  Otherwise, the adequacy of current liquidity sources to fund operations will depend on a sufficient stream of new orders with adequate customer progress payments through 2009. Much progress has been made to reduce the absorption of cash by operations; however, our ability to continue to book new orders required to sustain sufficient revenue to cover operating expenses could be adversely affected by economic conditions.  We are closely monitoring this situation and exploring possible sources for liquidity and capital which could supplement the funding of our operations until new laser products can contribute to revenue and gross profits.

Results of Operations

Consolidated Sales and Backlog

The following table summarizes our consolidated sales for fiscal year:

	2008	2007
Sales	$37,659	$26,219

Sales increased 44% from 2007 to 2008 due to an increase in the volume of orders and deliveries, primarily due to increasing sales of our Digistar and SciDome planetarium systems, domes and the successful delivery and acceptance of an ESLP system.  Sales in 2008 also included $1,050 related to the settlement of an agreement for the development and supply of laser based products. The introduction of our new Digistar 4 platform contributed to the increased order volume.  Sales were especially strong for the Digistar SP2HD and SciDome systems which are planetarium systems for smaller theaters generally sold to smaller museums and schools. We anticipate continued strong sales of the SP2HD and SciDome systems as planetarium theaters replace their older analog systems and as institutions take advantage of the expanded capabilities of our digital planetarium products.  The increase in dome sales was attributable to domes sold with planetarium systems as well as special display applications for retail shopping centers and theme park ride simulators. Efforts continue to resolve the development challenges related to the ESLP. We expect continuing progress on the development of the ESLP to help sustain higher sales in 2009, although there is no assurance that we will achieve the desired results.

 On December 31, 2008, our revenue backlog was $20,432 compared with $28,509 at December 31, 2007.  We anticipate that approximately 92% of the 2008 backlog will be converted to sales in 2009.  The lower backlog as of December 31, 2008 results in a higher dependency on new bookings to sustain 2008 sales levels in 2009.  E&S believes that sufficient sales prospects exist to meet this goal; however, much may depend on how economic conditions affect our customer orders as discussed in the executive summary above.

Gross Profit

The following table summarizes our gross profit and the percentage to total sales during fiscal year:

	2008	2007
Gross profit	$15,109	$8,456
Gross profit percentage	40%	32%

The increase in gross profit from 2007 to 2008 was driven primarily by favorable contract performance and the high margin from sales recognized for the $1,050 of sales related to the settlement of an agreement for the development and supply of laser based products.

Selling, General & Administrative Expenses

	2008	2007
Selling, general and administrative excluding pension expense	$8,105	$8,155
Pension expense – general and administrative	1,436	49
Total selling, general and administrative (“SG&A”)	$9,541	$8,204

SG&A expenses increased 16% from 2007 compared to 2008 primarily due to an increase in pension expense of $1,387 over 2007 due to settlement charges that occurred in 2008 which were driven by lump sum payouts to pension participants as well as by poor performance of pension assets during 2008.  Otherwise, SG&A expense for 2008 was comparable to 2007. We expect SG&A expense, exclusive of pension expense, to remain at similar levels in 2009.

Research and Development Expenses

	2008	2007
Research and development (“R&D”)	$9,301	$9,361

R&D expense for 2008 was comparable to 2007.  We expect R&D expense to remain at a similar level in 2009 due to continued development efforts on our laser projection technology and our D4 product with the goal of reaching new markets.

Other Income and Expense

The following table summarizes our other income and expense during fiscal year:

	2008	2007
Interest income	$165	686
Interest expense	(230)	(270)
Other expense	(116)	(9)
Total other income (expense), net	$(181)	$407

Interest income in 2008 decreased compared to 2007 due to the reduction in our average cash balances earning interest during 2008.  Other expense increased over 2007 due to realized losses on foreign exchange transactions during 2008.

Income Taxes

Income tax benefit (expense) consisted of the following:

	2008	2007
Income tax (expense) benefit from continuing operations	$(22)	$853
Income tax expense from gain on sale of discontinued operations	—	(760)
Income tax (expense) benefit	$(22)	$93

Income tax expense of $22 in 2008 included the release of $97 of accrued tax contingency offset by state income tax expense of $153. The income tax benefit of $93 in 2007 was a decrease to the estimated 2006 income tax expense from the gain on sale of our commercial and military simulation businesses and related service operations.

Liquidity and Capital Resources

Outlook

In 2008, new customer contracts continued to provide progress payments.  These funds strengthen our liquidity position as we enter 2009 and help fund our working capital needs.

Circumstances that could materially affect liquidity in 2009 include, but are not limited to: (i) successfully delivering new technologies and products, (ii) meeting 2009 forecasted sales levels with favorable payment terms, and (iii) continuing to contain costs and expenses.

As discussed in the executive summary above, economic conditions could adversely affect our sales levels and customer payment terms. Also poor investment returns have increased our pension obligations which will result in increased liquidity pressures beyond 2009. We are exploring new potential sources of liquidity in the form of financing or capital investments to supplement our current cash balances to help ensure we can sufficiently fund our operations through 2010. In December 2008, independent appraisals on our real estate interests indicate fair market value totals in excess of $12,000. Currently our only debt consists of the $3,200 in mortgage notes on the Spitz properties.   We expect that the current cash balance and cash generated from the sale of our products, supplemented by new external sources of secured financing or capital investments, will be sufficient to fund our planned needs in the short term as we continue to invest heavily in research and development.  For the long term, we believe that improved cash from operations will fund our planned needs.  However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Continued poor investment performance may increase the funding requirements for our pension obligations in 2010 and beyond.  Accordingly, there can be no assurance that our sources of funds will be sufficient to meet our liquidity needs or that we will be able to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Cash Flow

	Years Ended December 31,
	2008	2007
Net cash provided by (used in):
Operating activities	$(4,770)	$(2,675)
Investing activities	(1,154)	(804)
Financing activities	405	(794)
Decrease in cash and cash equivalents	$(5,519)	$(4,273)

Cash and cash equivalents decreased $5,519 to $5,757 during 2008, primarily as a result of cash used in operating activities.  Cash and cash equivalents decreased $4,273 to $11,276 during 2007, primarily as a result of cash used in operating activities.

Operating Activities

Operating activities used $4,770 of cash during 2008.  Net cash used in continuing operating activities was $4,721, which was primarily attributable to $1,462 absorbed by the net loss from continuing operations after the effect of $2,474 of non-cash items, as well as by cash used from changes in working capital of $3,259.  Significant changes in working capital that used cash included an increase in accounts receivable and inventories. These items reflect the higher volume of sales orders that occurred in 2008.  Significant changes in working capital that provided cash included a decrease in costs and estimated earnings in excess of billings on uncompleted contracts and an increase in pension and retirement liabilities.

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

Investing Activities

Investing activities used $1,154 of cash during 2008 primarily due to purchases of property, plant and equipment.

Investing activities used $804 of cash during 2007 primarily due to purchases of property, plant and equipment.

Financing Activities

Financing activities provided $405 of cash during 2008 which reflected $500 of proceeds from an addition to long-term debt that was used to fund improvements to an existing building owned by the company.

Financing activities used $794 of cash during 2007 primarily due to $700 of repayment on the Spitz line of credit agreement and $94 of payments on long-term debt and capital leases.

Credit Facilities

On August 24, 2007 the Company entered into an agreement to reinstate, under modified terms, a Line of Credit Agreement (the “Credit Agreement”) which had matured on June 30, 2007. The Credit Agreement permits borrowings of up to $1,100 to fund Spitz’ working capital requirements. The primary modifications to the previous terms consist of a reduction in the per annum interest rate from one-half percent (0.5%) above the Wall Street Journal Prime Rate to the amount equal to the Wall Street Journal Prime Rate, the elimination of minimum balance deposit requirements and the removal of the limitation placed on borrowings by an asset based formula. Borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. As of December 31, 2007 and 2008 there were no borrowings outstanding under the Credit Agreement.

The ability to issue letters of credit and bank guarantees is important to our business as sales in countries other than in North America and Western Europe have increased. In many countries, letters of credit and bank guarantees are required as part of all sales contracts. Letters of credit and bank guarantees are issued to ensure our performance to third parties.

The Company has finance arrangements which facilitate the issuance of letters of credit and bank guarantees. Under the terms of the arrangements, we are required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit or bank guarantees issued, plus other amounts necessary to adequately secure our obligations with the financial institution. As of December 31, 2008, we had outstanding letters of credit and bank guarantees of $1,642.  Letters of credit that expire in 2009 and 2010 were $1,622 and $20, respectively.

Mortgage Notes

The first mortgage note payable represents the balance on a $3,200 note (“First Mortgage Note”) issued on January 14, 2004 by Spitz. The First Mortgage Note requires repayment in monthly installments of principal and interest over twenty years.  On each third anniversary of the First Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”).  The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original twenty-year term.  The monthly installment for the first three years was $23 and included interest at 5.75% per annum. On January 14, 2007, the 3YCMT was 4.81% and the interest rate on the First Mortgage Note adjusted to 7.81% per annum. As a result of the interest rate adjustment, the monthly installment amount was adjusted to $26.

The second mortgage note payable represents the balance on a $500 note (“Second Mortgage Note”) issued on September 11, 2008 by Spitz. The Second Mortgage Note requires repayment in monthly installments of principal and interest over twenty years.  On each fifth anniversary of the Second Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over 3YCMT.  The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original twenty-year term.  The monthly installment for the first three years is $4 and includes interest at 5.75% per annum.

The index used to compute the future change in the interest rate for The First Mortgage Note and the Second Mortgage Note (the “ Mortgage Notes”), the 3YCMT, was 1.00% as of December 31, 2008. The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreements; the real property had a carrying value of $4,925 as of December 31, 2008. The Mortgage Notes and Credit Agreement

contain cross default provisions whereby the default of either agreement will result in the default of both agreements. The Mortgage Notes are guaranteed by the Company.

Other

In 2009, we expect capital expenditures similar to 2008.  There were no material capital expenditure commitments at the end of 2008, nor do we anticipate any over the next several years.

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of March 6, 2009, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during 2008 or 2007.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

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

At December 31, 2008, our total indebtedness was $3,249 due on the mortgage notes.  Our cash and restricted cash, subject to various restrictions set forth in this annual report on Form 10-K, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

Effects of Inflation

The effects of inflation were not considered material during fiscal years ended 2008 and 2007, and are not expected to be material for the fiscal year ending 2009.

Application of Critical Accounting Estimates

The application of the accounting estimates discussed below is considered by management to be critical to an understanding of our consolidated financial statements.  Their application places significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  Specific risks for these critical accounting estimates are described in the following paragraphs.  A summary of significant accounting policies can be found in Note 1 “Nature of Operations and Summary of Significant Accounting Policies” of Item 8 “Financial Statements and Supplementary Data” in this annual report on Form 10-K.  For all of these policies, management cautions that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and hedging Activities” (“SFAS 133”),  with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes that the future requirements of SFAS 161 will not have a material effect on its consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. FSP FAS 142-3 is effective for us on January 1, 2009. The Company believes that the adoption of FSP FAS 142-3 will not have a material effect on its consolidated financial statements.

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

•

Our belief that the ESLP will also have future application to other markets where ultra-high resolution, high efficiency, excellent image quality, and low life-cycle cost are important considerations, which will ultimately result in future revenues from those other markets.

•	Our belief that our products are performing well, that we will meet all our delivery requirements, and as a result we will incur no damages or penalties for late deliveries in 2009.

•	Our belief that capital expenditures during 2009 will be similar to the capital expenditures incurred during 2008.

•	Our belief that there is no consistent, inherent seasonal pattern to our business.

•	Our belief that any inherent risk that may exist in our foreign operations is not material.

•	Our belief that our properties are suitable for our immediate needs.

•

Our belief that the ultimate disposition of any legal claims asserted against us or other contingent matters will not have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

•	Our belief that we will perform under the conditions of our letters of credit and therefore incur no losses with respect to these letters of credit in 2009 or future years.

•	Our belief that the effects of inflation will not be material for fiscal year 2009.

•	Our belief that most of our backlog will be converted to sales in 2009.

•	Our belief that our 2009 orders will continue at a level sufficient to sustain sales in 2009 comparable to 2008.

•	Our belief that our SG&A expenses, exclusive of pension expense, will be similar to 2008 levels.

•

Our belief that existing cash balances and cash generated from the sale of our products, supplemented by new external sources of secured financing or capital investments will be sufficient to fund our planned needs through 2010.

•	Our belief that improved cash from operations will fund our planned needs for the long term subject to reasonable recovery of long term investment performance of pension trust assets.

•

Our belief that the long term nature of our customer projects may help insulate our sales from the economic downturn at least in the short term and that worldwide government stimulus spending for education will minimize the effect on our sales through the longer term recovery.

•

Our belief that the timing of the economic recovery along with the size and direction of larger government stimulus spending will influence our ability to overcome any negative effects on demand for our products resulting from the economic downtown.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,757	$11,276
Restricted cash	1,642	1,312
Accounts receivable, net	5,778	3,525
Costs and estimated earnings in excess of billings on uncompleted contracts	1,977	2,375
Inventories, net	9,070	7,360
Prepaid expenses and deposits	1,512	1,652
Total current assets	25,736	27,500
Property, plant and equipment, net	11,533	12,010
Prepaid retirement expenses	3,122	5,568
Goodwill	635	635
Intangible assets, net	621	766
Other assets	439	130
Total assets	$42,086	$46,609

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,236	$2,126
Accrued liabilities	4,062	4,510
Billings in excess of costs and estimated earnings on uncompleted contracts	6,150	5,055
Customer deposits	4,171	5,039
Current portion of retirement obligations	655	589
Current portion of long-term debt	113	92
Total current liabilities	17,387	17,411
Deferred rent obligation	1,829	1,785
Long-term debt	3,136	2,752
Pension and retirement obligations	22,135	9,528
Total liabilities	44,487	31,476
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,441,666 shares issued	2,288	2,288
Additional paid-in-capital	54,260	54,109
Common stock in treasury, at cost, 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(32,147)	(28,162)
Accumulated other comprehensive loss	(22,093)	(8,393)
Total stockholders’ equity (deficit)	(2,401)	15,133
Total liabilities and stockholders’ equity (deficit)	$42,086	$46,609

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31
	2008	2007
Sales	$37,659	$26,219
Cost of sales	22,550	17,763
Gross profit	15,109	8,456
Expenses:
Selling, general and administrative excluding pension expense	8,105	8,155
Research and development	9,301	9,361
Pension expense – general and administrative	1,436	49
Operating expenses	18,842	17,565
Operating loss	(3,733)	(9,109)
Interest income	165	686
Interest expense	(230)	(270)
Other expense	(116)	(9)
Total other income (expense)	(181)	407
Loss from continuing operations before income taxes	(3,914)	(8,702)
Income tax benefit (expense)	(22)	853
Net loss from continuing operations	(3,936)	(7,849)
Income (loss) from discontinued operations, net of tax	(49)	323
Gain on sale of discontinued operations, net of tax	—	1,239
Net income (loss) from discontinued operations	(49)	1,562
Net loss	$(3,985)	$(6,287)

Net loss per common share – basic and diluted:
Loss per common share from continuing operations	$(0.36)	$(0.71)
Income per common share from discontinued operations	0.00	0.14
Net loss per common share	$(0.36)	$(0.57)

Basic and diluted weighted average common shares outstanding	11,089	11,089

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’

EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balance at December 31, 2006	11,442	$2,288	$53,759	$(4,709)	$(21,875)	$(7,081)	$22,382
Components of comprehensive loss:
Net loss	—	—	—	—	(6,287)	—	(6,287)
Unrealized losses on marketable securities	—	—	—	—	—	(107)	(107)
Increase in minimum pension liability	—	—	—	—	—	(1,205)	(1,205)
Total comprehensive loss							(7,599)

Stock-based compensation	—	—	350	—	—	—	350
Balance at December 31, 2007	11,442	2,288	54,109	(4,709)	(28,162)	(8,393)	15,133
Components of comprehensive loss:
Net loss	—	—	—	—	(3,985)	—	(3,985)
Unrealized losses on marketable securities	—	—	—	—	—	(1,868)	(1,868)
Increase in minimum pension liability	—	—	—	—	—	(11,832)	(11,832)
Total comprehensive loss							(17,685)

Stock-based compensation	—	—	151	—	—	—	151
Balance at December 31, 2008	11,442	$2,288	$54,260	$(4,709)	$(32,147)	$(22,093)	$(2,401)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss from continuing operations	$(3,936)	$(7,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,723	1,681
Stock compensation	151	350
Provision for (recovery of) losses on accounts receivable	128	(36)
Provision for excess and obsolete inventory	213	338
(Gain) loss on sale of investments	32	(332)
Other	227	152
Changes in assets and liabilities:
Increase in restricted cash	(237)	(791)
Decrease (increase) in accounts receivable	(2,381)	2,209
Increase in inventories	(1,923)	(1,075)
Decrease in costs and estimated earnings in excess of billings on uncompleted contracts, net	1,493	2,070
Decrease (increase) in prepaid expenses and other assets	(262)	172
Decrease in prepaid retirement expenses	546	488
Increase (decrease) in accounts payable	110	(121)
Decrease in accrued liabilities	(578)	(1,768)
Increase (decrease) in accrued pension and retirement liabilities	841	(530)
Increase (decrease) in customer deposits	(868)	805
Net cash used in continuing operating activities	(4,721)	(4,237)
Net cash provided by (used in) discontinued operating activities	(49)	1,562
Net cash used in operating activities	(4,770)	(2,675)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,241)	(818)
Proceeds from sale of property, plant and equipment	87	14
Net cash used in investing activities	(1,154)	(804)

Cash flows from financing activities:
Net repayments on line of credit agreement	—	(700)
Principal payments on long-term debt and capital leases	(95)	(94)
Proceeds from issuance of long-term debt	500	—
Net cash provided by (used in) financing activities	405	(794)

Net change in cash and cash equivalents	(5,519)	(4,273)
Cash and cash equivalents at beginning of year	11,276	15,549
Cash and cash equivalents at end of year	$5,757	$11,276

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$263	$252
Income taxes	458	179

See notes to consolidated financial statements.

notes to consolidated financial statements

All dollar amounts are in thousands except per share information or unless otherwise indicated.

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates that require management’s most difficult and subjective judgments include revenue recognition based on the percentage-of-completion method, inventory reserves, allowance for doubtful accounts, income tax valuation allowance, impairment of long-lived assets, pension and retirement obligations and useful lives of depreciable assets.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three or fewer months to be cash equivalents.  The Company maintains cash balances in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant risk with respect to cash.  As of December 31, 2008, cash deposits, including restricted cash, exceeded the federally insured limits by approximately $6,846.

Restricted Cash

Restricted cash that guarantees issued letters of credit that mature or expire within one year is reported as a current asset.  Restricted cash that guarantees issued letters of credit that mature or expire in more than one year are reported as long-term other assets.  Long-term restricted cash at December 31, 2008 and 2007 was $20 and $112, respectively, included in other assets.

Trade Accounts Receivable

In the normal course of business, we provide unsecured credit terms to our customers.  Accordingly, we maintain an allowance for doubtful accounts for possible losses on uncollectible accounts receivable.  We routinely analyze accounts receivable and costs and estimated earnings in excess of billings, and consider history, customer creditworthiness, facts and circumstances specific to outstanding balances, current economic trends, and payment term changes when evaluating adequacy of the allowance for doubtful accounts.  Changes in these factors could result in material differences to bad debt expense.  Past due balances are determined based on contractual terms and are reviewed individually for collectability. Uncollectible accounts receivable are charged against the allowance for doubtful accounts only after exhaustive efforts have been made to collect and with management’s approval.

The table below represents changes in our allowance for doubtful receivables during fiscal year:

	2008	2007
Beginning balance	$292	$328
Provision for (reduction in) losses on accounts receivable	128	(36)
Ending balance	$420	$292

notes to consolidated financial statements

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

Inventories net of reserves at fiscal year-end were as follows:

	2008	2007
Raw materials	$5,934	$4,794
Work-in-process	1,679	2,537
Finished goods	1,457	29
Total inventories, net	$9,070	$7,360

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

	Estimated
	useful lives	2008	2007
Land	n/a	$2,250	$2,250
Buildings and improvements	5 - 40 years	11,600	11,077
Manufacturing machinery and equipment	3 - 8 years	6,258	6,031
Office furniture and equipment	3 - 8 years	788	808
Total		20,896	20,166
Less accumulated depreciation and amortization		(9,363)	(8,156)
Total property, plant and equipment, net		$11,533	$12,010

Software Development Costs

Software development costs, if material, are capitalized from the date technological feasibility is achieved until the product is available for general release to customers.  Such costs have not been material during the periods presented.

Investments

We classify our marketable debt and equity securities as available-for-sale.  Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a component of accumulated other comprehensive loss until realized.  Dividend and interest income are recognized when earned.  Realized gains and losses from the sale of securities are included in results of operations and are determined on the specific identification basis.  A decline in the market value that is deemed other than temporary results in a charge to other income (expense) and the establishment of a new cost basis for the investment.

Impairment of Long- Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the book value of an asset may not be fully recoverable. When this occurs, we review the value assigned to long-lived assets by notes to consolidated financial statements

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

Revenue Recognition

Our sales include revenue from system hardware, software, database products and service contracts.  The following table provides information on revenue by recognition method applied during fiscal years:

	2008	2007
Percentage-of-completion	$22,154	$14,770
Completed contract	13,164	10,047
Other	2,341	1,402
Total sales	$37,659	$26,219

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

Basic income or loss per common share is based upon the average number of shares of common stock outstanding during the period. There were no dilutive shares in 2007 or 2008. Potentially dilutive securities from stock options are discussed in Note 10.

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

Other Comprehensive Loss

We have applied the provisions of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) to our gains and losses included in other comprehensive loss but excluded them from our net income or loss.  On a net basis for 2008 and 2007, there was a deferred income tax asset as a result of the items reflected in comprehensive loss.  However, in applying SFAS 109 we determined that it is more likely than not that we will not realize such net deferred income tax assets and have therefore established a valuation allowance against the full amount of the net deferred income tax asset.  Accordingly, the net income tax effect of the items included in other comprehensive loss is zero.  Therefore, we have included no income tax expense or benefit in relation to items reflected in other comprehensive loss.

The components of accumulated other comprehensive loss were as follows as of December 31:

	2008	2007
Additional minimum pension liability	$(20,390)	$(8,558)
Net unrealized holding gains (losses) on investments	(1,703)	165
Total accumulated other comprehensive loss	$(22,093)	$(8,393)

Leases

We recognize scheduled rent increases on a straight-line basis over the lease term, which may include optional lease renewal terms, and deferred rent income and expense are recognized to reflect the difference between the rent paid or received in the current period and the calculated straight-line amount.

Goodwill

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests its recorded goodwill for impairment on an annual basis during the fourth quarter, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business and significant negative industry or economic trends. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of their short maturity.  The carrying value of the long-term debt discussed in Note 7 approximates its fair value because the interest rates of the debt approximate market interest rates at the reporting periods.  The fair value of investments classified as prepaid retirement expenses are discussed in Note 6.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and hedging Activities” (“SFAS 133”),  with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes that the future requirements of SFAS 161 will not have a material effect on its consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. FSP FAS 142-3 is effective for us on January 1, 2009. The Company believes that the adoption of FSP FAS 142-3 will not have a material effect on its consolidated financial statements.

Reclassifications

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation.

Note 2 - Discontinued Operations

The activity recorded for discontinued operations in 2007 and 2008 represents remaining transactions related to our commercial and military simulation businesses and related service operations (the “Simulation Business”) which we sold to Rockwell Collins, Inc. (“Rockwell”) in 2006.

The gain on the sale of the Simulation Business was recorded as follows:

Cash consideration under Asset Purchase Agreement		$66,500
Adjustment to Asset Purchase Price due to Closing Net Asset computation	(4,800)
Transaction costs	(607)
Net proceeds		61,093
Book value of assets acquired by Rockwell Collins		(33,115)
Book value of liabilities assumed by Rockwell Collins		18,722
Gain before income taxes		46,700
Income taxes		(9,818)
Total net gain recorded from January 1, 2006 through December 31, 2008		$36,882

The net gain on the sale of the Simulation Business was recorded in the following periods:

Net gain on the sale for the year ended December 31, 2006	$35,643
Net gain on the sale for the year ended December 31, 2007	1,239
Net gain on the sale for the year ended December 31, 2008	—
Total net gain on sale for years ended December 31, 2006, 2007 and 2008	$36,882

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized results of operations for the Simulation Business included as income (loss) from discontinued operations, net of tax, in the accompanying consolidated statements of operations for the years ended December 31 2008 and 2007 consisted of operating income (expense) of $(49) and $323, respectively.

In conjunction with the sale of the Simulation Business, the Company also entered into a series of agreements (the “Laser Agreements”) with Rockwell related to the development and supply of laser based products.  The Laser Agreements provided that the Company be paid up to $5,000 upon the achievement of certain milestones related to the development of certain laser based products and provided Rockwell with exclusive distribution rights in certain markets.  The achievement of the milestones and the obligations under the Laser Agreements were disputed in 2007 and 2008.  On June 9, 2008, we entered into an agreement (the “Settlement Agreement”) with Rockwell that provided for a complete settlement of all the related agreements.  The Settlement Agreement required that E&S receive $1,050.  The Settlement Agreement also released both parties from all claims and further obligations under the Laser Agreements. We received the $1,050 of proceeds in the second quarter of 2008 and recorded the proceeds as sales in the accompanying consolidated financial statements.

Note 3 – Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2008		2007
Class	Weighted Avg. Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Maintenance and legacy customers	10	$350	$(111)	$350	$(72)
Planetarium shows	10	280	(97)	280	(61)
Intellectual property rights	5	350	(151)	350	(81)
Total	8.4	$980	$(359)	$980	$(214)

Amortization expense for the years ended December 31, 2008 and 2007 was $144 and $184, respectively.

Maintenance and legacy customers and planetarium shows represent the value of definite-lived intangibles that were identified in the acquisition of Spitz, Inc. (“Spitz”) in 2006.  In November 2006, the Company acquired certain intellectual property rights to protect the application of certain processes in the use of its products for cash payments totaling $350.

Estimated future amortization expense is as follows:

	December 31,
Class	2009	2010	2011	2012	2013	Thereafter
Maintenance and legacy customers	$39	$35	$35	$30	$30	$70
Planetarium shows	34	31	25	25	22	46
Intellectual property rights	70	70	59	—	—	—
Total	$143	$136	$119	$55	$52	$116

Goodwill of $635 resulted from the acquisition of our wholly-owned subsidiary, Spitz, and was measured as the excess of the $2,884 purchase consideration paid over the fair value of the net assets acquired. The Company has made its annual assessment of impairment of goodwill and has concluded that goodwill is not impaired as of December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Costs and Estimated Earnings on Uncompleted Contracts

Comparative information with respect to uncompleted contracts at fiscal year-end:

	2008	2007
Total accumulated costs and estimated earnings on uncompleted contracts	$32,801	$22,339
Less total billings on uncompleted contracts	(36,974)	(25,019)
	$(4,173)	$(2,680)

The above amounts are reported in the consolidated balance sheets as follows:

	2008	2007
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,977	$2,375
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,150)	(5,055)
	$(4,173)	$(2,680)

Note 5 - Leases

We occupy real property and use certain equipment under lease arrangements that are accounted for as operating leases.  Our real property leases contain escalation clauses.  Rental expense for all operating leases for 2008 and 2007 was $300 and $364, respectively.

Future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Fiscal year
2009	$186
2010	186
2011	197
2012	197
2013	211
Thereafter	4,680
Total	$5,657

Note 6 - Employee Retirement Benefit Plans

Pension Plan

The Pension Plan is a qualified defined benefit pension plan funded by Company contributions.  Our funding policy is to contribute amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations. The Pension Plan was frozen in 2002.  Benefits at normal retirement age (65) are based upon the employee’s years of service as of the date of the curtailment for employees not yet retired, and the employee’s compensation prior to the curtailment.

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

401(k) Deferred Savings Plan

We have a deferred savings plan that qualifies under Section 401(k) of the Internal Revenue Code.  The 401(k) plan covers all employees of the Company who have at least one year of service and who are age 18 or older.  We make matching contributions on employee contributions after the employee has achieved one year of service.  We may also make extra matching contributions based on our profitability and other financial and operational considerations.  No extra matching contributions have been made to date.  Our contributions to the 401(k) plan for 2008 and 2007 were $216 and $210, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We purchase Company-owned life insurance policies insuring the lives of participants in the ESP.  The policies accumulate asset values and exist to cover the cost of employee supplemental retirement benefit liabilities.  At December 31, 2008 and 2007, prepaid expenses and deposits included our investments in the policies of $711 and $953, respectively.

Obligations and Funded Status

E&S uses a December 31 measurement date for both the Pension Plan and SERP.

Information concerning the obligations, plan assets and funded status of employee retirement defined benefit plans are provided below:

	Pension Plan		SERP
	2008	2007	2008	2007
Changes in benefit obligation
Projected benefit obligation at beginning of year	$39,986	$39,948	$5,895	$6,084
Service cost	—	—	—	—
Interest cost	2,338	2,334	336	348
Actuarial (gain) loss	1,967	(14)	107	44
Benefits paid	(248)	(2,282)	(595)	(581)
Settlement payments	(2,546)	—	—	—
Projected benefit obligation at end of year	$41,497	$39,986	$5,743	$5,895

Changes in plan assets
Fair value of plan assets at beginning of year	$35,763	$36,589	$—	$—
Actual return on plan assets	(8,519)	1,456	—	—
Contributions	—	—	595	581
Benefits paid	(248)	(2,282)	(595)	(581)
Settlements payments	(2,546)	—	—	—
Fair value of plan assets at end of year	$24,450	$35,763	$—	$—

Net Amount Recognized
Unfunded status	$(17,047)	$(4,222)	$(5,743)	$(5,895)
Unrecognized net actuarial loss	19,821	8,114	921	844
Unrecognized prior service cost	—	—	(351)	(399)
Net amount recognized	$2,774	$3,892	$(5,173)	$(5,450)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Plan		SERP
	2008	2007	2008	2007
Accrued liability	$(17,047)	$(4,222)	$(5,743)	$(5,895)
Accumulated other comprehensive loss	19,821	8,114	570	445
Net amount recognized	$2,774	$3,892	$(5,173)	$(5,450)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic benefit cost

	Pension Plan		SERP
	2008	2007	2008	2007
Service cost	$—	$—	$—	$—
Interest cost	2,338	2,334	336	348
Expected return on assets	(2,781)	(2,843)	—	—
Amortization of actuarial loss	344	235	30	24
Amortization of prior year service cost	—	—	(48)	(49)
Settlement charge	1,217	—	—	—
Net periodic benefit cost (benefit)	$1,118	$(274)	$318	$323

Additional information

The increase to our unrecognized net actuarial loss recorded in other comprehensive loss for the Pension Plan of $11,707 and $1,137 during 2008 and 2007, respectively, arose from the difference between the funded status and the accrued pension expense at the end of each year.

The increase to our minimum liability recorded in other comprehensive income for the SERP of $125 and $68 during 2008 and 2007, respectively, arose from the difference between the funded status and the accrued pension expense at the end of each year.

Assumptions

The weighted average assumptions used to determine benefit obligations and net periodic cost at December 31, 2008 and 2007, included a discount rate of 6.0% in each period for the Pension Plan and SERP.  The weighted average assumption used to determine an expected long-term rate of return on Pension Plan assets was 8.0%.

The long-term rate of return on plan assets was estimated as the weighted average of expected return of each of the asset classes in the target allocation of plan assets.  The expected return of each asset class is based on historical market returns.

Pension Plan Assets

The Pension Plan’s weighted-average asset allocations at fiscal year-end and weighted-average planned targeted asset allocations going forward are as follows:

		2008	2007
Asset allocation category of plan assets	Target %	Actual %	Actual %
Equity securities	60	57	58
Debt securities	30	28	31
Real estate	5	8	5
Other	5	7	6

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

No equity securities of the Company were part of the Pension Plan assets as of December 31, 2008 or 2007.

Cash Flow

Employer contributions

Our funding policy is to contribute amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations.  No contributions are expected to be made to the Pension Plan in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are not currently required to fund the SERP.  All benefit payments are made by us directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes.

The Company has debt and equity securities invested in a trust intended to fund the SERP obligations.  These investments are classified and accounted for as available-for-sale securities.  At December 31, 2008 and 2007, the investment was reported at its fair market value of $3,122 and $5,568, respectively, and was classified as prepaid retirement expenses. There was $(1,703) and $166 of unrealized gain (loss) relating to this asset recorded in accumulated other comprehensive income as of December 31, 2008 and 2007, respectively. Realized gains were $54 and $424 for the years ended December 31, 2008 and 2007.  Unrealized losses were $1,867 and $106 for the years ended December 31, 2008 and 2007.  The Company expects to contribute and pay benefits of approximately $655 related to the SERP in 2009.  This contribution is expected to be made by liquidating the investments classified as prepaid retirement expenses.

Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies that fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Observable inputs (other than Level 1) that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activity.

In accordance with SFAS 157, we measured our investments classified as prepaid retirement expenses at fair value.  Our cash equivalents and marketable securities are classified within Level 1 because the underlying investments have readily available market prices available, with the exception of one equity security for which current market prices are not readily available.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Prepaid retirement expenses:
Marketable equity securities	$3,069	$2,743	$326	$—
Money market mutual funds	53	53	—	—
Total prepaid retirement expenses	$3,122	$2,796	$326	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future benefit payments

The following benefit payments are expected to be paid based on actuarial estimates and prior experience:

	Pension
Fiscal years	Plan	SERP
2009	$2,754	$655
2010	2,032	641
2011	2,697	632
2012	2,460	582
2013	2,669	552
2014-2018	17,360	2,623

Note 7 – Long-term Debt

Long-term debt consists of the following as of December 31:

	2008	2007
First mortgage note payable due in monthly installments of $26 including interest at 7.81% through January 1, 2024; payment and rate subject to adjustment every 3 years, next adjustment January 14, 2010	$2,752	$2,844

Second mortgage note payable due in monthly installments of $4 including interest at 5.75% through October 1, 2028; payment and rate subject to adjustment every 5 years, next adjustment October 1, 2013	497	—

Revolving credit note payable	—	—

Total debt	3,249	2,844

Less current portion of long-term debt	(113)	(92)

Long-term debt, less current portion	$3,136	$2,752

Principal maturities on total debt are scheduled to occur in the following years:

2009	$113
2010	122
2011	132
2012	142
2013	154
Thereafter	2,586
Total debt	$3,249

Mortgage Notes

The first mortgage note payable represents the balance on a $3,200 note (“First Mortgage Note”) issued on January 14, 2004 by Spitz. The First Mortgage Note requires repayment in monthly installments of principal and interest over twenty years.  On each third anniversary of the First Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”).  The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original twenty-year term.  The monthly installment for the first three years was $23 and included interest at 5.75% per annum. On January 14,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2007, the 3YCMT was 4.81% and the interest rate on the First Mortgage Note adjusted to 7.81% per annum. As a result of the interest rate adjustment, the monthly installment amount was adjusted to $26.

The second mortgage note payable represents the balance on a $500 note (“Second Mortgage Note”) issued on September 11, 2008 by Spitz. The Second Mortgage Note requires repayment in monthly installments of principal and interest over twenty years.  On each fifth anniversary of the Second Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over 3YCMT.  The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original twenty-year term.  The monthly installment for the first three years is $4 and includes interest at 5.75% per annum.

The index used to compute the future change in the interest rate for The First Mortgage Note and the Second Mortgage Note (the “ Mortgage Notes”), the 3YCMT, was 1.00% as of December 31, 2008. The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreements; the real property had a carrying value of $4,925 as of December 31, 2008. The Mortgage Notes are guaranteed by the Company.

Line of Credit

On August 24, 2007, the Company entered into an agreement to reinstate, under modified terms, a Line of Credit Agreement (the “Credit Agreement”) which had matured on June 30, 2007. The Credit Agreement permits borrowings of up to $1,100 which are used to fund Spitz’ working capital requirements. The primary modifications to the previous terms consist of a reduction in the per annum interest rate from one-half (0.5%) above the Wall Street Prime Rate to the amount equal to the Wall Street Prime Rate, the elimination of minimum balance deposit requirements and the removal of the limitation placed on borrowings by an asset based formula. Borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The Credit Agreement and Mortgage Notes contain cross default provisions whereby the default of either agreement will result in the default of both agreements. As of December 31, 2008 there were no borrowings outstanding under the Credit Agreement.

Note 8 - Income Taxes

The income tax expense of $22 for 2008 included $38 of refunded foreign income tax withholding, the release of $97 of federal income tax contingency and state income tax expense of $157. The income tax benefit of $93 for 2007 represents adjustments to foreign income taxes accrued in 2006.  The actual expense (benefit) differs from the expected tax expense (benefit) as computed by applying the U.S. federal statutory income tax rate of 35 percent, during fiscal year:

	2008	2007
Tax (expense) benefit at U.S. federal statutory rate	$1,387	$2,233
Gains of foreign subsidiaries	—	93
Adjustment for resolution of tax contingency	97	—
State taxes (net of federal income tax benefit)	(45)	180
Research and development tax credits	(323)	(7,642)
Change in valuation allowance attributable to operations	(812)	5,348
Other, net	(326)	(119)
Tax (expense) benefit	$(22)	$93

Income tax (expense) benefit consisted of the following:

	2008	2007
Income tax (expense) benefit from continuing operations	$(22)	$853
Income tax expense from gain on sale of discontinued operations	—	(760)
Tax (expense) benefit	$(22)	$93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of fiscal year-end:

	2008	2007
Deferred income tax assets:
Plant and equipment, principally due to differences in depreciation	$475	$443
Inventory reserves and other inventory related temporary basis differences	714	786
Warranty, vacation, deferred rent and other liabilities	1,999	1,511
Retirement liabilities	2,213	2,299
Net operating loss carryforwards	59,132	58,951
Credit carryforwards	1,466	1,466
Other	845	762
Total deferred income tax assets	66,844	66,218
Less valuation allowance	(66,787)	(65,975)
Net deferred income tax assets	57	243
Deferred income tax liabilities:
Intangible assets	(57)	(243)
Total deferred income tax liabilities	(57)	(243)
Net deferred income tax assets and liabilities	$—	$—

Worldwide income (loss) before income taxes consisted of the following:

	2008	2007
United States	$(3,801)	$(6,264)
Foreign	(162)	(116)
Total	$(3,963)	$(6,380)

Income tax (expense) benefit consisted of the following:

	2008	2007
Current
U.S. federal	$97	$—
State	(157)	—
Foreign	38	93
Total	$(22)	$93
Deferred
U.S. federal	$650	$(6,187)
State	162	40
Foreign	—	799
Total	812	(5,348)
Valuation allowance increase (decrease)	(812)	5,348
Total	$—	$—

We have total federal net operating loss carryforwards of approximately $154,500 which expire from 2009 through 2028.  Approximately $176 of federal net operating loss carryforwards expired in 2008.  We have various federal tax credit carryforwards of approximately $1,500, a portion of which expire between 2011 and 2016.  We also have state net operating loss carryforwards of approximately $130,900 that expire depending on the rules of the various states to which the loss or credit is allocated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2008, the valuation allowance on deferred income tax assets increased $812.  During the year ended December 31, 2007 the valuation allowance on deferred income tax assets decreased by approximately $5,348.  Valuation allowances were established according to our belief that it is more likely than not that these net deferred income tax assets will not be realized.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes,”  .  Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company impaired approximately $6 million of deferred tax assets related to research and experimentation tax credits, which had a full valuation allowance and therefore did not result in a reduction to the January 1, 2007, balance of retained earnings.  The amount of unrecognized tax benefits as of January 1, 2007, was $6 million. That amount includes unrecognized tax benefits which, if ultimately recognized would not have an impact to the Company’s annual effective tax rate due to the full valuation allowance.  The Company is subject to audit by the IRS and various states for tax years dating back to 1992.

Note 9 - Commitments and Contingencies

Research and Development Arrangement

In December 2005, we entered into a research and development agreement (the “2005 R&D Agreement”) with a third party under which we paid $1,720 during the year ended December 31, 2007.   The 2005 R&D Agreement was terminated in January 2008, when we entered into a new research and development agreement (the “2008 R&D Agreement”) with the same third party.  Under the 2008 R&D Agreement, the Company paid $1,460 during the year ended December 31, 2008.  The Company has a royalty obligation under the 2008 R&D Agreement of 4% of the net sales of the licensed product sold by the Company, with an annual minimum royalty of $400.  Because the agreement relates to technology that is under development and has not reached technological feasibility, all payments made under the agreement are expensed as research and development as incurred.

Letters of Credit

The Company has finance arrangements which facilitate the issuance of letters of credit and bank guarantees. Under the terms of the arrangements, we are required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit or bank guarantees issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of December 31, 2008, we had outstanding letters of credit and bank guarantees of $1,642.  Letters of credit that expire in 2009 and 2010 were $1,622 and $20, respectively.

Note 10 - Stock Option and Stock Purchase Plan

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

upon achievement by the Company or its subsidiaries of performance goals established by our Board of Directors’ Compensation Committee.

The number of shares, terms, and exercise period of option grants are determined by the Board of Directors on an option-by-option basis. Options generally vest ratably over three years and expire ten years from the date of grant.  As of December 31, 2008, options to purchase 1,526,184 shares of common stock were authorized and reserved for future grant.

A summary of activity follows (shares in thousands):

	2008		2007
		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Number	Exercise
	of shares	Price	of shares	Price
Outstanding at beginning of year	1,561	$8.97	1,917	$9.59
Granted	175	1.21	167	3.55
Exercised	—	—	—	—
Cancelled	(501)	13.46	(523)	9.51
Outstanding at end of year	1,235	6.05	1,561	8.97

Exercisable at year end	887	7.27	1,267	9.92

Weighted average fair value of options granted during the year	$0.642		$1.24

As of December 31, 2008, options exercisable and options outstanding had a weighted average remaining contractual term of 4.2 and 5.4 years, respectively, and no aggregate intrinsic value.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2008	2007
Expected life (in years)	2.6	2.6
Risk free interest rate	2.86%	4.3%
Expected volatility	75%	63%
Dividend yield	—	—

Expected option lives and volatilities are based on historical data of the Company.  Our risk free interest rate is calculated as the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no future plans to do so.

As of December 31, 2008, there was approximately $87 of total unrecognized share-based compensation cost related to grants under our plans that will be recognized over a weighted-average period of one year.

Share-based compensation expense from awards under the 2004 Plan for the year ended December 31, 2008 and 2007 was $151 and $350, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Preferred Stock

Class A Preferred Stock

We have 5,000,000 authorized shares of Class A Preferred Stock.  As of December 31, 2008 and 2007, there were no Class A Preferred shares of stock outstanding.  In November 1998, the Company adopted a shareholder rights plan and the Board of Directors declared a dividend of one preferred stock purchase right (“Right”) for each outstanding share of common stock of E&S as of November 19, 1998, and for all future issuances of common stock.  Each Right entitled the registered holder to purchase from E&S one one-thousandth of a share of Preferred Stock at a price per share of $60.00, subject to adjustment. The Rights would have been exercisable ten business days following a public announcement of a person or group of persons acquiring beneficial ownership of 15% or more of our outstanding common shares or following the announcement of a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of persons of 15% or more of the outstanding E&S stock.  The shareholder rights plan expired by its own terms on November 30, 2008.  Accordingly, the consequences of an acquisition of our common stock, as prescribed by the shareholder rights plan, are no longer in effect.

Class B Preferred Stock

We have 5,000,000 authorized shares of Class B Preferred Stock.  As of December 31, 2008 and 2007, no shares were outstanding.

Note 12 - Geographic Information

The table below presents sales by geographic location of sales.  Sales within any individual country did not exceed 10% of consolidated sales:

	2008	2007
United States	$19,212	$15,360
International	18,447	10,859
Total sales	$37,659	$26,219

Note 13 - Significant Customers

For the years ended December 31, 2008 and December 31, 2007, no individual customer represented 10% or more of total revenue.  At December 31, 2008, accounts receivable from Customer A was 27% of total accounts receivable. At December 31, 2007, accounts receivable from Customers A and B were 40% and 11% of total accounts receivable, respectively.  At December 31, 2008, Customer C represented 16% of total costs and estimated earnings in excess of billings.  At December 31, 2007, Customer D represented 11% of total costs and estimated earnings in excess of billings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Evans & Sutherland Computer Corporation

We have audited the accompanying consolidated balance sheets of Evans & Sutherland Computer Corporation (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for the years then ended.   These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Evans & Sutherland Computer Corporation as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Tanner LC

Salt Lake City, Utah

March 6, 2009

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by Item 401 of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2009 Annual Meeting of Shareholders and that information is incorporated herein by reference.  Information required by Item 405 of Regulation S-K will be included under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for our 2009 Annual Meeting of Shareholders and that information is incorporated herein by reference.  Certain information required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” The information required by Item 407(a) of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2009 Annual Meeting of Shareholders and that information is herein incorporated by reference.

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

The information required by this item will be included under the captions “Executive Compensation” and “Election of Directors” in the Proxy Statement for our 2009 Annual Meeting of Shareholders and that information is herein incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2009 Annual Meeting of Shareholders and that information is herein incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2008

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,234,804	$6.05	1,526,184
Equity compensation plans not approved by security holders	—	—	—
Total	1,234,804	$6.05	1,526,184

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in the Proxy Statement for our 2009 Annual Meeting of Shareholders and that information is herein incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be included under the caption “Report of the Audit Committee of the Board of Directors” in the Proxy Statement for our 2009 Annual Meeting of Shareholders and that information is herein incorporated by reference.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   List of documents filed as part of this report

1.     Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this report on Form 10-K.

•      Consolidated Balance Sheets as of December 31, 2008 and 2007

•      Consolidated Statement of Operations for each of the years ended December 31, 2008 and 2007

•      Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2008 and 2007

•      Consolidated Statement of Cash Flows for each of the years ended December 31, 2008 and 2007

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

10.6         Employment agreement between Evans & Sutherland Computer Corporation and Kirk Johnson, dated August 26, 2002, filed as Exhibit 10.14 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.7         Employment Agreement, dated February 8, 2006, by and between Evans & Sutherland Computer Corporation and Jonathan Shaw, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.8         Employment Agreement dated February 8, 2006, by and between Evans & Sutherland Computer Corporation and Paul Dailey, filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.9         Employment Agreement, dated August 26, 2002, by and between Evans & Sutherland Computer Corporation and David H. Bateman, filed as Exhibit 10.13 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

Other material contracts

10.10       Line of Credit Agreement, dated April 28, 2006, between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.4 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.11       Line of Credit Note, dated April 28, 2006, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed here with filed as Exhibit 10.6 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.12      Guaranty, dated April 28, 2006, by Evans and Sutherland Computer Corporation, filed as Exhibit 10.7 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.13       Pledge Agreement, dated April 28, 2006, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.8 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.14       Security Agreement, dated April 28, 2006, by and between Spitz, Inc. and First Keystone Bank, filed here with filed as Exhibit 10.9 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.15       Open-end Mortgage and Security Agreement, dated April 28, 2006, by and between Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.10 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.16       First Modification Agreement to Line of Credit Agreements, dated July 28, 2006, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.11 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.17       Credit Agreement between Evans & Sutherland Computer Corporation and Wells Fargo Bank, National Association effective December 1, 2006, filed as Exhibit 10.24 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.18       Mortgage Note dated January 14, 2004, of Transnational Industries, Inc. and Spitz, Inc. to First Keystone Bank filed as Exhibit 10.25 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.19       Open-End Mortgage and Security Agreement dated January 14, 2004, between Spitz, Inc. and First Keystone Bank filed as Exhibit 10.26 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.20       Loan Agreement dated as January 14, 2004, between First Keystone Bank, Transnational Industries, Inc. and Spitz, Inc filed as Exhibit 10.27 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.21       First Modification Agreement to Mortgage Loan Agreements, dated March 30 2007, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.28 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.22       Second Modification Agreement to Line of Credit Agreements, dated March 30 2007, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.29 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.23      Guaranty, dated March 30, 2007 by Evans and Sutherland Computer Corporation, filed as Exhibit 10.30 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.24      Third Modification Agreement to Line of Credit Agreements, dated August 24 2007, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank,

filed as Exhibit 10.31 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

Subsidiaries of the registrant

21.1         Subsidiaries of Registrant, filed as Exhibit 21.1 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

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

March 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date
Chief Executive Officer
/s/	DAVID H. BATEMAN	and Director	March 6, 2009
	David H. Bateman	(Principal Executive Officer)
Chief Financial Officer
/s/	PAUL L. DAILEY	(Principal Financial Officer and	March 6, 2009
	Paul L. Dailey	Principal Accounting Officer)

/s/	DAVID J. COGHLAN	Chairman of the Board	March 6, 2009
David J. Coghlan

/s/	WILLIAM SCHNEIDER, JR.	Director	March 6, 2009
William Schneider, Jr.

/s/	JAMES P. MCCARTHY	Director	March 6, 2009
James P. McCarthy

/s/	E. MICHAEL CAMPBELL	Director	March 6, 2009
E. Michael Campbell