Form 10-Q
period 2009-03-27
EVANS & SUTHERLAND COMPUTER CORP
filed 2009-05-06
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended March 27, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on April 27, 2009 was 11,089,199.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended March 27, 2009

PART I — FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share data)

	March 27,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$2,711	$5,757
Restricted cash	1,589	1,642
Accounts receivable, less allowances for doubtful receivables of $423 and $420, respectively	4,403	5,778
Costs and estimated earnings in excess of billings on uncompleted contracts	2,398	1,977
Inventories	8,793	9,070
Prepaid expenses and deposits	1,437	1,512
Total current assets	21,331	25,736
Property, plant and equipment, net	11,346	11,533
Prepaid retirement expenses	2,717	3,122
Goodwill	635	635
Intangible assets, net	586	621
Other assets	538	439
Total assets	$37,153	$42,086
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,286	$2,236
Accrued liabilities	3,572	4,062
Billings in excess of costs and estimated earnings on uncompleted contracts	4,970	6,150
Customer deposits	4,300	4,171
Current portion of retirement obligations	636	655
Current portion of long-term debt	116	113
Total current liabilities	15,880	17,387
Deferred rent obligation	1,839	1,829
Long-term debt	3,106	3,136
Pension and retirement obligations	22,836	22,135
Total liabilities	43,661	44,487

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value; authorized 10,000,000 shares; no issued and outstanding shares	—	—
Common stock, $0.20 par value; 30,000,000 shares authorized; 11,441,666 shares issued	2,288	2,288
Additional paid-in-capital	54,287	54,260
Common stock in treasury, at cost; 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(36,080)	(32,147)
Accumulated other comprehensive loss	(22,294)	(22,093)
Total stockholders’ deficit	(6,508)	(2,401)
Total liabilities and stockholders’ deficit	$37,153	$42,086

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 27,	March 28,
	2009	2008

Sales	$5,858	$8,174
Cost of sales	4,058	5,023
Loss on inventory impairment	1,145	—
Gross profit	655	3,151
Expenses:
Selling, general and administrative excluding pension expense	1,822	2,043
Research and development	1,817	2,299
Pension expense — general and administrative	840	54
Operating expenses	4,479	4,396
Operating loss	(3,824)	(1,245)
Other expense	(51)	(26)
Loss before income taxes	(3,875)	(1,271)
Income tax benefit (expense)	(58)	93
Net loss	$(3,933)	$(1,178)

Net loss per common share — basic and diluted:	$(0.35)	$(0.11)
Weighted average common shares outstanding — basic and diluted:	11,089	11,089

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 27,	March 28,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,933)	$(1,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	400	431
Provision for excess and obsolete inventory	1,145	—
Other	99	22
Change in assets and liabilities:
(Increase) decrease in restricted cash	53	(149)
(Increase) decrease in accounts receivable	1,372	(2,085)
Increase in inventories	(868)	(1,172)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, net	(1,601)	2,349
(Increase) decrease in prepaid expenses and deposits	(24)	141
Decrease in prepaid retirement expenses	158	132
Increase (decrease) in accounts payable	50	(370)
Decrease in accrued liabilities	(501)	(435)
Increase (decrease) in pension and retirement obligations	682	(89)
Increase (decrease) in customer deposits	129	(218)
Net cash used in operations	(2,839)	(2,621)

Cash flows from investing activities:
Purchases of property, plant and equipment	(180)	(164)
Net cash used in investing activities	(180)	(164)

Cash flows from financing activities:
Principal payments on long-term debt	(27)	(23)
Net cash used in financing activities	(27)	(23)

Net change in cash	(3,046)	(2,808)
Cash at beginning of period	5,757	11,276
Cash at end of period	$2,711	$8,468

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$61	$56
Cash paid for income taxes	58	396

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

All currency amounts in thousands unless otherwise indicated.

1.              GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation (the “Company”, “E&S”, “we”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with United States generally accepted accounting principles.  This report on Form 10-Q for the three months ended March 27, 2009, should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2008.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows.  The results of operations for the quarterly period ended March 27, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Certain amounts in the 2008 condensed consolidated financial statements and notes have been reclassified to conform to the 2009 presentation.

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

Stock-Based Compensation

We account for stock-based awards under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the amount of share-based awards that is expected to be forfeited. Actual results and future changes in estimates may differ from our current estimates.

Net Loss Per Common Share

Net loss per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period.  Stock options are considered to be common stock equivalents.  Basic loss per common share is based upon the weighted average number of shares of common stock outstanding during the period.  There were no dilutive common stock equivalents for the periods presented. Potentially dilutive securities from stock options are discussed in Note 2.

Inventories

During the quarter ended March 27, 2009, we recognized loss on inventory impairment of $1,145 for obsolete and excess quantities of inventory related to the Evans & Sutherland Laser Projector (“ESLP”).  The Company concluded that an alternative design was more favorable than the previously planned design and as a result we identified inventory materials which are less likely to be used and wrote off those materials during the first quarter.

Inventories consisted of the following:

	March 27,	December 31,
	2009	2008
Raw materials	$5,285	$5,934
Work-in-process	1,766	1,679
Finished goods	1,742	1,457
	$8,793	$9,070

Comprehensive Loss

The components of comprehensive loss for the periods presented were as follows:

	Three Months Ended
	March 27,	March 28,
	2009	2008
Net loss	$(3,933)	$(1,178)
Other comprehensive loss:
Unrealized loss on investments	(201)	(419)
Comprehensive loss	$(4,134)	$(1,597)

2.              STOCK OPTION PLAN

As of March 27, 2009, options to purchase 1,396,451 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.

A summary of activity in the stock option plan for the three months ended March 27, 2009 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of shares	Price
Outstanding at beginning of period	1,235	$6.05
Granted	190	0.27
Exercised	—	—
Cancelled	(60)	14.68
Outstanding at end of period	1,365	4.86

Exercisable at end of period	964	$6.24

As of March 27, 2009, options exercisable and options outstanding had a weighted average remaining contractual term of 4.8 and 6.1 years, respectively, and had no aggregate intrinsic value.

The Black-Scholes option pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first quarter of 2009 and 2008 were based on estimates at the date of grant as follows:

	Three Months Ended
	March 27, 2009	March 28, 2008
Risk free interest rate	3.3%	2.8%
Dividend yield	0%	0%
Volatility	151%	75%
Expected lives range (in years)	1.6 to 3.6	1.6 to 3.6

Expected option lives and volatilities are based on historical data of the Company.  Our risk free interest rate is calculated as the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no future plans to do so.

No options were exercised during the three months ended March 27, 2009. As of March 27, 2009, there was approximately $96 of total unrecognized share-based compensation cost related to grants under our plan that will be recognized over a weighted-average period of 1.5 years.

Share-based compensation expense included in the statement of operations for the three months ended March 27, 2009 and March 28, 2008 was approximately $27 and $20, respectively.

3.              EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Pension Plan		Supplemental Executive Retirement Plan
For the three months ended:	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008

Service cost	$—	$—	$—	$—
Interest cost	577	584	78	84
Expected return on assets	(462)	(695)	—	—
Amortization of actuarial loss	346	86	13	7
Amortization of prior year service cost	—	—	(12)	(12)
Settlement charge	300	—	—
Net periodic benefit (credit) expense	$761	$(25)	$79	$79

Employer Contributions

We are not currently required to fund the Supplemental Executive Retirement Plan (“SERP”).  All benefit payments are made by us directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes.  The Company has debt and equity securities invested in a trust intended to fund the SERP obligations.  These investments are classified and accounted for as available-for-sale securities.  At March 27, 2009 and December 31, 2008, the investment was reported at its fair market value of $2,717 and $3,122, respectively, and was classified as prepaid retirement expenses. There was $1,903 and $1,703 of unrealized loss relating to this asset recorded in accumulated other comprehensive income as of March 27, 2009 and December 31, 2008, respectively. Realized gain (loss) was $(46) and $40 for the three months ended March 27, 2009 and March 28, 2008, respectively.  Unrealized losses were $201 and $419 for the three months ended March 27, 2009 and March 28, 2008, respectively.  The Company expects to contribute and pay SERP benefits of approximately $496 for the remainder of 2009.  This contribution is expected to be made by liquidating the investments classified as prepaid retirement expenses.

4.              FAIR VALUE MEASUREMENTS

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

In accordance with SFAS 157, we measured our investments classified as prepaid retirement expenses at fair value.  Our cash equivalents and marketable securities are classified primarily within Level 1 because the underlying investments have readily available market prices available, with the exception of one equity security for which current market prices are not readily available.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	March 27, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash
Deposits	1,572	n/a	n/a	n/a
Money market mutual funds	1,139	1,139	—	—
Total cash	$2,711	$1,139	$—	$—

Prepaid retirement expenses:
Marketable equity securities	$2,662	$2,389	$273	$—
Money market mutual funds	55	55	—	—
Total prepaid retirement expenses	$2,717	$2,444	$273	$—

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this Form 10-Q.  Except for the historical information contained herein, this quarterly report on Form 10-Q includes certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years.

Although the Company believes it has been prudent in its plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. The Company undertakes no obligation to release publicly any revisions to forward-looking statements as a result of new information, future events or otherwise.

All currency amounts are in thousands unless otherwise indicated.

EXECUTIVE SUMMARY

Revenue and gross profit contributions from our digital theater and dome products declined in the first quarter of 2009 as compared to 2008.  The decreased revenue and gross profit contributed to an increased net loss that, along with changes in working capital, resulted in cash absorbed by operations amounting to slightly more than $2.8 million in the first three months of 2009. After capital expenditures and principal payments on debt, the total decrease in cash amounted to approximately $3 million. While the net loss and cash decline was more than anticipated, we have seen comparable fluctuations in cash levels within prior quarters that recovered with the receipt of payments on new customer orders.  Operating expenses in the first quarter of 2009 continued at levels required to support our plan to develop and market the Evans & Sutherland Laser Projector (“ESLP”), albeit lower than 2008 excluding pension expense. The increased pension expense was anticipated and is expected to continue in 2009, however it will require no cash payments in 2009. Also contributing to the increased net loss was a loss on impairment of inventory related to a change in the design configuration of upcoming ESLP deliveries.

Development of our laser projector products continues with the objective of improving key components that will facilitate more efficient production and performance reliability. Although development efforts have improved the performance of the ESLP, further advances are expected in 2009 in order to facilitate the delivery and acceptance of more customer projects with corresponding revenue. Also, the exploration of potential opportunities for our laser technology in new markets will continue in 2009.  Our success in the development of these new opportunities is the critical element in our plan to significantly expand and profitably grow our business.

Although bookings and revenue were down for the quarter, bidding and selling activities for all of our products remain high with reasonable optimism for increasing orders for the remainder of 2009.  We continue to monitor our business to determine the effects of the current global economic turmoil. We see some delays in customer plans and funding cutbacks; however, we also see signs of government stimulus spending which aids our sales prospects along with continued strong demand for our products in developing areas of the world such as China and India.

Liquidity and capital resources have been pressured by the results of the first quarter of 2009. The adequacy of current liquidity sources to fund operations will depend on a sufficient stream of new orders with adequate customer progress payments through 2009.  We are closely monitoring this situation and exploring possible alternative business strategies and external sources of liquidity which may be necessary to sustain operations through 2009.  However, there can be no assurance that additional liquidity will be available on satisfactory terms, or at all.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are considered by management to be critical to an understanding of our consolidated financial statements.  Their application places significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  A summary of critical accounting policies can be found in our Form 10-K for the year ended December 31, 2008.  For all of these policies, management cautions that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment.

RESULTS OF OPERATIONS

Consolidated Sales

The following table summarizes our consolidated sales:

	For the Three Months Ended
	March 27, 2009	March 28, 2008
Sales	$5,858	$8,174

In the first quarter of 2009 our sales decreased 28% compared to the first quarter of 2008 as a result of decreased customer orders and decreased deliveries of our digital theater and dome products.

Gross Profit

The following table summarizes our gross profit and the percentage to total sales:

	For the Three Months Ended
	March 27, 2009	March 28, 2008
Gross profit	$655	$3,151
Gross profit percentage	11%	39%

Our gross profit decreased in the first quarter of 2009 compared to the first quarter of 2008 due primarily to a loss on inventory impairment of $1,145 for obsolete and excess quantities of inventory related to ESLP.  The Company concluded that an alternative design was more favorable than the previously planned design for several upcoming ESLP deliveries and, as a result, we identified inventory materials which are not likely to be used and recorded an impairment loss on inventory equal to the value of those materials.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended
	March 27, 2009	March 28, 2008
Sales, general and administrative excluding pension expense	$1,822	$2,043
Research and development	1,817	2,299
Pension expense – general and administrative	840	54
Operating expenses	$4,479	$4,396

Sales, general and administrative expenses for the first quarter of 2009 were lower than the first quarter of 2008 due to a decrease in fees related to legal issues and strategic planning.  Research and development costs decreased due to reduced fees under a research and development agreement which was completed in early 2009.  Pension expense increased over 2008 due to higher net periodic pension cost and settlement charges in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

In the first three months of 2009 the $2,839 of cash used in operations was primarily attributable to $2,289 of cash absorbed by the net loss after the effect of $1,644 of non-cash items. The remaining $550 of cash used in operations was attributable to fluctuations in working capital.  Significant fluctuations in working capital in the first three months which absorbed cash included a decrease in cash provided by progress payments received on customer contracts and an increase in inventories which was partly offset by a decrease in accounts receivable. The fluctuations in working capital for the three month period were within the normal range expected from business activities.

In the first three months of 2009, cash used in our investing activities of $180 was due to purchases of property, plant, and equipment.

In the first three months of 2009, cash used in our financing activities of $27 was due to principal payments on a mortgage note payable.

Credit Facilities

The Company is a party to a Credit Agreement with a commercial bank which permits borrowings of up to $1,100 to fund working capital requirements.  Interest is charged on amounts borrowed at the Wall Street Prime Rate. As of March 27, 2009 there were no borrowings outstanding under the Credit Agreement.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific bank account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of March 27, 2009, we had outstanding letters of credit and bank guarantees of $1,589.

Mortgage Notes

As of March 27, 2009 our wholly owned Spitz subsidiary had obligations totaling $3,222 under its two mortgage notes payable.  The balance of theses mortgage notes payable as of March 27, 2009 was $2,727 and $495.

Other

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of March 27, 2009, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during 2009 or 2008.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

We maintain trade credit arrangements with certain of our suppliers.  The unavailability of a significant portion of, or the loss of, these trade credit arrangements from suppliers would have a material adverse effect on our financial condition and operations.

Liquidity was adversely affected by reduced customer payments resulting from low sales bookings and revenue in the first quarter of 2009. Our ESLP delivery obligations and efforts to develop laser products for new markets require spending to continue at levels comparable to previous periods for the remainder of 2009. Our pension obligation will require no cash outlay in 2009; however current estimates indicate possible contributions of approximately $3,500 in 2010.  As discussed in the executive summary above, the adequacy of current liquidity sources to fund our future operations will depend on a sufficient stream of new orders with adequate customer progress payments through 2009. In addition to our efforts to increase sales and client deliveries, we are exploring possible alternative business strategies and external sources of liquidity which may be necessary to sustain operations through 2009 and 2010. New potential external sources of liquidity include debt and equity investments, which may not be available on favorable terms, or at all. If we are unable to fund our planned operations through the sale of products and new external sources, it will be necessary to reduce cost through an alternative business strategy with reduced prospects for growth of the business.

Backlog

On March 27, 2009, our backlog was $19,895 compared with $20,432 at December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2008 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended March 27, 2009 or subsequent to that date that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EVANS & SUTHERLAND COMPUTER CORPORATION

Date	May 6, 2009	By:	/s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)