Form 10-Q
period 2009-06-26
EVANS & SUTHERLAND COMPUTER CORP
filed 2009-07-30
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended June 26, 2009
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the transition period from _____ to _____

Commission file number 001-14677
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
Yes ☐ No ☒

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on July 28, 2009 was 11,089,199.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended June 26, 2009

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share data)
	June 26,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,721	$5,757
Restricted cash	1,468	1,642
Accounts receivable, less allowances for doubtful receivables of $464
and $420, respectively	4,598	5,778
Costs and estimated earnings in excess of billings on uncompleted contracts	2,279	1,977
Inventories	8,638	9,070
Prepaid expenses and deposits	1,447	1,512
Total current assets	20,151	25,736
Property, plant and equipment, net	11,127	11,533
Prepaid retirement expenses	3,080	3,122
Goodwill	635	635
Intangible assets, net	551	621
Other assets	579	439
Total assets	$36,123	$42,086
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,193	$2,236
Accrued liabilities	3,489	4,062
Billings in excess of costs and estimated earnings on uncompleted contracts	4,182	6,150
Customer deposits	4,317	4,171
Current portion of retirement obligations	633	655
Current portion of long-term debt	118	113
Total current liabilities	15,932	17,387
Deferred rent obligation	1,849	1,829
Long-term debt	3,075	3,136
Pension and retirement obligations	23,513	22,135
Total liabilities	44,369	44,487

Commitments and contingencies

Stockholders' deficit:
Preferred stock, no par value; authorized 10,000,000 shares;
no issued and outstanding shares	-	-
Common stock, $0.20 par value; 30,000,000 shares authorized; 11,441,666
shares issued	2,288	2,288
Additional paid-in-capital	54,314	54,260
Common stock in treasury, at cost; 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(38,429)	(32,147)
Accumulated other comprehensive loss	(21,710)	(22,093)
Total stockholders' deficit	(8,246)	(2,401)
Total liabilities and stockholders' deficit	$36,123	$42,086

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008

Sales	$6,074	$9,843	$11,932	$18,017
Cost of sales	3,589	5,834	7,647	10,857
Loss on inventory impairment	147	11	1,292	11
Gross profit	2,338	3,998	2,993	7,149
Operating expenses:
Selling, general and administrative excluding pension expense	1,810	2,479	3,632	4,521
Research and development	1,980	2,527	3,797	4,826
Pension expense – general and administrative	840	386	1,680	441
Operating expenses	4,630	5,392	9,109	9,788
Operating loss	(2,292)	(1,394)	(6,116)	(2,639)
Other expense	(58)	(14)	(109)	(40)
Loss before income taxes	(2,350)	(1,408)	(6,225)	(2,679)
Income tax benefit (expense)	1	-	(57)	93
Net loss	$(2,349)	$(1,408)	$(6,282)	$(2,586)
Net loss per common share – basic and diluted:	$(0.21)	$(0.13)	$(0.57)	$(0.23)

Weighted average common shares outstanding – basic and diluted:	11,089	11,089	11,089	11,089

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (In thousands)

	Six Months Ended
	June 26,	June 27,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,282)	$(2,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	775	866
Provision for excess and obsolete inventory	1,292	11
Other	232	143
Change in assets and liabilities:
Decrease (increase) in restricted cash	174	(417)
Decrease (increase) in accounts receivable	1,136	(4,320)
Increase in inventories	(860)	(2,471)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, net	(2,271)	3,237
(Increase) decrease in prepaid expenses and deposits	(74)	284
Decrease in prepaid retirement expenses	320	256
Increase in accounts payable	957	215
Decrease in accrued liabilities	(580)	(362)
Increase in pension and retirement obligations	1,356	155
Increase in customer deposits	146	632
Net cash used in operations	(3,679)	(4,357)

Cash flows from investing activities:
Purchases of property, plant and equipment	(301)	(450)
Net cash used in investing activities	(301)	(450)

Cash flows from financing activities:
Principal payments on long-term debt	(56)	(46)
Net cash used in financing activities	(56)	(46)

Net change in cash and cash equivalents	(4,036)	(4,853)
Cash and cash equivalents at beginning of period	5,757	11,276
Cash and cash equivalents at end of period	$1,721	$6,423

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$122	$112
Cash paid for income taxes	171	396

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

All currency amounts in thousands unless otherwise indicated.

1.	GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation (the “Company”, “E&S”, “we”, “us”, “our”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with United States generally accepted accounting principles.  This report on Form 10-Q for the three and six months ended June 26, 2009, should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2008.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows.  The results of operations for the three and six month periods ended June 26, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Inventories

During the six months ended June 26, 2009, we recognized loss on inventory impairment of $1,292 for obsolete and excess quantities of inventory related to the Evans & Sutherland Laser Projector (“ESLP”).  The Company concluded that an alternative design was more favorable than the previously planned design and as a result we identified inventory materials which are less likely to be used and wrote off those materials during the first half of the year.

Inventories consisted of the following:
	June 26,	December 31,
	2009	2008
Raw materials	$5,683	$5,934
Work-in-process	1,636	1,679
Finished goods	1,319	1,457
	$8,638	$9,070

Comprehensive Loss

The components of comprehensive loss for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008

Net loss	$(2,349)	$(1,408)	$(6,282)	$(2,586)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	584	89	383	(330)
Comprehensive loss	$(1,765)	$(1,319)	$(5,899)	$(2,916)

Accounting Pronouncements

We do not believe that any recently issued accounting pronouncements will have a significant impact on the Company and its financial position, results of operations, or liquidity.

Liquidity

Liquidity was adversely affected by the net loss and reduced customer payments resulting from low sales bookings and revenue in the first six months of 2009. Our product delivery obligations and efforts to develop products for new markets require spending to continue at levels comparable to previous periods for the remainder of 2009. Our pension obligation will require no cash outlay in 2009; however, current estimates indicate possible contributions of approximately $3,500 in 2010.  The adequacy of current liquidity sources to fund our future operations will depend on a sufficient stream of new orders with adequate customer progress payments through 2009. New potential external sources of liquidity include debt and equity investments, which may not be available on favorable terms, or at all. If we are unable to fund our planned operations through the sale of products and new external sources, it will be necessary to reduce costs through an alternative business strategy with reduced prospects for growth of the business.

2.	STOCK OPTION PLAN

As of June 26, 2009, options to purchase 1,409,310 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.

A summary of activity in the stock option plan for the six months ended June 26, 2009 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of shares	Price
Outstanding at beginning of period	1,235	$6.05
Granted	191	0.27
Exercised	-	-
Cancelled	(61)	14.62
Outstanding at end of period	1,365	4.86

Exercisable at end of period	999	$6.24

As of June 26, 2009, options exercisable and options outstanding had a weighted average remaining contractual term of 5.8 and 6.1 years, respectively, and had no aggregate intrinsic value.

The Black-Scholes option pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first half of 2009 and 2008 were based on estimates at the date of grant as follows:

	Six Months Ended
	June 26, 2009	June 27, 2008
Risk free interest rate	3.2%	2.9%
Dividend yield	0%	0%
Volatility	151%	75%
Expected lives range (in years)	1.6 to 3.6	1.6 to 3.6

Expected option lives and volatilities are based on historical data of the Company.  Our risk free interest rate is calculated as the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no future plans to do so.

No options were exercised during the six months ended June 26, 2009. As of June 26, 2009, there was approximately $76 of total unrecognized share-based compensation cost related to grants under our plan that will be recognized over a weighted-average period of 1.3 years.

Share-based compensation expense included in the statement of operations for the six months ended June 26, 2009 and June 27, 2008 was approximately $62 and $70, respectively.

3.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Pension Plan		Supplemental Executive Retirement Plan
For the three months ended:	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Service cost	$-	$-	$-	$-
Interest cost	577	585	78	83
Expected return on assets	(462)	(695)	-	-
Amortization of actuarial loss	346	86	13	8
Amortization of prior year service cost	-	-	(12)	(12)
Settlement charge	300	331	-	-
Net periodic benefit expense	$761	$307	$79	$79

For the six months ended:	Pension Plan		Supplemental Executive Retirement Plan
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Service cost	$-	$-	$-	$-
Interest cost	1,154	1,169	156	168
Expected return on assets	(924)	(1,390)	-	-
Amortization of actuarial loss	692	172	26	15
Amortization of prior year service cost	-	-	(24)	(24)
Settlement charge	600	331	-	-
Net periodic benefit expense	$1,522	$282	$158	$159

Employer Contributions

We are not currently required to fund the Supplemental Executive Retirement Plan (“SERP”).  All benefit payments are made by us directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes.  The Company has equity securities invested in a trust intended to fund the SERP obligations.  These investments are classified and accounted for as available-for-sale securities.  At June 26, 2009 and December 31, 2008, the investment was reported at its fair market value of $3,080 and $3,122, respectively, and was classified as prepaid retirement expenses. There was $1,319 and $1,703 of unrealized loss relating to this asset recorded in accumulated other comprehensive income as of June 26, 2009 and December 31, 2008, respectively. Realized loss was $59 and $105 for the three and six months ended June 26, 2009, respectively.  Unrealized gain was $584 and $383 for the three and six months ended June 26, 2009, respectively.  Realized gain (loss) was $(8) and $49 for the three and six months ended June 27, 2008, respectively.  Unrealized gain (loss) was $88 and $(329) for the three and six months ended June 27, 2008, respectively.   The Company expects to contribute and pay SERP benefits of approximately $313 for the remainder of 2009.  This contribution is expected to be made by liquidating the investments classified as prepaid retirement expenses.

4.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS 157 clarifies that fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2—Observable inputs (other than Level 1) that are directly or indirectly observable in the marketplace.
Level 3—Unobservable inputs which are supported by little or no market activity.

In accordance with SFAS No. 157, we measured our investments classified as prepaid retirement expenses at fair value.  Our cash equivalents and marketable securities are classified primarily within Level 1 because the underlying investments have readily available market prices, with the exception of one equity security for which there are other observable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	June 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$490	$490	$-	$-

Prepaid retirement expenses:
Marketable equity securities	$3,077	$2,685	$392	$-
Money market mutual funds	3	3	-	-
Total prepaid retirement expenses	$3,080	$2,688	$392	$-

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this Form 10-Q.  Except for the historical information contained herein, this quarterly report on Form 10-Q includes certain "forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years.

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

Executive Summary

Revenue and gross profit contributions from our digital theater and dome products declined in the first six months of 2009 as compared to 2008.  The decreased revenue and gross profit contributed to an increased net loss that, along with changes in working capital, resulted in cash absorbed by operations amounting to approximately $3.7 million in the first six months of 2009. After capital expenditures and principal payments on debt, the total decrease in cash amounted to approximately $4 million. While the net loss and cash decline was more than anticipated for the six month period, most was attributable to the first quarter. The total cash decline for the second quarter was $1 million as compared to $3 million in the first quarter of 2009.  Operating expenses in the second quarter of 2009 continued at levels required to support our plan to develop and market the Evans & Sutherland Laser Projector (“ESLP”), albeit lower than 2008 excluding pension expense. The increased pension expense was anticipated and is expected to continue in 2009, however it will require no cash payments in 2009. Also contributing to the increased net loss was a loss on impairment of inventory related to a change in the design configuration of upcoming ESLP deliveries.

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

Although bookings and revenue were down for the first half of 2009, bidding and selling activities for all of our products remain high with reasonable optimism for increasing orders for the remainder of 2009.  We continue to monitor our business to determine the effects of the current global economic turmoil. We see some delays in customer plans and funding cutbacks; however, we also see signs of government stimulus spending which aids our sales prospects along with continued strong demand for our products in developing areas of the world such as China and India.

Liquidity and capital resources have been pressured by the results of the first half of 2009. The adequacy of current liquidity sources to fund operations will depend on a sufficient stream of new orders with adequate customer progress payments through 2009.  We are closely monitoring this situation and exploring possible alternative business strategies and external sources of liquidity which may be necessary to sustain operations through 2009.  However, there can be no assurance that additional liquidity will be available on satisfactory terms, or at all.

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

Results of Operations

Consolidated Sales

The following table summarizes our consolidated sales:

	For the Three Months Ended		For the Six Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Sales	$6,074	$9,843	$11,932	$18,017

Sales decreased compared to the prior year due to decreased customer orders and deliveries of our digital theater and dome products during the three and six months ended June 26, 2009 and June 27, 2008.

Gross Profit

The following table summarizes our gross profit and the gross profit percentage to total sales:

	For the Three Months Ended		For the Six Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Gross profit	$2,338	$3,998	$2,993	$7,149
Gross profit percentage	38%	41%	25%	40%

Our gross profit decreased in the second quarter of 2009 compared to the second quarter of 2008 due primarily to a high margin on sales of $1,050 in the second quarter of 2008 that was related to the settlement of a laser development agreement.  Our gross profit decreased for the first half of 2009 compared to 2008 due to loss on inventory impairment of $1,292 for obsolete and excess quantities of inventory related to ESLP.  The primary reason for the impairment was due to a change to an alternative design of the ESLP that was viewed to be more favorable than the previously planned design for several upcoming ESLP deliveries. As a result, we identified inventory materials which are not likely to be used and recorded an impairment loss on inventory equal to the value of those materials.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended		For the Six Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Selling, general and administrative excluding pension expense	$1,810	$2,479	$3,632	$4,521
Research and development	1,980	2,527	3,797	4,826
Pension expense – general & administrative	840	386	1,680	441
Operating expenses	$4,630	$5,392	$9,109	$9,788

Sales, general and administrative expenses for the first quarter of 2009 were lower than the first quarter of 2008 due to a decrease in fees related to legal issues, marketing and strategic planning.  Research and development costs decreased primarily due to reduction in fees in 2009 compared to 2008 under a research and development agreement which was completed in the first quarter of 2009.  Pension expense increased over 2008 due to higher net periodic pension cost and settlement charges in 2009, which is reflective of the depressed market value of assets within the pension plan.

Liquidity and Capital Resources

Cash Flow

In the first six months of 2009 the $3,679 of cash used in operations was primarily attributable to $3,983 of cash absorbed by the net loss after the effect of $2,299 of non-cash items. The cash absorbed by the loss was partially offset by $304 of cash provided by fluctuations in working capital.  Significant fluctuations in working capital in the first six months which provided cash included a decrease in accounts receivable and pension and retirement obligations which was partly offset by a decrease in cash provided by progress payments received on customer contracts and an increase in inventories. The decrease in customer progress payments during the first six months of the year corresponded to lower bookings of new customer orders and related deliveries of product. The fluctuations in working capital for the six month period were within the normal range expected from business activities.

In the first six months of 2009, cash used in our investing activities of $301 was due to purchases of property, plant, and equipment.

In the first six months of 2009, cash used in our financing activities of $56 was due to principal payments on a mortgage note payable.

Credit Facilities

The Company is a party to a Credit Agreement with a commercial bank which permits borrowings of up to $1,100 to fund working capital requirements.  Interest is charged on amounts borrowed at the Wall Street Prime Rate. As of June 26, 2009 there were no borrowings outstanding under the Credit Agreement.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific bank account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of June 26, 2009, we had outstanding letters of credit and bank guarantees of $1,488.

Mortgage Notes

As of June 26, 2009 our wholly owned Spitz subsidiary had obligations totaling $3,193 under its two mortgage notes payable.  The balance of theses mortgage notes payable as of June 26, 2009 was $2,702 and $491.

Other

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of June 26, 2009, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during 2009 or 2008.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

We maintain trade credit arrangements with certain of our suppliers.  The unavailability of a significant portion of, or the loss of, these trade credit arrangements from suppliers would have a material adverse effect on our financial condition and operations.

Liquidity was adversely affected by the net loss and reduced customer payments resulting from low sales bookings and revenue in the first six months of 2009. Our ESLP delivery obligations and efforts to develop laser products for new markets require spending to continue at levels comparable to previous periods for the remainder of 2009. Our pension obligation will require no cash outlay in 2009; however current estimates indicate possible contributions of approximately $3,500 in 2010.  As discussed in the executive summary above, the adequacy of current liquidity sources to fund our future operations will depend on a sufficient stream of new orders with adequate customer progress payments through 2009. In addition to our efforts to increase sales and client deliveries, we are exploring possible alternative business strategies and external sources of liquidity which may be necessary to sustain operations through 2009 and 2010. New potential external sources of liquidity include debt and equity investments, which may not be available on favorable terms, or at all. If we are unable to fund our planned operations through the sale of products and new external sources, it will be necessary to reduce cost through an alternative business strategy with reduced prospects for growth of the business.

Backlog

On June 26, 2009, our backlog was $17,525 compared with $20,432 at December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2008 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the six months ended June 26, 2009 or subsequent to that date that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2009, E&S held its annual meeting of shareholders.  At the meeting the shareholders voted as indicated below on the following matters:

1.  Election of the following director to serve until the next annual meeting of shareholders or until his successor is elected and qualified (included as Item 1 in proxy statement):

Nominee	For	Withheld
General James P. McCarthy, USAF (ret.)	9,288,965	1,441,454

2.  Ratification of the appointment of Tanner LC as independent registered public accounting firm for the fiscal year ending December 31, 2009 (included as Item 2 in proxy statement):

For:	10,578,251
Against:	150,288
Abstain:	1,879

The proposal was approved by a majority of the shares represented and voting (including abstentions) which shares voting affirmatively also constituted a majority of the required quorum.

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

EVANS & SUTHERLAND COMPUTER CORPORATION

Date July 30, 2009	By:	/s/ Paul Dailey
Paul Dailey, Chief Financial Officer and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)