Form 10-Q
period 2009-09-25
EVANS & SUTHERLAND COMPUTER CORP
filed 2009-10-30
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended September 25, 2009
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
Yes ☐ No ☒

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on October 23, 2009 was 11,089,199.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended September 25, 2009

		Page No.

	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of September 25, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 25, 2009 and September 26, 2008	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 25, 2009 and September 26, 2008	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	16

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 6.	Exhibits	17

SIGNATURES		18

PART I – FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share data)

	September 25,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,504	$5,757
Restricted cash	1,316	1,642
Accounts receivable, less allowances for doubtful receivables of $456 and $420, respectively	4,441	5,778
Costs and estimated earnings in excess of billings on uncompleted contracts	2,439	1,977
Inventories	8,176	9,070
Prepaid expenses and deposits	1,483	1,512
Total current assets	19,359	25,736
Property, plant and equipment, net	10,843	11,533
Prepaid retirement expenses	3,281	3,122
Goodwill	635	635
Intangible assets, net	515	621
Other assets	707	439
Total assets	$35,340	$42,086
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,949	$2,236
Accrued liabilities	3,719	4,062
Billings in excess of costs and estimated earnings on uncompleted contracts	4,022	6,150
Customer deposits	4,218	4,171
Current portion of retirement obligations	630	655
Current portion of long-term debt	120	113
Total current liabilities	15,658	17,387
Deferred rent obligation	1,425	1,829
Long-term debt	3,045	3,136
Pension and retirement obligations	24,195	22,135
Total liabilities	44,323	44,487
Commitments and contingencies
Stockholders' deficit:
Preferred stock, no par value; authorized 10,000,000 shares; no issued and outstanding shares	-	-
Common stock, $0.20 par value; 30,000,000 shares authorized; 11,441,666 shares issued	2,288	2,288
Additional paid-in-capital	54,334	54,260
Common stock in treasury, at cost; 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(39,698)	(32,147)
Accumulated other comprehensive loss	(21,198)	(22,093)
Total stockholders' deficit	(8,983)	(2,401)
Total liabilities and stockholders' deficit	$35,340	$42,086

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2009	2008	2009	2008

Sales	$6,034	$7,999	$17,966	$26,016
Cost of sales	3,758	4,905	11,523	15,761
Loss on inventory impairment	46	34	1,220	46
Gross profit	2,230	3,060	5,223	10,209
Operating expenses:
Selling, general and administrative excluding pension expense	1,584	1,856	5,216	6,378
Research and development	1,421	2,128	5,218	6,954
Pension expense – general and administrative	840	109	2,520	549
Operating expenses	3,845	4,093	12,954	13,881
Operating loss	(1,615)	(1,033)	(7,731)	(3,672)
Other income (expense)	351	(81)	242	(121)
Loss before income taxes	(1,264)	(1,114)	(7,489)	(3,793)
Income tax benefit (expense)	(5)	-	(62)	93
Net loss	$(1,269)	$(1,114)	$(7,551)	$(3,700)

Net loss per common share – basic and diluted	$(0.11)	$(0.10)	$(0.68)	$(0.33)

Weighted average common shares outstanding – basic and diluted	11,089	11,089	11,089	11,089

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (In thousands)

	Nine Months Ended
	September 25,	September 26,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,551)	$(3,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,131	1,306
Provision for excess and obsolete inventory	1,220	46
Gain on termination of land lease	(432)	-
Other	379	347
Change in assets and liabilities:
Decrease (increase) in restricted cash	326	(329)
Decrease (increase) in accounts receivable	1,301	(3,625)
Increase in inventories	(326)	(3,100)
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts, net	(2,590)	2,567
Decrease (increase) in prepaid expenses and deposits	(239)	391
Decrease in prepaid retirement expenses	524	387
Increase in accounts payable	713	481
Decrease in accrued liabilities	(352)	(749)
Increase in pension and retirement obligations	2,036	112
Increase in customer deposits	47	1,408
Net cash used in operations	(3,813)	(4,458)

Cash flows from investing activities:
Purchases of property, plant and equipment	(356)	(685)
Net cash used in investing activities	(356)	(685)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	500
Principal payments on long-term debt	(84)	(69)
Net cash provided by (used in) financing activities	(84)	431

Net change in cash and cash equivalents	(4,253)	(4,712)
Cash and cash equivalents at beginning of period	5,757	11,276
Cash and cash equivalents at end of period	$1,504	$6,564

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$183	$199
Cash paid for income taxes	104	458

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

All currency amounts in thousands unless otherwise indicated.

1.	GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation and its consolidated subsidiaries (the “Company”, “E&S”, “we”, “us”, “our”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with United States generally accepted accounting principles (“GAAP”).  This report on Form 10-Q should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2008.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows.  The results of operations for the three and nine month periods ended September 25, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Certain amounts in the 2008 condensed consolidated financial statements and notes have been reclassified to conform to the 2009 presentation.

FASB Establishes Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (“ASC Topic 105”) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third quarter 2009 condensed consolidated financial statements and the principal impact on our condensed consolidated financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

Revenue Recognition
Our sales include revenue from system hardware, software, database products and service contracts.  The following methods are used to compute revenue recognition:

Percentage-of-Completion. In arrangements that are longer in term and require significant production, modification or customization, revenue is recognized using the percentage-of-completion method.  In applying this method, we utilize cost-to-cost methodology whereby we estimate the percent complete by calculating the ratio of costs incurred (consisting of material, labor and subcontracting costs, as well as an allocation of indirect costs) to management’s estimate of total anticipated costs.   This ratio is then utilized to determine the amount of gross profit earned based on management’s estimate of total estimated gross profit at completion.  We routinely review estimates related to percentage-of-completion contracts and adjust for changes in the period revisions are made.  Billings on uncompleted percentage-of-completion contracts may be greater than or less than incurred costs and estimated earnings and are recorded as an asset or liability in the accompanying consolidated balance sheets.

In those arrangements where software is a significant component of the contract, the Company uses the percentage-of-completion method as described above.

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

Stock-Based Compensation

Compensation cost for all stock-based awards is measured at fair value on date of grant and is recognized over the service period for awards expected to vest.  Determining the fair value of share-based awards at the grant date requires judgment, including estimating the number of share-based awards that are expected to be forfeited. Actual results and future changes in estimates may differ from our current estimates.

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

Inventories

During the nine months ended September 25, 2009, we recognized loss on inventory impairment of $1,220 for obsolete and excess quantities of inventory related to the Evans & Sutherland Laser Projector (“ESLP”).  The Company concluded that an alternative design was more favorable than the previously planned design and as a result we identified inventory materials which are less likely to be used and wrote off those materials during the first half of the year.

Inventories consisted of the following:
	September 25,	December 31,
	2009	2008
Raw materials	$5,303	$5,934
Work-in-process	1,740	1,679
Finished goods	1,133	1,457
	$8,176	$9,070

Comprehensive Loss

The components of comprehensive loss for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2009	2008	2009	2008

Net loss	$(1,269)	$(1,114)	$(7,551)	$(3,700)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	511	(623)	895	(953)
Comprehensive loss	$(758)	$(1,737)	$(6,656)	$(4,653)

Subsequent Events

We evaluated events and transactions for potential recognition or disclosure in the consolidated financial statements through October 30, 2009, the day the consolidated financial statements were issued.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the fair value requirements of ASC subtopic 605-25, “Revenue Recognition-Multiple Element Arrangements” by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) (now referred to as “TPE” standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

 In October 2009, the FASB issued ASU No. 2009-14, Software (ASC Topic 985) - Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the scope of ASC subtopic 965-605, “Software-Revenue Recognition” to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

ASC Topic 605 and 985 require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. These updates may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently evaluating the impact of adopting these updates on our consolidated financial statements.

Liquidity

Liquidity was adversely affected by the net loss and reduced customer payments resulting from low sales bookings and revenue in the first nine months of 2009. Our product delivery obligations and efforts to develop products for new markets require spending to continue at levels comparable to previous periods for the remainder of 2009. Our pension obligation will require no cash outlay in 2009; however, estimates indicate possible contributions of approximately $3,500 in 2010.  The adequacy of current liquidity sources to fund our future operations will depend on a sufficient stream of new orders with adequate customer progress payments through 2009 and 2010. New potential external sources of liquidity include debt and equity investments, which may not be available on favorable terms, or at all. On October 19, 2009, we entered into a Purchase and Sale Agreement (the “Sale Agreement”) with Wasatch Research Park I, LLC, a Utah limited liability company (“Wasatch”), pursuant to which we have agreed to sell to Wasatch our three buildings located in Salt Lake City, Utah, together with all improvements thereon for a total purchase price of $2,500. The conditions to the Sale Agreement include the entry by E&S and Wasatch into a sublease agreement pursuant to which E&S will lease back the buildings and the ground for a term of five years and the entry by E&S and Wasatch into a repurchase option agreement that will grant to E&S the right to repurchase the buildings from Wasatch during the five years following the closing. This transaction is expected to close in November and to be accounted for as a financing which will provide approximately $2,300 of cash after transaction expenses and a lease deposit.  If we are unable to fully fund our planned operations through the sale of products and new external sources, it will be necessary to reduce costs through an alternative business strategy with reduced prospects for growth of the business.

2.	STOCK OPTION PLAN

As of September 25, 2009, options to purchase 1,410,144 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the nine months ended September 25, 2009 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of shares	Price
Outstanding at beginning of period	1,235	$6.05
Granted	191	0.27
Exercised	-	-
Cancelled	(62)	14.59
Outstanding at end of period	1,364	4.86

Exercisable at end of period	1,001	$6.23

As of September 25, 2009, options exercisable and options outstanding had a weighted average remaining contractual term of 4.4 and 5.6 years, respectively, and had no aggregate intrinsic value.

The Black-Scholes option pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first three quarters of 2009 and 2008 were based on estimates at the date of grant as follows:

	Nine Months Ended
	September 25, 2009	September 26, 2008
Risk free interest rate	3.2%	2.9%
Dividend yield	0%	0%
Volatility	164%	75%
Expected lives range (in years)	1.6 to 3.6	1.6 to 3.6

Expected option lives and volatilities are based on historical data of the Company.  Our risk free interest rate is calculated based on the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no future plans to do so.

No options were exercised during the nine months ended September 25, 2009. As of September 25, 2009, there was approximately $62 of total unrecognized share-based compensation cost related to grants under our plan that will be recognized over a weighted-average period of 1.2 years.

Share-based compensation expense included in the statement of operations for the nine months ended September 25, 2009 and September 26, 2008 was approximately $74 and $120, respectively.

3.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Pension Plan		Supplemental Executive Retirement Plan
For the three months ended:	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008

Service cost	$-	$-	$-	$-
Interest cost	577	585	78	84
Expected return on assets	(462)	(695)	-	-
Amortization of actuarial loss	346	85	13	8
Amortization of prior year service cost	-	-	(12)	(12)
Settlement charge	300	54	-	-
Net periodic benefit expense	$761	$29	$79	$80

	Pension Plan		Supplemental Executive Retirement Plan
For the nine months ended:	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008

Service cost	$-	$-	$-	$-
Interest cost	1,731	1,754	233	252
Expected return on assets	(1,386)	(2,085)	-	-
Amortization of actuarial loss	1,038	257	40	22
Amortization of prior year service cost	-	-	(36)	(36)
Settlement charge	900	385	-	-
Net periodic benefit expense	$2,283	$311	$237	$238

Employer Contributions

We are not currently required to fund the Supplemental Executive Retirement Plan (“SERP”).  All benefit payments are made by us directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes.  The Company has equity securities invested in a trust intended to fund the SERP obligations.  These investments are classified and accounted for as available-for-sale securities.  At September 25, 2009 and December 31, 2008, the investment was reported at its fair market value of $3,281 and $3,122, respectively, and was classified as prepaid retirement expenses. There was $807 and $1,703 of unrealized loss relating to this asset recorded in accumulated other comprehensive loss as of September 25, 2009 and December 31, 2008, respectively. Realized loss was $106 and $212 for the three and nine months ended September 25, 2009, respectively.  Unrealized gain was $512 and $895 for the three and nine months ended September 25, 2009, respectively.  Realized gain was $8 and $57 for the three and nine months ended September 26, 2008, respectively.  Unrealized loss was $623 and $953 for the three and nine months ended September 26, 2008, respectively.   The Company expects to contribute and pay SERP benefits of approximately $157 for the remainder of 2009 and $630 for the next twelve months.  This contribution is expected to be made by liquidating the investments classified as prepaid retirement expenses.

4.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted the authoritative guidance for fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs according to valuation methodologies used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	September 25, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$501	$501	$-	$-

Prepaid retirement expenses:
Marketable equity securities	$3,224	$2,894	$330	$-
Money market mutual funds	57	57	-	-
Total prepaid retirement expenses	$3,281	$2,951	$330	$-

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

Executive Summary

Revenue and gross profit contributions from our digital theater and dome products declined in the first nine months of 2009 as compared to 2008.  The decreased revenue and gross profit contributed to an increased net loss that, along with changes in working capital, resulted in cash absorbed by operations amounting to approximately $3.8 million in the first nine months of 2009. After capital expenditures and principal payments on debt, the total decrease in cash amounted to approximately $4.2 million. While the net loss and cash decline was more than anticipated for the nine month period, most was attributable to the first quarter. The total cash decline for the second and third quarter combined was $1.2 million as compared to $3 million in the first quarter of 2009.  Operating expenses in the third quarter of 2009 continued at levels which provided limited support of our plan to develop and market the Evans & Sutherland Laser Projector (“ESLP”). The increased pension expense was anticipated and will continue through 2009, however it will require no cash payments in 2009. We expect cash payments to the pension trust will be required in 2010. Also contributing to the increased net loss was a loss on impairment of inventory related to a change in the design configuration of upcoming ESLP deliveries.

Development of our laser projector products continues with the objective of improving key components that will facilitate more efficient production and performance reliability. Although development efforts have improved the performance of the ESLP, further advances are required in order to facilitate the delivery and acceptance of more customer projects with corresponding revenue. Also, the exploration of potential opportunities for our laser technology in new markets has continued in 2009. These opportunities are being evaluated in conjunction with available funding in plans for 2010 and beyond.  Our success in the development of these new opportunities is the critical element in our plan to significantly expand and profitably grow our business.

Although bookings and revenue were down for the first half of 2009, bidding and selling activities for all of our products remain high with reasonable optimism for increasing orders for the remainder of 2009 and into 2010.  We continue to monitor our business to determine the effects of the current global economic turmoil. We see some delays in customer plans and funding cutbacks; however, we also see signs of government stimulus spending which aids our sales prospects along with continued strong demand for our products in developing areas of the world such as China and India.

Liquidity and capital resources have been pressured by the results of the first three quarters of 2009. The adequacy of current liquidity sources to fund operations will depend on a sufficient stream of new orders with adequate customer progress payments through 2009 and into 2010.  We are closely monitoring this situation and exploring possible alternative business strategies and external sources of liquidity which may be necessary to sustain operations through 2009 and 2010. As discussed in the footnotes to the consolidated financial statements above and the liquidity section below, we have executed an agreement which we expect will lead to a financing transaction providing approximately $2.3 million of cash funding in the fourth quarter of this year.  However, there can be no assurance that this funding along with any additional liquidity will be available on satisfactory terms in amounts sufficient to fund our operations into 2010 and beyond.

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

Results of Operations

Sales

The following table summarizes our sales:

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Sales	$6,034	$7,999	$17,966	$26,016

Sales decreased compared to the prior year due to decreased customer orders and deliveries of our digital theater and dome products during the three and nine months ended September 25, 2009 compared to the same periods in September 26, 2008.

Gross Profit

The following table summarizes our gross profit and the gross profit percentage to total sales:

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Gross profit	$2,230	$3,060	$5,223	$10,209
Gross profit percentage	37%	38%	29%	39%

Our gross profit decreased in the third quarter of 2009 compared to the third quarter of 2008 due to decreased customer orders and deliveries of our digital theater and dome products in 2009.  Our gross profit decreased for the first three quarters of 2009 compared to 2008 due to decreased customer orders and deliveries of our digital theater and dome products in 2009 and also due to loss on inventory impairment of $1,220 for obsolete and excess quantities of inventory related to ESLP.  The impairment was primarily due to a change to an alternative design of the ESLP that was viewed to be more favorable than the previously planned design for several upcoming ESLP deliveries. As a result, we identified inventory materials which are not likely to be used and recorded an impairment loss on inventory equal to the carrying value of those materials.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Selling, general and administrative excluding pension expense	$1,584	$1,856	$5,216	$6,378
Research and development	1,421	2,128	5,218	6,954
Pension expense – general & administrative	840	109	2,520	549
Operating expenses	$3,845	$4,093	$12,954	$13,881

For the three and nine months ended September 25, 2009, sales, general and administrative expenses were lower than the same periods in 2008 due to decreases in legal fees, marketing and strategic planning.  Research and development expenses for the three and nine months ended September 25, 2009 were lower than the same periods in 2008 due to reduction in fees in 2009 compared to 2008 under a research and development agreement.  Pension expense increased over 2008 due to higher net periodic pension cost and settlement charges in 2009, which is reflective of the depressed market value of assets within the pension plan.

Other Income

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Other income (expense)	$351	$(81)	$242	$(121)

For the three and nine months ended September 25, 2009, other income included a credit from termination of a land lease of $432, partially offset by interest expense.  The land under lease was not utilized and had been available for future development which was unnecessary under our current strategic plans.

Liquidity and Capital Resources

Cash Flow

In the first nine months of 2009 the $3,813 of cash used in operations was primarily attributable to $5,253 of cash absorbed by the net loss after the effect of $2,298 of non-cash items. The cash absorbed by the loss was partially offset by $1,440 of cash provided by fluctuations in working capital.  Significant fluctuations in working capital in the first nine months which provided cash included a decrease in accounts receivable and an increase in pension and retirement obligations which was partly offset by a decrease in cash provided by progress payments received on customer contracts and an increase in inventories. The decrease in customer progress payments during the first nine months of the year corresponded to lower bookings of new customer orders and related deliveries of product.

In the first nine months of 2009, cash used in our investing activities of $356 was due to purchases of property, plant, and equipment.

In the first nine months of 2009, cash used in our financing activities of $84 was due to principal payments on a mortgage note payable.

Credit Facilities

The Company is a party to a Credit Agreement with a commercial bank which permits borrowings of up to $1,100 to fund working capital requirements.  Interest is charged on amounts borrowed at the Wall Street Prime Rate. As of September 25, 2009 there were no borrowings outstanding under the Credit Agreement.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific bank account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of September 25, 2009, we had outstanding letters of credit and bank guarantees of $1,336.

Mortgage Notes

As of September 25, 2009, our wholly owned Spitz subsidiary had obligations totaling $3,165 under its two mortgage notes payable.  The balance of theses mortgage notes payable as of September 25, 2009 was $2,677 and $488.

Other

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of September 25, 2009, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during 2009 or 2008.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

We maintain trade credit arrangements with certain of our suppliers.  The unavailability of a significant portion of, or the loss of, these trade credit arrangements from suppliers would have a material adverse effect on our financial condition and operations.

Liquidity was adversely affected by the net loss and reduced customer payments resulting from low sales bookings and revenue in the first nine months of 2009. Our ESLP delivery obligations and efforts to develop laser products for new markets require spending to continue at levels comparable to previous periods for the remainder of 2009. Our pension obligation will require no cash outlay in 2009; however, estimates indicate possible contributions of approximately $3,500 in 2010.  As discussed in the executive summary above, the adequacy of current liquidity sources to fund our future operations will depend on a sufficient stream of new orders with adequate customer progress payments through 2009. In addition to our efforts to increase sales and client deliveries, we are exploring possible alternative business strategies and external sources of liquidity which may be necessary to sustain operations through 2009 and 2010. New potential external sources of liquidity include debt and equity investments, which may not be available on favorable terms, or at all. On October 19, 2009, we entered into a Purchase and Sale Agreement (the “Sale Agreement”) with Wasatch Research Park I, LLC, a Utah limited liability company (“Wasatch”), pursuant to which we have agreed to sell to Wasatch our three buildings located in Salt Lake City, Utah, together with all improvements thereon for a total purchase price of $2,500. The conditions to the Sale Agreement include the entry by E&S and Wasatch into a sublease agreement pursuant to which E&S will lease back the buildings and the ground for a term of five years and the entry by E&S and Wasatch into a repurchase option agreement that will grant to E&S the right to repurchase the buildings from Wasatch during the five years following the closing. This transaction is expected to close in November and to be accounted for as a financing which will provide approximately $2,300 of cash after transaction expenses and a lease deposit.  If we are unable to fully fund our planned operations through the sale of products and new external sources, it will be necessary to reduce cost through an alternative business strategy with reduced prospects for growth of the business.

Backlog

On September 25, 2009, our backlog was $16,288 compared with $20,432 at December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2008 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the nine months ended September 25, 2009 or subsequent to that date that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EVANS & SUTHERLAND COMPUTER CORPORATION

Date:	October 30, 2009	By:	/s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)