Form 10-K
period 2009-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2010-04-05
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

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
Common Stock, $0.20 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒ Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant as of June 26, 2009, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,597,324 based on the closing market price of the common stock on such date as reported by the Nasdaq Stock Market.

The number of shares of the registrant’s Common Stock outstanding as of March 31, 2010 was 11,089,199.

EVANS & SUTHERLAND COMPUTER CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

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

Domed Structures

Our Spitz subsidiary is the world's leading producer of domed projection screens. Spitz designs, manufactures, and installs domed projection screens used in planetarium theaters and a variety of other applications such as ride simulators, special or large format film theaters, simulation training systems and architectural treatments. Spitz’s experience enables it to advise on the architectural integration of domed projection screens and solve complex optical problems involving reflectivity and image distortion on compound curved surfaces. The Company believes that these skills are important to buyers of domed projection screens. The principal customers in our dome business are entities in the entertainment, educational and commercial and military simulation markets. Customers include major theme parks, casinos, world expositions, museums, schools, and military defense contractors. There is currently one known domestic competitor that manufactures domed projection screens. In addition, construction or metal fabrication contractors will occasionally supply domed projection screens, particularly in foreign markets.

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

A significant focus for our R&D in 2009 was the continued development of our laser projector, the ESLP.  We first delivered ESLP’s in the fourth quarter of 2005 to the Air Force and have since delivered the ESLP to planetariums.  Efforts to improve production process, performance and reliability of the laser projector continue. In addition we are exploring the potential application of the ESLP technology in new markets through partnering and licensing arrangements.

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

Employees

As of December 31, 2009, Evans & Sutherland and its subsidiaries employed a total of 124 persons of which 118 were employed fulltime.  As of March 27, 2010, Evans & Sutherland and its subsidiaries employed a total of 101 persons of which 97 were employed fulltime.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the executive officers of E&S as of December 31, 2009.

Name	Age	Position

David H. Bateman	67	President and Chief Executive Officer

Paul L. Dailey	53	Chief Financial Officer and Corporate Secretary

Bob Morishita	58	Vice President Human Resources

Kirk D. Johnson	48	Vice President and General Manager of Digital Theater

Bret Winkler	48	General Manager of Advanced Displays

Jonathan A. Shaw	53	President and Chief Executive Officer of Spitz, Inc.

David H. Bateman was appointed President and Chief Executive Officer of E&S in February 2007.  Mr. Bateman joined E&S as Director of Business Operations in May 1998. He was appointed Vice President – Business Operations in March 2000 and Interim President and Chief Executive Officer and a member of the Board of Directors in June 2006.

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

Brett Winkler was appointed General Manager of Advanced Displays in September 2007.  He has held various engineering and management positions throughout his service at E&S since 1996.  On March 26, 2010, Mr. Winkler’s employment with E&S was terminated as part of a plan to reduce our research and development activities and the related cost.

Jonathan A. Shaw was appointed President and Chief Executive Officer of E&S’s subsidiary, Spitz, Inc. in November 2001 where he held various management positions since 1985.

ITEM 2.	PROPERTIES

Our principal executive, engineering, manufacturing and operations facilities are located in the University of Utah Research Park in Salt Lake City, Utah, where we lease three buildings, which we previously owned, totaling approximately 68,000 square feet.  The buildings are located on land leased from the University of Utah with an initial term of 40 years or longer. During 2009, we concluded a sale-leaseback of the buildings whereby the buildings have been sold and the land lease has been assigned to a third party lender.  We lease the land and our buildings from that lender on a 5 year lease term with the option to renew the lease for two additional 5 year lease terms.  Because we also have the option to buy back the property and interest in the land lease during the term of the lease, the transaction was recorded as a financing and therefore the buildings and related improvements are still recorded as assets as of December 31, 2009.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Over-the-Counter Bulletin Board under the symbol “ESCC.PK.”  On March 31, 2010 there were 607 holders of record of our common stock.  Because brokers and other institutions hold many of our shares on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

We have never paid a cash dividend on our common stock and have used retained earnings for the operation and expansion of our business.  Currently we have an accumulated deficit.  For the foreseeable future, we intend to follow our policy of retaining any future earnings to finance the development and growth of our business.

Additional information required by this item is incorporated by reference to the table captioned Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2009 in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this annual report on Form 10-K.

The table below presents the high and low sales prices per share as reported on the Nasdaq Stock Market or the Pink Sheets, as applicable, by quarter for 2009 and 2008. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	2009		2008
	High	Low	High	Low
First Quarter	$0.79	$0.03	$1.60	$0.60
Second Quarter	0.73	0.20	1.69	0.75
Third Quarter	0.60	0.10	1.65	0.77
Fourth Quarter	0.38	0.05	1.35	0.24

ITEM 6.	NOT APPLICABLE

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

Revenue and gross profit contributions from our digital theater and dome products declined in 2009 as compared to 2008.  The decreased revenue and gross profit contributed to an increased net loss that, along with changes in working capital, resulted in cash absorbed by operations amounting to approximately $5,288 in 2009. Also contributing to the increased net loss was a loss on impairment of inventory related to a change in the design configuration of upcoming Evans & Sutherland Laser Projector (“ESLP”) deliveries. Capital expenditures and principal payments on debt absorbed an additional $539 in 2009; however, other financing activities added cash of $2,670 resulting in a total decrease in cash in 2009 of $3,157 and an unrestricted cash balance of $2,600 as of December 31, 2009.  Operating expenses in 2009 continued at levels which provided limited support of our plan to develop and market the ESLP. Pension expense increased, however, was not as much as anticipated and required no cash payments in 2009. No cash payments to the pension trust will be required in 2010. The decrease in the anticipated 2009 pension expense and 2010 pension trust payments is attributable to a number of factors including the return on pension trust investments late in 2009, changes in the interest rates used to compute the benefit obligation, and lower than anticipated settlement payments.

Development of our laser projector products continued in 2009 but at decreasing pace toward the end of the year as a result of limited cash resources. Although development efforts have improved the performance of the ESLP, further advances are required in order to keep pace with competing projection products and reach new market opportunities. We believe there may be potential opportunities for our laser technology in new markets; however, limited resources will prevent our continued pursuit of such opportunities in 2010. As a result, our laser product efforts will be reduced to support the existing ESLP product so that we can fulfill our current support obligations and sales efforts in the planetarium market.  By reducing our development efforts and making other significant cost reductions we believe the business can become profitable by the end of 2010.

Although bookings and revenue were down in 2009, bidding and selling activities for all of our products remain reasonably steady to sustain revenue levels in 2010 comparable to 2009.  We continue to monitor our business to determine the effects of the current global economic turmoil. We see some delays in customer plans and funding cutbacks; however, we also see signs of government stimulus spending which aids our sales prospects along with continued strong demand for our products in developing areas of the world such as China and India.

Liquidity and capital resources have been pressured by the results of 2009. We have considered alternative business strategies and have sought external sources of liquidity to sustain operations through 2010. These efforts proved difficult in the current economic climate and, as a result we have changed the course of our previous plans to expand the business into the wider high-end commercial display market.  The adequacy of current liquidity sources to fund operations will depend on a sufficient stream of new orders with adequate customer progress payments in 2010 and our ability to execute a plan to aggressively cut cost and restructure the operations. The objective of the plan is to reduce operations to the minimum level to sustain the current digital theater business and the ESLP. This will limit our opportunities for growth in the foreseeable future but we believe will provide an opportunity to meet our obligations through the end of 2010, at which time we will reevaluate our plans.  There can be no assurance that the Company will be successful in these efforts.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Consolidated Sales and Backlog

The following table summarizes our consolidated sales for fiscal year:

	2009	2008
Sales	$25,068	$37,659

 Sales decreased 33% from 2008 to 2009 due to a decrease in the volume of orders and deliveries.  Higher sales in 2008 were attributable to delivery of premium systems including domes, sales of Digistar SP2HD and SciDome systems, the introduction of the Digistar 4 platform and $1,050 related to the settlement of an agreement for the development and supply of laser based products.

 On December 31, 2009, our revenue backlog was $13,339 compared with $20,432 at December 31, 2008.  We anticipate that approximately 83% of the 2009 backlog will be converted to sales in 2010.  The lower backlog as of December 31, 2009 resulted from a decrease in new orders during 2009. The revenue backlog began to improve after December 31, 2009 with strong new orders of approximately $9,200 in the first quarter of 2010.

Gross Profit

The following table summarizes our gross profit and the percentage to total sales during fiscal year:
	2009	2008
Gross profit	$7,767	$15,109
Gross profit percentage	31%	40%

The decrease in gross profit from 2008 to 2009 reflects favorable contract performance in 2008 including high margin from sales recognized for the $1,050 of sales related to the settlement of an agreement for the development and supply of laser based products, compared to lower volume of premium system deliveries in 2009 and a loss on inventory impairment of $1,446 for obsolete and excess quantities of inventory, primarily related to the ESLP.  The Company concluded that an alternative design was more favorable than the previously planned design and as a result we identified inventory materials which are less likely to be used and created a reserve for those materials during the first half of the year.

Operating Expenses
	2009	2008
Selling, general and administrative excluding pension expense	$7,346	$8,105
Research and development	6,193	9,301
Pension expense – general and administrative	2,160	1,436
Total operating expenses	$15,699	$18,842

In 2009, operating expenses decreased 17% compared to 2008 primarily due to decreases in legal, consulting and research and development efforts, including the conclusion of an ongoing research and development agreement with a third party consultant that resulted in $1,500 decrease in expense over the prior year.  Pension expense increased in 2009 due to higher amortization of unrecognized actuarial losses and lower expected return on assets compared to 2008.

Other Income and Expense

The following table summarizes our other income and expense during fiscal year:

	2009	2008
Interest income	$24	165
Interest expense	(282)	(230)
Other income (expense)	384	(165)

Interest income in 2009 decreased compared to 2008 due to the reduction in our average cash balances earning interest during 2009.  The increase to interest expense is due to an increase in debt resulting from the financing transaction involving the sale-leaseback of our buildings and borrowings on the Spitz line of credit, both of which occurred in late 2009.  In 2009, we recorded net other income compared to other expense in 2008 due to  a gain of $432 in 2009 from termination of long-term land lease with escalating rent payments.

Income Taxes

Income tax expense consisted of the following:

	2009	2008
Income tax expense	$(44)	$(22)

Income tax expense of $44 in 2009 was state income taxes.  Income tax expense of $22 in 2008 included the release of $97 of accrued tax contingency offset by state income tax expense of $153.

Liquidity and Capital Resources

Outlook

As discussed in the executive summary above, because cash resources have been depleted to a level insufficient to sustain the operations as currently structured, we are implementing a plan to aggressively cut cost and restructure the operations. We had limited success in accessing external sources of cash, except for the sale leaseback financing transaction described in more detail below. Our new plan cuts research and development and other operating expenses to minimum levels and is designed to sustain the existing digital theater business.  By implementing this plan, along with reduced estimates for 2010 funding requirements of the pension trust, we believe existing cash and funds generated from forecasted revenue can meet our 2010 obligations.  However, no assurance can be provided that we will be successful in these efforts.  The outlook beyond 2010 depends on the continued success of the digital theater business and its ability to generate sufficient cash to meet our obligations, most significantly the pension obligation. The timing and amount of cash required to meet the pension obligation will depend on a number of factors including the return on pension trust investments and potential legislation that could defer required pension funding to future years. We continue to operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.

Cash Flow

	Years Ended December 31,
	2009	2008
Net cash provided by (used in):
Operating activities	$(5,288)	$(4,770)
Investing activities	(396)	(1,154)
Financing activities	2,527	405
Decrease in cash and cash equivalents	$(3,157)	$(5,519)

Cash and cash equivalents decreased $3,157 to $2,600 during 2009, primarily as a result of cash used in operating activities.

Operating Activities

The net cash used by operating activities in 2009 was attributable to $4,458 absorbed by the net loss after the effect of $3,392 of non-cash items and cash used from changes in working capital of $830.  Significant changes in working capital that used cash included a decrease of customer progress payments and a decrease in accounts payable and accrued liabilities which was partially offset by cash provided from an increase in pension and retirement liabilities and a decrease in accounts receivable and inventory.  The decrease in customer progress payments during the year corresponded to lower bookings of new customer orders and related deliveries of product.  The increase in accrued pension and retirement liabilities reflects accumulating pension expenses while no cash payments to the pension trust were required due to credits for contributions made in prior years. Other changes in working capital in 2009 were due to differences in the timing of routine transactions.

The net cash used by operating activities in 2008 was attributable to $1,511 absorbed by the net loss after the effect of $2,474 of non-cash items and cash used from changes in working capital of $3,259.   Significant changes in working capital that used cash included an increase in accounts receivable and inventories. These items reflect the higher volume of sales orders that occurred in 2008.  Significant changes in working capital that provided cash included an increase of customer progress payments and an increase in pension and retirement liabilities.

Investing Activities

Investing activities used $396 of cash during 2009 due to purchases of property, plant and equipment.

Investing activities used $1,154 of cash during 2008 primarily due to purchases of property, plant and equipment.

Financing Activities

Financing activities provided $2,527 of cash during 2009 which included $310 of proceeds from a line of credit utilized in late 2009 and $2,360 from the sale-leaseback of the Company’s main headquarters located in Salt Lake City, Utah which was accounted for as a financing.

Financing activities provided $405 of cash during 2008 which reflected $500 of proceeds from an addition to long-term debt that was used to fund improvements to an existing building owned by the Company.

Credit Facilities

The Company is a party to a Credit Agreement with a commercial bank which permits borrowings of up to $1,100 to fund Spitz working capital requirements.  Interest is charged on amounts borrowed at the Wall Street Journal Prime Rate.   Borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The Credit Agreement and Mortgage Notes contain cross default provisions whereby the default of either agreement will result in the default of both agreements. As of December 31, 2009 there was $310 of borrowings outstanding under the Credit Agreement.

The ability to issue letters of credit and bank guarantees is important to our business as sales in countries other than in North America and Western Europe have increased. In many countries, letters of credit and bank guarantees are required as part of all sales contracts. Letters of credit and bank guarantees are issued to ensure our performance to third parties.

The Company has finance arrangements which facilitate the issuance of letters of credit and bank guarantees. Under the terms of the arrangements, we are required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit or bank guarantees issued, plus other amounts necessary to adequately secure our obligations with the financial institution. As of December 31, 2009, we had outstanding letters of credit and bank guarantees of $1,597.  All letters of credit are expected to expire in 2010.

Mortgage Notes

The first mortgage note payable represents the balance on a $3,200 note (“First Mortgage Note”) issued on January 14, 2004 by Spitz. The First Mortgage Note requires repayment in monthly installments of principal and interest over twenty years.  On each third anniversary of the First Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”).  The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original twenty-year term.  On January 14, 2010, the 3YCMT was 1.49% and the interest rate on the First Mortgage Note adjusted to 5.75% per annum. As a result of the interest rate adjustment, the monthly installment amount was changed from $26 to $23.

The second mortgage note payable represents the balance on a $500 note (“Second Mortgage Note”) issued on September 11, 2008 by Spitz. The Second Mortgage Note requires repayment in monthly installments of principal and interest over twenty years.  On each fifth anniversary of the Second Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over 3YCMT.  The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original twenty-year term.  The monthly installment for the first five years is $4 and includes interest at 5.75% per annum.

The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreements; the real property had a carrying value of $4,825 as of December 31, 2009. The Mortgage Notes are guaranteed by E&S.

Sale-Leaseback Financing

In November 2009, the Company completed the sale of its corporate office buildings and its interest in the lease for the land occupied by the buildings for $2,500.  Under the agreement, we transferred legal title of the buildings including improvements and assigned the related land lease to the buyer. We also entered into a sublease agreement to lease back the land and building for rent of $501 per year, of which $126 represents the land lease and $375 represents the building lease.  The sublease agreement has a term of 5 years with an option for two subsequent 5 year renewal periods.  The Company has a 5 year option to repurchase the buildings and the interest in the land lease according to the following schedule:

Date
To:	From:	Repurchase price:
November 1, 2009	October 31, 2010	$2,575
November 1, 2010	October 31, 2011	$2,625
November 1, 2011	October 31, 2012	$2,732
November 1, 2012	October 31, 2013	$3,005
November 1, 2013	October 31, 2014	$3,305

The arrangement was accounted for as a financing and no sale was recorded because the Company has the right to repurchase the property.  Therefore, the assets representing the building and improvements remain in property, plant and equipment and the Company recorded the net proceeds of the sale as Long-term debt. The $126 portion of the sublease payment attributable to the land lease is equivalent to the payment under the assigned land lease and therefore is subject to the same rent escalations to which the Company was bound before the assignment. The land lease portion of the sublease payment is recorded as rent expense consistent with the treatment of the prior land lease payment before the assignment of the lease. The $375 portion of the sublease payment attributable to the building lease is accounted for as debt service under the financing transaction.  The net proceeds of the financing amounted to $2,329 consisting of the $2,500 sales price less a security deposit of $125, prorated building rent of $15 and the first monthly payment of $31. We will record interest expense at a rate of approximately 20% imputed from the estimated cash flows assuming we exercise the option to repurchase the property at the end of the five year term. In the event that we exercise the option to repurchase the property sooner than the end of the five year term, the difference between the book balance of the debt and the repurchase cost would be recorded as a prepayment premium or discount on the payoff of the debt balance. The cash payment required to repurchase the property on December 31, 2009 was $2,450 consisting of the $2,575 repurchase price under the agreement less a credit for the $125 security deposit. Accordingly, if we had exercised our option to repurchase the property on December 31, 2009, we would have recorded a prepayment premium of approximately 5% in the amount of $112 over the $2,338 book balance of the debt.

Other

In 2010, we expect capital expenditures similar to 2009.  There were no material capital expenditure commitments at the end of 2009, nor do we anticipate any over the next several years.

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of March 31, 2010, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during 2009 or 2008.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

We also maintain trade credit arrangements with certain suppliers.  The unavailability of a significant portion of, or the loss of, these trade credit arrangements from suppliers would have a material adverse effect on our financial condition and operations.

At December 31, 2009, our total indebtedness was $5,784 due on the mortgage notes, line of credit and sales-leaseback financing.  Our cash and restricted cash, subject to various restrictions set forth in this annual report on Form 10-K, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

Effects of Inflation

The effects of inflation were not considered material during fiscal years ended 2009 and 2008, and are not expected to be material for the fiscal year ending 2010.

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

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Generally Accepted Accounting Principles (“ASC Topic 105”) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue ASU’s which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification became effective for our third quarter 2009 condensed consolidated financial statements and the principal impact on our condensed consolidated financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

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

ASC Topic 605 and 985 require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. These updates may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We believe that the future impact of adopting these updates on our consolidated financial statements will not be significant.

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

•	Our belief that our products are performing well, that we will meet all our delivery requirements, and as a result we will incur no damages or penalties for late deliveries in 2010.

•	Our belief that capital expenditures during 2010 will be similar to the capital expenditures incurred during 2009.

•	Our belief that there is no consistent, inherent seasonal pattern to our business.

•	Our belief that any inherent risk that may exist in our foreign operations is not material.

•	Our belief that our properties are suitable for our immediate needs.

•
Our belief that the ultimate disposition of any legal claims asserted against us or other contingent matters will not have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

•	Our belief that we will perform under the conditions of our letters of credit and therefore incur no losses with respect to these letters of credit in 2010 or future years.

•	Our belief that the effects of inflation will not be material for fiscal year 2010.

•	Our belief that most of our backlog will be converted to sales in 2010.

•	Our belief that our 2010 orders will continue at a level sufficient to sustain sales in 2010 comparable to 2009

•
Our belief that we can successfully implement a plan to reduce operating expenses to level that will improve cash flow sufficiently to meet our 2010 obligations while sustaining our digital theater business with adequate support of the ESLP planetarium product.

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

 ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,600	$5,757
Restricted cash	1,597	1,642
Accounts receivable, net	4,024	5,778
Costs and estimated earnings in excess of billings on uncompleted contracts	2,073	1,977
Inventories, net	7,159	9,070
Prepaid expenses and deposits	1,346	1,512
Total current assets	18,799	25,736
Property, plant and equipment, net	10,608	11,533
Prepaid retirement expenses	3,248	3,122
Goodwill	635	635
Intangible assets, net	479	621
Other assets	849	439
Total assets	$34,618	$42,086

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,624	$2,236
Accrued liabilities	3,433	4,062
Billings in excess of costs and estimated earnings on uncompleted contracts	3,667	6,150
Customer deposits	3,483	4,171
Current portion of retirement obligations	643	655
Current portion of long-term debt	452	113
Total current liabilities	13,302	17,387
Deferred rent obligation	1,432	1,829
Long-term debt	5,332	3,136
Pension and retirement obligations	20,522	22,135
Total liabilities	40,588	44,487
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, no par value: 10,000,000 shares authorized; no shares
issued and outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,441,666
shares issued	2,288	2,288
Additional paid-in-capital	54,355	54,260
Common stock in treasury, at cost, 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(39,997)	(32,147)
Accumulated other comprehensive loss	(17,907)	(22,093)
Total stockholders’ deficit	(5,970)	(2,401)
Total liabilities and stockholders’ deficit	$34,618	$42,086

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31
	2009	2008
Sales	$25,068	$37,659
Cost of sales	17,301	22,550
Gross profit	7,767	15,109
Operating expenses:
Selling, general and administrative excluding pension expense	7,346	8,105
Research and development	6,193	9,301
Pension expense – general and administrative	2,160	1,436
Total operating expenses	15,699	18,842
Loss from operations	(7,932)	(3,733)
Interest income	24	165
Interest expense	(282)	(230)
Other income (expense)	384	(165)
Loss before income taxes	(7,806)	(3,963)
Income tax expense	(44)	(22)
Net loss	$(7,850)	$(3,985)

Net loss per common share – basic and diluted:	$(0.71)	$(0.36)
Basic and diluted weighted average common shares outstanding	11,089	11,089

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’

EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balance at January 1, 2008	11,442	$2,288	$54,109	$(4,709)	$(28,162)	$(8,393)	$15,133
Components of comprehensive loss:
Net loss	-	-	-	-	(3,985)	-	(3,985)
Unrealized losses on marketable securities	-	-	-	-	-	(1,868)	(1,868)
Increase in minimum pension liability	-	-	-	-	-	(11,832)	(11,832)
Total comprehensive loss							(17,685)

Stock-based compensation	-	-	151	-	-	-	151
Balance at December 31, 2008	11,442	2,288	54,260	(4,709)	(32,147)	(22,093)	(2,401)
Components of comprehensive loss:
Net loss	-	-	-	-	(7,850)	-	(7,850)
Unrealized gains on marketable securities	-	-	-	-	-	1,043	1,043
Decrease in minimum pension liability	-	-	-	-	-	3,143	3,143
Total comprehensive loss							(3,664)

Stock-based compensation	-	-	95	-	-	-	95
Balance at December 31, 2009	11,442	$2,288	$54,355	$(4,709)	$(39,997)	$(17,907)	$(5,970)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss from continuing operations	$(7,850)	$(3,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,462	1,723
Provision for excess and obsolete inventory	1,446	213
Other	484	538
Changes in assets and liabilities:
Decrease (increase) in restricted cash	65	(237)
Decrease (increase) in accounts receivable	1,209	(2,381)
Decrease (increase) in inventories	465	(1,923)
Decrease (increase) in costs and estimated earnings in excess of billings
on uncompleted contracts, net	(2,579)	1,493
Increase in prepaid expenses and other assets	(264)	(262)
Decrease in prepaid retirement expenses	688	546
Increase (decrease) in accounts payable	(612)	110
Decrease in accrued liabilities	(631)	(578)
Increase in accrued pension and retirement liabilities	1,517	841
Decrease in customer deposits	(688)	(868)
Net cash used in operations	(5,288)	(4,770)

Cash flows from investing activities:
Purchases of property, plant and equipment	(396)	(1,241)
Proceeds from sale of property, plant and equipment	-	87
Net cash used in investing activities	(396)	(1,154)

Cash flows from financing activities:
Net borrowings on line of credit agreement	310	-
Principal payments on long-term debt	(143)	(95)
Proceeds from issuance of long-term debt	2,360	500
Net cash provided by financing activities	2,527	405

Net change in cash and cash equivalents	(3,157)	(5,519)
Cash and cash equivalents at beginning of year	5,757	11,276
Cash and cash equivalents at end of year	$2,600	$5,757

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$275	$263
Income taxes	101	458

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

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Generally Accepted Accounting Principles (“ASC Topic 105”) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue ASU’s which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification became effective for our third quarter 2009 condensed consolidated financial statements and the principal impact on our condensed consolidated financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three or fewer months to be cash equivalents.  The Company maintains cash balances in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant risk with respect to cash.  As of December 31, 2009, cash deposits, including restricted cash, exceeded the federally insured limits by approximately $3,433.

Restricted Cash

Restricted cash that guarantees issued letters of credit that mature or expire within one year is reported as a current asset.  Restricted cash that guarantees issued letters of credit that mature or expire in more than one year are reported as long-term other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below represents changes in our allowance for doubtful receivables during fiscal year:

	2009	2008
Beginning balance	$420	$292
Provision for losses on accounts receivable	545	128
Ending balance	$965	$420

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

During the year ended December 31, 2009, we recognized loss on inventory impairment of $1,446 for obsolete and excess quantities of inventory, primarily related to the Evans & Sutherland Laser Projector (“ESLP”).  The Company concluded that an alternative design was more favorable than the previously planned design and as a result we identified inventory materials which are less likely to be used and wrote off those materials during the first half of the year.

Inventories net of reserves at fiscal year-end were as follows:

	2009	2008
Raw materials	$4,886	$5,934
Work-in-process	1,653	1,679
Finished goods	620	1,457
Total inventories, net	$7,159	$9,070

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets.  Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized.  Leasehold improvements are assigned useful lives the shorter of their useful life or the term of the related lease, including renewal options likely to be exercised.  Routine maintenance, repairs and renewal costs are expensed as incurred.  When property is retired or otherwise disposed of, the book value of the property is removed from the fixed assets and the related accumulated depreciation accounts.  Depreciation is included in cost of sales, research and development or selling, general and administrative expenses depending on the nature of the asset.  The cost and estimated useful lives of property, plant and equipment and the total accumulated depreciation and amortization were as follows at December 31:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Estimated
	useful lives	2009	2008
Land	n/a	$2,250	$2,250
Buildings and improvements	5 - 40 years	11,638	11,600
Manufacturing machinery and equipment	3 - 8 years	6,328	6,258
Office furniture and equipment	3 - 8 years	789	788
Total		21,005	20,896
Less accumulated depreciation and amortization		(10,397)	(9,363)
Total property, plant and equipment, net		$10,608	$11,533

Software Development Costs

Software development costs, if material, are capitalized from the date technological feasibility is achieved until the product is available for general release to customers.  Such costs have not been material during the periods presented.

Investments

We classify our marketable debt and equity securities as available-for-sale.  Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a component of accumulated other comprehensive loss until realized.  Dividend and interest income are recognized when earned.  Realized gains and losses from the sale of securities are included in results of operations and are determined on the specific identification basis.  A decline in the market value that is deemed other-than-temporary results in a charge to other income (expense) and the establishment of a new cost basis for the investment.

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

Revenue Recognition

Our sales include revenue from system hardware, software, database products and service contracts.  The following table provides information on revenue by recognition method applied during fiscal years:

	2009	2008
Percentage-of-completion	$15,949	$22,154
Completed contract	7,692	13,164
Other	1,427	2,341
Total sales	$25,068	$37,659

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basic income or loss per common share is based upon the average number of shares of common stock outstanding during the period. There were no dilutive shares in 2009 or 2008. Potentially dilutive securities from stock options are discussed in Note 9.

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

Other Comprehensive Loss

On a net basis for 2009 and 2008, there was a deferred income tax asset as a result of the items reflected in comprehensive loss. However, we have determined that it is more likely than not that we will not realize such net deferred income tax assets and have therefore established a valuation allowance against the full amount of the net deferred income tax asset. Accordingly, the net income tax effect of the items included in other comprehensive loss is zero. Therefore, we have included no income tax expense or benefit in relation to items reflected in other comprehensive loss.

The components of accumulated other comprehensive loss was as follows as of December 31:

	2009	2008
Additional minimum pension liability	$(17,247)	$(20,390)
Net unrealized holding losses on investments	(660)	(1,703)
Total accumulated other comprehensive loss	$(17,907)	$(22,093)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASC Topic 605 and 985 require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. These updates may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We believe that the future impact of adopting these updates on our consolidated financial statements will not be significant.

Reclassifications

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation.

Liquidity

Liquidity and capital resources have been pressured by the results of 2009. We have considered alternative business strategies and have sought external sources of liquidity to sustain operations through 2010. These efforts proved difficult in the current economic climate and, as a result we will be forced to change the course of our previous plans to expand the business.  The adequacy of current liquidity sources to fund operations will depend on a sufficient stream of new orders with adequate customer progress payments in 2010 and our ability to execute a plan to aggressively cut costs and restructure our operations. The objective of the plan is to reduce operations to the minimum level to sustain the current digital theater business and the ESLP. This will limit opportunities for growth in the foreseeable future, but we believe will provide an opportunity to meet our obligations through the end of 2010, at which time we will reevaluate our plans.  There can be no assurance that we will be successful in these efforts.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2  – Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following as of December 31, 2009 and 2008:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2009	2009		2008
Class	Weighted Avg. Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Maintenance and legacy customers	10	$350	$(149)	$350	$(111)
Planetarium shows	10	280	(131)	280	(97)
Intellectual property rights	5	350	(221)	350	(151)
Total	8.7	$980	$(501)	$980	$(359)

Amortization expense for the years ended December 31, 2009 and 2008 was $142 and $144, respectively.

Maintenance and legacy customers and planetarium shows represent the value of definite-lived intangibles that were identified in the acquisition of Spitz, Inc. (“Spitz”) in 2006.  Also in 2006, the Company acquired certain intellectual property rights to protect the application of certain processes in the use of its products for cash payments totaling $350.

Estimated future amortization expense is as follows:

	December 31,
Class	2010	2011	2012	2013	2014	Thereafter
Maintenance and legacy customers	$35	$35	$31	$30	$28	$42
Planetarium shows	31	25	25	22	20	26
Intellectual property rights	70	59	-	-	-	-
Total	$136	$119	$56	$52	$48	$68

Goodwill of $635 resulted from the acquisition of our wholly-owned subsidiary, Spitz, and was measured as the excess of the $2,884 purchase consideration paid over the fair value of the net assets acquired. The Company has made its annual assessment of impairment of goodwill and has concluded that goodwill is not impaired as of December 31, 2009.

Note 3 - Costs and Estimated Earnings on Uncompleted Contracts

Comparative information with respect to uncompleted contracts at fiscal year-end:

	2009	2008
Total accumulated costs and estimated earnings on uncompleted contracts	$31,346	$32,801
Less total billings on uncompleted contracts	(32,940)	(36,974)
	$(1,594)	$(4,173)

The above amounts are reported in the consolidated balance sheets as follows:
	2009	2008
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,073	$1,977
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,667)	(6,150)
	$(1,594)	$(4,173)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Leases

We occupy real property and use certain equipment under lease arrangements that are accounted for as operating leases.  Our real property leases contain escalation clauses.  Rental expense for all operating leases for 2009 and 2008 was $275 and $300, respectively.

Future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Fiscal year
2010	$126
2011	126
2012	126
2013	126
2014	140
Thereafter	2,817
Total	$3,461

Note 5 - Employee Retirement Benefit Plans

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

401(k) Deferred Savings Plan

We have a deferred savings plan that qualifies under Section 401(k) of the Internal Revenue Code.  The 401(k) plan covers all employees of the Company who have at least one year of service and who are age 18 or older.  We make matching contributions on employee contributions after the employee has achieved one year of service.  We may also make extra matching contributions based on our profitability and other financial and operational considerations.  No extra matching contributions have been made to date.  Our contributions to the 401(k) plan for 2009 and 2008 were $201 and $216, respectively.

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

We purchase Company-owned life insurance policies insuring the lives of participants in the ESP.  The policies accumulate asset values and exist to cover the cost of employee supplemental retirement benefit liabilities.  At December 31, 2009 and 2008, prepaid expenses and deposits included our investments in the policies of $860 and $711, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and Funded Status

E&S uses a December 31 measurement date for both the Pension Plan and SERP.

Information concerning the obligations, plan assets and funded status of employee retirement defined benefit plans are provided below:

	Pension Plan		SERP
	2009	2008	2009	2008
Changes in benefit obligation
Projected benefit obligation at beginning of year	$41,497	$39,986	$5,743	$5,895
Service cost	-	-	-	-
Interest cost	2,308	2,338	311	336
Actuarial loss	823	1,967	150	107
Benefits paid	(290)	(248)	(642)	(595)
Settlement payments	(2,035)	(2,546)	-	-
Projected benefit obligation at end of year	$42,303	$41,497	$5,562	$5,743

Changes in plan assets
Fair value of plan assets at beginning of year	$24,450	$35,763	$-	$-
Actual return on plan assets	4,575	(8,519)	-	-
Contributions	-	-	642	595
Benefits paid	(290)	(248)	(642)	(595)
Settlements payments	(2,035)	(2,546)	-	-
Fair value of plan assets at end of year	$26,700	$24,450	$-	$-

Net Amount Recognized
Unfunded status	$(15,603)	$(17,047)	$(5,562)	$(5,743)
Unrecognized net actuarial loss	16,532	19,821	1,018	921
Unrecognized prior service cost	-	-	(302)	(351)
Net amount recognized	$929	$2,774	$(4,846)	$(5,173)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Plan		SERP
	2009	2008	2009	2008
Accrued liability	$(15,603)	$(17,047)	$(5,562)	$(5,743)
Accumulated other comprehensive loss	16,532	19,821	716	570
Net amount recognized	$929	$2,774	$(4,846)	$(5,173)

Components of net periodic benefit cost

	Pension Plan		SERP
	2009	2008	2009	2008
Service cost	$-	$-	$-	$-
Interest cost	2,308	2,338	311	336
Expected return on assets	(1,848)	(2,781)	-	-
Amortization of actuarial loss	1,384	344	54	30
Amortization of prior year service cost	-	-	(49)	(48)
Settlement charge	-	1,217	-	-
Net periodic benefit cost	$1,844	$1,118	$316	$318

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information

The increase (decrease) to our unrecognized net actuarial loss recorded in other comprehensive loss for the Pension Plan of $(3,289) and $11,707 during 2009 and 2008, respectively, arose from the difference between the funded status and the accrued pension expense at the end of each year. During 2010, we will recognize $397 of accumulated other comprehensive loss as a component of our 2010 net periodic benefit cost.

The increase to our minimum liability recorded in other comprehensive income for the SERP of $146 and $125 during 2009 and 2008, respectively, arose from the difference between the funded status and the accrued pension expense at the end of each year.

Assumptions

The weighted average assumptions used to determine benefit obligations and net periodic cost at December 31, 2009 and 2008, included a discount rate of 5.6% and 6.0% in each period for the Pension Plan and SERP.  The weighted average assumption used to determine an expected long-term rate of return on Pension Plan assets was 8.0%.

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

Pension Plan Assets

The Pension Plan’s weighted-average asset allocations at fiscal year-end and weighted-average planned targeted asset allocations going forward are as follows:

		2009	2008
Asset allocation category of plan assets	Target %	Actual %	Actual %
Equity securities	60	60	57
Debt securities	30	28	28
Real estate	5	4	8
Other	5	8	7

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

No equity securities of the Company were part of the Pension Plan assets as of December 31, 2009 or 2008.

Cash Flow

Employer contributions

Our funding policy is to contribute amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations.  We expect to make contributions of approximately $300 to the Pension Plan in 2010.

We are not currently required to fund the SERP.  All benefit payments are made by us directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes.

The Company has debt and equity securities invested in a trust intended to fund the SERP obligations.  These investments are classified and accounted for as available-for-sale securities.  At December 31, 2009 and 2008, the investment was reported at its fair market value of $3,248 and $3,122, respectively, and was classified as prepaid retirement expenses. There was $660 and $1,703 of unrealized loss relating to this asset recorded in accumulated other comprehensive income as of December 31, 2009 and 2008, respectively. Realized gain (loss) was $(229) and $54 for the years ended December 31, 2009 and 2008.  Unrealized gain (loss) were $1,042 and $(1,867) for the years ended December 31, 2009 and 2008.  The Company expects to contribute and pay benefits of approximately $643 related to the SERP in 2010.  This contribution is expected to be made by liquidating the investments invested in the SERP trust.  These investments are classified as prepaid retirement expenses on the accompanying balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The following is a three-tier fair value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value:

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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Prepaid retirement expenses:
Marketable equity securities	$3,190	$2,891	$299	$-
Money market mutual funds	58	58	-	-
Total prepaid retirement expenses	$3,248	$2,949	$299	$-

Estimated future benefit payments

The following benefit payments are expected to be paid based on actuarial estimates and prior experience:

	Pension
Fiscal years	Plan	SERP
2010	$2,557	$643
2011	2,801	603
2012	2,276	467
2013	2,545	437
2014	3,553	436
2015-2019	17,879	2,180

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 –Debt

Long-term debt consists of the following as of December 31:

	2009	2008
First mortgage note payable due in monthly installments of $26 including interest at 7.81% through January 1, 2024; payment and rate subject to adjustment every 3 years, next adjustment January 14, 2010	$2,652	$2,752

Second mortgage note payable due in monthly installments of $4 including interest at 5.75% through October 1, 2028; payment and rate subject to adjustment every 5 years, next adjustment October 1, 2013	484	497

Revolving credit note payable	310	-

Sale leaseback financing	2,338	-
Total debt	5,784	3,249

Less current portion of long-term debt	(452)	(113)

Long-term debt, less current portion	$5,332	$3,136

Principal maturities on total debt are scheduled to occur in the following years:

2010	$451
2011	148
2012	156
2013	166
2014	2,514
Thereafter	2,349
Total debt	$5,784

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Notes
The first mortgage note payable represents the balance on a $3,200 note (“First Mortgage Note”) issued on January 14, 2004 by Spitz. The First Mortgage Note requires repayment in monthly installments of principal and interest over twenty years.  On each third anniversary of the First Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”).  The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original twenty-year term.  On January 14, 2010, the 3YCMT was 1.49% and the interest rate on the First Mortgage Note adjusted to 5.75% per annum. As a result of the interest rate adjustment, the monthly installment amount was changed from $26 to $23.

The second mortgage note payable represents the balance on a $500 note (“Second Mortgage Note”) issued on September 11, 2008 by Spitz. The Second Mortgage Note requires repayment in monthly installments of principal and interest over twenty years.  On each fifth anniversary of the Second Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over 3YCMT.  The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original twenty-year term.  The monthly installment for the first five years is $4 and includes interest at 5.75% per annum.

The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreements; the real property had a carrying value of $4,825 as of December 31, 2009. The Mortgage Notes are guaranteed by E&S.

Line of Credit

The Company is a party to a Credit Agreement with a commercial bank which permits borrowings of up to $1,100 to fund Spitz working capital requirements.  Interest is charged on amounts borrowed at the Wall Street Journal Prime Rate.  Borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The Credit Agreement and Mortgage Notes contain cross default provisions whereby the default of either agreement will result in the default of both agreements. As of December 31, 2009 there was $310 of borrowings outstanding under the Credit Agreement. The Credit Agreement has no fixed term or maturity date but can be terminated by the bank at any time whereby any borrowings under the Credit Agreement are payable upon demand by the bank,

Sale-Leaseback Financing

In November 2009, the Company completed a purchase agreement with a buyer to sell its corporate office buildings and its interest in the lease for the land occupied by the buildings in Utah for $2,500.  Under the agreement, we transferred legal title of the buildings including improvements and assigned the related land lease to the buyer. We also entered into a sublease agreement to lease back the land and building for rent of $501 per year, of which $126 represents the land lease and $375  represents the building lease.   The sublease agreement has a term of 5 years with an option for two subsequent 5 year renewal periods.  The Company has a 5 year option to repurchase the buildings and the interest in the land lease according to the following schedule:

Date
From:	To:	Repurchase price:
November 1, 2009	October 31, 2010	$2,575
November 1, 2010	October 31, 2011	$2,625
November 1, 2011	October 31, 2012	$2,732
November 1, 2012	October 31, 2013	$3,005
November 1, 2013	October 31, 2014	$3,305

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The arrangement was accounted for as a financing and no sale was recorded because the Company has the right to repurchase the property.  Therefore, the assets representing the building and improvements remain in Property, plant and equipment and the Company recorded the net proceeds of the sale as Long-term debt. The $126 portion of the sublease payment attributable to the land lease is equivalent to the payment under the assigned land lease and therefore is subject to the same rent escalations the Company was bound to before the assignment. The land lease portion of the sublease payment is recorded as rent expense consistent with the treatment of the prior land lease payment before the assignment of the lease. The $375 portion of the sublease agreement attributable to the building lease is accounted for as debt service under the financing transaction.  The net proceeds of the financing amounted to $2,329 consisting of the $2,500 sales price less a security deposit of $125, prorated building rent of $15 and the first monthly payment of $31. We will record interest expense at a rate of approximately 20% imputed from the estimated cash flows assuming we exercise the option to repurchase the property at the end of the five year term. In the event that we exercise the option to repurchase the property sooner than the end of the five year term, the difference between the book balance of the debt and the repurchase cost would be recorded as a prepayment premium or discount on the payoff of the debt balance. The cash payment required to repurchase the property on December 31, 2009 was $2,450 consisting of the $2,575 repurchase price under the agreement less a credit for the $125 security deposit. Accordingly, if we had exercised our option to repurchase the property on December 31, 2009, we would have recorded a prepayment premium of approximately 5% in the amount of $112 over the $2,338 book balance of the debt.

Note 7 - Income Taxes

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

Income tax expense for 2009 consisted of $44 of state income taxes. The income tax expense of $22 for 2008 included $38 of refunded foreign income tax withholding, the release of $97 of federal income tax contingency and state income tax expense of $157. The actual expense differs from the expected tax (expense) benefit as computed by applying the U.S. federal statutory income tax rate of 34 percent, during fiscal year:

	2009	2008
Tax (expense) benefit at U.S. federal statutory rate	$2,656	$1,387
Adjustment for resolution of tax contingency	-	97
State taxes (net of federal income tax benefit)	347	(45)
Research and development tax credits	(38)	(323)
Change in valuation allowance attributable to operations	(2,763)	(812)
Other, net	(246)	(326)
Tax (expense) benefit	$(44)	$(22)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of fiscal year-end:

	2009	2008
Deferred income tax assets:
Plant and equipment, principally due to differences in depreciation	$564	$475
Inventory reserves and other inventory related temporary basis differences	1,285	714
Warranty, vacation, deferred rent and other liabilities	1,651	1,999
Retirement liabilities	2,170	2,213
Net operating loss carryforwards	61,392	59,132
Credit carryforwards	1,428	1,466
Other	1,088	845
Total deferred income tax assets	69,578	66,844
Less valuation allowance	(69,550)	(66,787)
Net deferred income tax assets	28	57
Deferred income tax liabilities:
Intangible assets	(28)	(57)
Total deferred income tax liabilities	(28)	(57)
Net deferred income tax assets and liabilities	$-	$-

Worldwide income (loss) before income taxes consisted of the following:

	2009	2008
United States	$(7,811)	$(3,801)
Foreign	5	(162)
Total	$(7,806)	$(3,963)

Income tax (expense) benefit consisted of the following:

	2009	2008
Current
U.S. federal	$-	$97
State	(44)	(157)
Foreign	-	38
Total	$(44)	$(22)
Deferred
U.S. federal	$2,409	$650
State	392	162
Foreign	(38)	-
Total	2,763	812
Valuation allowance increase	(2,763)	(812)
Total	$-	$-

We have total federal net operating loss carryforwards of approximately $160,100 which expire from 2010 through 2029.  Approximately $1,109 of federal net operating loss carryforwards expired in 2009.  We have various federal tax credit carryforwards of approximately $1,400, a portion of which expire between 2011 and 2016.  We also have state net operating loss carryforwards of approximately $138,800 that expire depending on the rules of the various states to which the loss or credit is allocated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2009 and 2008, the valuation allowance on deferred income tax assets increased by $2,763 and $812, respectively.  Valuation allowances were established according to our belief that it is more likely than not that these net deferred income tax assets will not be realized.

Note 8 - Commitments and Contingencies

Research and Development Arrangement

In December 2005, we entered into a research and development agreement (the “2005 R&D Agreement”) with a third party.   The 2005 R&D Agreement was terminated in January 2008, when we entered into a new research and development agreement (the “2008 R&D Agreement”) with the same third party.  Under the 2008 R&D Agreement, the Company paid $372 and $1,460 during the years ended December 31, 2009 and 2008.  The Company was subject to an annual minimum royalty of $400 under the 2008 R&D agreement which was accrued as research and development expense in 2008. During 2009, the 2008 R&D Agreement and the related licenses associated with the agreement were terminated by the third party.  Based on the termination of the licenses, we were no longer liable for the past or current royalty obligations and, accordingly, reversed the $400 accrued liability during 2009.  Because the agreement related to technology that is still under development and has not reached technological feasibility, all payments made under the agreement were expensed as research and development as incurred.

Letters of Credit

The Company has finance arrangements which facilitate the issuance of letters of credit and bank guarantees. Under the terms of the arrangements, we are required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit or bank guarantees issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of December 31, 2009, we had outstanding letters of credit and bank guarantees of $1,597, all of which is scheduled to expire in 2010.

Note 9 - Stock Option and Stock Purchase Plan

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

The number of shares, terms, and exercise period of option grants are determined by the Board of Directors on an option-by-option basis. Options generally vest ratably over three years and expire ten years from the date of grant.  As of December 31, 2009, options to purchase 1,418,494 shares of common stock were authorized and reserved for future grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity follows (shares in thousands):

	2009		2008
		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Number	Exercise
	of shares	Price	of shares	Price
Outstanding at beginning of year	1,235	$6.05	1,561	$8.97
Granted	191	0.27	175	1.21
Exercised	-	-	-	-
Cancelled	(71)	14.43	(501)	13.46
Outstanding at end of year	1,355	4.80	1,235	6.05

Exercisable at year end	994	6.16	887	7.27

Weighted average fair value of options granted during the year	$0.244		$0.642

As of December 31, 2009, options exercisable and options outstanding had a weighted average remaining contractual term of 4.2 and 5.3 years, respectively, and no aggregate intrinsic value.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2009	2008
Expected life (in years)	2.6	2.6
Risk free interest rate	3.24	2.86%
Expected volatility	221%	75%
Dividend yield	-	-

Expected option lives and volatilities are based on historical data of the Company.  Our risk free interest rate is calculated as the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no future plans to do so.

As of December 31, 2009, there was approximately $45 of total unrecognized share-based compensation cost related to grants under our plans that will be recognized over a weighted-average period of one year.

Share-based compensation expense from awards under the 2004 Plan for the year ended December 31, 2009 and 2008 was $95 and $151, respectively.

Note 10 - Preferred Stock

Class A Preferred Stock

We have 5,000,000 authorized shares of Class A Preferred Stock.  As of December 31, 2009 and 2008, there were no Class A Preferred shares of stock outstanding.

Class B Preferred Stock

We have 5,000,000 authorized shares of Class B Preferred Stock.  As of December 31, 2009 and 2008, no shares were outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Geographic Information

The table below presents sales by geographic location of sales.  Sales within any individual foreign country did not exceed  10% of consolidated sales:

	2009	2008
United States	$13,725	$19,212
International	11,343	18,447
Total sales	$25,068	$37,659

Note 12 - Significant Customers

For the years ended December 31, 2009 and December 31, 2008, no individual customer represented 10% or more of total revenue.  At December 31, 2009, accounts receivable from Customers A and B represented 28% and 23% of total accounts receivable, respectively.  At December 31, 2009, Customer C represented 29% of total costs and estimated earnings in excess of billings.  At December 31, 2008, accounts receivable from Customer A was 27% of total accounts receivable.  At December 31, 2008, Customer D represented 16% of total costs and estimated earnings in excess of billings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Evans & Sutherland Computer Corporation

We have audited the accompanying consolidated balance sheets of Evans & Sutherland Computer Corporation (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for the years then ended.   These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Evans & Sutherland Computer Corporation as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Tanner LC

Salt Lake City, Utah
April 2, 2010

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

ITEM 9B.       OTHER INFORMATION

None

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by Item 401 of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2010 Annual Meeting of Shareholders and that information is incorporated herein by reference.  Information required by Item 405 of Regulation S-K will be included under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for our 2010 Annual Meeting of Shareholders and that information is incorporated herein by reference.  Certain information required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” The information required by Item 407(a) of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2010 Annual Meeting of Shareholders and that information is herein incorporated by reference.

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

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this item will be included under the captions “Executive Compensation” and “Election of Directors” in the Proxy Statement for our 2010 Annual Meeting of Shareholders and that information is herein incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2010 Annual Meeting of Shareholders and that information is herein incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2009

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,355,187	$4.80	1,418,494
Equity compensation plans not approved by security holders	-	-	-
Total	1,355,187	$4.80	1,418,494

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in the Proxy Statement for our 2010 Annual Meeting of Shareholders and that information is herein incorporated by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be included under the caption “Report of the Audit Committee of the Board of Directors” in the Proxy Statement for our 2010 Annual Meeting of Shareholders and that information is herein incorporated by reference.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report

1.    Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this report on Form 10-K.

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statement of Operations for each of the years ended December 31, 2009 and 2008

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2009 and 2008

•	Consolidated Statement of Cash Flows for each of the years ended December 31, 2009 and 2008

•	Notes to Consolidated Financial Statements

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

10.2
Amended and restated Evans & Sutherland Computer Corporation’s Supplemental Executive Retirement Plan (SERP), dated May 16, 2002, filed as Exhibit 10.38 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.3
Amended and restated Evans & Sutherland Computer Corporation’s Executive Savings Plan, dated May 16, 2002, filed as Exhibit 10.39 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.4
Employment agreement between Evans & Sutherland Computer Corporation and Kirk Johnson, dated August 26, 2002, filed as Exhibit 10.14 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.5
Employment Agreement, dated February 8, 2006, by and between Evans & Sutherland Computer Corporation and Jonathan Shaw, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.6
Employment Agreement dated February 8, 2006, by and between Evans & Sutherland Computer Corporation and Paul Dailey, filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.7
Employment Agreement, dated August 26, 2002, by and between Evans & Sutherland Computer Corporation and David H. Bateman, filed as Exhibit 10.13 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

Other material contracts

10.8
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

10.16
Mortgage Note dated January 14, 2004, of Transnational Industries, Inc. and Spitz, Inc. to First Keystone Bank filed as Exhibit 10.25 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.17
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

10.23
Sublease Agreement, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 8-K dated November 17, 2009, by and between Evans & Sutherland Computer Corporation and Wasatch Research Park I, LLC, and incorporated herein by reference.

10.24
Purchase Option Agreement, filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation’s Form 8-K dated November 17, 2009, by and between Evans & Sutherland Computer Corporation and Wasatch Research Park I, LLC, and incorporated herein by reference.

10.25
Marketing Agreement, filed as Exhibit 10.3 to Evans & Sutherland Computer Corporation’s Form 8-K dated November 17, 2009, by and between Evans & Sutherland Computer Corporation and Wasatch Research Park I, LLC, and incorporated herein by reference.

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

April 2, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID H. BATEMAN	Chief Executive Officer and Director
David H. Bateman	(Principal Executive Officer)	April 2, 2010
Chief Financial Officer
/s/ Paul L. Dailey	(Principal Financial Officer and
Paul L. Dailey	Principal Accounting Officer)	April 2, 2010

/s/ David J. Coghlan	Chairman of the Board	April 2, 2010
David J. Coghlan

/s/ William Schneider, Jr.	Director	April 2, 2010
William Schneider, Jr.

/s/ James P. McCarthy	Director	April 2, 2010
James P. McCarthy

/s/ E. Michael Campbell	Director	April 2, 2010
E. Michael Campbell