Form 10-Q
period 2010-04-02
EVANS & SUTHERLAND COMPUTER CORP
filed 2010-05-07
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended April 2, 2010
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

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on May 3, 2010 was 11,089,199.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended April 2, 2010

		Page No.

	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of April 2, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations for the three months ended April 2, 2010 and March 27, 2009	4

	Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2010 and March 27, 2009	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	14

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 6.	Exhibits	15

SIGNATURES		16

PART I – FINANCIAL INFORMATION

Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share data)
	April 2,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,804	$2,600
Restricted cash	864	1,597
Accounts receivable, less allowances for doubtful receivables of $925 and $965, respectively	4,626	4,024
Costs and estimated earnings in excess of billings on uncompleted contracts	1,586	2,073
Inventories	7,653	7,159
Prepaid expenses and deposits	1,422	1,346
Total current assets	17,955	18,799
Property, plant and equipment, net	10,249	10,608
Prepaid retirement expenses	3,186	3,248
Goodwill	635	635
Intangible assets, net	444	479
Other assets	957	849
Total assets	$33,426	$34,618
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,951	$1,624
Accrued liabilities	3,719	3,433
Billings in excess of costs and estimated earnings on uncompleted contracts	3,656	3,667
Customer deposits	3,776	3,483
Current portion of retirement obligations	632	643
Current portion of long-term debt	451	452
Total current liabilities	14,185	13,302
Deferred rent obligation	1,462	1,432
Long-term debt	5,326	5,332
Pension and retirement obligations	20,825	20,522
Total liabilities	41,798	40,588

Commitments and contingencies

Stockholders' deficit:
Preferred stock, no par value; authorized 10,000,000 shares; no issued and outstanding shares	-	-
Common stock, $0.20 par value; 30,000,000 shares authorized; 11,441,666 shares issued	2,288	2,288
Additional paid-in-capital	54,367	54,355
Common stock in treasury, at cost; 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(42,547)	(39,997)
Accumulated other comprehensive loss	(17,771)	(17,907)
Total stockholders' deficit	(8,372)	(5,970)
Total liabilities and stockholders' deficit	$33,426	$34,618

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	April 2,	March 27,
	2010	2009

Sales	$4,400	$5,858
Cost of sales	2,751	5,203
Gross profit	1,649	655
Operating expenses:
Selling, general and administrative excluding pension expense	1,694	1,822
Research and development	1,809	1,817
Pension expense – general and administrative	448	840
Operating expenses	3,951	4,479
Operating loss	(2,302)	(3,824)
Other expense	(245)	(51)
Loss before income taxes	(2,547)	(3,875)
Income tax expense	(3)	(58)
Net loss	$(2,550)	$(3,933)
Net loss per common share – basic and diluted	$(0.23)	$(0.35)

Weighted average common shares outstanding – basic and diluted	11,089	11,089

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (In thousands)

	Three Months Ended
	April 2,	March 27,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,550)	$(3,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	313	400
Provision for excess and obsolete inventory	115	1,145
Other	129	99
Change in assets and liabilities:
Decrease in restricted cash	733	53
Decrease (increase) in accounts receivable	(562)	1,372
Increase in inventories	(609)	(868)
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts, net	476	(1,601)
Increase in prepaid expenses and deposits	(184)	(24)
Decrease in prepaid retirement expenses	163	158
Increase in accounts payable	327	50
Increase (decrease) in accrued liabilities	316	(501)
Increase in pension and retirement obligations	292	682
Increase in customer deposits	293	129
Net cash used in operations	(748)	(2,839)

Cash flows from investing activities:
Purchases of property, plant and equipment	(15)	(180)
Net cash used in investing activities	(15)	(180)

Cash flows from financing activities:
Principal payments on long-term debt	(33)	(27)
Net cash used in financing activities	(33)	(27)

Net change in cash and cash equivalents	(796)	(3,046)
Cash and cash equivalents at beginning of period	2,600	5,757
Cash and cash equivalents at end of period	$1,804	$2,711

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$170	$61
Cash paid for income taxes	19	58

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

All currency amounts in thousands unless otherwise indicated.

1.	GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation and its consolidated subsidiaries (the “Company”, “E&S”, “we”, “us”, “our”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with United States generally accepted accounting principles (“GAAP”). This report on Form 10-Q should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2009.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows.  The results of operations for the three month period ended April 2, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Certain amounts in the 2009 condensed consolidated financial statements and notes have been reclassified to conform to the 2010 presentation.

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

Inventories

Inventories consisted of the following:
	April 2,	December 31,
	2010	2009
Raw materials	$4,923	$4,886
Work-in-process	1,680	1,653
Finished goods	1,050	620
	$7,653	$7,159

Comprehensive Loss

The components of comprehensive loss for the periods presented were as follows:

	Three Months Ended
	April 2,	March 27,
	2010	2009

Net loss	$(2,550)	$(3,933)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	136	(201)
Comprehensive loss	$(2,414)	$(4,134)

Liquidity and Restructuring

Liquidity and capital resources have been pressured by past results of operations. We have considered alternative business strategies and have sought external sources of liquidity to sustain operations through 2010. These efforts proved difficult in the current economic climate and, as a result we have determined to change the course of our previous plans to expand the business. In March 2010 we began executing a plan whereby we have aggressively cut our operating cost costs. As a result, our research and development activities have been reduced to the minimum level to sustain the current digital theater business and Evans & Sutherland Laser Projector (“ESLP”). This will limit opportunities for growth in the foreseeable future, but we believe will provide an opportunity to meet our obligations through the end of 2010, at which time we will reevaluate our plans. The adequacy of current liquidity sources to fund operations will depend on a sufficient stream of new orders with adequate customer progress payments in 2010 and the ability of the organization to support its operations after reducing its resources. There can be no assurance that we will be successful in these efforts. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pursuant to our plan to aggressively cut costs, in the first quarter of 2010 we recorded severance and other termination costs of $483 related to the reduction in force of 18 employees who were engaged primarily in research and development. We did not pay any severance benefits in the first quarter of 2010.  Payment of severance benefits commenced in April 2010 and such payments are expected to continue at declining levels through the end of the fourth quarter of 2010.

2.	STOCK OPTION PLAN

As of April 2, 2010, options to purchase 1,490,294 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the three months ended April 2, 2010 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of shares	Price
Outstanding at beginning of period	1,355	$4.80
Granted	-	-
Exercised	-	-
Cancelled	(72)	11.33
Outstanding at end of period	1,283	4.44

Exercisable at end of period	1,092	$5.11

As of April 2, 2010, options exercisable and options outstanding had a weighted average remaining contractual term of 4.8 and 5.4 years, respectively, and had no aggregate intrinsic value.

No options were granted during the three months ended April 2, 2010.

No options were exercised during the three months ended April 2, 2010. As of April 2, 2010, there was approximately $33 of total unrecognized share-based compensation cost related to grants under our plan that will be recognized over a weighted-average period of 1.2 years.

Share-based compensation expense included in the statement of operations for the three months ended April 2, 2010 and March 27, 2009 was approximately $12 and $27, respectively.

3.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Pension Plan		Supplemental Executive Retirement Plan
For the three months ended:	April 2, 2010	March 27, 2009	April 2, 2010	March 27, 2009

Service cost	$-	$-	$-	$-
Interest cost	575	577	73	78
Expected return on assets	(513)	(462)	-	-
Amortization of actuarial loss	99	346	5	13
Amortization of prior year service cost	-	-	(12)	(12)
Settlement charge	221	300	-	-
Net periodic benefit expense	$382	$761	$66	$79

Employer Contributions

We are not currently required to fund the Supplemental Executive Retirement Plan (“SERP”).  All benefit payments are made by us directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes.  The Company has equity securities invested in a trust intended to fund the SERP obligations.  These investments are classified and accounted for as available-for-sale securities.  At April 2, 2010 and December 31, 2009, the investment was reported at its fair market value of $3,186 and $3,248, respectively, and was classified as prepaid retirement expenses. There was $524 and $660 of unrealized loss relating to this asset recorded in accumulated other comprehensive loss as of April 2, 2010 and December 31, 2009, respectively. Realized loss was $35 and $46 for the three months ended April 2, 2010 and March 27, 2009, respectively.  Unrealized gain (loss) was $136 and ($201) for the three months ended April 2, 2010 and March 27, 2009, respectively.  The Company expects to contribute and pay SERP benefits of approximately $632 during the next twelve months.  This contribution is expected to be made by liquidating the investments classified as prepaid retirement expenses.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	April 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Prepaid retirement expenses:
Marketable equity securities	$3,132	$2,820	$312	$-
Money market mutual funds	54	54	-	-
Total prepaid retirement expenses	$3,186	$2,874	$312	$-

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

Executive Summary

Upon evaluating our access to liquidity and capital resources and considering the current economic climate we concluded in the first quarter that we could no longer pursue our plans to expand the business into the wider high-end commercial display market.  As a result, in March 2010, we began executing a plan to reduce our research and development activities to the minimum level to sustain the current digital theater business and the ESLP. We are also reducing overhead structure wherever feasible.  This plan will aggressively cut costs and curtail some of our research and development activities.. This will limit opportunities for growth in the foreseeable future, but we believe will provide an opportunity to meet our obligations through the end of 2010, at which time we will reevaluate our plans.

We will continue to aggressively pursue opportunities in the digital theater and other markets served by our projection products and domes through the Company and our subsidiary, Spitz, Inc. (“Spitz”). This will include the Company’s continued support of the ESLP as well as the development and improvement of new innovative products such as Digistar for planetarium theaters. Spitz will continue to develop and improve its planetarium products targeted for smaller venues in education markets such as its SciDome product. Spitz will also continue to develop and improve its dome products used by planetarium theaters and many other varied applications.  Both the Company and Spitz will continue the production of quality show content for planetarium theaters.  We believe that the ability to include the wide range of complementary products offered by the Company and Spitz in the systems we sell, along with access to the legacy customer base of the Company and Spitz, provides a unique competitive advantage.

Revenue recorded in the first quarter of 2010 declined as compared to the first quarter of 2009; however, the gross profit contribution improved and operating expenses were reduced.  As a result, the net loss in the first quarter of 2010 was lower than the loss reported in 2009. The improved gross profit contribution was attributable to better margins on work completed in 2010 and an inventory obsolescence charge recorded in the first quarter of 2009.  Operating expenses declined in 2010, despite a first quarter charge for termination costs related to our cost cutting plan, because of various reductions in research and development activities and overhead structure since early 2009.  Although the loss recorded in the first quarter of 2010 was less compared to the first quarter of 2009, it was still larger than the losses of the remaining quarters of 2009.  However, we have anticipated low revenue volume and a loss in this range for the first quarter of 2010 following the low sales bookings of 2009. Sales bookings started strong in 2010 and the revenue backlog has improved from $13,339 as of December 31, 2009 to $19,424 as of April 2, 2010. The improved revenue backlog combined with the reduced cost structure is expected to improve results for the remainder of 2010.

Liquidity and capital resources have been pressured by past results of operations. The loss in the first quarter continued the negative impact on liquidity. The loss combined with effects of non-cash charges and changes in working capital decreased cash by $796 to a balance of $1,804 as of April 2, 2010.  The loss included pension expense that required no cash payment. We will continue to record significant pension expenses in 2010 and we maintain a significant balance sheet obligation to our pension plans; however, no cash payments to the pension trust will be required in 2010. The amount of cash payments required to the pension trusts beyond 2010 will depend on investment returns and potential legislation affecting the timing of pension funding.  The adequacy of current liquidity sources to fund operations through 2010 will depend on a sufficient stream of new orders with adequate customer progress payments and the ability of the organization to support its operations after reducing its resources. Beyond 2010, along with customer revenue levels, we may also be dependent on the many factors that could affect the funding of our pension plan obligations.

Critical Accounting Policies

Certain accounting policies are considered by management to be critical to an understanding of our consolidated financial statements.  Their application places significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  A summary of critical accounting policies can be found in our Form 10-K for the year ended December 31, 2009.  For all of these policies, management cautions that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Results of Operations

Sales

The following table summarizes our sales:

	For the Three Months Ended
	April 2, 2010	March 27, 2009
Sales	$4,400	$5,858

Sales decreased compared to the prior year due to decreased customer orders and deliveries of our digital theater and dome products during the three months ended April 2, 2010 compared to the same period in the prior year.

Gross Profit

The following table summarizes our gross profit and the gross profit percentage to total sales:

	For the Three Months Ended
	April 2, 2010	March 27, 2009
Gross profit	$1,649	$655
Gross profit percentage	37%	11%

Our gross profit was higher in the first quarter of 2010 compared to 2009 due to loss on inventory impairment recorded in 2009 of $1,145 for obsolete and excess quantities of inventory related to ESLP.  The impairment was primarily due to a change to an alternative design of the ESLP that was viewed to be more favorable than the previously planned design for several upcoming ESLP deliveries. As a result, we identified inventory materials which are not likely to be used and recorded an impairment loss on inventory equal to the carrying value of those materials.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended
	April 2, 2010	March 27, 2009
Selling, general and administrative excluding pension expense	$1,694	$1,822
Research and development	1,809	1,817
Pension expense – general and administrative	448	840
Operating expenses	$3,951	$4,479

For the three months ended April 2, 2010, sales, general and administrative expenses were lower than the prior year due to reductions in legal and consulting fees.  Research and development expenses for the three months ended April 2, 2010 were comparable to the prior year.  Pension expense in 2010 decreased from 2009 due to lower net periodic pension cost compared to 2009.

Other Expense

The following table summarizes our other expense:

	For the Three Months Ended
	April 2, 2010	March 27, 2009
Other expense	$245	$51

For the three months ended April 2, 2010, other expense increased due to interest expense from the sale-leaseback on the Company’s main headquarters located in Salt Lake City, Utah, which was accounted for as a financing.

Liquidity and Capital Resources

Cash Flow

In the first three months of 2010 the $748 of cash used in operations was primarily attributable to $1,993 of cash absorbed by the net loss after the effect of $557 of non-cash items. The cash absorbed by the loss was partially offset by $1,245 of cash provided by fluctuations in working capital.  Significant fluctuations in working capital in the first three months which provided cash included a decrease in restricted cash due to expiration of collateral requirements for letters of credit and bank guarantees, and a decrease in cash provided by progress payments received on customer contracts partially offset by increases to accounts receivable and inventories. The decrease in customer progress payments during the first three months of the year corresponded to lower bookings of new customer orders and related deliveries of product.  There was no significant effect from investing and financing activities on cash flow for the first three months of 2010.

Credit Facilities

The Company is a party to a Credit Agreement with a commercial bank which permits borrowings of up to $1,100 to fund working capital requirements.  Interest is charged on amounts borrowed at the Wall Street Prime Rate. As of April 2, 2010 there was $310 of borrowings outstanding under the Credit Agreement.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific bank account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of April 2, 2010, we had outstanding letters of credit and bank guarantees of $864.

Mortgage Notes

As of April 2, 2010, our wholly owned Spitz subsidiary had obligations totaling $3,103 under its two mortgage notes payable.  The balance of theses mortgage notes payable as of April 2, 2010 was $2,622 and $481.

Sale-Leaseback Financing

As of April 2, 2010 the principal balance on the debt obligation recorded from the sale leaseback financing transaction was $2,364.  The cash payment required to repurchase the property on April 2, 2010 was $2,450 consisting of the $2,575 repurchase price under the agreement less a credit for the $125 security deposit. Accordingly, if we had exercised our option to repurchase the property on April 2, 2010, we would have recorded a prepayment premium of approximately 4% in the amount of $86 over the $2,364 book balance of the debt.

Other

As discussed in the executive summary above, we are implementing a plan to aggressively cut cost and restructure our operations. By implementing this plan, we believe existing cash and funds generated from forecasted revenue can meet our 2010 obligations.  However, no assurance can be provided that we will be successful in these efforts.  The outlook beyond 2010 depends on the continued success of the digital theater business and its ability to generate sufficient cash to meet our obligations, most significantly the pension obligation. We continue to operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.

Backlog

On April 2, 2010 our backlog was $19,424 compared with $13,339 at December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2009 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the three months ended April 2, 2010 or subsequent to that date that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EVANS & SUTHERLAND COMPUTER CORPORATION

Date: May 7, 2010	By:	/s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)