Form 10-Q
period 2010-07-02
EVANS & SUTHERLAND COMPUTER CORP
filed 2010-08-09
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________

FORM 10-Q

(Mark One)
☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended July 2, 2010
or
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

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on August 3, 2010 was 11,089,199.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended July 2, 2010

		Page No.

	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of July 2, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2010 and June 26, 2009	4

	Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2010 and June 26, 2009	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	15

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits	16

SIGNATURES		17

PART I – FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share data)
	July 2,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,897	$2,600
Restricted cash	1,124	1,597
Marketable securities	2,827	-
Accounts receivable, less allowances for doubtful receivables of $804 and $965, respectively	2,636	4,024
Costs and estimated earnings in excess of billings on uncompleted contracts	1,868	2,073
Inventories	5,191	7,159
Prepaid expenses and deposits	1,363	1,346
Total current assets	16,906	18,799
Property, plant and equipment, net	10,024	10,608
Restricted marketable securities	-	3,248
Goodwill	635	635
Intangible assets, net	411	479
Other assets	938	849
Total assets	$28,914	$34,618
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,635	$1,624
Accrued liabilities	2,519	3,433
Billings in excess of costs and estimated earnings on uncompleted contracts	2,937	3,667
Customer deposits	3,989	3,483
Current portion of retirement obligations	632	643
Current portion of long-term debt	453	452
Total current liabilities	12,165	13,302
Deferred rent obligation	1,442	1,432
Long-term debt	5,317	5,332
Pension and retirement obligations	21,117	20,522
Total liabilities	40,041	40,588
Commitments and contingencies
Stockholders' deficit:
Preferred stock, no par value; authorized 10,000,000 shares; no issued and outstanding shares	-	-
Common stock, $0.20 par value; 30,000,000 shares authorized; 11,441,666 shares issued	2,288	2,288
Additional paid-in-capital	54,373	54,355
Common stock in treasury, at cost; 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(45,139)	(39,997)
Accumulated other comprehensive loss	(17,940)	(17,907)
Total stockholders' deficit	(11,127)	(5,970)
Total liabilities and stockholders' deficit	$28,914	$34,618

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2010	2009	2010	2009

Sales	$7,273	$6,074	$11,673	$11,932
Cost of sales	5,307	3,589	7,943	7,647
Loss on inventory impairment	1,458	147	1,573	1,292
Gross profit	508	2,338	2,157	2,993
Expenses:
Selling, general and administrative excluding pension expense	1,590	1,810	3,284	3,632
Research and development	855	1,980	2,664	3,797
Pension expense – general & administrative	448	840	896	1,680
Operating expenses	2,893	4,630	6,844	9,109
Operating loss	(2,385)	(2,292)	(4,687)	(6,116)
Other expense	(161)	(58)	(406)	(109)
Loss from operations before income taxes	(2,546)	(2,350)	(5,093)	(6,225)
Income tax benefit (expense)	(46)	1	(49)	(57)
Net loss	(2,592)	$(2,349)	$(5,142)	$(6,282)
Net loss per common share – basic and diluted:	$(0.23)	$(0.21)	$(0.46)	$(0.57)

Weighted average common shares outstanding – basic and diluted:	11,089	11,089	11,089	11,089

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (In thousands)

	Six Months Ended
	July 2,	June 26,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,142)	$(6,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	604	775
Provision for excess and obsolete inventory	1,573	1,292
Other	86	232
Change in assets and liabilities:
Decrease in restricted cash	473	174
Decrease in accounts receivable	1,549	1,136
Decrease (increase) in inventories	395	(860)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts, net	(525)	(2,271)
Increase in prepaid expenses and deposits	(106)	(74)
Increase in accounts payable	11	957
Decrease in accrued liabilities	(904)	(580)
Increase in pension and retirement obligations	584	1,356
Increase in customer deposits	506	146
Net cash used in operations	(896)	(3,999)

Cash flows from investing activities:
Purchases of property, plant and equipment	(60)	(301)
Proceeds from sale of marketable securities	321	320
Net cash provided by investing activities	261	19

Cash flows from financing activities:
Principal payments on long-term debt	(68)	(56)
Net cash used in financing activities	(68)	(56)

Net change in cash and cash equivalents	(703)	(4,036)
Cash and cash equivalents at beginning of period	2,600	5,757
Cash and cash equivalents at end of period	$1,897	$1,721

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$279	$122
Cash paid for income taxes	21	171

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

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows.  The results of operations for the periods ended July 2, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Net Loss Per Common Share

Net loss per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period.  Stock options are considered to be common stock equivalents.  Basic loss per common share is based upon the weighted average number of shares of common stock outstanding during the period.  There were no dilutive common stock equivalents for the periods presented. Potentially dilutive securities from stock options are discussed in Note 3.

Inventories

Inventories consisted of the following:
	July 2,	December 31,
	2010	2009
Raw materials	$3,143	$4,886
Work-in-process	907	1,653
Finished goods	1,141	620
	$5,191	$7,159

During the six months ended July 2, 2010, we recognized loss on inventory impairment of $1,573 for obsolete and excess quantities of inventory primarily related to the Evans & Sutherland Laser Projector (“ESLP”).

Comprehensive Loss

The components of comprehensive loss for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2010	2009	2010	2009

Net loss	$(2,592)	$(2,349)	$(5,142)	$(6,282)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(169)	584	(33)	383
Comprehensive loss	$(2,761)	$(1,765)	$(5,175)	$(5,899)

Liquidity and Restructuring

Liquidity and capital resources have been pressured by past results of operations. We have considered alternative business strategies and have sought external sources of liquidity to sustain operations through 2010. These efforts proved difficult in the current economic climate and, as a result, we have determined to change the course of our previous plans to expand the business. In March 2010 we began executing a plan whereby we have aggressively cut our operating costs. As a result, our research and development activities have been reduced to the minimum level to sustain the current digital theater business and the Evans & Sutherland Laser Projector (“ESLP”). This will limit opportunities for growth in the foreseeable future, but we believe this will provide an opportunity to meet our obligations through the end of 2010, at which time we will reevaluate our plans.  The adequacy of current liquidity sources to fund operations will depend on a sufficient stream of new orders with adequate customer progress payments in 2010 and the ability of the organization to support its operations after reducing its resources.  There can be no assurance that we will be successful in these efforts.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pursuant to our plan to aggressively cut costs, in the first quarter of 2010 we recorded severance and other termination costs of $483 related to the reduction in force of 18 employees who were engaged primarily in research and development. We paid severance benefits of $338 in the second quarter of 2010.

2.	MARKETABLE SECURITIES

As of July 2, 2010, the Company amended the terms of the Supplemental Executive Retirement Plan (the “SERP” -see Note 4) and the trust used to pay the SERP benefits.  As result of the amendments, the marketable securities held in the trust continue to be managed with the intention of funding the SERP benefits but will be available for other working capital requirements if necessary.  As such, the Company has reclassified these investments as available-for-sale marketable securities as of July 2, 2010. Prior to the July 2, 2010 amendments, the investments were presented as long term restricted marketable securities.  The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gain (loss) and fair value:

	July 2, 2010
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market mutual funds	$51	$-	$-	$51
Marketable equity securities	3,469	-	(693)	2,776
Total	$3,520	$-	$(693)	$2,827

	December 31, 2009
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market mutual funds	$54	$-	$-	$54
Marketable equity securities	3,854	-	(660)	3,194
Total	$3,908	$-	$(660)	$3,248

The Company’s marketable equity securities have been in a continuous loss position for 12 months or more as of July 2, 2010 and December 31, 2009.  The Company considers the declines in market value of its marketable securities to be temporary in nature.  The investments consist of mutual funds selected according to an asset allocation policy of diversification and long-term growth.   When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell the investment before recovery of the investment’s amortized cost basis. During the three and six month periods ended July 2, 2010, the Company did not recognize any other-than-temporary impairment charges on outstanding securities. As of July 2, 2010, the Company does not consider any of its investments to be other-than-temporarily impaired.

3.	STOCK OPTION PLAN

As of July 2, 2010, options to purchase 1,590,162 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the six months ended July 2, 2010 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of shares	Price
Outstanding at beginning of period	1,355	$4.80
Granted	-	-
Exercised	-	-
Cancelled	(172)	7.86
Outstanding at end of period	1,183	4.36

Exercisable at end of period	1,006	$5.02

As of July 2, 2010, options exercisable and options outstanding had a weighted average remaining contractual term of 4.7 and 5.2 years, respectively, and an aggregate intrinsic value of $12 and $37, respectively.

No options were granted during the six months ended July 2, 2010.

No options were exercised during the six months ended July 2, 2010. As of July 2, 2010, there was approximately $27 of total unrecognized share-based compensation cost related to grants under our plan that will be recognized over a weighted-average period of 1.1 years.

Share-based compensation expense included in the statement of operations for the six months ended July 2, 2010 and June 26, 2009 was approximately $18 and $62, respectively.

4.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Pension Plan		Supplemental Executive Retirement Plan
For the three months ended:	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009

Service cost	$-	$-	$-	$-
Interest cost	575	577	73	78
Expected return on assets	(513)	(462)	-	-
Amortization of actuarial loss	99	346	5	13
Amortization of prior year service cost	-	-	(12)	(12)
Settlement charge	221	300	-	-
Net periodic benefit expense	$382	$761	$66	$79

	Pension Plan		Supplemental Executive Retirement Plan
For the six months ended:	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009

Service cost	$-	$-	$-	$-
Interest cost	1,149	1,154	146	156
Expected return on assets	(1,026)	(924)	-	-
Amortization of actuarial loss	198	692	11	26
Amortization of prior year service cost	-	-	(24)	(24)
Settlement charge	442	600	-	-
Net periodic benefit expense	$763	$1,522	$133	$158

Employer Contributions

We are not currently required to fund the SERP.  All benefit payments are made by us directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes.   The Company expects to contribute and pay SERP benefits of approximately $632 during the next twelve months.

5.	FAIR VALUE MEASUREMENTS

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

Our marketable securities are classified primarily within Level 1 because the underlying investments have readily available market prices, with the exception of one equity security for which there are other observable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	July 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable equity securities	$2,776	$2,464	$312	$-
Money market mutual funds	51	51	-	-
Total	$2,827	$2,515	$312	$-

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

Executive Summary

Upon evaluating our access to liquidity and capital resources and considering the current economic climate we concluded in the first quarter that we could no longer pursue our plans to expand the business into the wider high-end commercial display market.  As a result, in March 2010, we began executing a plan to reduce our research and development activities to the minimum level to sustain the current digital theater business and the ESLP. We are also reducing overhead structure wherever feasible.  This plan has significantly reduced our research and development activities and operating expenses . This will limit opportunities for growth in the foreseeable future, but we believe will provide an opportunity to meet our obligations through the end of 2010, at which time we will reevaluate our plans.

We will continue to aggressively pursue opportunities in the digital theater and other markets served by our projection products and domes through the Company and our subsidiary, Spitz, Inc. (“Spitz”). This will include the Company’s continued support of the ESLP as well as the development and improvement of new innovative products such as Digistar for planetarium theaters. Spitz will continue to develop and improve its planetarium products targeted for smaller venues in education markets such as its SciDome product. Spitz will also continue to develop and improve its dome products used by planetarium theaters and many other varied applications.  Both E&S and Spitz will continue the production of quality show content for planetarium theaters.  We believe that the ability to include the wide range of complementary products offered by E&S and Spitz in the systems we sell, along with access to the legacy customer base of E&S and Spitz, provides a unique competitive advantage.

Revenue recorded in the first six months of 2010 declined slightly as compared to the first six months of 2009; however, operating expenses were reduced.  As a result, the net loss in the first six months of 2010 was lower than the loss reported in 2009. Gross profit for the second quarter of 2010 was negatively affected by a $1,458 loss on inventory impairment  and revenue recorded upon the conclusion of low margin ESLP projects. The low volume of customer contract work in the second quarter of 2010 was insufficient to absorb the cost of the resources retained to maintain the ESLP.  The effect of maintaining sufficient resources to support the ESLP will remain volume sensitive. Operating expenses have declined in 2010, despite a first quarter charge for termination costs related to our cost cutting plan, because of various reductions in research and development activities and overhead structure since early 2009.  Although the loss recorded in the first six months of 2010 was less compared to 2009, it was still larger than the losses of the remaining quarters of 2009.  However, we anticipated low revenue volume and a loss in this range for the first six months of 2010 following the low sales bookings in 2009. Sales bookings started strong in 2010 and the revenue backlog has improved from $13,339 as of December 31, 2009 to $17,630 as of July 2, 2010. The improved revenue backlog and strong sales prospects combined with the reduced cost structure is expected to improve results for the remainder of 2010.

Liquidity and capital resources have been pressured by past results of operations. The loss in the first six months continued the negative impact on liquidity. The loss combined with effects of non-cash charges and changes in working capital decreased cash by $703 to a balance of $1,897 as of July 2, 2010; however, all of this decrease occurred in the first quarter of 2010. Cash increased slightly in the second quarter from $1,804 at April 2, 2010 to $1,897 at July 2, 2010. This increase was attributable to changes in working capital, mostly the timing of customer payments, as there was still a loss before non-cash charges in the amount of $886 for the quarter ended July 2, 2010. The $886 is an improvement over the $1,993 loss before non-cash charges in the first quarter of 2010 and demonstrates the positive effect of our cost cutting efforts.  The loss included pension expense which is considered a cash charge but  cash payments to the pension trust will be deferred  this year. We will continue to record significant pension expenses in 2010 and we maintain a significant balance sheet obligation to our pension plans; however, no cash payments to the pension trust are expected to be due until late 2011. The amount of cash payments required to the pension trusts in 2011 and beyond will depend on investment returns and new guidance emerging form recent legislation  which provides funding relief for pension plans.  The adequacy of current liquidity sources to fund operations through 2010 will depend on a sufficient stream of new orders with adequate customer progress payments and the ability of the organization to support its operations after reducing its resources. Beyond 2010, along with customer revenue levels, we may also be dependent on the many factors that could affect the funding of our pension plan obligations.

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

Results of Operations

Sales

The following table summarizes our sales:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
Sales	$7,273	$6,074	$11,673	$11,932

Sales for the second quarter of 2010 increased compared to the prior year due to deliveries of our digital theater and dome products while sales for the first six months of 2010 were comparable to 2009.

Gross Profit

The following table summarizes our gross profit and the gross profit percentage to total sales:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
Gross profit	$508	$2,338	$2,157	$2,993
Gross profit percentage	7%	38%	18%	25%

Our gross profit was lower in the second quarter and first six months of 2010 compared to 2009 due to the increased loss on inventory impairment, significant revenue recorded in 2010 on low margin ESLP projects, and the under-absorption of manufacturing engineering costs coinciding with a lower volume of ESLP production activity. The loss on inventory impairment is due to slow-moving and obsolete quantities of ESLP inventory.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
Selling, general and administrative excluding pension expense	$1,590	$1,810	$3,284	$3,632
Research and development	855	1,980	2,664	3,797
Pension expense – general & administrative	448	840	896	1,680
Operating expenses	$2,893	$4,630	$6,844	$9,109

Selling, general and administrative expenses were lower than prior year periods due to reductions in bad debt expense and overhead costs.  Research and development expenses were lower than prior year periods due to the reduction of research and development activities and overhead. The reductions, implemented in late March 2010, cut resources to the minimum level to sustain the current digital theater business and the ESLP.  The six months ended July 2, 2010 includes a $483 first quarter charge for severance pay and other termination costs resulting from employee terminations related to the resources that were cut.  Pension expense in 2010 decreased from 2009 due to lower net periodic pension cost.

Other Expense

The following table summarizes our other expense:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
Total other expense	$161	$58	$406	$109

Other expense increased over prior year periods due to interest expense from the sale-leaseback on the Company’s main headquarters located in Salt Lake City, Utah, which was accounted for as a financing.

Liquidity and Capital Resources

Cash Flow

In the first six months of 2010 the $896 of cash used in operations was primarily attributable to $2,879 of cash absorbed by the net loss after the effect of $2,263 of non-cash items. The cash absorbed by the loss was partially offset by $1,983 of cash provided by fluctuations in working capital.  Significant fluctuations in working capital in the first six months which provided cash included a decrease in accounts receivable partially offset by a decrease in accrued liabilities. There was no significant effect from investing and financing activities on cash flow for the first six months of 2010.

Credit Facilities

The Company is a party to a Credit Agreement with a commercial bank which permits borrowings of up to $1,100 to fund working capital requirements.  Interest is charged on amounts borrowed at the Wall Street Prime Rate. As of July 2, 2010 there was $310 of borrowings outstanding under the Credit Agreement.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific bank account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of July 2, 2010, we had outstanding letters of credit and bank guarantees of $1,124.

Mortgage Notes

As of July 2, 2010, our wholly owned Spitz subsidiary had obligations totaling $3,068 under its two mortgage notes payable.  The balance of theses mortgage notes payable as of July 2, 2010 was $2,591 and $477.

Sale-Leaseback Financing

As of July 2, 2010 the principal balance on the debt obligation recorded from the sale leaseback financing transaction was $2,392.  The cash payment required to repurchase the property on July 2, 2010 was $2,450 consisting of the $2,575 repurchase price under the agreement less a credit for the $125 security deposit. Accordingly, if we had exercised our option to repurchase the property on July 2, 2010, we would have recorded a prepayment premium of approximately 2% in the amount of $58 over the $2,392 book balance of the debt.

Other

As discussed in the executive summary above, we have implemented a plan to aggressively cut cost and restructure our operations. By implementing this plan, we believe existing cash and funds generated from forecasted revenue can meet our 2010 obligations.  However, no assurance can be provided that we will be successful in these efforts.  The outlook beyond 2010 depends on the continued success of the digital theater business and its ability to generate sufficient cash to meet our obligations, most significantly the pension obligation. We continue to operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.

Backlog

On July 2, 2010 our backlog was $17,630 compared with $13,339 at December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2009 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the six months ended July 2, 2010 or subsequent to that date that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EVANS & SUTHERLAND COMPUTER CORPORATION

Date: August 9, 2010	By:	/s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)