Form 10-Q
period 2010-10-01
EVANS & SUTHERLAND COMPUTER CORP
filed 2010-11-05
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________

FORM 10-Q

(Mark One)
☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended October 1, 2010
or
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
Yes ☐ No ☒

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on November 5, 2010 was 11,089,199.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended October 1, 2010

		Page No.

	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of October 1, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2010 and September 25, 2009	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2010 and September 25, 2009	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	16

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 6.	Exhibits	17

SIGNATURES		18

PART I – FINANCIAL INFORMATION

Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share data)
	October 1,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$719	$2,600
Restricted cash	1,336	1,597
Marketable securities	2,699	-
Accounts receivable, less allowances for doubtful receivables of $750
and $965, respectively	3,774	4,024
Costs and estimated earnings in excess of billings on uncompleted contracts	2,360	2,073
Inventories	4,830	7,159
Prepaid expenses and deposits	1,305	1,346
Total current assets	17,023	18,799
Property, plant and equipment, net	9,784	10,608
Restricted marketable securities	-	3,248
Goodwill	635	635
Intangible assets, net	377	479
Other assets	946	849
Total assets	$28,765	$34,618
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,359	$1,624
Accrued liabilities	2,184	3,433
Billings in excess of costs and estimated earnings on uncompleted contracts	3,244	3,667
Customer deposits	2,723	3,483
Current portion of retirement obligations	634	643
Current portion of long-term debt	456	452
Total current liabilities	11,600	13,302
Deferred rent obligation	1,448	1,432
Long-term debt	5,309	5,332
Pension and retirement obligations	21,407	20,522
Total liabilities	39,764	40,588

Commitments and contingencies

Stockholders' deficit:
Preferred stock, no par value; authorized 10,000,000 shares;
no issued and outstanding shares	-	-
Common stock, $0.20 par value; 30,000,000 shares authorized; 11,441,666
shares issued	2,288	2,288
Additional paid-in-capital	54,379	54,355
Common stock in treasury, at cost; 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(45,485)	(39,997)
Accumulated other comprehensive loss	(17,472)	(17,907)
Total stockholders' deficit	(10,999)	(5,970)
Total liabilities and stockholders' deficit	$28,765	$34,618

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2010	2009	2010	2009

Sales	$7,027	$6,034	$18,700	$17,966
Cost of sales	4,195	3,758	12,138	11,523
Loss on inventory impairment	65	46	1,638	1,220
Gross profit	2,767	2,230	4,924	5,223
Expenses:
Selling, general and administrative excluding pension expense	1,679	1,584	4,963	5,216
Research and development	752	1,421	3,416	5,218
Pension expense – general and administrative	449	840	1,345	2,520
Operating expenses	2,880	3,845	9,724	12,954
Operating loss	(113)	(1,615)	(4,800)	(7,731)
Other income (expense)	(210)	351	(616)	242
Loss from operations before income taxes	(323)	(1,264)	(5,416)	(7,489)
Income tax expense	(23)	(5)	(72)	(62)
Net loss	(346)	$(1,269)	$(5,488)	$(7,551)
Net loss per common share – basic and diluted:	$(0.03)	$(0.11)	$(0.49)	$(0.68)

Weighted average common shares outstanding – basic and diluted:	11,089	11,089	11,089	11,089

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (In thousands)

	Nine Months Ended
	October 1,	September 25,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,488)	$(7,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	889	1,131
Provision for excess and obsolete inventory	1,638	1,220
Other	470	(53)
Change in assets and liabilities:
Decrease in restricted cash	261	326
Decrease in accounts receivable	465	1,301
Decrease (increase) in inventories	691	(326)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts, net	(710)	(2,590)
Increase in prepaid expenses and deposits	(225)	(239)
Increase in accounts payable	735	713
Decrease in accrued liabilities	(1,233)	(352)
Increase in pension and retirement obligations	876	2,036
Increase (decrease) in customer deposits	(760)	47
Net cash used in operations	(2,391)	(4,337)

Cash flows from investing activities:
Purchases of property, plant and equipment	(71)	(356)
Proceeds from sale of marketable securities	683	524
Net cash provided by investing activities	612	168

Cash flows from financing activities:
Principal payments on long-term debt	(102)	(84)
Net cash used in financing activities	(102)	(84)

Net change in cash and cash equivalents	(1,881)	(4,253)
Cash and cash equivalents at beginning of period	2,600	5,757
Cash and cash equivalents at end of period	$719	$1,504

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$418	$183
Cash paid for income taxes	52	104

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

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows.  The results of operations for the periods ended October 1, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Anticipated Losses.  For contracts with anticipated losses at completion, a provision is recorded when the loss becomes known.  After an anticipated loss is recorded, subsequent revenue and cost of sales are recognized in equal, offsetting amounts as contract costs are incurred and do not generate further gross profits.

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

Inventories

Inventories consisted of the following:
	October 1,	December 31,
	2010	2009
Raw materials	$2,918	$4,886
Work-in-process	643	1,653
Finished goods	1,269	620
	$4,830	$7,159

During the nine months ended October 1, 2010 and September 25, 2009, we recognized loss on inventory impairment of $1,638 and $1,220, respectively, for obsolete and excess quantities of inventory primarily related to the Evans & Sutherland Laser Projector (“ESLP”).

Comprehensive Income (Loss)

The components of comprehensive income (loss) for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2010	2009	2010	2009

Net loss	$(346)	$(1,269)	$(5,488)	$(7,551)
Other comprehensive income (loss):
Unrealized gain on investments	469	511	435	895
Comprehensive income (loss)	$123	$(758)	$(5,053)	$(6,656)

Liquidity and Restructuring

Liquidity and capital resources have been pressured by past results of operations. We have considered alternative business strategies and have sought external sources of liquidity to sustain operations and continue our research and development efforts to expand the market reach of our products. These efforts proved difficult in the current economic climate and, as a result, we have determined to change the course of our previous plans to expand the business. In March 2010 we began executing a plan whereby we have aggressively cut our operating costs. As a result, our research and development activities have been reduced to the minimum level to sustain the current digital theater business and the Evans & Sutherland Laser Projector (“ESLP”). This will limit opportunities for growth in the foreseeable future but we believe these actions are necessary to preserve liquidity resources for operations.  We believe that with aggressive cost cutting efforts and, if necessary, use of  the marketable securities described in Note 2,  we will have sufficient liquidity to meet our obligations through 2011. In the meantime time we continue to evaluate strategies with the goal to preserve necessary resources and pursue worthwhile opportunities.  The adequacy of current liquidity sources to fund operations through 2011 will also depend on a sufficient stream of new orders with adequate customer progress payments and the ability of the organization to support its operations after reducing its resources.  There can be no assurance that we will be successful in these efforts.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pursuant to our plan to aggressively cut costs, in the first quarter of 2010 we recorded severance and other termination costs of $483 related to the reduction in force of 18 employees who were engaged primarily in research and development. We paid severance benefits of $464 during the first nine months of 2010.

2.	MARKETABLE SECURITIES

As of July 2, 2010, the Company amended the terms of the Supplemental Executive Retirement Plan (the “SERP” -see Note 4) and the trust used to pay the SERP benefits.  As result of the amendments, the marketable securities held in the trust are available for other working capital requirements if necessary.  As such, the Company has reclassified these investments as available-for-sale marketable securities as of October 1, 2010. Prior to the July 2, 2010 amendments, the investments were presented as long term restricted marketable securities.  The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gain (loss) and fair value:

	October 1, 2010
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market mutual funds	$55	$-	$-	$55
Marketable equity securities	2,868	-	(224)	2,644
Total	$2,923	$-	$(224)	$2,699

	December 31, 2009
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market mutual funds	$54	$-	$-	$54
Marketable equity securities	3,854	-	(660)	3,194
Total	$3,908	$-	$(660)	$3,248

The Company’s marketable equity securities have been in a continuous loss position for 12 months or more as of October 1, 2010 and December 31, 2009.  The Company considers the declines in market value of its marketable securities to be temporary in nature.  The investments consist of mutual funds selected according to an asset allocation policy of diversification and long-term growth.   When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell the investment before recovery of the investment’s amortized cost basis. During the three and nine month periods ended October 1, 2010, the Company did not recognize any other-than-temporary impairment charges on outstanding securities. As of October 1, 2010, the Company does not consider any of its investments to be other-than-temporarily impaired.

3.	STOCK OPTION PLAN

As of October 1, 2010, options to purchase 1,635,562 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the nine months ended October 1, 2010 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of shares	Price
Outstanding at beginning of period	1,355	$4.80
Granted	-	-
Exercised	-	-
Cancelled	(217)	7.46
Outstanding at end of period	1,138	4.29

Exercisable at end of period	961	$4.98

As of October 1, 2010, options exercisable and options outstanding had a weighted average remaining contractual term of 4.6 and 5.2 years, respectively, and an aggregate intrinsic value of $30 and $89, respectively.

No options were granted during the nine months ended October 1, 2010.

No options were exercised during the nine months ended October 1, 2010. As of October 1, 2010, there was approximately $21 of total unrecognized share-based compensation cost related to grants under our plan that will be recognized over a weighted-average period of 0.9 years.

Share-based compensation expense included in the statement of operations for the nine months ended October 1, 2010 and September 25, 2009 was approximately $24 and $74, respectively.

4.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Pension Plan		Supplemental Executive Retirement Plan
For the three months ended:	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009

Service cost	$-	$-	$-	$-
Interest cost	575	577	74	78
Expected return on assets	(513)	(462)	-	-
Amortization of actuarial loss	99	346	5	13
Amortization of prior year service cost	-	-	(12)	(12)
Settlement charge	221	300	-	-
Net periodic benefit expense	$382	$761	$67	$79

	Pension Plan		Supplemental Executive Retirement Plan
For the nine months ended:	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009

Service cost	$-	$-	$-	$-
Interest cost	1,724	1,731	220	233
Expected return on assets	(1,539)	(1,386)	-	-
Amortization of actuarial loss	297	1,038	16	40
Amortization of prior year service cost	-	-	(36)	(36)
Settlement charge	663	900	-	-
Net periodic benefit expense	$1,145	$2,283	$200	$237

Employer Contributions

We are not currently required to fund the SERP.  All benefit payments are made by us directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes.   The Company expects to contribute and pay SERP benefits of approximately $634 during the next twelve months.

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

Our marketable securities are classified within Level 1 because the underlying investments have readily available market prices.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	October 1, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable equity securities	$2,644	$2,644	$-	$-
Money market mutual funds	55	55	-	-
Total	$2,699	$2,699	$-	$-

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

Executive Summary

Upon evaluating our access to liquidity and capital resources and considering the current economic climate we concluded in the first quarter that we could no longer pursue our plans to expand the business into the wider high-end commercial display market.  As a result, in March 2010, we began executing a plan to reduce our research and development activities to the minimum level to sustain the current digital theater business and the ESLP. We are also reducing overhead structure wherever feasible.  This plan has significantly reduced our research and development activities and operating expenses. This will limit opportunities for growth in the foreseeable future, but we believe these actions are necessary to preserve liquidity resources for operations. We believe that with aggressive cost cutting efforts and, if necessary, use of the marketable securities described in Note 2 of the financial statements, we will have sufficient liquidity to meet our obligations through 2011. In the meantime, we continue to evaluate our strategies with the goal to preserve necessary resources and pursue worthwhile opportunities.

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

Revenue recorded in the first nine months of 2010 increased slightly compared to the first nine months of 2009; however, the gross profit decreased as a result of a loss on inventory impairment, most of which was recorded in the second quarter. Both revenue and gross profit for the third quarter of 2010 increased as compared to 2009 aided by an increase in customer contracts and delivery of components of a large ESLP system. The loss on inventory impairment was attributable to slow-moving and obsolete quantities of ESLP inventory as a result of our outlook for reduced laser product opportunities.  Margins in 2010 were also negatively impacted by the cost of the resources retained to maintain the ESLP. The cost of maintaining sufficient resources to support the ESLP will continue to negatively impact margins with the magnitude of the impact inversely affected by the revenue volume.  Operating expenses were reduced significantly in both presented periods of 2010 as compared to 2009 even with the inclusion of a first quarter charge for termination costs related to our cost cutting plan. The reduction of operating expenses is attributable to various reductions in research and development activities and overhead structure since 2009.  As a result, the net loss in the third quarter and first nine months of 2010 was lower than the loss reported in the comparable periods of 2009.  The improvement was greater in the third quarter of 2010 as higher losses in the first half of 2010 increased the nine month loss. We anticipated low revenue volume and a loss during the first half of 2010 because of low sales bookings in 2009. We also expected the improvement in the second half of 2010 considering increased sales bookings and improvement in the revenue backlog from $13,339 as of December 31, 2009 to $17,630 as of July 2, 2010. The revenue backlog continued to improve to $19,800 as of October 1, 2010. The revenue backlog and strong sales prospects combined with the reduced cost structure is expected to further improve results for the remainder of 2010. Additional actions are being considered to further reduce operating expenses in 2011 in order to reach profitability.

Liquidity and capital resources have been pressured by past results of operations. The loss in the first nine months continued the negative impact on liquidity. The loss combined with effects of non-cash charges and changes in working capital decreased cash by $1,881 to a balance of $719 as of October 1, 2010; however, the cash absorbed by the loss before changes in working capital was mainly attributable to the first two quarters. The improved results in the third quarter 2010 still resulted in a net loss; however, the loss was reduced compared to prior periods and actually contributed slightly to cash when considering the effects of non-cash charges.  There was still a decrease in the cash balance from $1,897 at July 2, 2010 to $719 at October 1, 2010 but it was attributable to changes in working capital rather than the third quarter 2010 loss when considering the effects of non-cash charges. We believe this demonstrates the positive effect of our cost cutting efforts. We expect this positive trend to continue in the fourth quarter of 2010 based on the forecasted operations based on our backlog. The generation of positive cash flow from future operations will depend on our ability to sustain sufficiently profitable sales of our products with reduced ESLP research and development activities as well as our ability to further reduce overhead costs. The 2010 nine month loss includes pension expense which is considered a cash charge but cash payments to the pension trust will be deferred until future periods. We expect to continue to record significant pension expenses for the foreseeable future and we maintain a significant balance sheet obligation to our pension plans; however, no cash payments to the pension trust will become due until 2011. The amount of cash payments required to be made to the pension trusts in 2011 and beyond will depend on investment returns and new guidance emerging from recent legislation which provides funding relief for pension plans.  The adequacy of current liquidity sources to fund operations through 2011 will depend on a sufficient stream of new orders with adequate customer progress payments and the ability of the Company to support its operations after reducing its resources. Beyond 2011, we may also be dependent on many factors that could affect the funding of our pension plan obligations.

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

Results of Operations

Sales

The following table summarizes our sales:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009
Sales	$7,027	$6,034	$18,700	$17,966

Sales for the third quarter and first nine months of 2010 increased compared to the prior year due to deliveries of our digital theater and dome products and an increase of orders in 2010.

Gross Profit

The following table summarizes our gross profit and the gross profit percentage to total sales:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009
Gross profit	$2,767	$2,230	$4,924	$5,223
Gross profit percentage	39%	37%	26%	29%

Our gross profit in the third quarter of 2010 improved in comparison to the third quarter of 2009 due to efficiencies related to the higher volume of revenue in 2010 and a favorable margin on a delivery of components of an ESLP system.  Our gross profit for the first nine months of 2010 decreased in comparison to 2009 due to a larger loss on inventory impairment of $1,638 for the nine months period ended October 1, 2010 compared to $1,220 for the comparable period of 2009. The loss on inventory impairment is due to slow-moving and obsolete quantities of ESLP inventory. Before the effect of the loss on inventory impairment the gross profit was similar in both nine month periods presented.  The effect of the 2010 third quarter improvement on the nine month period was weighed down by a low gross profit margin recorded during the first half of 2010 on the completion of an older ESLP project.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2010	September 25, 2009	October 1, 2010	September 25 2009
Selling, general and administrative excluding pension expense	$1,679	$1,584	$4,963	$5,216
Research and development	752	1,421	3,416	5,218
Pension expense – general and administrative	449	840	1,345	2,520
Operating expenses	$2,880	$3,845	$9,724	$12,954

Selling, general and administrative expenses in the third quarter of 2010 were slightly higher than the third quarter of 2009 due to the timing of expenditures and the allocation of some resources used in research and development activities in 2009 to selling, general and administrative activities in 2010. Selling, general and administrative expenses decreased in the nine month period ended October 1, 2010 compared to the similar period of 2009 due to reductions in overhead costs. The reduction in selling, general and administrative expenses in the nine months ended October 1, 2010 would have been more significant but for the inclusion of a $483 first quarter charge for severance pay and other termination costs resulting from employee terminations related to the resources that were cut. Research and development expenses were significantly lower than prior year periods due to the planned reduction of research and development activities and overhead. We believe the reductions, implemented in late March 2010, cut resources to the minimum level to sustain the current digital theater business and the ESLP.  Pension expense in 2010 decreased from 2009 due to lower net periodic pension cost.

Other Income (Expense)

The following table summarizes our other income (expense):

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009
Total other income (expense)	$(210)	$351	$(616)	$242

Other income (expense) increased over prior year periods due to recognition of interest expense from the sale-leaseback on the Company’s main headquarters located in Salt Lake City, Utah during 2010, which was accounted for as a financing.  During the third quarter of 2009, other income included a credit from termination of a land lease of $432, partially offset by interest expense.  The land under lease was not utilized and had been available for future development which was unnecessary under our current strategic plans.

Liquidity and Capital Resources

Cash Flow

In the first nine months of 2010 the $2,391 of cash used in operating activities was primarily attributable to $2,491 of cash absorbed by the net loss after the effect of $2,997 of non-cash items. The cash absorbed by the loss was partially offset by $100 of cash provided by fluctuations in working capital.  Significant fluctuations in working capital in the first nine months which used cash included an increase in costs and estimated earnings in excess of billings, and decreases in customer deposits, inventory and accrued liabilities. There was no significant effect from investing and financing activities on cash flow for the first nine months of 2010.

Credit Facilities

The Company is a party to a Credit Agreement with a commercial bank which permits borrowings of up to $1,100 to fund working capital requirements.  Interest is charged on amounts borrowed at the Wall Street Prime Rate. As of October 1, 2010 there was $310 of borrowings outstanding under the Credit Agreement.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific bank account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of October 1, 2010, we had outstanding letters of credit and bank guarantees of $1,336.

Mortgage Notes

As of October 1, 2010, our wholly owned Spitz subsidiary had obligations totaling $3,034 under its two mortgage notes payable.  The balance of these mortgage notes payable as of October 1, 2010 was $2,560 and $474.

Sale-Leaseback Financing

As of October 1, 2010 the principal balance on the debt obligation recorded from the sale leaseback financing transaction was $2,421.  The cash payment required to repurchase the property on October 1, 2010 was $2,450 consisting of the $2,575 repurchase price under the agreement less a credit for the $125 security deposit. Accordingly, if we had exercised our option to repurchase the property on October 1, 2010, we would have recorded a prepayment premium of approximately 1% in the amount of $29 over the $2,421 book balance of the debt.

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

Backlog

On October 1, 2010 our backlog was $19,800 compared with $13,339 at December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2009 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the nine months ended October 1, 2010 or subsequent to that date that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EVANS & SUTHERLAND COMPUTER CORPORATION

Date: November 5, 2010	By:	/s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)