Form 10-K
period 2010-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2011-03-04
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant as of July 2, 2010 the last business day of the registrant’s most recently completed second fiscal quarter was $1,582,243 based on the closing sale price of $0.43  as reported by the Over-the-Counter Market. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13D and 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of February 28, 2011 was 11,089,199.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information from the Registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference into Part III hereof.

EVANS & SUTHERLAND COMPUTER CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

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

General

Evans & Sutherland focuses on the production of high-quality advanced visual display systems used primarily in full-dome video projection applications, dome projection screens, dome architectural treatments, and unique content for planetariums, schools, science centers, other educational institutions, and entertainment venues.  With a 42-year history in computer graphics, we are widely regarded as both a pioneer and a leader in providing the world’s most compelling full-dome digital theater and planetarium systems as well as original full-dome shows.  With our subsidiary, Spitz, Inc., and its over 60-year history as a leading supplier of planetarium systems, dome projection screens and other dome displays, E&S supplies premier total system solutions for its digital theater markets as well as customized domes and other unique geometric structures in the architectural market.

We continue to maintain a significant share of the overall planetarium and digital theater market. We estimate that our market share has ranged from 35% to 70%, depending on the specific market and time period.  We estimate that the size of the market for digital theater and planetarium systems is approximately $65 million annually.

Description of Products

E&S offers a range of products and services primarily for dome and planetarium theaters in educational institutions, training, and entertainment venues.  These products include state of the art planetarium and dome theater systems consisting of proprietary hardware and software, and other unique visual display systems primarily used to project digital video on large curved surfaces.  We also produce unique show content both for our own library which we license to customers and for specific customer requirements for planetarium and dome theaters.  Additionally we manufacture and install metal domes with customized optical coatings and acoustical properties that are used for planetarium and dome theaters as well as many other unique custom applications.  Our dome engineering and manufacturing resources also design and supply geometrically complex structures for customized architectural treatments, often involving curved metal shapes with unique optical and acoustical properties.

Description of Markets

We are an industry leader in providing full-dome hardware and software to an international customer base in the digital theater, planetarium, entertainment, training and educational markets.    In each of these markets we face highly competitive conditions where we compete on features, performance, and responsiveness to customer needs as well as on price.  E&S is unique among its competitors by virtue of its capability as a single source that can directly supply and integrate all of the equipment in the planetarium theater, including the projection system, sound, lighting, computer control system and domed projection screen.  We believe our range of visual systems and services at various price and performance levels, our research and development investments and capabilities, our responsiveness to customers, and our ability to design and manufacture value-added visual systems enable us to compete effectively. Our competitive strengths with visual systems and services aid the sale of our dome projection screens as customers often require a new dome projection screen with their visual system. We also believe our capabilities to design and manufacture domes and certain other architectural structures are very unique and enable us to compete effectively in all of the markets where these products are sold.

Digital Theater

In the digital theater market our products compete with traditional optical-mechanical products and digital display systems offered by GOTO Optical Mfg. Co., Konica-Minolta Planetarium Co. Ltd., Carl Zeiss Inc., Global Immersion Limited and Sky-Skan, Inc. The Company’s digital display systems can be configured with the proprietary Evans & Sutherland Laser Projector (“ESLP”) or standard commercial projectors similar to systems sold by our competitors.  Our proprietary Digistar 4 full-dome digital system, along with other customized software tools differentiate our digital theater systems and competes favorably with competitive digital display systems. Our SciDome planetarium system, which uses a dome theater version of a retail desktop astronomy product with curriculum tools for teachers, creates a unique competitive advantage when targeting smaller classroom planetarium theaters.

Advanced Displays

Our capabilities and products sometimes are used for special advance display applications primarily for wide audiences in specialty theaters and other visitor attractions. This includes the integration of the most advanced video projectors with customized lenses, software and unique application techniques to serve customers who are in search of extraordinary display of visual content. Our competition in these markets includes various specialty audio visual systems integrators and alternative solutions using other technologies.

Domed Structures

Our Spitz subsidiary is the world's leading producer of domed projection screens. At Spitz we design, manufacture, and install domed projection screens used in planetarium theaters and a variety of other applications such as ride simulators, special or large format film theaters, simulation training systems and architectural treatments. We have developed proprietary dome products such as our NanoSeam dome which we believe provides the smoothest, most uniform projection surface available. Our experience with dome projection screens enables us to advise on the architectural integration of domed projection screens and solve complex optical problems involving reflectivity and image distortion on compound curved surfaces. We believe that these skills are important to buyers of domed projection screens. The principal customers in our dome business are entities in the entertainment, educational and commercial and military simulation markets. Customers include major theme parks, casinos, world expositions, museums, schools, and military defense contractors. There is currently one known domestic competitor that manufactures domed projection screens. In addition, construction or metal fabrication contractors occasionally supply domed projection screens, particularly in foreign markets. The structures we design and supply for architectural treatments are sold as complements to our dome screen products or into the architectural market for a wide variety of interesting venues. Competition for our architectural treatment products usually comes from construction or metal fabrication contractors often with an alternative design idea.

Intellectual Property

We own a significant number of patents and trademarks and we are a licensee under several others.  Our portfolio of patents and trademarks, as a whole, contributes to our business.  However, no one piece of intellectual property is critical to our business, thus no individual piece of our intellectual property is separately discussed.  In the U.S. and internationally, we hold active patents that cover many aspects of our visualization technology.  Several patent applications are presently pending in the U.S., Japan and several European countries, and other patent applications are in preparation. We actively pursue patents on our new technology and we intend to vigorously protect our patent rights.  We often trademark key product names and brand names to protect our equity in the marketplace. We routinely copyright software, documentation and chip masks designed by us and institute copyright registration when appropriate.  Currently we retain a total of 33 active U.S. patents, and have licenses to additional U.S. patents.

Research & Development

We consider the timely development and improvement of our technology to be essential to maintain our competitive position and to capitalize on market opportunities.  We continue to fund essentially all research and development (“R&D”) efforts internally.

R&D efforts continue to improve Digistar 4, the current generation of our popular full-dome digital system and a key component to our planetarium and dome theater products.  We are also exploring the possibility of other commercial applications for Digistar technology. We conduct ongoing R&D to improve the functionality of SciDome to keep pace with updated versions of the desktop software it emulates and to take advantage of the latest digital display and theater technology. Some noteworthy specific R&D activities for our advance display and planetarium products include the development of unique techniques to display three dimensional digital video and the expansion of educational curriculum tools to cover new subject matter in addition to astronomy such as chemistry and earth sciences.  We continue to develop improvements to our dome products including optical coatings and ways to make the projection surface more uniform.  There are also R&D efforts ongoing to enhance components of the systems we sell, such as improvements to theater lighting.

We continually work with the new digital projection technologies to develop advanced visual display systems primarily to be used by wide audiences in specialty theaters and other visitor attractions. This includes the integration of the most advanced video projectors with customized lenses, software and unique application techniques to serve customers who are in search of extraordinary display of visual content.

We began work in 1997 to build a new generation of projection technology with specifications beyond any other technology either available or likely in the foreseeable future.  This goal evolved into the production of a revolutionary projector using lasers for illumination and micro-electro-mechanical systems (MEMS) to modulate the laser light and create an image.  The result is our proprietary ESLP System, which was first delivered late in 2005, with additional units delivered in each year since to our traditional simulation and digital theater customers.  There are currently ten ESLP systems in use at our customer sites, including one delivered in 2010.  We recently evaluated the resources available to continue R&D activities on our laser projector technology along with the market interest in laser projector products among the many other developing digital projection technologies. This evaluation concluded that our resources were not sufficient to continue the laser R&D efforts at the level which we believed was necessary to achieve our goal of reaching new markets. We also concluded that the other commercially available digital projector technologies combined with our other products and capabilities provided opportunities to continue to improve and expand our planetarium, digital theater and advance display products.   As a result, in 2010 we significantly reduced our R&D resources and their focus on laser projector products. We have retained resources sufficient to support the existing ESLP product but have significantly curtailed efforts to expand the capability of our laser projection products for other markets. We continue to explore the possibilities of various opportunities for our laser projector technology through partnering and licensing arrangements.

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

Employees

As of December 31, 2010, Evans & Sutherland and its subsidiaries employed a total of 102 persons of which 97 were employed fulltime.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the executive officers of E&S as of December 31, 2010.

Name	Age	Position

David H. Bateman	68	President, Chief Executive Officer and Director

Paul L. Dailey	54	Chief Financial Officer and Corporate Secretary

Bob Morishita	60	Vice President Human Resources

Kirk D. Johnson	49	Vice President and General Manager of Digital Theater

Jonathan A. Shaw	54	President and Chief Executive Officer of Spitz, Inc.

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

ITEM 2.         PROPERTIES

Our principal executive, engineering, manufacturing and operations facilities are located in the University of Utah Research Park in Salt Lake City, Utah, where we lease three buildings, which we previously owned, totaling approximately 68,000 square feet.  The buildings are located on land leased from the University of Utah with an initial term of 40 years or longer. During 2009, we concluded a sale-leaseback of the buildings whereby the buildings have been sold and the land lease has been assigned to a third party lender.  We lease the land and our buildings from that lender on a 5 year lease term with the option to renew the lease for two additional 5 year lease terms.  Because we also have the option to buy back the property and interest in the land lease during the term of the lease, the transaction was recorded as a financing and therefore the buildings and related improvements are still recorded as assets as of December 31, 2010.

Spitz owns and occupies an approximately 47,000 square-foot building on approximately 15.2 acres in Chadds Ford, Pennsylvania. The property serves as collateral under Spitz’s debt agreements through a mortgage granted to The Bryn Mawr Trust Company, a commercial bank.

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

Our common stock trades on the Over-the-Counter Markets under the symbol “ESCC.”  On February 28, 2011 there were approximately 600 holders of record of our common stock.  Because brokers and other institutions hold many of our shares on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

We have never paid a cash dividend on our common stock and have used funds generated internally to operate our business.  Currently we have an accumulated deficit.  For the foreseeable future, we intend to follow our policy of retaining any future earnings to finance the development and growth of our business.

Additional information required by this item is incorporated by reference to the table captioned Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2010 in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this annual report on Form 10-K.

The table below presents the high and low sales prices per share as reported by the Over-the-Counter Markets, by quarter for 2010 and 2009. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	2010		2009
	High	Low	High	Low
First Quarter	$0.17	$0.10	$0.79	$0.03
Second Quarter	2.00	0.11	0.73	0.20
Third Quarter	1.01	0.43	0.60	0.10
Fourth Quarter	1.29	0.45	0.38	0.05

ITEM 6.         NOT APPLICABLE

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

Upon evaluating our access to liquidity and capital resources and considering the current economic climate we concluded in the first quarter of 2010 that we could no longer pursue our plans to expand our laser projector products  into the wider high-end commercial display market.  As a result, in March 2010, we began executing a plan to reduce our research and development activities to the minimum level to sustain the current digital theater business and the ESLP. We continue to reduce overhead structure wherever feasible.  This plan has significantly reduced our research and development activities and operating expenses. This will limit opportunities for growth in the foreseeable future, but we believe these actions are necessary to preserve liquidity resources for operations. We believe that with aggressive cost cutting efforts and, if necessary, use of the marketable securities described in Note 2 of the financial statements, we will have sufficient liquidity to meet our obligations through 2011. In the meantime, we continue to evaluate our strategies with the goal to preserve necessary resources and pursue worthwhile opportunities.

We will continue to aggressively pursue opportunities in the digital theater and other markets served by all of our products. This will include the Company’s continued support of the ESLP as well as the development and improvement of new innovative products such as Digistar for planetarium theaters. We will continue to develop and improve our planetarium products targeted for smaller venues in education markets such as our SciDome product. We will also continue to develop and improve our dome products used by planetarium theaters and many other varied applications.  We will continue the production of quality show content for planetarium theaters.  We believe that the ability to include the wide range of complementary products in the systems we sell, along with access to the legacy customer base of E&S and our subsidiary, Spitz, Inc. (“Spitz”), provides a unique competitive advantage.

Revenue recorded in 2010 increased 9% compared to 2009 along with a slight improvement in gross margin. The revenue and gross profit increase was mostly attributable to strong fourth quarter revenue which resulted in fourth quarter net income of $844. As explained in more detail below under the caption “2010 Quarterly Results and Outlook for Sustained Profitability,” we have made significant progress in 2010 but we do not believe the late 2010 results will be consistently sustainable considering our current expectations for future sales levels and our existing cost structure. We believe that results would be close to breakeven with expected future sales levels under our existing cost structure and we are in process of evaluating several alternative strategies that will enable us to reach our goal of sustained profitability. The progress we have made is reflected in the operating expenses which were reduced significantly in 2010 as compared to 2009 even with the inclusion of a first quarter charge for termination costs related to our cost cutting plan. The reduction of operating expenses is attributable to various reductions in research and development activities and overhead structure since 2009.  We expected the improvement in 2010 considering increased sales bookings and the effect of our cost cutting actions. The revenue backlog improved to $19,080 as of December 31 2010 compared with $13,339 at December 31, 2009.  We are encouraged with the progress we have made and look forward to opportunities for more improvement in 2011 and beyond.

Recurring losses have produced negative cash flows from operations and losses in the value of investments in late 2008 have increased our unfunded pension obligation. As a result we have accumulated a stockholders’ deficit of $11,362 as of December 31, 2010 which has negatively affected our liquidity and capital resources.  This pressure on liquidity and capital resources continues but has lessened in 2010 with some recovery in pension investment values and cost reduction efforts that have improved the results of operations. The cost reductions we implemented in 2010 have significantly reduced our absorption of cash. Also the actions to make the previously restricted marketable securities now available for working capital have provided a much needed liquid resource that may be required to carry us through the planned transition to profitability. Ultimately, the ability to generate sustained positive cash flow from future operations will depend on our ability to sustain sufficiently profitable sales of our products with reduced ESLP research and development activities as well as our ability to further reduce overhead costs. In 2009 and 2010 there were no cash payments required to the pension trust; however, we anticipate approximately $950 will be required in 2011 and increasing amounts in future years. The amount and timing of cash payments required to be made to the pension trusts will depend on many factors as explained in more detail within the Liquidity and Capital Resources section that follows. We believe existing sources of liquidity and results of operations will adequately fund our obligations through 2011 and into 2012.  The longer term will depend on a sufficient stream of new orders with adequate customer progress payments and the ability of the Company to support its operations after reducing its resources. Beyond 2011, we may also be dependent on many factors that could affect the funding of our pension plan obligations.

Results of Operations

Consolidated Sales and Backlog

The following table summarizes our consolidated sales for fiscal year:

	2010	2009
Sales	$27,481	$25,068

 Sales increased 9% from 2009 to 2010 due to an increase in the volume of orders and deliveries of all of our products.  Most of the increase was attributable to an increase in orders and deliveries to international customers in Asia.

 On December 31, 2010, our sales backlog was $19,080 compared with $13,339 at December 31, 2009 due to high level of orders received for planetarium systems from domestic and international customers in 2010, particularly in the fourth quarter.  We anticipate that approximately 80% of the 2010 backlog will be converted to sales in 2011.

Gross Profit

The following table summarizes our gross profit and the percentage to total sales during fiscal year:
	2010	2009
Gross profit	$9,114	$7,767
Gross profit percentage	33%	31%

Our gross profit in 2010 was slightly improved as compared to 2009 due to strong gross margins on several customer projects. Margins suffered slightly from impairment losses recorded in both years.  We recorded losses on inventory impairment of $1,777 and $1,446 during 2010 and 2009, respectively, for obsolete and excess quantities of inventory primarily related to ESLP.

Operating Expenses
	2010	2009
Selling, general and administrative excluding pension expense	$6,600	$7,346
Research and development	4,156	6,193
Pension expense – general and administrative	1,827	2,160
Total operating expenses	$12,583	$15,699

Selling, general and administrative expenses decreased by 10% compared to 2009 due to planned reductions in overhead costs.  Research and development expenses were 33% lower than prior year periods due to the planned reduction of research and development activities and overhead. The reductions to research and development were implemented in late March 2010 and cut resources to the minimum level to sustain the current digital theater business and the ESLP.  Pension expense in 2010 decreased from 2009 due to improved investment performance in 2010.

Other Income and Expense

The following table summarizes our other income and expense during fiscal year:

	2010	2009
Interest expense	$(687)	$(258)
Other income (expense)	(415)	384

The increase to interest expense is due to an increase in debt resulting from the financing transaction involving the sale-leaseback of our buildings completed at the end of 2009.  Interest expense related to the sale-leaseback debt was $489 for 2010 and $45 for 2009.  During 2010 other expense increased due to realized loss on our marketable securities.  Other income in 2009 was primarily due to a gain of $432 from termination of a long-term land lease with escalating rent payments.

Income Taxes

Income tax expense consisted of state income taxes and was as follows:

	2010	2009
Income tax expense	$(73)	$(44)

2010 Quarterly Results and Outlook for Sustained Profitability

	Three Months Ended
	April 2,	July 2,	October 1,	December 31,
	2010	2010	2010	2010
Sales	$4,400	$7,273	$7,027	$8,781
Cost of sales	2,751	6,765	4,260	4,591
Gross profit	1,649	508	2,767	4,190
Operating expenses:
Selling, general and administrative excluding pension expense	1,694	1,590	1,466	1,850
Research and development	1,809	855	752	740
Pension expense – general and administrative	448	448	449	482
Total operating expenses	3,951	2,893	2,667	3,072
Income (loss) from operations	(2,302)	(2,385)	100	1,118
Other expense	(245)	(161)	(423)	(273)
Income (loss) before income taxes	(2,547)	(2,546)	(323)	845
Income tax expense	(3)	(46)	(23)	(1)
Net income (loss)	$(2,550)	$(2,592)	$(346)	$844

The quarterly results of 2010 reflect the impact of our reduction of R&D resources in March 2010 and our other cost cutting measures. Research and development expense included a charge of $483 in the first quarter for severance pay and other termination costs resulting from our targeted cost cuts in that area.  Research and development expense decreased over the remaining quarters which showed the execution of our plan to reduce research and development activities to the minimum level required to sustain the current digital theater business and the ESLP. Selling, general and administrative expenses were higher in the fourth quarter due to sales commissions paid to agents for international sales. Overall, there was a marked improvement in the results of operations for the second half of 2010 most notably the net income of $844 recorded for the fourth quarter. Included in the fourth quarter was a strong contribution from the completion of a large contract for a Digistar ESLP system in India. Although contributions from large contracts of this nature are not expected to be a recurring event in every quarter, there are sales prospects which could potentially lead to similar impact in future quarters.  At the annual revenue levels anticipated for the foreseeable future, we expect to approach close to breakeven results under our existing cost structure; however, to attain sustained profitability we believe we must exceed current sales expectations or take additional steps to reduce our cost structure. We are in process of evaluating several alternative strategies to reach our goal of sustained profitability.

Liquidity and Capital Resources

Outlook

As discussed in the executive summary above, we have made significant progress in reducing the absorption of cash from operations and we have gained access to a new source of liquidity in the form of marketable securities that were formerly restricted. As a result, we believe existing liquidity resources and funds generated from forecasted revenue can meet our 2011 obligations.  The outlook beyond 2011 depends on the continued success of the digital theater business and its ability to generate sufficient cash to meet our obligations, most significantly the pension obligation. The timing and amount of cash required to meet the pension obligation will depend on a number of factors including the return on pension trust investments, market interest rates, ongoing actuarial estimates and potential legislation that could affect required pension funding schedules. We continue to operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.

Cash Flow

	Years Ended December 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$(2,748)	$(5,976)
Investing activities	1,119	292
Financing activities	53	2,527
Decrease in cash and cash equivalents	$(1,576)	$(3,157)

Cash and cash equivalents decreased $1,576 to $1,024 during 2010, primarily as a result of cash used in operating activities.

Operating Activities

The net cash used by operating activities in 2010 was attributable to $1,192 absorbed by the net loss after the effect of $3,452 of non-cash items and cash used from changes in working capital of $1,556.  Significant changes in working capital that used cash included a decrease of customer progress payments, an increase in accounts receivable, and a decrease in accounts payable and accrued liabilities which was partially offset by cash provided from an increase in pension and retirement liabilities and a decrease in inventory. The decrease in customer progress payments during the year was mostly attributable to revenue recorded on a project that had a large deposit carried over from 2009.  The increase in accrued pension and retirement liabilities reflects accumulating pension expense while no cash payments to the pension trust were required due to credits for contributions made in prior years. Other changes in working capital in 2010 were due to differences in the timing of routine transactions.

The net cash used by operating activities in 2009 was attributable to $4,458 absorbed by the net loss after the effect of $3,392 of non-cash items and cash used from changes in working capital of $1,518.  Significant changes in working capital that used cash included a decrease of customer progress payments and a decrease in accounts payable and accrued liabilities which was partially offset by cash provided from an increase in pension and retirement liabilities and a decrease in accounts receivable and inventory.  The decrease in customer progress payments during the year corresponded to lower bookings of new customer orders and related deliveries of product.  The increase in accrued pension and retirement liabilities reflects accumulating pension expense while no cash payments to the pension trust were required due to credits for contributions made in prior years. Other changes in working capital in 2009 were due to differences in the timing of routine transactions.

Investing Activities

Investing activities provided $1,119 of cash during 2010 consisting of $1,232 of proceeds from the sale of marketable securities which was offset by $113 for purchases of property, plant and equipment.

Investing activities provided $292 of cash during 2009 consisting of $688 of proceeds from the sale of marketable securities which was offset by $396 for purchases of property, plant and equipment.

Financing Activities

Financing activities provided $53 of cash during 2010 which reflected $190 of proceeds from a line of credit offset by $137 in principal payments on debt obligations.

Financing activities provided $2,527 of cash during 2009 which included $310 of proceeds from a line of credit utilized in late 2009 and $2,360 from the sale-leaseback of the Company’s main headquarters located in Salt Lake City, Utah which was accounted for as a financing. The proceeds were offset by $143 in principal payments on debt obligations.

Credit Facilities

The Company is a party to a Credit Agreement with a commercial bank which permits borrowings of up to $1,100 to fund Spitz working capital requirements.  Interest is charged on amounts borrowed at the Wall Street Journal Prime Rate.   Borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The Credit Agreement and Mortgage Notes contain cross default provisions whereby the default of either agreement will result in the default of both agreements. As of December 31, 2010 there was $500 of borrowings outstanding under the Credit Agreement.

The ability to issue letters of credit and bank guarantees is important to our business. International sales are increasingly important to our business and in many countries, letters of credit and bank guarantees are required as part of sales contracts. Also, domestic sales sometimes require performance guarantees in the form of surety bonds.  We have relationships with licensed surety companies to provide performance bonds subject to certain limitations and collateral which we must provide for security. Letters of credit and bank guarantees are issued to serve as collateral and to ensure our performance for these purposes.

The Company has finance arrangements which facilitate the issuance of letters of credit and bank guarantees. Under the terms of the arrangements, we are required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit or bank guarantees issued, plus other amounts necessary to adequately secure our obligations with the financial institution. As of December 31, 2010, we had outstanding letters of credit and bank guarantees of $1,514 of which $1,162 is scheduled to expire in 2010 and $352 is scheduled to expire in 2014.

Mortgage Notes

Debt obligations include a first mortgage note payable which represents the balance on a $3,200 note (“First Mortgage Note”) issued on January 14, 2004 by Spitz. The First Mortgage Note requires repayment in monthly installments of principal and interest over twenty years.  On each third anniversary of the First Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”).  The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original twenty-year term.  On January 14, 2010, the 3YCMT was 1.49% and the interest rate on the First Mortgage Note adjusted to 5.75% per annum. As a result of the interest rate adjustment, the monthly installment amount was changed from $26 to $23.

Debt obligations also include a second mortgage note payable which represents the balance on a $500 note (“Second Mortgage Note”) issued on September 11, 2008 by Spitz. The Second Mortgage Note requires repayment in monthly installments of principal and interest over twenty years.  On each fifth anniversary of the Second Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over 3YCMT.  The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original twenty-year term.  The monthly installment for the first five years is $4 and includes interest at 5.75% per annum.

The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreement; the real property had a carrying value of $4,715 as of December 31, 2010. The Mortgage Notes are guaranteed by E&S.

Sale-Leaseback Financing

In November 2009, the Company completed the sale of its corporate office buildings and its interest in the lease for the land occupied by the buildings for $2,500.  Under the agreement, we transferred legal title of the buildings including improvements and assigned the related land lease to the buyer. We also entered into a sublease agreement to lease back the land and building for rent of $501 per year, of which $126 represents the land lease and $375 represents the building lease.  The sublease agreement has a term of 5 years with an option for two subsequent 5 year renewal periods.  The agreement provided the Company with a 5 year option to repurchase the buildings and the interest in the land lease. The remaining term of the repurchase option is as follows:

Date
From:	To:	Repurchase price:
November 1, 2010	October 31, 2011	$2,625
November 1, 2011	October 31, 2012	$2,732
November 1, 2012	October 31, 2013	$3,005
November 1, 2013	October 31, 2014	$3,305

The arrangement was accounted for as a financing and no sale was recorded because the Company has the right to repurchase the property.  Therefore, the assets representing the building and improvements remain in property, plant and equipment and the Company recorded the net proceeds of the sale as long-term debt. The $126 portion of the sublease payment attributable to the land lease is equivalent to the payment under the assigned land lease and therefore is subject to the same rent escalations to which the Company was bound before the assignment. The land lease portion of the sublease payment is recorded as rent expense consistent with the treatment of the prior land lease payment before the assignment of the lease. The $375 portion of the sublease payment attributable to the building lease is accounted for as debt service under the financing transaction.  The net proceeds of the financing amounted to $2,329 consisting of the $2,500 sales price less a security deposit of $125, prorated building rent of $15 and the first monthly payment of $31. We record interest expense at a rate of approximately 20% imputed from the estimated cash flows assuming we exercise the option to repurchase the property at the end of the five year term. In the event that we exercise the option to repurchase the property sooner than the end of the five year term, the difference between the book balance of the debt and the repurchase cost would be recorded as a prepayment premium or discount on the payoff of the debt balance. The cash payment required to repurchase the property on December 31, 2010 was $2,500 consisting of the $2,625 repurchase price under the agreement less a credit for the $125 security deposit. Accordingly, if we had exercised our option to repurchase the property on December 31, 2010, we would have recorded a prepayment premium of approximately 2% in the amount of $49 over the $2,451 book balance of the debt.

Other

In 2011, we expect capital expenditures similar to 2010 following the reductions that occurred in early 2010.  There were no material capital expenditure commitments at the end of 2010, nor do we anticipate any over the next several years.

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of February 28, 2011, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during 2010 or 2009.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

We also maintain trade credit arrangements with certain suppliers.  The unavailability of a significant portion of, or the loss of, these trade credit arrangements from suppliers would have a material adverse effect on our financial condition and operations.

At December 31, 2010, our total indebtedness was $5,950 due on the mortgage notes, line of credit and sales-leaseback financing.  Our cash, restricted cash and marketable securities, subject to various restrictions set forth in this annual report on Form 10-K, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

Effects of Inflation

The effects of inflation were not considered material during fiscal years ended 2010 and 2009, and are not expected to be material for the fiscal year ending 2011.

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

Inventories

Inventories includes materials at standard costs, which approximates average costs, as well as inventoried costs on programs (including material, labor, subcontracting costs, as well as an allocation of indirect costs).  We periodically review inventories for excess supply, obsolescence, and valuations above estimated realizable amounts, and then provide a reserve we consider sufficient to cover these items.  Reserve adequacy is based on estimates of future sales, product pricing, and requirements to complete projects.  Revisions of these estimates would result in adjustments to our operating results.

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

In January 2010, the FASB issued ASU No. 2010-06, which updates the guidance in ASC Topic 820, Fair Value Measurements and Disclosures, related to disclosures about fair value measurements. New disclosures will require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers; and to present separately in the reconciliation for fair value measurements in Level 3 information about purchases, sales, issuances and settlements on a gross basis rather than as one net amount. The ASU also amends ASC subtopic 820-10 to clarify certain existing disclosures regarding the level of disaggregation at which fair value measurements are provided for each class of assets and liabilities; and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which become effective for fiscal years beginning after December 15, 2010. The adoption of this guidance has not had, and is not expected to have, a material impact on our financial position or results of operations.

In December 2010, the FASB issued ASU No. 2010-28, which updates the guidance in ASC Topic 350, Intangibles—Goodwill & Other. The amendments in ASU subtopic 2010-28 affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in ASU subtopic 2010-28 modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance will become effective for us at the beginning of our first quarter of fiscal 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

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

These forward looking statements include, but are not limited to, the following statements:

•
Our belief that our range of products and services at various price and performance levels, our research and development investments and capabilities, and our ability to design and manufacture products will enable us to compete effectively.

•	Our belief that our cost cutting actions were necessary to preserve liquidity resources for operations.

•
Our belief that with our cost cutting efforts and existing sources of liquidity, including marketable securities, operations will provide sufficient liquidity to meet our obligations through 2011 and into 2012.

•
Our belief that our ability to include the wide range of complementary products offered by E&S and Spitz in the systems we sell, along with access to the legacy customer base of E&S and Spitz, provides a unique competitive advantage.

•	Our belief that the late 2010 results will not be consistently sustainable considering our current expectations for future sales levels and our existing cost structure.

•	Our belief that results would be close to breakeven with expected future sales levels under our existing cost structure.

•	Our belief that to attain sustained profitability we must exceed current sales expectations or take additional steps to reduce our cost structure.

•
Our belief that contributions from exceptionally large contracts are not expected to be recurring in every quarter but there are sales prospects which could potentially lead to significant impact in future quarters.

•	Our belief that the adoption of new accounting pronouncements will not have a material impact on our consolidated financial statements.

•	Our belief that our inventory obsolescence reserve is adequate and based on materially accurate estimates of future sales, product pricing, and requirements to complete projects

•
Our belief that our estimates of total costs for customer contracts are materially accurate and  include correct assumptions in computing such estimates , such as man-hours to complete, estimated materials cost, and estimates of other direct and indirect costs.

•	Our belief that our products are performing well, that we will meet all our delivery requirements, and as a result we will incur no damages or penalties for late deliveries in 2011.

•	Our belief that capital expenditures during 2011 will be similar to the capital expenditures incurred during 2010.

•	Our belief that any inherent risk that may exist in our foreign operations is not material.

•	Our belief that we will perform under the conditions of our letters of credit and therefore incur no losses with respect to these letters of credit in 2011 or future years.

•	Our belief that the effects of inflation will not be material for fiscal year 2011.

•	Our belief that most of our backlog will be converted to sales in 2011.

•	Our belief that our 2011 orders will continue at a level sufficient to sustain sales in 2011 comparable to 2010

•
Our belief that we can continue to successfully implement a plan to reduce operating expenses to a  level that will improve cash flow sufficiently to meet our 2011 obligations while sustaining our digital theater business with adequate support of the ESLP planetarium product.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,024	$2,600
Restricted cash	1,162	1,597
Marketable securities	2,376	-
Accounts receivable, net	6,654	4,024
Costs and estimated earnings in excess of billings on uncompleted contracts	2,094	2,073
Inventories, net	3,515	7,159
Prepaid expenses and deposits	1,289	1,346
Total current assets	18,114	18,799
Property, plant and equipment, net	9,592	10,608
Restricted marketable securities	-	3,248
Goodwill	635	635
Intangible assets, net	343	479
Other assets	1,276	849
Total assets	$29,960	$34,618

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,438	$1,624
Accrued liabilities	2,873	3,433
Billings in excess of costs and estimated earnings on uncompleted contracts	3,565	3,667
Customer deposits	2,218	3,483
Current portion of retirement obligations	604	643
Current portion of long-term debt	648	452
Total current liabilities	11,346	13,302
Deferred rent obligation	1,454	1,432
Long-term debt	5,302	5,332
Pension and retirement obligations	23,220	20,522
Total liabilities	41,322	40,588
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,441,666 shares issued	2,288	2,288
Additional paid-in-capital	54,385	54,355
Common stock in treasury, at cost, 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(44,641)	(39,997)
Accumulated other comprehensive loss	(18,685)	(17,907)
Total stockholders’ deficit	(11,362)	(5,970)
Total liabilities and stockholders’ deficit	$29,960	$34,618

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2010	2009
Sales	$27,481	$25,068
Cost of sales	18,367	17,301
Gross profit	9,114	7,767
Operating expenses:
Selling, general and administrative excluding pension expense	6,600	7,346
Research and development	4,156	6,193
Pension expense – general and administrative	1,827	2,160
Total operating expenses	12,583	15,699
Loss from operations	(3,469)	(7,932)
Interest expense	(687)	(258)
Other income (expense)	(415)	384
Loss before income taxes	(4,571)	(7,806)
Income tax expense	(73)	(44)
Net loss	$(4,644)	$(7,850)

Net loss per common share – basic and diluted:	$(0.42)	$(0.71)
Basic and diluted weighted average common shares outstanding	11,089	11,089

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’

DEFICIT AND COMPREHENSIVE LOSS

(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balance at December 31, 2008	11,442	$2,288	$54,260	$(4,709)	$(32,147)	$(22,093)	$(2,401)
Components of comprehensive loss:
Net loss	-	-	-	-	(7,850)	-	(7,850)
Unrealized gains on marketable securities	-	-	-	-	-	1,043	1,043
Decrease in minimum pension liability	-	-	-	-	-	3,143	3,143
Total comprehensive loss							(3,664)

Stock-based compensation	-	-	95	-	-	-	95
Balance at December 31, 2009	11,442	2,288	54,355	(4,709)	(39,997)	(17,907)	(5,970)
Components of comprehensive loss:
Net loss	-	-	-	-	(4,644)	-	(4,644)
Unrealized gains on marketable securities	-	-	-	-	-	679	679
Increase in minimum pension liability	-	-	-	-	-	(1,457)	(1,457)
Total comprehensive loss							(5,422)

Stock-based compensation	-	-	30	-	-	-	30
Balance at December 31, 2010	11,442	$2,288	$54,385	$(4,709)	$(44,641)	$(18,685)	$(11,362)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,644)	$(7,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,150	1,462
Provision for excess and obsolete inventory	1,777	1,446
Other	525	484
Changes in assets and liabilities:
Decrease in restricted cash	435	65
Decrease (increase) in accounts receivable	(2,345)	1,209
Decrease in inventories	1,867	465
Increase in costs and estimated earnings in excess of billings on uncompleted contracts, net	(123)	(2,579)
Increase in prepaid expenses and other assets	(639)	(264)
Decrease in accounts payable	(150)	(612)
Decrease in accrued liabilities	(538)	(631)
Increase in accrued pension and retirement liabilities	1,202	1,517
Decrease in customer deposits	(1,265)	(688)
Net cash used in operations	(2,748)	(5,976)

Cash flows from investing activities:
Purchases of property, plant and equipment	(113)	(396)
Proceeds from sale of marketable securities	1,232	688
Net cash provided by investing activities	1,119	292

Cash flows from financing activities:
Net borrowings on line of credit agreement	190	310
Principal payments on long-term debt	(137)	(143)
Proceeds from issuance of long-term debt	-	2,360
Net cash provided by financing activities	53	2,527

Net change in cash and cash equivalents	(1,576)	(3,157)
Cash and cash equivalents at beginning of year	2,600	5,757
Cash and cash equivalents at end of year	$1,024	$2,600

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$569	$275
Income taxes	52	101

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All dollar amounts are in thousands except share and per share information or unless otherwise indicated.

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Evans & Sutherland Computer Corporation, referred to in these notes as “Evans & Sutherland,” “E&S,” “we,” “us,” “our” or the “Company,” produces high-quality advanced visual display systems used primarily in full-dome video projection applications, dome projection screens, dome architectural treatments, and unique content for planetariums, schools, science centers, other educational institutions, and entertainment venues.  Our products include state of the art planetarium and dome theater systems consisting of proprietary hardware and software, and other unique visual display systems primarily used to project digital video on large curved surfaces.  We also produce unique show content both for our own library which we license to customers and for specific customer requirements for planetarium and dome theaters.  Additionally we manufacture and install metal domes with customized optical coatings and acoustical properties that are used for planetarium and dome theaters as well as many other unique custom applications.  The Company operates as one segment, which is the visual simulation market.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three or fewer months to be cash equivalents.  The Company maintains cash balances in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant risk with respect to cash.  As of December 31, 2010, cash deposits, including restricted cash, exceeded the federally insured limits by approximately $1,397.

Restricted Cash

Restricted cash that guarantees issued letters of credit that mature or expire within one year is reported as a current asset.  Restricted cash that guarantees issued letters of credit that mature or expire in more than one year are reported as long-term other assets.  There was $352 and $0 of restricted cash included in other assets as of December 31, 2010 and 2009, respectively.

Marketable Securities

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

The table below represents changes in our allowance for doubtful receivables during fiscal year:

	2010	2009
Beginning balance	$965	$420
Provision for (reduction in) losses on accounts receivable	(286)	545
Ending balance	$679	$965

Inventories

Inventories include materials at standard costs, which approximate average costs, as well as inventoried costs on programs and long-term contracts.  Inventoried costs include material, direct engineering and production costs, and applicable overhead, not in excess of estimated realizable value.   Spare parts and general stock materials are stated at cost not in excess of realizable value.  We periodically review inventories for excess supply, obsolescence, and valuations above estimated realizable amounts, and provide a reserve we consider sufficient to cover these items.  Revisions of these estimates could result in the need for adjustments.

During the years ended December 31, 2010 and 2009, we recognized losses on inventory impairment of $1,777 and $1,446 for obsolete and excess quantities of inventory, primarily related to the Evans & Sutherland Laser Projector.

Inventories net of reserves at fiscal year-end were as follows:

	2010	2009
Raw materials	$2,147	$4,886
Work-in-process	316	1,653
Finished goods	1,052	620
Total inventories, net	$3,515	$7,159

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

	Estimated
	useful lives	2010	2009
Land	n/a	$2,250	$2,250
Buildings and improvements	5 - 40 years	11,638	11,638
Manufacturing machinery and equipment	3 - 8 years	5,717	6,328
Office furniture and equipment	3 - 8 years	789	789
Total		20,394	21,005
Less accumulated depreciation and amortization		(10,802)	(10,397)
Total property, plant and equipment, net		$9,592	$10,608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible Assets

We amortize the cost of intangible assets over their estimated useful lives. Amortizable intangible assets are reviewed at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization.

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

Revenue Recognition

Our sales include revenue from system hardware, software, database products and service contracts.  The following table provides information on revenue by recognition method applied during fiscal years:

	2010	2009
Percentage-of-completion	$13,542	$15,949
Completed contract	12,197	7,692
Other	1,742	1,427
Total sales	$27,481	$25,068

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basic income or loss per common share is based upon the average number of shares of common stock outstanding during the period. There were no dilutive shares in 2010 or 2009. Potentially dilutive securities from stock options are discussed in Note 10.

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

Other Comprehensive Loss

On a net basis for 2010 and 2009, there was a deferred income tax asset as a result of the items reflected in comprehensive loss.  However, we have determined that it is more likely than not that we will not realize such net deferred income tax assets and have therefore established a valuation allowance against the full amount of the net deferred income tax asset.  Accordingly, the net income tax effect of the items included in other comprehensive loss is zero.  Therefore, we have included no income tax expense or benefit in relation to items reflected in other comprehensive loss.

The components of accumulated other comprehensive loss was as follows as of December 31:

	2010	2009
Additional minimum pension liability	$(18,704)	$(17,247)
Net unrealized holding gain (losses) on investments	19	(660)
Total accumulated other comprehensive loss	$(18,685)	$(17,907)

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

In January 2010, the FASB issued ASU No. 2010-06, which updates the guidance in ASC Topic 820, Fair Value Measurements and Disclosures, related to disclosures about fair value measurements. New disclosures will require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers; and to present separately in the reconciliation for fair value measurements in Level 3 information about purchases, sales, issuances and settlements on a gross basis rather than as one net amount. The ASU also amends ASC subtopic 820-10 to clarify certain existing disclosures regarding the level of disaggregation at which fair value measurements are provided for each class of assets and liabilities; and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which become effective for fiscal years beginning after December 15, 2010. The adoption of this guidance has not had, and is not expected to have, a material impact on our financial position or results of operations.

In December 2010, the FASB issued ASU No. 2010-28, which updates the guidance in ASC Topic 350, Intangibles—Goodwill & Other. The amendments in ASU subtopic 2010-28 affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in ASU subtopic 2010-28 modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance will become effective for us at the beginning of our first quarter of fiscal 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation.

Liquidity

Recurring losses have produced negative cash flows from operations and losses in the value of investments in late 2008 have increased our unfunded pension obligation. As a result we have accumulated a stockholders’ deficit of $11,362 as of December 31, 2010 which has negatively affected our liquidity and capital resources.  This pressure on liquidity and capital resources continues but has lessened in 2010 with some recovery in pension investment values and cost reduction efforts that have improved the results of operations. After reductions in R&D activities and overheard costs, improved results have significantly reduced our absorption of cash from operations. Also the actions to make the previously restricted marketable securities now available for working capital have provided a new liquid resource that is available if needed. We believe existing sources of liquidity and results of operations will adequately fund our obligations through 2011 and into 2012. This will continue to depend on a sufficient stream of new orders with adequate customer progress payments in 2011. There can be no assurance that we will be successful in these efforts.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2  – Marketable Securities

As of July 2, 2010, the Company amended the terms of the trust used to fund the Supplemental Executive Retirement Plan (the “SERP” - see Note 6 - Employee Retirement Benefit Plans).  As a result, the marketable securities previously held in the trust are in a custodial account with the former trustee from which it continues to pay the SERP benefits and are available for other working capital requirements if necessary.  As such, the Company has reclassified these investments as marketable securities. Prior to the July 2, 2010 amendment, the investments were presented as long term restricted marketable securities.  The Company has accounted for its marketable securities as available for sale.

Realized gain (loss) for marketable securities was $319 and $(229) for the years ended December 31, 2010 and 2009. The following tables summarize the Company’s marketable securities’ adjusted cost, gross unrealized gain (loss) and fair value:

	December 31, 2010
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mutual funds - equity securities	$1,858	$144	$(139)	$1,863
Mutual funds - debt securities	443	16	(1)	458
Money market mutual funds	55	-	-	55
Total	$2,356	$160	$(140)	$2,376

	December 31, 2009
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mutual funds - equity securities	$3,240	$1	$(667)	$2,574
Mutual funds - debt securities	610	17	(11)	616
Money market mutual funds	58	-	-	58
Total	$3,908	$18	$(678)	$3,248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company considers the declines in market value of its marketable securities to be temporary in nature.  The investments consist of mutual funds selected according to an asset allocation policy of diversification and long-term growth.   When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell the investment before recovery of the investment’s amortized cost basis. During the years ended December 31, 2010 and 2009, the Company did not recognize any other-than-temporary impairment charges on outstanding securities. As of December 31, 2010, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

Our marketable securities are classified within Level 1 because the underlying investments have readily available market prices, with the exception of one equity security held in 2009 that was classified within level 2 for which current market prices were not readily available.

Marketable securities measured at fair value on a recurring basis are summarized below:

Description	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Mutual funds - equity securities	$1,863	$1,863	$-	$-
Mutual funds - debt securities	458	458
Money market mutual funds	55	55	-	-
Total	$2,376	$2,376	$-	$-

Description	December 31, 2009	Level 1	Level 2	Level 3
Assets:
Mutual funds - equity securities	$2,574	$2,275	$299	$-
Mutual funds - debt securities	616	616	-	-
Money market mutual funds	58	58	-	-
Total	$3,248	$2,949	$299	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3  – Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2010		2009
	Weighted Avg. Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Class
Maintenance and legacy customers	10	$350	$(185)	$350	$(149)
Planetarium shows	10	280	(161)	280	(131)
Intellectual property rights	5	350	(291)	350	(221)
Total	8.7	$980	$(637)	$980	$(501)

Amortization expense for the years ended December 31, 2010 and 2009 was $136 and $142, respectively.

Maintenance and legacy customers and planetarium shows represent the value of definite-lived intangibles that were identified in the acquisition of Spitz, Inc. (“Spitz”) in 2006.  Also in 2006, the Company acquired certain intellectual property rights to protect the application of certain processes in the use of its products for cash payments totaling $350.

Estimated future amortization expense is as follows:

	December 31,
Class	2011	2012	2013	2014	2015	Thereafter
Maintenance and legacy customers	$35	$30	$30	$28	$28	$14
Planetarium shows	25	25	22	20	14	13
Intellectual property rights	59	-	-	-	-	-
Total	$119	$55	$52	$48	$42	$27

Goodwill of $635 resulted from the acquisition of our wholly-owned subsidiary, Spitz, and was measured as the excess of the $2,884 purchase consideration paid over the fair value of the net assets acquired. The Company has made its annual assessment of impairment of goodwill and has concluded that goodwill is not impaired as of December 31, 2010.

Note 4 - Costs and Estimated Earnings on Uncompleted Contracts

Comparative information with respect to uncompleted contracts at fiscal year-end:

	2010	2009
Total accumulated costs and estimated earnings on uncompleted contracts	$24,436	$31,346
Less total billings on uncompleted contracts	(25,907)	(32,940)
	$(1,471)	$(1,594)

The above amounts are reported in the consolidated balance sheets as follows:
	2010	2009
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,094	$2,073
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,565)	(3,667)
	$(1,471)	$(1,594)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Leases

We occupy real property and use certain equipment under lease arrangements that are accounted for as operating leases.  Our real property leases contain escalation clauses.  Rental expense for all operating leases for 2010 and 2009 was $171 and $213, respectively.

Future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Fiscal year
2011	$126
2012	126
2013	141
2014	146
2015	146
Thereafter	2,786
Total	$3,471

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

401(k) Deferred Savings Plan

We have a deferred savings plan that qualifies under Section 401(k) of the Internal Revenue Code.  The 401(k) plan covers all employees of the Company who have at least one year of service and who are age 18 or older.  We make matching contributions on employee contributions after the employee has achieved one year of service.  We may also make extra matching contributions based on our profitability and other financial and operational considerations.  No extra matching contributions have been made to date.  Our contributions to the 401(k) plan for 2010 and 2009 were $172 and $201, respectively.

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

We purchase Company-owned life insurance policies insuring the lives of participants in the ESP.  The policies accumulate asset values and exist to cover the cost of employee supplemental retirement benefit liabilities.  At December 31, 2010 and 2009, prepaid expenses and deposits included our investments in the policies of $843 and $860, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and Funded Status

E&S uses a December 31 measurement date for both the Pension Plan and SERP.

Information concerning the obligations, plan assets and funded status of employee retirement defined benefit plans are provided below:

	Pension Plan		SERP
	2010	2009	2010	2009
Changes in benefit obligation
Projected benefit obligation at beginning of year	$42,303	$41,497	$5,563	$5,743
Service cost	-	-	-	-
Interest cost	2,299	2,308	294	311
Actuarial loss	2,850	823	314	150
Benefits paid	(317)	(290)	(627)	(642)
Settlement payments	(2,332)	(2,035)	-	-
Projected benefit obligation at end of year	$44,803	$42,303	$5,544	$5,562

Changes in plan assets
Fair value of plan assets at beginning of year	$26,700	$24,450	$-	$-
Actual return on plan assets	2,472	4,575	-	-
Contributions	-	-	627	642
Benefits paid	(317)	(290)	(627)	(642)
Settlements payments	(2,332)	(2,035)	-	-
Fair value of plan assets at end of year	$26,523	$26,700	$-	$-

Net Amount Recognized
Unfunded status	$(18,280)	$(15,603)	$(5,544)	$(5,562)
Unrecognized net actuarial loss	17,648	16,532	1,309	1,018
Unrecognized prior service cost	-	-	(253)	(303)
Net amount recognized	$(632)	$929	$(4,488)	$(4,847)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Plan		SERP
	2010	2009	2010	2009
Accrued liability	$(18,280)	$(15,603)	$(5,544)	$(5,562)
Accumulated other comprehensive loss	17,648	16,532	1,056	716
Net amount recognized	$(632)	$929	$(4,488)	$(4,846)

Components of net periodic benefit cost

	Pension Plan		SERP
	2010	2009	2010	2009
Service cost	$-	$-	$-	$-
Interest cost	2,299	2,308	294	311
Expected return on assets	(2,053)	(1,848)	-	-
Amortization of actuarial loss	397	1,384	21	54
Amortization of prior year service cost	-	-	(49)	(49)
Settlement charge	918	-	-	-
Net periodic benefit cost	1,561	$1,844	$266	$316

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information

The increase (decrease) to our unrecognized net actuarial loss recorded in other comprehensive loss for the Pension Plan of $1,116 and $(3,289) during 2010 and 2009, respectively, arose from the difference between the funded status and the accrued pension expense at the end of each year. During 2011, we expect to recognize $431 of accumulated other comprehensive loss as a component of our 2011 net periodic benefit cost.

The increase to our minimum liability recorded in other comprehensive income for the SERP of $340 and $146 during 2010 and 2009, respectively, arose from the difference between the funded status and the accrued pension expense at the end of each year.

Assumptions

The weighted average assumptions used to determine benefit obligations and net periodic cost at December 31, 2010 and 2009, included a discount rate of 4.9% and 5.6%, respectively, in each period for the Pension Plan and SERP.  The weighted average assumption used to determine an expected long-term rate of return on Pension Plan assets was 8.0%.

The long-term rate of return on plan assets was estimated as the weighted average of expected return of each of the asset classes in the target allocation of plan assets.  The expected return of each asset class is based on historical market returns.

Pension Plan Assets

The Pension Plan’s weighted-average asset allocations and weighted-average targeted asset allocations for each of the years presented are as follows:

	2010	2010	2009
Asset allocation category of plan assets	Target %	Actual %	Actual %
Mutual funds - equity securities	60	61	60
Mutual funds - debt securities	25	23	28
Real estate investment trust	5	5	4
Hedge funds	10	11	8

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

No securities of the Company were part of the Pension Plan assets as of December 31, 2010 or 2009.

Fair Value Measurements

The pension plan assets include a significant amount of mutual funds invested in equity and debt securities that are classified within Level 1 because the underlying investments have readily available market prices. Fair values of real estate investments within the real estate investment trust are valued using real estate valuation techniques and other methods that include reference to third-party sources and sales comparables where available.  Hedge fund investments are classified in Level 2 and the fair values are generally calculated from pricing models with market input parameters from third-party sources.  The pension plan assets fair value measurements are summarized below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description	December 31, 2010	Level 1	Level 2	Level 3
Pension Plan Assets:
Mutual funds - equity securities	$16,058	$16,058	$-	$-
Mutual funds - debt securities	6,010	6,010	-	-
Real estate investment trust	1,442	-	-	1,442
Hedge fund	2,725	-	2,725	-
Money market mutual funds	288	288	-	-
Total	$26,523	$22,356	$2,725	$1,442

Description	December 31, 2009	Level 1	Level 2	Level 3
Pension Plan Assets:
Mutual funds - equity securities	$15,943	$15,943	$-	$-
Mutual funds - debt securities	7,410	7,410	-	-
Real estate investment trust	1,142	-	-	1,142
Hedge fund	1,885	-	1,885	-
Money market mutual funds	320	320	-	-
Total	$26,700	$23,673	$1,885	$1,142

The following table provides further details of the Level 3 fair value measurements.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	December 31,
Pension Plan Assets – Real estate investment trust	2010	2009

Beginning Balance	$1,142	$1,827
Actual return on plan assets – gain (loss)	(100)	(750)
Purchases, sales, issuances and settlements (net)	400	65
Ending balance	$1,442	1,142

Cash Flow

Employer contributions

Our funding policy is to contribute amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations.  We expect to make contributions of approximately $950 to the Pension Plan in 2011.

We are not currently required to fund the SERP.  All benefit payments are made by us directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes.

The Company previously had marketable securities invested in a trust intended to fund the SERP obligations.  As of July 2, 2010, the Company amended the terms of the trust used to fund the SERP.  As a result, the marketable securities previously held in the trust are in a custodial account with the former trustee from which it continues to pay the SERP benefits and are available for other working capital requirements if necessary. As such, the Company has reclassified these investments as marketable securities.  Prior to the July 2, 2010 amendment, the investments were presented as restricted marketable securities.

The Company expects to contribute and pay benefits of approximately $604 related to the SERP in 2011.  This contribution is expected to be made by liquidating marketable securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future benefit payments

The following benefit payments are expected to be paid based on actuarial estimates and prior experience:

	Pension
Fiscal years	Plan	SERP
2011	$3,530	$604
2012	2,290	468
2013	2,534	438
2014	3,610	437
2015	3,139	468
2016-2020	18,730	1,883

Note 7 –Debt

Long-term debt consists of the following as of December 31:

	2010	2009
First mortgage note payable due in monthly installments of $23 including interest at 5.75% through January 1, 2024; payment and rate subject to adjustment every 3 years, next adjustment January 14, 2013	$2,529	$2,652

Second mortgage note payable due in monthly installments of $4 including interest at 5.75% through October 1, 2028; payment and rate subject to adjustment every 5 years, next adjustment October 1, 2013	470	484

Revolving credit note payable, interest at Wall Street Journal Prime Rate of 3.25%	500	310

Sale leaseback financing	2,451	2,338
Total debt	5,950	5,784
Less current portion of long-term debt	(648)	(452)
Long-term debt, less current portion	$5,302	$5,332

Principal maturities on total debt are scheduled to occur in the following years:

2011	$648
2012	156
2013	166
2014	176
2015	2,638
Thereafter	2,166
Total debt	$5,950

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Notes

The first mortgage note payable represents the balance on a $3,200 note (“First Mortgage Note”) issued on January 14, 2004 by Spitz. The First Mortgage Note requires repayment in monthly installments of principal and interest over twenty years.  On each third anniversary of the First Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”).  The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance as of the date of the change in the interest rate over the remaining portion of the original twenty-year term.  On January 14, 2010, the 3YCMT was 1.49% and the interest rate on the First Mortgage Note adjusted to 5.75% per annum. As a result of the interest rate adjustment, the monthly installment amount was changed from $26 to $23.

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

The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreement; the real property had a carrying value of $4,715 as of December 31, 2010. The Mortgage Notes are guaranteed by E&S.

Line of Credit

The Company is a party to a Credit Agreement with a commercial bank which permits borrowings of up to $1,100 to fund Spitz working capital requirements.  Interest is charged on amounts borrowed at the Wall Street Journal Prime Rate.  Borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The Credit Agreement and Mortgage Notes contain cross default provisions whereby the default of either agreement will result in the default of both agreements. As of December 31, 2010 there was $500 of borrowings outstanding under the Credit Agreement. The Credit Agreement has no fixed term or maturity date but can be terminated by the bank at any time whereby any borrowings under the Credit Agreement are payable upon demand by the bank. The weighted average balance for borrowings outstanding under the Credit Agreement was $342 and $26 for 2010 and 2009, respectively. The weighted average interest rate charged on borrowings outstanding under the Credit Agreement was 3.25% for 2010 and 2009.

Sale-Leaseback Financing

In November 2009, the Company completed a purchase agreement with a buyer to sell its corporate office buildings and its interest in the lease for the land occupied by the buildings in Utah for $2,500.  Under the agreement, we transferred legal title of the buildings including improvements and assigned the related land lease to the buyer. We also entered into a sublease agreement to lease back the land and building for rent of $501 per year, of which $126 represents the land lease and $375 represents the building lease.   The sublease agreement has a term of 5 years with an option for two subsequent 5 year renewal periods.  The agreement provided the Company with a 5 year option to repurchase the buildings and the interest in the land. The remaining term of the repurchase option is as follows:

Date
From:	To:	Repurchase price:
November 1, 2010	October 31, 2011	$2,625
November 1, 2011	October 31, 2012	$2,732
November 1, 2012	October 31, 2013	$3,005
November 1, 2013	October 31, 2014	$3,305

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The arrangement was accounted for as a financing and no sale was recorded because the Company has the right to repurchase the property.  Therefore, the assets representing the building and improvements remain in property, plant and equipment and the Company recorded the net proceeds of the sale as long-term debt. The $126 portion of the sublease payment attributable to the land lease is equivalent to the payment under the assigned land lease and therefore is subject to the same rent escalations the Company was bound to before the assignment. The land lease portion of the sublease payment is recorded as rent expense consistent with the treatment of the prior land lease payment before the assignment of the lease. The $375 portion of the sublease agreement attributable to the building lease is accounted for as debt service under the financing transaction.  The net proceeds of the financing amounted to $2,329 consisting of the $2,500 sales price less a security deposit of $125, prorated building rent of $15 and the first monthly payment of $31. We record interest expense at a rate of approximately 20% imputed from the estimated cash flows assuming we exercise the option to repurchase the property at the end of the five year term. In the event that we exercise the option to repurchase the property sooner than the end of the five year term, the difference between the book balance of the debt and the repurchase cost would be recorded as a prepayment premium or discount on the payoff of the debt balance. The cash payment required to repurchase the property on December 31, 2010 was $2,500 consisting of the $2,625 repurchase price under the agreement less a credit for the $125 security deposit. Accordingly, if we had exercised our option to repurchase the property on December 31, 2010, we would have recorded a prepayment premium of approximately 2% in the amount of $49 over the $2,451 book balance of the debt.

Note 8 - Income Taxes

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company is subject to audit by the IRS and various states for tax years dating back to 1995.

Income tax expense for 2010 and 2009 consisted of $73 and $44, respectively, of state income taxes. The actual expense differs from the expected tax (expense) benefit as computed by applying the U.S. federal statutory income tax rate of 34 percent, during fiscal year:

	2010	2009
Tax (expense) benefit at U.S. federal statutory rate	$1,551	$2,656
State taxes (net of federal income tax benefit)	155	347
Research and development tax credits	-	(38)
Change in valuation allowance attributable to operations	(1,272)	(2,763)
Other, net	(507)	(246)
Tax expense	$(73)	$(44)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of fiscal year-end:

	2010	2009
Deferred income tax assets:
Plant and equipment, principally due to differences in depreciation	$630	$564
Inventory reserves and other inventory related temporary basis differences	1,481	1,285
Warranty, vacation, deferred rent and other liabilities	1,631	1,651
Retirement liabilities	1,750	2,170
Net operating loss carryforwards	62,903	61,392
Credit carryforwards	1,428	1,428
Other	999	1,088
Total deferred income tax assets	70,822	69,578
Less valuation allowance	(70,822)	(69,550)
Net deferred income tax assets	-	28
Deferred income tax liabilities:
Intangible assets	-	(28)
Total deferred income tax liabilities	-	(28)
Net deferred income tax assets and liabilities	$-	$-

Worldwide income (loss) before income taxes consisted of the following:

	2010	2009
United States	$(4,561)	$(7,811)
Foreign	(10)	5
Total	$(4,571)	$(7,806)

Income tax (expense) benefit consisted of the following:

	2010	2009
Current
U.S. federal	$-	$-
State	(73)	(44)
Foreign	-	-
Total	$(73)	$(44)
Deferred
U.S. federal	$1,069	$2,409
State	203	392
Foreign	-	(38)
Total	1,272	2,763
Valuation allowance increase	(1,272)	(2,763)
Total	$-	$-

We have total federal net operating loss carryforwards of approximately $163,900 which expire from 2011 through 2030.  Approximately $1,412 of federal net operating loss carryforwards expired in 2010.  We have various federal tax credit carryforwards of approximately $1,400, a portion of which expire between 2011 and 2016.  We also have state net operating loss carryforwards of approximately $142,800 that expire depending on the rules of the various states to which the loss or credit is allocated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2010 and 2009, the valuation allowance on deferred income tax assets increased by $1,272 and $2,763, respectively.  Valuation allowances were established according to our belief that it is more likely than not that these net deferred income tax assets will not be realized.

Note 9 - Commitments and Contingencies

Letters of Credit

The Company has finance arrangements which facilitate the issuance of letters of credit and bank guarantees. Under the terms of the arrangements, we are required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit or bank guarantees issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of December 31, 2010, we had outstanding letters of credit and bank guarantees of $1,514, which are scheduled to expire between 2010 and 2014.

Note 10 - Stock Option and Stock Purchase Plan

Stock Option Plan

In 2004, shareholders approved the adoption of the 2004 Stock Incentive Plan of Evans & Sutherland Computer Corporation (“2004 Plan”), which expires in 2014.  The 2004 Plan is a stock incentive plan that provides for the grant of options and restricted stock awards to employees and for the grant of options to non-employee directors.  Under the 2004 Plan non-employee directors may receive an annual option grant for no more than 10,000 shares.  New non-employee directors may receive an option grant for no more than 10,000 shares upon their appointment or election.  In addition, with the adoption of this plan no additional options can be issued under any of the prior stock-based plans.  The 2004 Plan establishes a minimum exercise price for options of 110% of fair market value on the date of grant.  Restricted stock awards may be qualified as a performance-based award that conditions a participant’s award upon achievement by the Company or its subsidiaries of performance goals established by our Board of Directors’ Compensation Committee.

The number of shares, terms, and exercise period of option grants are determined by the Board of Directors on an option-by-option basis. Options generally vest ratably over three years and expire ten years from the date of grant.  As of December 31, 2010, options to purchase 1,635,763 shares of common stock were authorized and reserved for future grant.
A summary of activity follows (shares in thousands):

	2010		2009
		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Number	Exercise
	of shares	Price	of shares	Price
Outstanding at beginning of year	1,355	$4.80	1,235	$6.05
Granted	-	-	191	0.27
Exercised	-	-	-	-
Cancelled	(217)	7.46	(71)	14.43
Outstanding at end of year	1,138	4.29	1,355	4.80

Exercisable at year end	961	4.98	994	6.16

Weighted average fair value of options granted during the year	$-		$0.244

As of December 31, 2010, options exercisable and options outstanding had a weighted average remaining contractual term of 4.4 and 4.9 years, respectively, and an aggregate intrinsic value $44 and $131, respectively. As of December 31, 2009, options exercisable and options outstanding had a weighted average remaining contractual term of 4.2 and 5.3 years, respectively, and no aggregate intrinsic value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants made in 2009:

Expected life (in years)	2.6
Risk free interest rate	3.24
Expected volatility	221%
Dividend yield	-

Expected option lives and volatilities are based on historical data of the Company.  Our risk free interest rate is calculated as the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no future plans to do so.

As of December 31, 2010, there was approximately $15 of total unrecognized share-based compensation cost related to grants under our plans that will be recognized over a weighted-average period of one year.

Share-based compensation expense, from awards under the 2004 Plan for the years ended December 31, 2010 and 2009 amounted to $30 and $95, respectively and was recorded as general and administrative expense.

Note 11 - Preferred Stock

Class A Preferred Stock

We have 5,000,000 authorized shares of Class A Preferred Stock.  As of December 31, 2010 and 2009, there were no Class A Preferred shares of stock outstanding.

Class B Preferred Stock

We have 5,000,000 authorized shares of Class B Preferred Stock.  As of December 31, 2010 and 2009, there were no Class B Preferred shares of stock outstanding.

Note 12 - Geographic Information

The table below presents sales by geographic location:

	2010	2009
United States	$12,092	$13,725
International	15,389	11,343
Total sales	$27,481	$25,068

Note 13 - Significant Customers

For the year ended December 31, 2010, Customers A, B and C represented 13%, 12% and 10% of total sales, respectively.  For the year ended December 31, 2009, no individual customer represented 10% or more of total sales.  As of December 31, 2010, accounts receivable from customers A and C represented 35% and 22%, respectively, of total accounts receivable.  As of December 31, 2009, accounts receivable from Customers B and D represented 28% and 23% of total accounts receivable, respectively.  As of December 31, 2010, Customers A and E represented 13% and 10% of total costs and estimated earnings in excess of billings.  As of December 31, 2009, Customer F represented 29% of total costs and estimated earnings in excess of billings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Evans & Sutherland Computer Corporation

We have audited the accompanying consolidated balance sheets of Evans & Sutherland Computer Corporation (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for the years then ended.   These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Evans & Sutherland Computer Corporation as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Tanner LLC

Salt Lake City, Utah
March 4, 2011

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by Item 401 of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2011 Annual Meeting of Shareholders and that information is incorporated herein by reference.  Information required by Item 405 of Regulation S-K will be included under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for our 2011 Annual Meeting of Shareholders and that information is incorporated herein by reference.  Certain information required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” The information required by Item 407(c)((3), 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2011 Annual Meeting of Shareholders and that information is herein incorporated by reference.

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

The information required by this item will be included under the captions “Executive Compensation” and “Election of Directors” in the Proxy Statement for our 2011 Annual Meeting of Shareholders and that information is herein incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2011 Annual Meeting of Shareholders and that information is herein incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2010

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,137,918	$4.29	1,635,763
Equity compensation plans not approved by security holders	-	-	-
Total	1,137,918	$4.29	1,635,763

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in the Proxy Statement for our 2011 Annual Meeting of Shareholders and that information is herein incorporated by reference.  The information required by Item 407(a) of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2011 Annual Meeting of Shareholders and that information is herein incorporated by reference

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the caption “Report of the Audit Committee of the Board of Directors” in the Proxy Statement for our 2011 Annual Meeting of Shareholders and that information is herein incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report

1.	Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this report on Form 10-K.

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statement of Operations for each of the years ended December 31, 2010 and 2009

•	Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss for the years ended December 31, 2010 and 2009

•	Consolidated Statement of Cash Flows for each of the years ended December 31, 2010 and 2009

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

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

March 4, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Chief Executive Officer
/s/ David H. Bateman	and Director	March 4, 2011
David H. Bateman	(Principal Executive Officer)
Chief Financial Officer
/s/ Paul L. Dailey	(Principal Financial Officer and	March 4, 2011
Paul L. Dailey	Principal Accounting Officer)

/s/ David J. Coghlan	Chairman of the Board	March 4, 2011
David J. Coghlan

/s/ William Schneider, Jr.	Director	March 4, 2011
William Schneider, Jr.

/s/ James P. McCarthy	Director	March 4, 2011
James P. McCarthy

/s/ E. Michael Campbell	Director	March 4, 2011
E. Michael Campbell