Form 10-Q
period 2011-04-01
EVANS & SUTHERLAND COMPUTER CORP
filed 2011-05-06
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended April 1, 2011
or
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

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on May 2, 2011 was 11,089,199.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended April 1, 2011

		Page No.

	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of April 1, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Operations for the three months ended April 1, 2011 and April 2, 2010	4

	Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2011 and April 2, 2010	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	15

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits	16

SIGNATURE		17

PART I – FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share and per share data)

	April 1,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,852	$1,024
Restricted cash	895	1,162
Marketable securities	2,317	2,376
Accounts receivable, less allowances for doubtful receivables of $551
and $679, respectively	3,005	6,654
Costs and estimated earnings in excess of billings on uncompleted contracts	2,630	2,094
Inventories, net	3,474	3,515
Prepaid expenses and deposits	1,164	1,289
Total current assets	17,337	18,114
Property, plant and equipment, net	9,422	9,592
Goodwill	635	635
Intangible assets, net	311	343
Other assets	1,380	1,276
Total assets	$29,085	$29,960
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,530	$1,438
Accrued liabilities	2,039	2,873
Billings in excess of costs and estimated earnings on uncompleted contracts	3,893	3,565
Customer deposits	3,093	2,218
Current portion of retirement obligations	589	604
Current portion of long-term debt	149	648
Total current liabilities	11,293	11,346
Deferred rent obligation	1,461	1,454
Long-term debt, net of current portion	5,296	5,302
Pension and retirement obligations, net of current portion	23,503	23,220
Total liabilities	41,553	41,322
Commitments and contingencies
Stockholders' deficit:
Preferred stock, no par value: 10,000,000 shares authorized;
no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,441,666
shares issued	2,288	2,288
Additional paid-in-capital	54,393	54,385
Common stock in treasury, at cost: 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(45,779)	(44,641)
Accumulated other comprehensive loss	(18,661)	(18,685)
Total stockholders' deficit	(12,468)	(11,362)
Total liabilities and stockholders' deficit	$29,085	$29,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	April 1,	April 2,
	2011	2010

Sales	$5,637	$4,400
Cost of sales	4,176	2,751
Gross profit	1,461	1,649
Operating expenses:
Selling, general and administrative, excluding pension	1,291	1,694
Research and development	751	1,809
Pension	425	448
Total operating expenses	2,467	3,951
Operating loss	(1,006)	(2,302)
Other expense, net	(90)	(245)
Loss before income tax provision	(1,096)	(2,547)
Income tax provision	(42)	(3)
Net loss	$(1,138)	$(2,550)
Net loss per common share – basic and diluted	$(0.10)	$(0.23)

Weighted average common shares outstanding – basic and diluted	11,089	11,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (In thousands)

	Three Months Ended
	April 1,	April 2,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,138)	$(2,550)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	251	313
Provision for excess and obsolete inventory	73	115
Other	(131)	94
Change in assets and liabilities:
Decrease in restricted cash	267	733
Decrease (increase) in accounts receivable	3,777	(562)
Increase in inventories	(32)	(609)
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts	(208)	476
Increase in prepaid expenses and deposits	(12)	(184)
Increase in accounts payable	92	327
Increase (decrease) in accrued liabilities	(827)	316
Increase in pension and retirement obligations	267	292
Increase in customer deposits	875	293
Net cash provided by (used in) operating activities	3,254	(946)

Cash flows from investing activities:
Purchases of property, plant and equipment	(49)	(15)
Proceeds from sale of marketable securities	160	198
Net cash provided by investing activities	111	183

Cash flows from financing activities:
Net principal payments on line of credit agreement	(500)	-
Principal payments on long-term debt	(37)	(33)
Net cash used in financing activities	(537)	(33)

Net change in cash and cash equivalents	2,828	(796)
Cash and cash equivalents at beginning of the period	1,024	2,600
Cash and cash equivalents at end of the period	$3,852	$1,804

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$138	$170
Cash paid for income taxes	19	19

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

All dollar amounts in thousands unless otherwise indicated.

1.	GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation and subsidiaries (the “Company,” “E&S,” “we,” “us,” and “our”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with U.S. generally accepted accounting principles (“GAAP”).  This report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The results of operations for the three-month period ended April 1, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Certain amounts in the 2010 condensed consolidated financial statements and notes have been reclassified to conform to the 2011 presentation.

Revenue Recognition

Sales include revenue from system hardware that includes integrated software, database products and service contracts.  The following methods are used to compute revenue recognition:

Percentage-of-Completion. In arrangements that are longer in term and require significant production, modification or customization, revenue is recognized using the percentage-of-completion method.  In applying this method,  the Company utilizes cost-to-cost methodology whereby it estimates the percent complete by calculating the ratio of costs incurred (consisting of material, labor and subcontracting costs, as well as an allocation of indirect costs) to its estimate of total anticipated costs.   This ratio is then utilized to determine the amount of gross profit earned based on its estimate of total gross profit at completion.  The Company routinely reviews estimates related to percentage-of-completion contracts and adjusts for changes in the period the revisions are made.  Billings on uncompleted percentage-of-completion contracts may be greater than or less than incurred costs and estimated earnings and are recorded as an asset or liability in the accompanying condensed consolidated balance sheets.

In those arrangements where software is a significant component of the contract, the Company uses the percentage-of-completion method as described above.

Completed Contract. Contract arrangements which typically require a relatively short period of time to complete the production, modification, and customization of products are accounted for using the completed contract method.  Accordingly, revenue is recognized upon delivery of the completed product, provided persuasive evidence of an arrangement exists, title and risk of loss have transferred, the fee is fixed or determinable, and collection is probable.

Multiple Element Arrangements.  Some contracts include multiple elements.  Significant deliverables in such arrangements commonly include various hardware components of our visual display systems, domes, show content and various service and maintenance elements.  Revenue earned on elements such as products, services and maintenance contracts are allocated to each element based on the relative fair values of the elements.  Relative fair values of elements are generally determined based on actual and estimated selling price.  Delivery times of such contracts typically occur within a three to six month time period.

As of January 1, 2011, the Company adopted the provisions of ASU 2009-13, “Multiple-Deliverable Revenue Arrangements.”  The adoption of this accounting standard has not required us to change our units of accounting, our allocation of the arrangement consideration to various units of accounting, or our pattern and timing of revenue recognition.  The adoption of this update did not have a material effect on our results of operations or financial position.

Other.  Other revenue consists primarily of amounts earned under maintenance contracts that are generally sold as a single element to our customers.  Revenue from product maintenance contracts, including separately priced extended warranty contracts, is deferred and recognized over the period of performance under the contract.

Anticipated Losses.  For contracts with anticipated losses at completion, a provision is recorded when the loss is probable.  After an anticipated loss is recorded, subsequent revenue and cost of sales are recognized in equal, offsetting amounts as contract costs are incurred and do not generate further gross profits.

Stock-Based Compensation

Compensation cost for all stock-based awards is measured at fair value on the date of grant and is recognized over the service period for awards expected to vest.  Determining the fair value of share-based awards at the grant date requires judgment, including estimating the number of share-based awards that are expected to be forfeited. Actual results and future estimates may differ from our current estimates.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period.  Stock options are considered to be common stock equivalents.  Diluted net loss per common share is completed based on the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. When the Company incurs a loss, there are no dilutive common stock equivalents.   Potentially dilutive securities from stock options are discussed in Note 3.

Inventories

Inventories consisted of the following:
	April 1,	December 31,
	2011	2010

Raw materials	$2,294	$2,147
Work-in-process	324	316
Finished goods	856	1,052
	$3,474	$3,515

Comprehensive Loss

The components of comprehensive loss for the periods presented were as follows:

	Three Months Ended
	April 1,	April 2,
	2011	2010

Net loss	$(1,138)	$(2,550)
Other comprehensive income:
Unrealized gain on investments	24	136
Comprehensive loss	$(1,114)	$(2,414)

Liquidity

The Company has accumulated a stockholders’ deficit of $12,468 as of April 1, 2011.  This stockholders’ deficit primarily results from the Company’s unfunded pension and retirement obligations of $23,503 as of April 1, 2011. Much of the unfunded pension and retirement obligations are attributable to losses in the value of investments that occurred primarily in late 2008. In addition, the Company’s operations have resulted in recurring net losses for the past several years.  The Company’s liquidity and capital resources have been diminished due to these developments.   In 2011, there has been some recovery in pension investment values and the Company has cost reduction efforts that have improved its results of operations. After reductions in R&D activities and overhead costs in early 2010, improved results of operations have significantly reduced the use of cash.   Also, marketable securities provide a liquid resource that is available if needed. Management believes that existing sources of liquidity and cash flows from operating activities will adequately fund the Company’s obligations through 2011 and into 2012.  Subsequent to 2011, adequate funding is dependent on a sufficient stream of new orders and customer progress payments. There can be no assurance that we will be successful in these efforts.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	MARKETABLE SECURITIES

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains and losses, and fair value:

	April 1, 2011
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mutual funds - equity securities	$1,788	$125	$(99)	$1,814
Mutual funds - debt securities	426	18	-	444
Money market mutual funds	59	-	-	59
Total	$2,273	$143	$(99)	$2,317

	December 31, 2010
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mutual funds - equity securities	$1,858	$144	$(139)	$1,863
Mutual funds - debt securities	443	16	(1)	458
Money market mutual funds	55	-	-	55
Total	$2,356	$160	$(140)	$2,376

The Company considers the declines in market value of its marketable securities to be temporary in nature.  The investments consist of mutual funds selected according to an asset allocation policy of diversification and long-term growth.   When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell the investment before recovery of the investment’s amortized cost basis. During the three-month periods ended April 1, 2011 and April 2, 2010, the Company did not recognize any other-than-temporary impairment charges on outstanding securities. As of April 1, 2011, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

Our marketable securities are classified within Level 1 because the underlying investments have readily available market prices.  Marketable securities measured at fair value on a recurring basis are summarized below:

April 1, 2011	Total	Level 1	Level 2	Level 3

Mutual funds – equity securities	$1,814	$1,814	$-	$-
Mutual funds – debt securities	444	444	-	-
Money market mutual funds	59	59	-	-
Total	$2,317	$2,317	$-	$-

December 31, 2010	Total	Level 1	Level 2	Level 3

Mutual funds – equity securities	$1,863	$1,863	$-	$-
Mutual funds – debt securities	458	458	-	-
Money market mutual funds	55	55	-	-
Total	$2,376	$2,376	$-	$-

3.	STOCK OPTION PLAN

As of April 1, 2011, options to purchase 1,611,862 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the three months ended April 1, 2011 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding at beginning of the period	1,138	$4.29
Granted	102	0.88
Exercised	-	-
Cancelled	(78)	7.56
Outstanding at end of the period	1,162	3.78

Exercisable at end of the period	996	$4.30

As of April 1, 2011, options exercisable and options outstanding had a weighted average remaining contractual term of 4.8 and 5.4 years, respectively, and an aggregate intrinsic value of $45 and $68, respectively.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first quarter of 2011, were based on estimates at the date of grant as follows:

Risk-free interest rate	1.0%
Dividend yield	0%
Volatility	357%
Expected life (in years)	3.5

Expected option lives and volatilities are based on historical data of the Company.   The risk-free interest rate is calculated based on the average US Treasury Bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no foreseeable plans to do so. No options were granted during the first quarter of 2010.

No options were exercised during the three months ended April 1, 2011. As of April 1, 2011, there was approximately $33 of total unrecognized share-based compensation cost related to grants under the plan that will be recognized over a weighted-average period of 2.6 years.

Share-based compensation expense included in the statement of operations for the three months ended April 1, 2011 and April 2, 2010 was approximately $8 and $12, respectively.

4.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Expense

	Pension Plan		Supplemental Executive Retirement Plan
For the three months ended:	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010

Service cost	$-	$-	$-	$-
Interest cost	527	575	64	73
Expected return on assets	(501)	(513)	-	-
Amortization of actuarial loss	108	99	9	5
Amortization of prior year service cost	-	-	(12)	(12)
Settlement charge	230	221	-	-
Net periodic benefit expense	$364	$382	$61	$66

Employer Contributions

The Company is not currently required to fund the Supplemental Executive Retirement Plan (SERP).  All benefit payments are made by the Company directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes.   The Company expects to contribute and pay SERP benefits of approximately $589 during the next twelve months.

5.	CONTINGENCY

Legal Proceedings

On April 21, 2011, Rocky Mountain Power (“RMP”), a public utility company, filed a complaint against the Company and Wasatch Research Park I, LLC (“Wasatch”) in the Third Judicial District Court, Salt Lake County, UT.  Wasatch owns legal title to the buildings and leasehold interest in the land which the Company occupies (collectively, the “Properties”) pursuant to a series of agreements (the “Agreements”) which also grant the Company the option to buy the Properties or a certain portion of the Proprieties, known as the Substation Building (the “Substation”).  The Agreements also provide for a sharing of proceeds between the Company and Wasatch in the event of a sale of the Substation through various scenarios. In the complaint, RMP seeks a decree condemning the Company’s and Wasatch’s interests in the Substation for public use under the power of eminent domain and requests a determination of just compensation for taking the Substation from the Company and Wasatch. Prior to filing the complaint, RMP discussed its intentions with the Company and Wasatch and the potential purchase of the Substation; however the parties were unable to agree on a selling price for the Substation. The Company and Wasatch are in negotiations to settle this dispute by agreeing upon a fair value for the sale of the Substation to RMP. The Substation is recorded on the Company’s balance sheet at a cost, net of depreciation, of approximately $840 as of April 1, 2011. The Company believes that the fair value of the Substation justifies compensation which would result in the Company’s share of the consideration under the Agreements to be equal to or exceed the carrying value of $840. However, if this dispute concludes with the Company receiving less than the $840 carrying value, then the Company will record a loss on the disposal of property, plant and equipment equivalent to the excess of $840 over the actual consideration received. No loss has been accrued as of April 1, 2011.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this Form 10-Q.  Except for the historical information contained herein, this quarterly report on Form 10-Q includes certain "forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years.

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

All dollar amounts are in thousands unless otherwise indicated.

Executive Summary

Following an evaluation of our access to liquidity and capital resources and considering economic conditions, we concluded in the first quarter of 2010 that we could no longer pursue our plans to expand our laser projector products into the wider high-end commercial display market.  As a result, in March 2010, we began executing a plan to reduce our research and development activities to the minimum level to sustain the current digital theater business and the Evans & Sutherland Laser Projector (“ESLP”). We continue to reduce overhead structure when feasible.  This plan has significantly reduced our research and development activities and operating expenses, which limits opportunities for growth in the foreseeable future.  However, we believe these actions are necessary to preserve liquidity resources for operations. We believe that with aggressive cost cutting efforts and, if necessary, use of the marketable securities described in the liquidity section of Note 1 of the condensed consolidated financial statements, we will have sufficient liquidity to meet our obligations through at least 2011.  In the meantime, we continue to evaluate our strategies with the goal to preserve necessary resources and pursue worthwhile opportunities.

We intend to continue to aggressively pursue opportunities in the digital theater and other markets served by our products, including our continued support of the ESLP as well as the development and improvement of new innovative products such as Digistar for planetarium theaters. We will continue to develop and improve our planetarium products targeted for smaller venues in education markets such as our SciDome product. We intent to also continue development and improvement of our dome products used by planetarium theaters and many other varied applications.  We also intend to continue the production of quality show content for planetarium theaters.  We believe that the ability to include the wide range of complementary products in the systems we sell, along with access to the legacy customer base of Evans & Sutherland Computer Corporation (“E&S”) and our subsidiary, Spitz, Inc. (“Spitz”), provides a unique competitive advantage.

Revenue in the first quarter of 2011 increased 28% compared to the first quarter of 2010, while margins decreased.  The low margins were primarily due to under-absorption of overhead because of unusually low production volume. Although the revenue for the first quarter of 2011 increased as compared to the first quarter of 2010, revenue for both quarters presented was low as compared to other recent quarters. This was not unexpected based on anticipated customer schedules. We expect higher quarterly revenue and improved margins for the remainder of 2011, based upon our current revenue backlog. We continue to believe that our results of operations will approach close to breakeven in 2011, based on expected future sales levels under our existing cost structure. We are also in the process of evaluating several alternative strategies that may enable us to reach our goal of sustained profitability. The cost cutting progress we have made is reflected in the operating expenses which were reduced significantly after the first quarter of 2010. The reduction of operating expenses is attributable to various reductions in research and development activities, overhead structure, and a $458 charge in the first quarter of 2010 for severance pay. The revenue backlog improved to $20,648 as of April 1, 2011 compared to $19,080 as of December 31, 2010.  We are encouraged with the progress made in 2010 and look forward to opportunities for more improvement in 2011 and beyond.

The Company has accumulated a stockholders’ deficit of $12,468 as of April 1, 2011.  This stockholders’ deficit results from the Company’s unfunded pension obligations of $23,503 as of April 1, 2011. Much of the unfunded pension and retirement obligations are attributable to losses in the value of investments that occurred primarily in late 2008. In addition, the Company’s operations have resulted in recurring net losses for the past several years.  The Company’s liquidity and capital resources have been diminished due to these developments. In 2011, there has been some recovery in pension investment values and the Company has implemented cost reduction efforts that have improved its results of operations. After reductions in R&D activities and overhead costs in early 2010, improved results of operations have significantly reduced the use of cash. Also, marketable securities provide a liquid resource that is available if needed.  Ultimately, the ability to generate sustained positive cash flow from operating activities will depend on our ability to sustain sufficiently profitable sales of our products with reduced ESLP research and development activities as well as our ability to further reduce overhead costs. For the past several years, there were no cash payments required to the pension trust; however, approximately $950 will be required in 2011, and we anticipate increasing amounts in future years. The timing and amount of cash required to retire the pension obligations as they come due will depend on a number of factors including the return on pension trust investments, market interest rates, ongoing actuarial estimates and potential legislation that could affect required pension funding schedules. We believe existing sources of liquidity and results of operations will adequately fund our obligations through 2011 and into 2012.  Subsequent to 2011, adequate funding will depend on a sufficient stream of new orders, customer progress payments and the ability of the Company to support its operations after reducing its resources. Beyond 2011, there may be other factors that could affect the funding of our pension plan obligations.

Critical Accounting Policies

Certain accounting policies are considered by management to be critical to an understanding of our condensed consolidated financial statements.  Their application places significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  A summary of critical accounting policies can be found in our Form 10-K for the year ended December 31, 2010.  For all of these policies, management cautions that future results rarely develop exactly as forecasted, and the best estimates routinely require modification.

Results of Operations

Sales and Backlog

The following table summarizes our sales:

	For the Three Months Ended
	April 1, 2011	April 2, 2010

Sales	$5,637	$4,400

Sales for the first quarter of 2011 increased compared to the prior year due to deliveries of our digital theater and dome products. We expect scheduled shipments and installations to generate higher quarterly sales for the remainder of 2011.  On April 1, 2011, our revenue backlog was $20,648 compared with $19,080 as of December 31, 2010.

Gross Profit

The following table summarizes our gross profit and the gross profit percentage to total sales:

	For the Three Months Ended
	April 1, 2011	April 2, 2010

Gross profit	$1,461	$1,649
Gross profit percentage	26%	37%

Our gross profit in the first quarter of 2011 was lower than the first quarter of 2010 due to the under-absorption of overhead coinciding with a low volume of production.  We expect gross profit to improve in future quarters of 2011 based on the estimated margins in our revenue backlog and our expectation that higher production volume will absorb overhead more efficiently.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended
	April 1, 2011	April 2, 2010

Selling, general and administrative, excluding pension	$1,291	$1,694
Research and development	751	1,809
Pension	425	448
Total operating expenses	$2,467	$3,951

Selling, general and administrative expenses in the first quarter of 2011 were lower than the same period in 2010 due to cost reductions in the areas of accounting, legal and information technology.  Research and development expenses were lower than the prior year due to a planned cost reduction of labor at the end of the first quarter of 2010, which included a $458 charge in the first quarter of 2010 for severance pay.

Other Expense, net

The following table summarizes our other expense:

	For the Three Months Ended
	April 1, 2011	April 2, 2010

Other expense, net	$90	$245

Other expense, net decreased compared to the first quarter of 2010 due to realized investment gains from the sale of marketable securities of $78, which offset $168 of other charges during the first quarter of 2011. In contrast, there was a loss on disposal of property and equipment of $54 and a loss of $14 on foreign exchange transactions in addition to $177 of other charges during the first quarter of 2010. The other charges for both periods consisted mostly of interest expense which decreased slightly in 2011 due to lower borrowings on a line of credit.

Liquidity and Capital Resources

Cash Flows

In the first three months of 2011, the $3,254 of cash provided by operating activities was primarily attributable to $3,777 of cash provided by the decrease in accounts receivable, partially offset by the net loss of $945 after the effect of $193 of non-cash items. The decrease in accounts receivable reflected collection of significant outstanding accounts receivable recorded as of December 31, 2010, including collections on an ESLP system delivered in 2010.  Other changes to working capital included an increase to customer deposits and a decrease in accrued liabilities.  There was no significant effect from investing activities on cash flows for the first three months of 2011.  Financing activities used $537 of cash primarily due to repayment of a $500 balance on a line of credit agreement in the first three months of 2011.

Credit Facilities

The Company is a party to a Credit Agreement with a commercial bank which permits borrowings of up to $1,100 to fund working capital requirements.  Interest is charged on amounts borrowed at the Wall Street Prime Rate. As of April 1, 2011, there were no borrowings outstanding under the Credit Agreement.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific bank account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of April 1, 2011, we had outstanding letters of credit and bank guarantees totaling $1,247.

Mortgage Notes

As of April 1, 2011, our wholly owned Spitz subsidiary had obligations totaling $2,961 under its two mortgage notes payable.  The mortgage notes had balances as of April 1, 2011 of $2,495 and $466.

Sale-Leaseback Financing

As of April 1, 2011, the principal balance on the debt obligation recorded from the sale-leaseback financing transaction was $2,484.  The cash payment required to repurchase the property on April 1, 2011 was $2,500 consisting of the $2,625 repurchase price under the agreement less a credit for the $125 security deposit. Accordingly, if we had exercised our option to repurchase the property on April 1, 2011, we would have recorded a prepayment premium of approximately 1% in the amount of $16 over the $2,484 balance of the debt.

Other

As discussed in the executive summary above, in early 2010, we began implementing a plan to aggressively cut costs and restructure our operations. By implementing this plan, we believe existing cash and funds generated from operating activities will meet our 2011 obligations.  However, no assurance can be provided that we will be successful in these efforts.  The outlook beyond 2011 depends on the continued success of our digital theater business and our ability to generate sufficient cash to meet our obligations, most significantly the pension obligation. We continue to operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.

Trademarks Used In This Form 10-Q

ESLP is a registered trademark of Evans & Sutherland Computer Corporation.  All other products, services, or trade names or marks are the properties of their respective owners.

Item 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company are detected.

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2010 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the three months ended April 1, 2011, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In the normal course of business, we become involved in various legal proceedings.  Although the final outcome of such proceedings cannot be predicted, we believe the ultimate disposition of any such proceedings will not have a material adverse effect on our consolidated financial position, liquidity, or results of operations.

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

EVANS & SUTHERLAND COMPUTER CORPORATION

Date:	May 6, 2011	By:	/s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)