Form 10-Q
period 2011-07-01
EVANS & SUTHERLAND COMPUTER CORP
filed 2011-08-05
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended July 1, 2011
or
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
Yes ☐ No ☒

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on August 4, 2011 was 11,089,199.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended July 1, 2011

		Page No.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of July 1, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 1, 2011 and July 2, 2010	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 1, 2011 and July 2, 2010	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits	16

SIGNATURE		17

PART I – FINANCIAL INFORMATION

Item 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share and per share data)

	July 1,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,646	$1,024
Restricted cash	860	1,162
Marketable securities	2,141	2,376
Accounts receivable, less allowances for doubtful receivables of $428 and $679, respectively	4,801	6,654
Costs and estimated earnings in excess of billings on uncompleted contracts	2,368	2,094
Inventories, net	3,109	3,515
Prepaid expenses and deposits	1,205	1,289
Total current assets	17,130	18,114
Property, plant and equipment, net	9,371	9,592
Goodwill	635	635
Intangible assets, net	278	343
Other assets	1,465	1,276
Total assets	$28,879	$29,960
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$965	$1,438
Accrued liabilities	2,219	2,873
Billings in excess of costs and estimated earnings on uncompleted contracts	4,128	3,565
Customer deposits	3,543	2,218
Current portion of retirement obligations	567	604
Current portion of long-term debt	152	648
Total current liabilities	11,574	11,346
Pension and retirement obligations, net of current portion	23,572	23,220
Long-term debt, net of current portion	5,291	5,302
Deferred rent obligation	1,467	1,454
Total liabilities	41,904	41,322

Commitments and contingency

Stockholders' deficit:
Preferred stock, no par value: 10,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,441,666 shares issued	2,288	2,288
Additional paid-in-capital	54,406	54,385
Common stock in treasury, at cost: 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(46,328)	(44,641)
Accumulated other comprehensive loss	(18,682)	(18,685)
Total stockholders' deficit	(13,025)	(11,362)
Total liabilities and stockholders' deficit	$28,879	$29,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010

Sales	$6,582	$7,273	$12,219	$11,673
Cost of sales	4,202	5,307	8,305	7,943
Loss on inventory impairment	86	1,458	159	1,573
Gross profit	2,294	508	3,755	2,157
Operating expenses:
Selling, general and administrative, excluding pension	1,390	1,590	2,681	3,284
Research and development	735	855	1,486	2,664
Pension	520	448	945	896
Total operating expenses	2,645	2,893	5,112	6,844
Operating loss	(351)	(2,385)	(1,357)	(4,687)
Other expense, net	(173)	(161)	(263)	(406)
Loss before income tax provision	(524)	(2,546)	(1,620)	(5,093)
Income tax provision	(25)	(46)	(67)	(49)
Net loss	$(549)	$(2,592)	$(1,687)	$(5,142)

Net loss per common share – basic and diluted	$(0.05)	$(0.23)	$(0.15)	$(0.46)

Weighted average common shares outstanding – basic and diluted	11,089	11,089	11,089	11,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended
	July 1,	July 2,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,687)	$(5,142)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	495	604
Provision for excess and obsolete inventory	159	1,573
Other	69	86
Change in assets and liabilities:
Decrease in restricted cash	302	473
Decrease in accounts receivable	1,926	1,549
Decrease in inventories	165	395
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts	289	(525)
Increase in prepaid expenses and deposits	(241)	(106)
Increase (decrease) in accounts payable	(473)	11
Decrease in accrued liabilities	(641)	(904)
Increase in pension and retirement obligations	315	584
Increase in customer deposits	1,325	506
Net cash provided by (used in) operating activities	2,003	(896)

Cash flows from investing activities:
Purchases of property, plant and equipment	(127)	(60)
Proceeds from sale of marketable securities	320	321
Net cash provided by investing activities	193	261

Cash flows from financing activities:
Net principal payments on line-of-credit agreement	(500)	-
Principal payments on long-term debt	(74)	(68)
Net cash used in financing activities	(574)	(68)

Net change in cash and cash equivalents	1,622	(703)
Cash and cash equivalents at beginning of the period	1,024	2,600
Cash and cash equivalents at end of the period	$2,646	$1,897

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$273	$279
Cash paid for income taxes	51	21

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

All dollar amounts (except per share amounts) in thousands unless otherwise indicated.

1.	GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation and subsidiaries (collectively, the “Company” and  “E&S”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with U.S. generally accepted accounting principles (“GAAP”).  This report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The results of operations for the periods ended July 1, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Certain amounts in the 2010 condensed consolidated financial statements and notes have been reclassified to conform to the 2011 presentation.

Revenue Recognition

Sales include revenue from system hardware that includes integrated software, database products and service contracts.  The following methods are used to determine revenue recognition:

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

Completed Contract. Contract arrangements which typically require a relatively short period of time to complete the production, modification, and customization of products are accounted for using the completed contract method.  Accordingly, revenue is recognized upon delivery of the completed product, provided persuasive evidence of an arrangement exists, title and risk of loss have transferred, the fee is fixed or determinable, and collection is reasonably assured.

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

As of January 1, 2011, the Company adopted the provisions of ASU 2009-13, “Multiple-Deliverable Revenue Arrangements.”  The adoption of this accounting standard has not required the Company to change its units of accounting, its allocation of the arrangement consideration to various units of accounting, or its pattern and timing of revenue recognition.  The adoption of this update did not have a material effect on the Company’s results of operations or financial position.

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

Stock-Based Compensation

Compensation cost for all stock-based awards is measured at fair value on the date of grant and is recognized over the service period for awards expected to vest.  Determining the fair value of share-based awards at the grant date requires judgment, including estimating the number of share-based awards that are expected to be forfeited. Actual results and future estimates may differ from the Company’s current estimates.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period.  Stock options are considered to be common stock equivalents.  Diluted net loss per common share is computed based on the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. When the Company incurs a loss, there are no dilutive common stock equivalents.   Potentially dilutive securities from stock options are discussed in Note 3.

Inventories, net

Inventories consisted of the following:
	July 1,	December 31,
	2011	2010

Raw materials	$6,573	$7,108
Work-in-process	315	316
Finished goods	336	1,052
Reserve for obsolete inventory	(4,115)	(4,961)
Inventories, net	$3,109	$3,515

Comprehensive Loss

The components of comprehensive loss for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010

Net loss	$(549)	$(2,592)	$(1,687)	$(5,142)
Unrealized gain (loss) on investments	(21)	(169)	3	(33)
Comprehensive loss	$(570)	$(2,761)	$(1,684)	$(5,175)

Liquidity

The Company has accumulated a stockholders’ deficit of $13,025 as of July 1, 2011.  This stockholders’ deficit primarily results from the Company’s unfunded pension and retirement obligations of $24,139 as of July 1, 2011. Much of the unfunded pension and retirement obligations are attributable to losses in the value of investments that occurred primarily in late 2008. In addition, the Company’s operations have resulted in recurring net losses for the past several years.  The Company’s liquidity and capital resources have been diminished due to these developments.   In 2011, there has been some recovery in pension investment values and the Company’s cost reduction efforts have improved its results of operations. After reductions in research and development activities and overhead costs in early 2010, improved results of operations have significantly reduced the use of cash.   Also, marketable securities provide a liquid resource that is available if needed. Management believes that existing sources of liquidity and cash flows from operating activities will adequately fund the Company’s obligations through 2011 and into 2012.  Subsequent to 2011, adequate funding is dependent on a sufficient stream of new orders and customer progress payments. There can be no assurance that the Company will be successful in these efforts.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s marketable securities are classified within Level 1 because the underlying investments have readily available market prices.  Marketable securities measured at fair value on a recurring basis are summarized below:

July 1, 2011	Total	Level 1	Level 2	Level 3

Mutual funds – equity securities	$1,679	$1,679	$-	$-
Mutual funds – debt securities	403	403	-	-
Money market mutual funds	59	59	-	-
Total	$2,141	$2,141	$-	$-

December 31, 2010	Total	Level 1	Level 2	Level 3

Mutual funds – equity securities	$1,863	$1,863	$-	$-
Mutual funds – debt securities	458	458	-	-
Money market mutual funds	55	55	-	-
Total	$2,376	$2,376	$-	$-

3.	STOCK OPTION PLAN

As of July 1, 2011, options to purchase 1,612,496 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the six months ended July 1, 2011 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding at beginning of the period	1,138	$4.29
Granted	101	0.88
Exercised	-	-
Cancelled	(78)	7.56
Outstanding at end of the period	1,161	3.78

Exercisable at end of the period	999	$4.28

As of July 1, 2011, options exercisable and options outstanding had a weighted average remaining contractual term of 4.6 and 5.2 years, respectively, and an aggregate intrinsic value of $9 and $14, respectively.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first six months of 2011, were based on estimates at the date of grant as follows:

Risk-free interest rate	1.0%
Dividend yield	0%
Volatility	357%
Expected life (in years)	3.5

Expected option life and volatility are based on historical data of the Company.   The risk-free interest rate is calculated based on the average US Treasury Bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no foreseeable plans to do so. No options were granted during the first six months of 2010.

No options were exercised during the six months ended July 1, 2011. As of July 1, 2011, there was approximately $62 of total unrecognized share-based compensation cost related to grants under the plan that will be recognized over a weighted-average period of 2.4 years.

Share-based compensation expense included in the statements of operations for the three and six months ended July 1, 2011 was approximately $13 and $21, respectively.   Share-based compensation expense included in the statements of operations for the three and six months ended July 2, 2010 was approximately $6 and $18, respectively.

4.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Expense

	Pension Plan		Supplemental Executive Retirement Plan
For the three months ended:	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Service cost	$-	$-	$-	$-
Interest cost	527	575	64	73
Expected return on assets	(501)	(513)	-	-
Amortization of actuarial loss	108	99	9	5
Amortization of prior year service cost	-	-	(12)	(12)
Settlement charge	325	221	-	-
Net periodic benefit expense	$459	$382	$61	$66

	Pension Plan		Supplemental Executive Retirement Plan
For the six months ended:	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Service cost	$-	$-	$-	$-
Interest cost	1,055	1,149	128	146
Expected return on assets	(1,002)	(1,026)	-	-
Amortization of actuarial loss	216	198	18	11
Amortization of prior year service cost	-	-	(24)	(24)
Settlement charge	554	442	-	-
Net periodic benefit expense	$823	$763	$122	$133

Employer Contributions

The Company is not currently required to fund the Supplemental Executive Retirement Plan (SERP).  All benefit payments are made by the Company directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes.   The Company expects to contribute and pay SERP benefits of approximately $567 through June 2012.

5.	CONTINGENCY

Legal Proceedings

On April 21, 2011, Rocky Mountain Power (“RMP”), a public utility company, filed a complaint against the Company and Wasatch Research Park I, LLC (“Wasatch”) in the Third Judicial District Court, Salt Lake County, UT.  Wasatch owns legal title to the buildings and leasehold interest in the land which the Company occupies (collectively, the “Properties”) pursuant to a series of agreements (the “Agreements”) which also grant the Company the option to buy the Properties or a certain portion of the Properties, known as the Substation Building (the “Substation”).  The Agreements also provide for a sharing of proceeds between the Company and Wasatch in the event of a sale of the Substation through various scenarios. In the complaint, RMP seeks a decree condemning the Company’s and Wasatch’s interests in the Substation for public use under the power of eminent domain and requests a determination of just compensation for taking the Substation from the Company and Wasatch. Prior to filing the complaint, RMP discussed its intentions with the Company and Wasatch and the potential purchase of the Substation; however the parties were unable to agree on a selling price for the Substation. The Company and Wasatch are in negotiations to settle this dispute by agreeing upon a fair value for the sale of the Substation to RMP. The Substation is recorded on the Company’s balance sheet at a cost, net of depreciation, of approximately $828 as of July 1, 2011. The Company believes that the fair value of the Substation justifies compensation which would result in the Company’s share of the consideration under the Agreements to be equal to or exceed the carrying value of $828. However, if this dispute concludes with the Company receiving less than the $828 carrying value, then the Company will record a loss on the disposal of property, plant and equipment equivalent to the excess of $828 over the actual consideration received. No loss has been accrued as of July 1, 2011.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes of Evans & Sutherland Computer Corporation and subsidiaries (collectively, the “Company,”  “E&S,” “we,” “us” and “our”) included in Item 1 of Part I of this Form 10-Q.  In addition to the historical information contained herein, this quarterly report on Form 10-Q includes certain "forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years.

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

Executive Summary

Following an evaluation of our access to liquidity and capital resources and considering economic conditions, we concluded in the first quarter of 2010 that we could no longer pursue our plans to expand our laser projector products into the wider high-end commercial display market.  As a result, in March 2010, we began executing a plan to reduce our research and development activities to the minimum level to sustain the current digital theater business and the Evans & Sutherland Laser Projector (“ESLP”). We continue to reduce our overhead structure when feasible.  This plan has significantly reduced our research and development activities and operating expenses, which limits opportunities for growth in the foreseeable future.  However, we believe these actions are necessary to preserve liquidity resources for operations. We believe that with aggressive cost cutting efforts and, if necessary, use of the marketable securities described in the liquidity section of Note 1 of the condensed consolidated financial statements, we will have sufficient liquidity to meet our obligations through at least the next twelve months.  In the meantime, we continue to evaluate our strategies with the goal to preserve necessary resources and pursue worthwhile opportunities.

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

Revenue reported in the first half of 2011 increased slightly compared to the first half of 2010. Margins reported in the first half of 2011 improved compared to 2010 but when adjusting the 2010 margin for an usually high inventory impairment charge during that period the margins were comparable for the six month periods presented. Revenue for the second quarter increased compared to the first quarter of 2011 and we expect further increases in the second half of 2011 based upon our current revenue backlog and customer delivery schedules. We continue to believe that our results of operations will approach close to breakeven by the end of 2011, based on expected future sales levels under our existing cost structure. We are also in the process of evaluating several alternative strategies that may enable us to reach our goal of sustained profitability. The cost cutting progress we have made is reflected in the operating expenses which were reduced significantly after the first quarter of 2010. The reduction of operating expenses is attributable to various reductions in research and development activities, overhead structure, and a $483 charge in the first quarter of 2010 for severance pay. The revenue backlog improved to $21,796 as of July 1, 2011 compared to $19,080 as of December 31, 2010.  We expect opportunities for more improvement in 2011 and beyond.

The Company has accumulated a stockholders’ deficit of $13,025 as of July 1, 2011.  This stockholders’ deficit results from the Company’s unfunded pension obligations of $24,139 as of July 1, 2011. Much of the unfunded pension and retirement obligations are attributable to losses in the value of investments that occurred primarily in late 2008. In addition, the Company’s operations have resulted in recurring net losses for the past several years.  The Company’s liquidity and capital resources have been diminished due to these developments. The Company has implemented cost reduction efforts that have improved its results of operations. After reductions in research and development activities and overhead costs in early 2010, improved results of operations have significantly reduced the use of cash. Also, marketable securities provide a liquid resource that is available if needed.  Ultimately, the ability to generate sustained positive cash flow from operating activities will depend on our ability to sustain sufficiently profitable sales of our products with reduced ESLP research and development activities as well as our ability to further reduce overhead costs. For the past several years, there were no cash payments required to the pension trust; however, in 2011 we have made required payments to the pension trust totaling $630 through July and plan to pay an additional $315 later in 2011. We anticipate increases in required contributions in future years. The timing and amount of cash required to retire the pension obligations as they come due will depend on a number of factors including the return on pension trust investments, market interest rates, ongoing actuarial estimates and potential legislation that could affect required pension funding schedules. We believe existing sources of liquidity and results of operations will adequately fund our obligations through 2011 and into 2012.  Subsequent to 2011, adequate funding will depend on a sufficient stream of new orders, customer progress payments and the ability of the Company to support its operations after reducing its resources. Beyond 2011, there may be other factors that could affect the funding of our pension plan obligations.

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

Results of Operations

Sales and Backlog

The following table summarizes our sales:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Sales	$6,582	$7,273	$12,219	$11,673

Sales reported for the first half of 2011 increased slightly compared to the prior year. The increased sales were attributable to increased deliveries of our digital theater and dome products in 2011. We expect scheduled shipments and installations to generate higher quarterly sales for the remainder of 2011.  On July 1, 2011, our revenue backlog was $21,796 compared with $19,080 as of December 31, 2010.

Gross Profit

The following table summarizes our gross profit and the gross profit percentage to total sales:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Gross profit	$2,294	$508	$3,755	$2,157
Gross profit percentage	35%	7%	31%	18%

Our gross profit in the first half of 2011 was higher than the prior year due to a loss on inventory impairment in 2010 of $1,458 compared to $86 for the same period in 2011.  If the effect of the 2010 inventory impairment is excluded, gross profit for the first half of 2011 was comparable to the same period of 2010.  We expect gross profit to improve in the remaining quarters of 2011 based on the estimated margins in our revenue backlog and our expectation that higher production volume will absorb overhead more efficiently.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Selling, general and administrative, excluding pension	$1,390	$1,590	$2,681	$3,284
Research and development	735	855	1,486	2,664
Pension expense – general & administrative	520	448	945	896
Operating expenses	$2,645	$2,893	$5,112	$6,844

Selling, general and administrative expenses in the first half of 2011 were lower than the same period in 2010 due to cost reductions in the areas of agent commissions, legal and accounting fees, and information technology.  Research and development expenses were lower than the prior year due to a planned cost reduction of labor at the end of the first quarter of 2010, which included a $483 charge in the first quarter of 2010 for severance pay.

Other Expense, net

The following table summarizes our other expense:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Total other expense, net	$173	$161	$263	$406

Other expense, net decreased compared to the first half of 2010.  This was due to realized investment gains from the sale of marketable securities of $83 in 2011, which offset $346 of other costs that consisted primarily of interest expense. Interest expense was $318 for the first half of 2011 compared to $333 for the first half of 2010.

Liquidity and Capital Resources

Cash Flows

In the first six months of 2011, the $2,003 of cash provided by operating activities was primarily attributable to $1,926 of cash provided by the decrease in accounts receivable and the $1,325 of cash provided by the increase of customer deposits, partially offset by the net loss of $964 after the effect of $723 of non-cash items. The decrease in accounts receivable reflected collection of significant outstanding accounts receivable recorded as of December 31, 2010, including collections on an ESLP system delivered in 2010.  Changes to working capital included a decrease in accrued liabilities of $641 primarily due to payment of agent commissions.  There was no significant effect from investing activities on cash flows for the first six months of 2011.  Financing activities used $574 of cash primarily due to repayment of a $500 balance on a line-of-credit agreement in the first quarter of 2011.

Credit Facilities

The Company is a party to a credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund working capital requirements.  Interest is charged on amounts borrowed at the Wall Street Prime Rate. As of July 1, 2011, there were no borrowings outstanding under the credit agreement.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific bank account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of July 1, 2011, we had outstanding letters of credit and bank guarantees totaling $1,212.  The cash collateral for these outstanding letters of credit and bank guarantees was classified as $860 of restricted cash and $352 of restricted cash included in other assets.

Mortgage Notes

As of July 1, 2011, our wholly owned Spitz subsidiary had obligations totaling $2,925 under its two mortgage notes payable.  The mortgage notes had balances as of July 1, 2011 of $2,463 and $462.

Sale-Leaseback Financing

As of July 1, 2011, the principal balance on the debt obligation recorded from the sale-leaseback financing transaction was $2,518.  The cash payment required to repurchase the property on July 1, 2011 was $2,500 consisting of the $2,625 repurchase price under the agreement less a credit for the $125 security deposit. Accordingly, if we had exercised our option to repurchase the property on July 1, 2011, we would have recorded a discount of approximately 1% in the amount of $18 under the $2,518 balance of the debt.

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

Changes in Internal Control over Financial Reporting

There has been no change since December 31, 2010 in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the period ended July 1, 2011, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following materials from this Quarterly Report on Form 10-Q for the quarter ended July 1, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date: August 5, 2011	By:	/s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)