Form 10-Q
period 2011-09-30
EVANS & SUTHERLAND COMPUTER CORP
filed 2011-11-04
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended September 30, 2011
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
Yes ☐  No ☒

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on November 3, 2011 was 11,089,199.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended September 30, 2011

		Page No.

	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and October 1, 2010	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and October 1, 2010	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	17

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 6.	Exhibits	18

SIGNATURE		19

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share and per share data)
	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,045	$1,024
Restricted cash	1,112	1,162
Marketable securities	1,689	2,376
Accounts receivable, less allowances for doubtful receivables of $477 and $679, respectively	4,863	6,654
Costs and estimated earnings in excess of billings on uncompleted contracts	2,098	2,094
Inventories, net	3,795	3,515
Prepaid expenses and deposits	772	1,289
Total current assets	17,374	18,114
Property, plant and equipment, net	8,410	9,592
Goodwill	635	635
Intangible assets, net	246	343
Other assets	1,445	1,276
Total assets	$28,110	$29,960
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,370	$1,438
Accrued liabilities	1,657	2,873
Billings in excess of costs and estimated earnings on uncompleted contracts	5,033	3,565
Customer deposits	3,676	2,218
Current portion of retirement obligations	559	604
Current portion of long-term debt	154	648
Total current liabilities	12,449	11,346
Pension and retirement obligations, net of current portion	23,663	23,220
Long-term debt, net of current portion	5,135	5,302
Deferred rent obligation	1,473	1,454
Total liabilities	42,720	41,322

Commitments and contingencies

Stockholders' deficit:
Preferred stock, no par value: 10,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,441,666 shares issued	2,288	2,288
Additional paid-in capital	54,420	54,385
Common stock in treasury, at cost: 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(47,611)	(44,641)
Accumulated other comprehensive loss	(18,998)	(18,685)
Total stockholders' deficit	(14,610)	(11,362)
Total liabilities and stockholders' deficit	$28,110	$29,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010

Sales	$6,909	$7,027	$19,128	$18,700
Cost of sales	4,702	4,195	13,007	12,138
Loss on inventory impairment	63	65	222	1,638
Gross profit	2,144	2,767	5,899	4,924
Operating expenses:
Selling, general and administrative, excluding pension	1,381	1,466	4,062	4,749
Research and development	703	752	2,189	3,416
Pension	541	449	1,486	1,345
Total operating expenses	2,625	2,667	7,737	9,510
Operating income (loss)	(481)	100	(1,838)	(4,586)
Other expense, net	(170)	(423)	(433)	(830)
Loss on condemnation of property	(608)	-	(608)	-
Loss before income tax provision	(1,259)	(323)	(2,879)	(5,416)
Income tax provision	(24)	(23)	(91)	(72)
Net loss	$(1,283)	$(346)	$(2,970)	$(5,488)
Net loss per common share – basic and diluted	$(0.12)	$(0.03)	$(0.27)	$(0.49)

Weighted average common shares outstanding – basic and diluted	11,089	11,089	11,089	11,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended
	September 30,	October 1,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,970)	$(5,488)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	737	889
Provision for excess and obsolete inventory	252	1,638
Loss on condemnation of property	608	-
Other	256	434
Change in assets and liabilities:
Decrease in restricted cash	50	261
Decrease in accounts receivable	1,872	465
Decrease (increase) in inventories	(614)	691
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts	1,464	(710)
Decrease (increase) in prepaid expenses and deposits	115	(225)
Increase (decrease) in accounts payable	(68)	771
Decrease in accrued liabilities	(1,197)	(1,233)
Increase in pension and retirement obligations	399	876
Increase (decrease) in customer deposits	1,458	(760)
Net cash provided by (used in) operating activities	2,362	(2,391)

Cash flows from investing activities:
Purchases of property, plant and equipment	(196)	(71)
Proceeds from sale of marketable securities	466	683
Net cash provided by investing activities	270	612

Cash flows from financing activities:
Net principal payments on line-of-credit agreement	(500)	-
Principal payments on long-term debt	(111)	(102)
Net cash used in financing activities	(611)	(102)

Net change in cash and cash equivalents	2,021	(1,881)
Cash and cash equivalents at beginning of the period	1,024	2,600
Cash and cash equivalents at end of the period	$3,045	$719

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$410	$418
Cash paid for income taxes	57	52

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

All dollar amounts (except per share amounts) in thousands unless otherwise indicated.

1.	GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation and subsidiaries (collectively, the “Company” and “E&S”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with U.S. generally accepted accounting principles (“US GAAP”).  This report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The results of operations for the periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

Multiple Element Arrangements.  Some contracts include multiple elements.  Significant deliverables in such arrangements commonly include various hardware components of our visual display systems, domes, show content and various service and maintenance elements.  Revenue earned on elements such as products, services and maintenance contracts are allocated to each element based on the relative fair values of the elements.  Relative fair values of elements are generally determined based on actual and estimated selling price.  Delivery times of such contracts typically occur within a three- to six-month time period.

As of January 1, 2011, the Company adopted the provisions of Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements.”  The adoption of this accounting standard has not required the Company to change its units of accounting, its allocation of the arrangement consideration to various units of accounting, or its pattern and timing of revenue recognition.  The adoption of this update did not have a material effect on the Company’s results of operations or financial position.

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

Inventories, net

Inventories consisted of the following:
	September 30,	December 31,
	2011	2010

Raw materials	$5,806	$7,108
Work-in-process	517	316
Finished goods	739	1,052
Reserve for obsolete inventory	(3,267)	(4,961)
Inventories, net	$3,795	$3,515

Comprehensive Loss

The components of comprehensive loss for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010

Net loss	$(1,283)	$(346)	$(2,970)	$(5,488)
Unrealized gain (loss) on investments	(315)	469	(313)	435
Comprehensive loss	$(1,598)	$123	$(3,283)	$(5,053)

Liquidity

The Company has accumulated a stockholders’ deficit of $14,610 as of September 30, 2011.  This stockholders’ deficit primarily resulted from the Company’s unfunded pension and retirement obligations of $24,222 as of September 30, 2011. Much of the unfunded pension and retirement obligations are attributable to losses in the value of investments that occurred primarily in late 2008. In addition, the Company’s operations have resulted in recurring net losses for the past several years.  The Company’s liquidity and capital resources have been diminished due to these developments.   Since 2008, there has been some recovery in pension investment values and the Company’s cost reduction efforts have improved its results of operations. After reductions in research and development activities and overhead costs in early 2010, improved results of operations have significantly reduced the use of cash.   Also, marketable securities provide a liquid resource that is available if needed. Management believes that existing sources of liquidity and cash flows from operating activities will adequately fund the Company’s obligations through 2012.  Subsequent to 2012, adequate funding is dependent on a sufficient stream of new orders and customer progress payments. There can be no assurance that the Company will be successful in these efforts.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s marketable securities are classified within Level 1 because the underlying investments have readily available market prices.  Marketable securities measured at fair value on a recurring basis are summarized below:

September 30, 2011	Total	Level 1	Level 2	Level 3

Mutual funds – equity securities	$1,297	$1,297	$-	$-
Mutual funds – debt securities	341	341	-	-
Money market mutual funds	51	51	-	-
Total	$1,689	$1,689	$-	$-

December 31, 2010	Total	Level 1	Level 2	Level 3

Mutual funds – equity securities	$1,863	$1,863	$-	$-
Mutual funds – debt securities	458	458	-	-
Money market mutual funds	55	55	-	-
Total	$2,376	$2,376	$-	$-

3.	STOCK OPTION PLAN

As of September 30, 2011, options to purchase 1,622,496 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the nine months ended September 30, 2011 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding at beginning of the period	1,138	$4.29
Granted	101	0.88
Exercised	-	-
Cancelled	(88)	7.62
Outstanding at end of the period	1,151	3.74

Exercisable at end of the period	989	$3.74

As of September 30, 2011, options exercisable and options outstanding had a weighted average remaining contractual term of 4.4 and 5.0 years, respectively, and no aggregate intrinsic value.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first nine months of 2011, were based on estimates at the date of grant as follows:

Risk-free interest rate	1.0%
Dividend yield	0%
Volatility	357%
Expected life (in years)	3.5

Expected option life and volatility are based on historical data of the Company.   The risk-free interest rate is calculated based on the average US Treasury Bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no foreseeable plans to do so. No options were granted during the first nine months of 2010.

No options were exercised during the nine months ended September 30, 2011. As of September 30, 2011, there was approximately $48 of total unrecognized share-based compensation cost related to grants under the plan that will be recognized over a weighted-average period of 2.2 years.

Share-based compensation expense included in the statements of operations for the three and nine months ended September 30, 2011 was approximately $14 and $35, respectively.   Share-based compensation expense included in the statements of operations for the three and nine months ended October 1, 2010 was approximately $5 and $24, respectively.

4.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Expense

	Pension Plan		Supplemental Executive Retirement Plan
For the three months ended:	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Service cost	$-	$-	$-	$-
Interest cost	527	575	64	74
Expected return on assets	(501)	(513)	-	-
Amortization of actuarial loss	109	99	9	5
Amortization of prior year service cost	-	-	(12)	(12)
Settlement charge	345	221	-	-
Net periodic benefit expense	$480	$382	$61	$67

	Pension Plan		Supplemental Executive Retirement Plan
For the nine months ended:	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Service cost	$-	$-	$-	$-
Interest cost	1,582	1,724	193	220
Expected return on assets	(1,502)	(1,539)	-	-
Amortization of actuarial loss	322	297	27	16
Amortization of prior year service cost	-	-	(36)	(36)
Settlement charge	900	663	-	-
Net periodic benefit expense	$1,302	$1,145	$184	$200

Employer Contributions

The Company is not currently required to fund the Supplemental Executive Retirement Plan (SERP).  All benefit payments are made by the Company directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes.   The Company expects to contribute and pay SERP benefits of approximately $559 through September 30, 2012.

5.	LOSS ON CONDEMNATION OF PROPERTY

In April 2011, Rocky Mountain Power (“RMP”), a public utility company, filed a complaint against the Company and Wasatch Research Park I, LLC (“Wasatch”) in the Third Judicial District Court, Salt Lake County, UT.  Wasatch owns legal title to the buildings and leasehold interest in the land which the Company occupies (collectively, the “Properties”) pursuant to a series of agreements (the “Agreements”) which also grants the Company the option to buy the Properties or a certain portion of the Properties, known as the Substation Building (the “Substation”).  The Agreements also provide for a sharing of proceeds between the Company and Wasatch in the event of a sale of the Substation through various scenarios. In the complaint, RMP obtained a decree of condemnation of the Substation so that RMP may repurpose the Substation for public use.  RMP requested a determination of just compensation for the appropriation of the Substation from the Company and Wasatch and has offered a preliminary value of $231, which amount is held in escrow with the court until the determination has been finalized.

During September 2011, RMP took possession of the Substation and the Company no longer retained use of the assets. The loss of the Substation has had no adverse impact on the Company’s near term operations as RMP will continue to provide adequate power supply under public utility services.  However, for the long term the Company expects its power costs will be greater than they would have been had it retained ownership of the Substation. Under the Agreements, the Company would receive total consideration of approximately $211 if the court affirms RMP’s $231 offer of fair value.  The Agreements provide that the Company’s consideration be paid in a combination of cash, credits for future lease installments, and a reduction in the price of the optional repurchase of the property. The lease installments and optional repurchase price are recorded as debt by the Company. The Substation was recorded as part of property, plant and equipment at a net book value of $819 at the time RMP took possession of it. As a result of the possession of the Substation by RMP, the Company has recorded its minimum anticipated consideration in the amount of $211 against the $819 net recorded value of the Substation resulting in a loss on the condemnation of the property in the amount of $608 in the quarter ended September 30, 2011. The consideration was recorded in the form of a receivable of $58 for the anticipated share of cash proceeds and $153 in reduction of debt representing a reduction of the optional repurchase price under the Agreements. If the fair value of the Substation is determined to be greater than $231, then the amount and form of the Company’s consideration will change and the loss on the condemnation will be reduced in the period such determination is finalized. The Company and Wasatch are awaiting the final determination of the value of the Substation through negotiation and legal proceedings. The Company believes that the Substation value is higher than the offer of $231, but the Company is uncertain as to the final outcome.

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

We intend to continue to aggressively pursue opportunities in the digital theater and other markets served by our products, including our continued support of the ESLP as well as the development and improvement of new innovative products such as Digistar for planetarium theaters. We will continue to develop and improve our planetarium products targeted for smaller venues in education markets such as our SciDome product. We intend to also continue development and improvement of our dome products used by planetarium theaters and many other varied applications.  We also intend to continue the production of quality show content for planetarium theaters.  We believe that the ability to include the wide range of complementary products in the systems we sell, along with access to the legacy customer base of E&S and our subsidiary, Spitz, Inc. (“Spitz”), provides a unique competitive advantage.

Revenue in the first three quarters of 2011 was comparable to the first three quarters of 2010. Margins in the first three quarters of 2011 improved compared to 2010 but when adjusting the 2010 margin for an unusually high inventory impairment charge during that period, the margin was less favorable in 2011. This was due to weak margins on certain customer projects in the third quarter of 2011 which were attributable to unexpected additional costs. The increased costs were due to events and conditions that are not expected to be recurring. We expect increases in revenue and improved margins for the fourth quarter of 2011 based upon our current revenue backlog and customer delivery schedules.  Our net loss for the first three quarters of 2011 was adversely affected by a $608 loss for the condemnation of a portion of our property through eminent domain whereby a public utility will repurpose the property for public use. The public utility is required to pay fair value for the condemned property and this will be determined through negotiations or by legal proceedings. We currently expect to receive at least $211 for the property. Although the condemnation increases our net loss, it will have a positive impact on near-term liquidity and cash flows to the extent of the consideration we ultimately receive since the loss of the property is not expected to have an adverse impact on our near-term operations. For the longer-term, we expect our power costs will be greater than they would have been had we retained ownership of the property; however, we do not believe it will materially affect our results. We continue to believe that our results of operations will approach close to breakeven for the final quarter of 2011, based on expected future sales levels under our existing cost structure. We are also in the process of evaluating several alternative strategies that may enable us to reach our goal of sustained profitability. The cost cutting progress we have made is reflected in the operating expenses which were reduced significantly after the first quarter of 2010. The reduction of operating expenses is attributable to various reductions in research and development activities, overhead structure, and a $483 charge in the first quarter of 2010 for severance pay. The revenue backlog improved to $21,374 as of September 30, 2011 compared to $19,080 as of December 31, 2010.  We expect opportunities for more improvement in 2011 and beyond.

The Company has accumulated a stockholders’ deficit of $14,610 as of September 30, 2011.  This stockholders’ deficit results from the Company’s unfunded pension obligations of $24,222 as of September 30, 2011. Much of the unfunded pension and retirement obligations are attributable to losses in the value of investments that occurred primarily in late 2008. In addition, the Company’s operations have resulted in recurring net losses for the past several years.  The Company’s liquidity and capital resources have been diminished due to these developments. The Company has implemented cost reduction efforts that have improved its results of operations. After reductions in research and development activities and overhead costs in early 2010, improved results of operations have significantly reduced the use of cash. Also, marketable securities provide a liquid resource that is available if needed.  Ultimately, the ability to generate sustained positive cash flow from operating activities will depend on our ability to sustain sufficiently profitable sales of our products with reduced ESLP research and development activities as well as our ability to further reduce overhead costs. For the past several years, there were no cash payments required to the pension trust; however, in 2011 we have made required payments to the pension trust totaling $946 through October and we expect to pay similar amounts going forward. We anticipate increases in required contributions in future years. The timing and amount of cash required to retire the pension obligations as they come due will depend on a number of factors including the return on pension trust investments, market interest rates, ongoing actuarial estimates and potential legislation that could affect required pension funding schedules. We believe existing sources of liquidity and results of operations will adequately fund our obligations through 2011 and 2012.  Subsequent to 2012, adequate funding will depend on a sufficient stream of new orders, customer progress payments and the ability of the Company to support its operations after reducing its resources. Beyond 2012, there may be other factors that could affect the funding of our pension plan obligations.

Critical Accounting Policies

Certain accounting policies are considered by management to be critical to an understanding of our condensed consolidated financial statements.  Their application requires significant management judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  A summary of critical accounting policies can be found in our Form 10-K for the year ended December 31, 2010.  For all of these policies, management cautions that future results rarely develop exactly as forecasted, and the best estimates routinely require modification.

Results of Operations

Sales and Backlog

The following table summarizes our sales:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Sales	$6,909	$7,027	$19,128	$18,700

Sales reported for the first three quarters of 2011 were comparable to the prior year. Sales results show a sustained level of deliveries of our digital theater and dome products in 2011. We expect scheduled shipments and installations to generate higher quarterly sales for the fourth quarter of 2011.  On September 30, 2011, our revenue backlog was $21,374 compared with $19,080 as of December 31, 2010.

Gross Profit

The following table summarizes our gross profit and the gross profit percentage of total sales:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Gross profit	$2,144	$2,767	$5,899	$4,924
Gross profit percentage	31%	39%	31%	26%

Our gross profit for the third quarter of 2011 was lower than the same period of the prior year due to the adverse effects of unexpected additional costs on certain customer projects in the third quarter of 2011. The cause of the increased costs was related to separate incidents of difficult installation conditions and the need to perform some corrective production work. The problems that caused the increased costs are not expected to recur. The gross profit in the first three quarters of 2011 was higher than the same period of the prior year due to a loss on inventory impairment in 2010 of $1,638 compared to $222 for the same period in 2011.   We expect gross profit to improve in the fourth quarter of 2011 based on the estimated margins in our revenue backlog and our expectation that higher production volume will absorb overhead more efficiently.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Selling, general and administrative, excluding pension	$1,381	$1,466	$4,062	$4,749
Research and development	703	752	2,189	3,416
Pension	541	449	1,486	1,345
Total operating expenses	$2,625	$2,667	$7,737	$9,510

Selling, general and administrative expenses in the first three quarters of 2011 were lower than the same period in 2010 due to cost reductions in the areas of agent commissions, legal and accounting fees, and information technology.  Research and development expenses were lower than the prior year due to a planned cost reduction of labor at the end of the first quarter of 2010, which included a $483 charge in the first quarter of 2010 for severance pay.  Pension expense is slightly higher than the same periods in 2010 due to higher settlement charges reflecting increased lump-sum distributions in 2011.

Other Expense, net

The following table summarizes our other expense:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Other expense, net	$170	$423	$433	$830

Other expense, net decreased due to realized investment losses from the sale of marketable securities in 2010 compared to a small gain for the same periods in 2011.  Also contributing to the decrease was $53 of loss on disposal of equipment in the nine months ended October 1, 2010.  Interest expense was $169 and $487 for the three and nine months ended September 30, 2011, compared to $190 and $524 for the same periods in 2010, respectively.

Loss on Condemnation of Property

As more fully described in Note 5 of the condensed consolidated financial statements, we recorded a loss on condemnation of property of $608 in the third quarter of 2011. The loss was recorded based on the offer of fair value in the amount of $231 made for the property by Rocky Mountain Power (“RMP”), a public utility company. We are disputing this amount through negotiation and legal proceedings, as we believe the fair value is higher than $231. Even at the minimum consideration we would receive for the property, this will have a positive impact on near-term liquidity and cash flows since the loss of the property is not expected to have an adverse impact on our near-term operations. For the longer-term, we expect our power costs will be greater than they would have been had we retained ownership of the property; however, we do not believe the higher power costs will have a materially adverse affect on the future results of operations.

Liquidity and Capital Resources

Cash Flows

In the first nine months of 2011, the $2,362 of cash provided by operating activities was primarily attributable to $1,872 of cash provided by the decrease in accounts receivable and $2,922 of cash provided by the increase of advance payments from customers, partially offset by the net loss of $1,117 after the effect of $1,853 of non-cash items. The decrease in accounts receivable reflected collection of significant outstanding accounts receivable recorded as of December 31, 2010, including collections on an ESLP system delivered in 2010.  Changes to working capital included a decrease in accrued liabilities of $1,197 primarily due to payment of agent commissions and reduction of the executive savings plan liability through liquidation of the cash surrender value of Company-owned life insurance policies.  Cash provided by investing activities reflected the liquidation of marketable securities of $466 to pay SERP benefits (see Note 4 to the condensed consolidated financial statements) offset by capital purchases.  Financing activities used $611 of cash primarily due to repayment of a $500 balance on a line-of-credit agreement in the first quarter of 2011.

Credit Facilities

The Company is a party to a credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund working capital requirements.  Interest is charged on amounts borrowed at the Wall Street Prime Rate. As of September 30, 2011, there were no borrowings outstanding under the credit agreement.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific bank account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of September 30, 2011, we had outstanding letters of credit and bank guarantees totaling $1,464.  The cash collateral for these outstanding letters of credit and bank guarantees was classified as $1,112 of restricted cash and $352 of restricted cash included in other assets.

Mortgage Notes

As of September 30, 2011, our wholly owned Spitz subsidiary had obligations totaling $2,888 under its two mortgage notes payable.  The mortgage notes had balances as of September 30, 2011 of $2,429 and $459.

Sale-Leaseback Financing

As of September 30, 2011, the principal balance on the debt obligation recorded from the sale-leaseback financing transaction was $2,400.  The cash payment required to repurchase the property on September 30, 2011 was $2,347 consisting of the $2,472 repurchase price under the agreement less a credit for the $125 security deposit. Accordingly, if we had exercised our option to repurchase the property on September 30, 2011, we would have recorded a discount of approximately 2% in the amount of $53 under the $2,400 balance of the debt.

Other

As discussed in the executive summary above, in early 2010, we began implementing a plan to aggressively cut costs and restructure our operations. By implementing this plan, we believe existing cash and funds generated from operating activities will meet our 2011 and 2012 obligations.  However, no assurance can be provided that we will be successful in these efforts.  The outlook beyond 2012 depends on the continued success of our digital theater business and our ability to generate sufficient cash to meet our obligations, most significantly the pension obligation. We continue to operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the period ended September 30, 2011, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

Item 6.                 EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101
The following materials from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date: November 4, 2011	By:	/s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary (Authorized Officer) (Principal Financial Officer)