Form 10-K
period 2011-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2012-03-13
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant as of July 1, 2011 the last business day of the registrant’s most recently completed second fiscal quarter was $715,121 based on the closing sale price of $0.27 as reported by the Over-the-Counter Market. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13D and 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of February 29, 2012 was 11,089,199.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information from the Registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

EVANS & SUTHERLAND COMPUTER CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

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

General

Evans & Sutherland focuses on the production of high-quality advanced visual display systems used primarily in full-dome video projection applications, dome projection screens, dome architectural treatments, and unique content for planetariums, schools, science centers, other educational institutions, and entertainment venues. With a 43-year history in computer graphics, we are widely regarded as both a pioneer and a leader in providing the world’s most compelling full-dome digital theater and planetarium systems as well as original full-dome shows. With our subsidiary, Spitz, Inc., and its over 60-year history as a leading supplier of planetarium systems, dome projection screens and other dome displays, E&S supplies premier total system solutions for its digital theater markets as well as customized domes and other unique geometric structures in the architectural market.

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

Digital Theater

In the digital theater market our products compete with traditional optical-mechanical products and digital display systems offered by GOTO Optical Mfg. Co., Konica-Minolta Planetarium Co. Ltd., Carl Zeiss Inc., Global Immersion Limited and Sky-Skan, Inc. The Company’s digital display systems can be configured with our proprietary projector systems or standard commercial projectors similar to systems sold by our competitors. Our proprietary Digistar 4 full-dome digital system, along with other customized software tools differentiate our digital theater systems and compete favorably with competitive digital display systems. Our SciDome planetarium system, which uses a dome theater version of a retail desktop astronomy product with curriculum tools for teachers, creates a unique competitive advantage when targeting smaller classroom planetarium theaters.

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

R&D efforts continue to improve Digistar, our popular full-dome digital system and a key component to our planetarium and dome theater products. We are also exploring the possibility of other commercial applications for Digistar technology. We conduct ongoing R&D to improve the functionality of SciDome to keep pace with updated versions of the desktop software it emulates and to take advantage of the latest digital display and theater technology. Some noteworthy specific R&D activities for our advance display and planetarium products include the development of unique techniques to display three dimensional digital video and the expansion of educational curriculum tools to cover new subject matter in addition to astronomy such as chemistry and earth sciences. We continue to develop improvements to our dome products including optical coatings and ways to make the projection surface more uniform. There are also R&D efforts ongoing to enhance components of the systems we sell, such as improvements to theater lighting.

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

We retain resources sufficient to provide customer support for our proprietary Evans & Sutherland Laser Projector System (“ESLP”) but have significantly curtailed efforts to expand the capability of our laser projection products for other markets. However, we continue to explore the possible opportunities for our laser projector technology through partnering and licensing arrangements.

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

Employees

As of December 31, 2011, Evans & Sutherland and its subsidiaries employed a total of 99 persons of which 97 were employed fulltime.

Environmental Standards

We believe our facilities and operations are within standards fully acceptable to the Environmental Protection Agency and that all facilities and procedures are operated in accordance with environmental rules and regulations, and international, federal, state and local laws.

Strategic Relationships

In the normal course of business, we develop and maintain various types of relationships with key customers and technology partners. The teaming agreements are with industry partners and are intended to improve our overall competitive position. The product development agreements enhance our products by the cooperative development of new features and capabilities necessary to maintain our industry leading position.

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

executive officers of the registrant

The following sets forth certain information regarding the executive officers of E&S as of December 31, 2011.

Name	Age	Position

David H. Bateman	69	President, Chief Executive Officer and Director

Paul L. Dailey	55	Chief Financial Officer and Corporate Secretary

Bob Morishita	61	Vice President Human Resources

Kirk D. Johnson	50	Vice President and General Manager of Digital Theater

Jonathan A. Shaw	55	President and Chief Executive Officer of Spitz, Inc.

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

Our principal executive, engineering, manufacturing and operations facilities are located in the University of Utah Research Park in Salt Lake City, Utah, where we lease two buildings, which we previously owned, totaling approximately 68,000 square feet. The buildings are located on land leased from the University of Utah with an initial term of 40 years or longer. During 2009, we concluded a sale-leaseback of the buildings whereby the buildings have been sold and the land lease has been assigned to a third-party lender. We lease the land and our buildings from that lender on a 5-year lease term with the option to renew the lease for two additional 5-year lease terms. Because we also have the option to buy back the property and interest in the land lease during the term of the lease, the transaction was recorded as a financing and therefore the buildings and related improvements are still recorded as assets as of December 31, 2011.

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

Our common stock trades on the Over-the-Counter Markets under the symbol “ESCC.” On February 29, 2012, there were approximately 585 holders of record of our common stock. Because brokers and other institutions hold many of our shares on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

We have never paid a cash dividend on our common stock and have used funds generated internally to operate our business. Currently we have an accumulated deficit. For the foreseeable future, we intend to follow our policy of retaining any future earnings to finance the development and growth of our business.

Additional information required by this item is incorporated by reference to the table captioned Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2011 in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of Part III of this annual report on Form 10-K.

The table below presents the high and low sales prices per share as reported by the Over-the-Counter Markets, by quarter for 2011 and 2010. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	2011		2010
	High	Low	High	Low

First Quarter	$1.01	$0.55	$0.17	$0.10
Second Quarter	0.65	0.19	2.00	0.11
Third Quarter	0.75	0.10	1.01	0.43
Fourth Quarter	0.40	0.05	1.29	0.45

ITEM 6.	NOT APPLICABLE

item 7.	management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and notes included in Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K. Information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements. See “Forward-Looking Statements” below for additional information concerning these items. All dollar amounts are in thousands unless otherwise indicated.

Executive Summary

Following an evaluation of our access to liquidity and capital resources and considering economic conditions, we concluded in early 2010 that we could no longer pursue our plans to expand our laser projector products into the wider high-end commercial display market. As a result, in March 2010, we began executing a plan to reduce our research and development activities to the minimum level to sustain the current digital theater business and the Evans & Sutherland Laser Projector (“ESLP”). We continue to reduce our overhead structure when feasible. This plan has significantly reduced our research and development activities and operating expenses, which limits opportunities for growth in the foreseeable future. However, we believe these actions are necessary to preserve liquidity resources for operations. We believe that with aggressive cost cutting efforts and, if necessary, use of our marketable securities, we will have sufficient liquidity to meet our obligations through at least the next twelve months. In the meantime, we continue to evaluate our strategies with the goal to preserve necessary resources and pursue worthwhile opportunities.

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

Revenue recorded in 2011 increased 3% compared to 2010 with a more significant improvement in gross profit. The revenue and gross profit increase was mostly attributable to strong fourth quarter revenue which resulted in fourth quarter net income of $865. As explained in more detail below under the caption “2011 Quarterly Results and Outlook for Sustained Profitability,” we have made significant progress but we do not believe the late 2011 results will be consistently sustainable considering our current expectations for future sales levels and our existing cost structure. We believe that results will be close to breakeven with expected future sales levels under our existing cost structure and we are in the process of evaluating several alternative strategies that will enable us to reach our goal of sustained profitability. The progress we have made is reflected in the operating expenses which were reduced significantly in early 2010. We expected the improvement in 2011 considering increased sales bookings and the effect of our cost cutting actions. The revenue backlog decreased to $17,449 as of December 31 2011 compared with $19,080 as of December 31, 2010. The decrease in revenue backlog is not expected to translate to lower sales in 2012 as it was attributable to the timing of revenue recognition and customer orders. We anticipate sufficient new orders to result in 2012 sales comparable to 2011. We are encouraged with the progress we have made and look forward to opportunities for more improvement in 2012 and beyond.

Our 2011 results were adversely affected by a $667 loss for the condemnation of a portion of our property through eminent domain whereby a public utility took possession of the property for public use. The public utility is required to pay fair value for the condemned property and this will be determined through negotiations or by legal proceedings. Although the condemnation increases our net loss, it will have a neutral or positive impact on near-term liquidity and cash flows to the extent of the consideration we ultimately receive. To date, the loss has produced no immediate cash effect and we believe we could potentially receive additional consideration of up to $400 in cash depending on the outcome of the negotiations and legal proceedings.

Recurring losses have produced negative cash flows from operating activities and in recent years losses in the value of pension investments along with declining interest rates have increased our unfunded pension obligation with a corresponding adverse effect on our other comprehensive loss. As a result we have accumulated a stockholders’ deficit of $21,865 as of December 31, 2011. For 2012, we will expect a similar loss from operations and a lesser effect on other comprehensive loss from the measurement of the pension liability. The cost reductions we implemented in 2010 have significantly reduced our absorption of cash. Ultimately, the ability to generate sustained positive cash flows from future operating activities will depend on our ability to sustain sufficiently profitable sales of our products as well as our ability to further reduce overhead costs. In 2011, we made required cash payments to the pension trust of approximately $950. We anticipate approximately $2,000 to be paid in 2012 and comparable or increasing amounts in future years. The timing and amount of cash required to retire the pension obligations as they come due will depend on a number of factors including the return on pension trust investments, market interest rates, ongoing actuarial estimates and potential legislation that could affect required pension funding schedules. We believe existing sources of liquidity and results of operations will adequately fund our obligations through 2012 and into 2013. The longer term will depend on a sufficient stream of new orders with adequate customer progress payments and the ability of the Company to support its operations after reducing its resources. Beyond 2012, we may also be dependent on many factors that could affect the funding of our pension plan obligations.

Results of Operations

Consolidated Sales and Backlog

The following table summarizes our consolidated sales for fiscal year:

	2011	2010
Sales	$28,325	$27,481

Sales increased 3% from 2010 to 2011 due to a slight increase in the volume of orders and deliveries of all of our products. The increase was attributable to sales of domes for ride simulators and architectural treatments in the United States and Asia.

On December 31, 2011, our sales backlog was $17,449 compared with $19,080 as of December 31, 2010. The decrease is attributable to a high level backlog depleted by sales in the fourth quarter and the delay of some customer orders until January 2012. We anticipate that approximately 80% of the 2011 backlog will be converted to sales in 2012 and that we will receive sufficient new orders to produce total sales in 2012 comparable to 2011.

Gross Profit

The following table summarizes our gross profit and the percentage to total sales during fiscal year:

	2011	2010
Gross profit	$9,915	$9,114
Gross profit percentage	35%	33%

Our gross profit in 2011 was slightly improved as compared to 2010 due to improved performance on several customer projects. Margins suffered slightly from inventory impairment losses recorded in both years. We recorded losses on inventory impairment of $422 and $1,777 during 2011 and 2010, respectively, for obsolete and excess quantities of inventory primarily related to the ESLP.

Operating Expenses

The following table summarizes our operating expenses during fiscal year:

	2011	2010
Selling, general and administrative (excluding pension)	$5,425	$6,600
Research and development	2,684	4,156
Pension	2,543	1,827
Total operating expenses	$10,652	$12,583

Selling, general and administrative expenses decreased by 15% compared to 2010 due to planned reductions in overhead costs and higher international sales commissions in 2010. Research and development expenses were 35% lower due to the planned reduction of research and development activities and overhead. The reductions to research and development were implemented in late March 2010 and cut resources to the minimum level to sustain the current digital theater business and the ESLP. Pension expense was higher in 2011, compared to 2010, due to higher settlement charges resulting from an increase in lump sum benefit payouts.

Other Income and Expense

The following table summarizes our other income and expense during fiscal year:

	2011	2010
Interest expense	$(648)	$(687)
Other income (expense)	47	(415)

Interest expense is due to the amortization of real estate financing in the form of mortgage notes and the sale/leaseback obligation. The change in other income (expense) is attributable to gains realized from the sale of marketable securities in 2011 as compared to losses in 2010.

Loss on Condemnation of Property and Equipment

The Company recorded a $667 loss on the condemnation of property and equipment as a result of Rocky Mountain Power (“RMP”) taking possession of a portion of our real property interest, known as the Substation, through its power of eminent domain. The loss consists of the Substation net book value of $819 less consideration of $152 received in the form of a reduction to the sale/leaseback financing obligation included with long-term debt. The loss of use of the Substation has had no adverse impact on the Company’s near term operations as RMP will continue to provide adequate power supply under public utility services. However, for the long term the Company expects its power costs will be greater than they would have been had it retained the Substation. We believe the Company could potentially receive additional cash consideration of up to $400 for the loss of the Substation pursuant to legal proceedings and the Company’s agreements with Wasatch Research Park I, LLC (“Wasatch”). The agreements with Wasatch and the disposition of the Substation are more fully described in Notes 7 and 12 of the consolidated financial statements.

Income Taxes

Income tax expense consisted of state income taxes and was as follows:

	2011	2010
Income tax expense	$(100)	$(73)

State income tax expense was primarily due to state taxes incurred by Spitz in various jurisdictions due to normal business activity.

2011 Quarterly Results and Outlook for Sustained Profitability

	Three Months Ended
	April 1,	July 1,	September 30,	December 31,
	2011	2011	2011	2011
Sales	$5,637	$6,582	$6,909	$9,197
Cost of sales	4,176	4,288	4,765	5,181
Gross profit	1,461	2,294	2,144	4,016
Operating expenses:
Selling, general and administrative (excluding pension)	1,291	1,390	1,381	1,363
Research and development	751	735	703	495
Pension	425	520	541	1,057
Total operating expenses	2,467	2,645	2,625	2,915
Income (loss) from operations	(1,006)	(351)	(481)	1,101
Loss on condemnation of property and equipment	-	-	(608)	(59)
Other expense	(90)	(173)	(170)	(168)
Income (loss) before income taxes	(1,096)	(524)	(1,259)	874
Income tax expense	(42)	(25)	(24)	(9)
Net income (loss)	$(1,138)	$(549)	$(1,283)	$865

The quarterly results of 2011 reflect a marked improvement in the results of operations in the fourth quarter which recorded net income of $865. Also notable is an increase in pension expense in the fourth quarter, which is attributable to greater than expected lump sum benefit payments, and the loss on condemnation of property plant and equipment in the third and fourth quarters. The profitable results in the fourth quarter demonstrate the potential of the business at higher sales levels and the effect of fluctuating pension expense. The higher sales levels in the fourth quarter are attributable to the timing of deliveries more than an increase in customer orders that we would need to sustain future revenues at a similar level as the fourth quarter. We continue to evaluate alternative strategies which may create opportunities for more sales and reduce our operating costs in order to reach our goal of sustained profitability.

Other Comprehensive Loss

The accumulated other comprehensive loss over the past two years has increased as follows:

	2011	2010
Beginning balance	$(18,685)	$(17,907)
Unrealized gains (losses) on marketable securities	(201)	679
Increase in minimum pension liability	(8,245)	(1,457)
Ending balance	$(27,131)	$(18,685)

The increase in accumulated other comprehensive loss has significantly increased our stockholders’ deficit. Most of the change consists of an increase in the minimum pension liability which is attributable to various factors affecting the actuarial measurement of the pension obligation. These factors include market interest rates used to discount the future payments of estimated benefits and the return on investments held in the pension trust. Declining market interest rates have lowered the discount rate which has significantly increased the measurement of the pension liability and other comprehensive loss. In the near future we expect to recognize much less of a change in accumulated other comprehensive loss. Our net periodic benefit cost will recognize $682 of accumulated other comprehensive loss as pension expense in 2012 earnings. It is also possible that we could experience other compressive income in the future which would decrease the accumulated other comprehensive loss and stockholders’ deficit. Economic conditions such as market investment returns and interest rates will continue to influence the measurement of our pension liability and could significantly affect our stockholders’ deficit through the balance in accumulated other comprehensive loss.

Liquidity and Capital Resources

Outlook

As discussed in the executive summary above, we have made significant progress in reducing the absorption of cash by operating activities. As a result, we believe existing liquidity resources and funds generated from forecasted revenue can meet our 2012 obligations. The outlook beyond 2012 depends on the continued success of the digital theater business and its ability to generate sufficient cash to meet our obligations, most significantly the pension obligation. The timing and amount of cash required to meet the pension obligation will depend on a number of factors including the return on pension trust investments, market interest rates, ongoing actuarial estimates and potential legislation that could affect required pension funding schedules. We continue to operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.

Cash Flow

	Years Ended December 31,
Net cash and cash equivalents provided by (used in):	2011	2010
Operating activities	$3,227	$(2,748)
Investing activities	317	1,119
Financing activities	(636)	53
Increase (decrease) in cash and cash equivalents	$2,908	$(1,576)

Cash and cash equivalents increased $2,908 to $3,932 during 2011, primarily as a result of cash provided by operating activities.

Operating Activities

The net cash provided by operating activities in 2011 was attributable to changes in working capital of $2,972 plus an additional $255 provided by $2,360 of non-cash expenses offset by the $2,105 net loss. Significant changes in working capital that provided cash included a decrease in accounts receivable, an increase in customer progress payments and an increase in pension and retirement liabilities. The decrease in accounts receivable was mostly attributable to the collection of one significant account whereas the increase in customer progress payments is attributable to several customer orders. The increase in accrued pension and retirement liabilities reflects accumulating pension expense in excess of the required cash payments to the pension trust. Other changes in working capital in 2011 were due to differences in the timing of routine transactions.

The net cash used by operating activities in 2010 was attributable to cash used from changes in working capital of $1,556 plus non-cash expenses of $3,452 offsetting the $4,644 net loss. Significant changes in working capital that used cash included a decrease of customer progress payments, an increase in accounts receivable, and a decrease in accounts payable and accrued liabilities which were partially offset from the effects of an increase in pension and retirement liabilities and a decrease in inventory. The decrease in customer progress payments during 2010 was mostly attributable to revenue recorded on a project that had a large deposit carried over from 2009. The increase in accrued pension and retirement liabilities reflects accumulating pension expense while no cash payments to the pension trust were required due to credits for contributions made in prior years. Other changes in working capital in 2010 were due to differences in the timing of routine transactions.

Investing Activities

Investing activities provided $317 of cash during 2011 consisting of $603 of proceeds from the sale of marketable securities which was offset by $286 for purchases of property, plant and equipment.

Investing activities provided $1,119 of cash during 2010 consisting of $1,232 of proceeds from the sale of marketable securities which was offset by $113 for purchases of property, plant and equipment.

Financing Activities

Financing activities used $636 of cash during 2011 which included $500 to pay down the line of credit and $136 in principal payments on debt obligations.

Financing activities provided $53 of cash during 2010 which reflected $190 of borrowings on a line of credit offset by $137 in principal payments on debt obligations.

Credit Facilities

The Company is a party to a Credit Agreement with a commercial bank which permits borrowings of up to $1,100 to fund Spitz working capital requirements. Interest is charged on amounts borrowed at the Wall Street Journal Prime Rate. Borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The Credit Agreement and Mortgage Notes contain cross default provisions whereby the default of either agreement will result in the default of both agreements. As of December 31, 2011 there was no amount outstanding under the Credit Agreement.

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

The Company has finance arrangements which facilitate the issuance of letters of credit and bank guarantees. Under the terms of the arrangements, we are required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit or bank guarantees issued, plus other amounts necessary to adequately secure our obligations with the financial institution. As of December 31, 2011, we had outstanding letters of credit and bank guarantees of $1,414 of which $1,062 is scheduled to expire in 2012 and $352 is scheduled to expire in 2014.

Mortgage Notes

Debt obligations include a first mortgage note payable which represents the balance on a $3,200 note (“First Mortgage Note”) issued on January 14, 2004 by Spitz. The First Mortgage Note requires repayment in monthly installments of principal and interest over 20 years. On each third anniversary of the First Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”). The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original 20-year term. On January 14, 2010, the 3YCMT was 1.49% and the interest rate on the First Mortgage Note adjusted to 5.75% per annum. As a result of the interest rate adjustment, the monthly installment amount was changed from $26 to $23.

Debt obligations also include a second mortgage note payable which represents the balance on a $500 note (“Second Mortgage Note”) issued on September 11, 2008 by Spitz. The Second Mortgage Note requires repayment in monthly installments of principal and interest over 20 years. On each fifth anniversary of the Second Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over 3YCMT. The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original 20-year term. The monthly installment for the first 5 years is $4 and includes interest at 5.75% per annum.

The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreement; the real property had a carrying value of $4,627 as of December 31, 2011. The Mortgage Notes are guaranteed by E&S.

Sale-Leaseback Financing

In November 2009, the Company completed a purchase agreement with a buyer, Wasatch Research Park I, LLC (“Wasatch”) to sell its corporate office buildings and its interest in the lease for the land occupied by the buildings in Utah for $2,500. Under the agreement, we transferred legal title of the buildings including improvements and assigned the related land lease to Wasatch. We also entered into a sublease agreement to lease back the land and building for rent of $501 per year, of which $126 represents the land lease and $375 represents the building lease. The sublease agreement has a term of 5 years with an option for two subsequent 5-year renewal periods. The agreement provided the Company with a 5-year option to repurchase all of the buildings under lease or only one of the buildings known as the Substation along with the lease interest in the land. In 2011, Rocky Mountain Power (“RMP”), a public utility company, obtained a decree of condemnation of the Substation so that RMP may repurpose the Substation for public use. As such, the Company no longer has the option to buy the Substation. The repurchase price for the buildings excluding the Substation for the remaining term of the repurchase option is as follows:

Date
From:	To:	Repurchase price:
November 1, 2011	October 31, 2012	$2,579
November 1, 2012	October 31, 2013	$2,837
November 1, 2013	October 31, 2014	$3,120

The arrangement was accounted for as a financing and no sale was recorded because the Company has the right to repurchase the property. Therefore, the assets representing the building and improvements remain in property, plant and equipment and the Company recorded the net proceeds of the sale as long-term debt. The $126 portion of the sublease payment attributable to the land lease is equivalent to the payment under the assigned land lease and therefore is subject to the same rent escalations the Company was bound to before the assignment. The land lease portion of the sublease payment is recorded as rent expense consistent with the treatment of the prior land lease payment before the assignment of the lease. The $375 portion of the sublease agreement attributable to the building lease is accounted for as debt service under the financing transaction. The net proceeds of the financing amounted to $2,329 consisting of the $2,500 sales price less a security deposit of $125, prorated building rent of $15 and the first monthly payment of $31. We record interest expense at a rate of approximately 20% imputed from the estimated cash flows assuming we exercise the option to repurchase the property at the end of the 5-year term. In the event that we exercise the option to repurchase the property sooner than the end of the 5-year term, the difference between the book balance of the debt and the repurchase cost would be recorded as a prepayment premium or discount on the payoff of the debt balance. The cash payment required to repurchase the property on December 31, 2011 was $2,454 consisting of $2,579 repurchase price under the agreement less a credit for the $125 security deposit. Accordingly, if we had exercised our option to repurchase the property on December 31, 2011, we would have recorded a prepayment premium of approximately 1% in the amount of $26 over the $2,428 book balance of the debt.

Other

In 2012, we expect capital expenditures similar to 2011. There were no material capital expenditure commitments at the end of 2011, nor do we anticipate any over the next several years.

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock. As of February 28, 2012, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during 2011 or 2010.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

We also maintain trade credit arrangements with certain suppliers.  The unavailability of a significant portion of, or the loss of, these trade credit arrangements from suppliers would have a material adverse effect on our financial condition and operations.

As of December 31, 2011, our total indebtedness was $5,291 on the mortgage notes, line of credit and sales-leaseback financing. Our cash, restricted cash and marketable securities, subject to various restrictions set forth in this annual report on Form 10-K, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

Effects of Inflation

The effects of inflation were not considered material during the fiscal years ended 2011 and 2010, and are not expected to be material for the fiscal year ending 2012.

Application of Critical Accounting Estimates

The application of the accounting estimates discussed below is considered by management to be critical to an understanding of our consolidated financial statements. Their application places significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting estimates are described in the following paragraphs. A summary of significant accounting policies can be found in Note 1, “Nature of Operations and Summary of Significant Accounting Policies,” of Item 8, “Financial Statements and Supplementary Data,” in this annual report on Form 10-K. For all of these policies, management cautions that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

Inventories

Inventories includes materials at standard costs, which approximate average costs, as well as inventoried costs on programs (including material, labor, subcontracting costs, as well as an allocation of indirect costs). We periodically review inventories for excess supply, obsolescence, and valuations above estimated realizable amounts, and then provide a reserve we consider sufficient to cover these items. Reserve adequacy is based on estimates of future sales, product pricing, and requirements to complete projects. Revisions of these estimates would result in adjustments to our operating results.

Allowance for Doubtful Accounts

We specifically analyze accounts receivable and consider historical experience, customer creditworthiness, facts and circumstances specific to outstanding balances, current economic trends, and changes in payment terms when evaluating the adequacy of the allowance for doubtful accounts. Changes in these factors could result in material adjustments to the expense recognized for bad debts.

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

Straight-Line Rent and Contingent Obligation

We recognize scheduled rent increases on a straight-line basis over the lease term, which may include optional lease renewal terms, and deferred rent income and expense is recognized to reflect the difference between the rent paid or received in the current period and the calculated straight-line amount.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Adoption of this standard is expected to change the presentation of comprehensive income in the Company’s consolidated financial statements.

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

These forward-looking statements include, but are not limited to, the following statements:

•	Our belief that our range of products and services at various price and performance levels, our research and development investments and capabilities, and our ability to design and manufacture products will enable us to compete effectively.

•	Our belief that our cost cutting actions were necessary to preserve liquidity resources for operations.

•	Our belief that with our cost cutting efforts and existing sources of liquidity, including marketable securities, operations will provide sufficient liquidity to meet our obligations through 2012 and into 2013.

•	Our belief that our ability to include the wide range of complementary products offered by E&S and Spitz in the systems we sell, along with access to the legacy customer base of E&S and Spitz, provides a unique competitive advantage.

•	Our belief that results would be close to breakeven with expected future sales levels under our existing cost structure.

•	Our belief that to attain sustained profitability we must exceed current sales expectations or take additional steps to reduce our cost structure.

•	Our belief that contributions from exceptionally large contracts are not expected to be recurring in every quarter but there are sales prospects which could potentially lead to significant impact in future quarters.

•	Our belief that the adoption of new accounting pronouncements will not have a material impact on our consolidated financial statements.

•	Our belief that our inventory obsolescence reserve is adequate and based on materially accurate estimates of future sales, product pricing, and requirements to complete projects.

•	Our belief that our estimates of total costs for customer contracts are materially accurate and include correct assumptions in computing such estimates, such as man-hours to complete, estimated materials cost, and estimates of other direct and indirect costs.

•	Our belief that our products are performing well, that we will meet all our delivery requirements, and as a result we will incur no damages or penalties for late deliveries in 2012.

•	Our belief that capital expenditures during 2012 will be similar to the capital expenditures incurred during 2011.

•	Our belief that any inherent risk that may exist in our foreign operations is not material.

•	Our belief that we will perform under the conditions of our letters of credit and therefore incur no losses with respect to these letters of credit in 2012 or future years.

•	Our belief that the effects of inflation will not be material for fiscal year 2012.

•	Our belief that most of our backlog will be converted to sales in 2012.

•	Our belief that our 2012 orders will continue at a level sufficient to sustain sales in 2012 comparable to 2011.

•	Our belief that we can continue to successfully implement a plan to reduce operating expenses to a level that will improve cash flow sufficiently to meet our 2012 obligations while sustaining our digital theater business with adequate support of the ESLP planetarium product.

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

item 8.	financial statements and supplementary data

consolidated balance sheets

(In thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,932	$1,024
Restricted cash	1,062	1,162
Marketable securities	1,666	2,376
Accounts receivable, net	4,040	6,654
Costs and estimated earnings in excess of billings on uncompleted contracts	1,456	2,094
Inventories, net	3,624	3,515
Prepaid expenses and deposits	720	1,289
Total current assets	16,500	18,114
Property, plant and equipment, net	8,303	9,592
Goodwill	635	635
Intangible assets, net	224	343
Other assets	1,828	1,276
Total assets	$27,490	$29,960

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,490	$1,438
Accrued liabilities	1,749	2,873
Billings in excess of costs and estimated earnings on uncompleted contracts	3,438	3,565
Customer deposits	2,834	2,218
Current portion of retirement obligations	560	604
Current portion of long-term debt	155	648
Total current liabilities	10,226	11,346
Pension and retirement obligations, net of current portion	32,513	23,220
Long-term debt, net of current portion	5,136	5,302
Deferred rent obligation	1,480	1,454
Total liabilities	49,355	41,322
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, no par value: 10,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,441,666 shares issued	2,288	2,288
Additional paid-in-capital	54,433	54,385
Common stock in treasury, at cost, 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(46,746)	(44,641)
Accumulated other comprehensive loss	(27,131)	(18,685)
Total stockholders’ deficit	(21,865)	(11,362)
Total liabilities and stockholders’ deficit	$27,490	$29,960

See notes to consolidated financial statements.

consolidated statements of operations

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010
Sales	$28,325	$27,481
Cost of sales	18,410	18,367
Gross profit	9,915	9,114
Operating expenses:
Selling, general and administrative (excluding pension)	5,425	6,600
Research and development	2,684	4,156
Pension	2,543	1,827
Total operating expenses	10,652	12,583
Operating loss	(737)	(3,469)
Interest expense	(648)	(687)
Loss on condemnation of property and equipment	(667)	-
Other income (expense), net	47	(415)
Loss before income tax provision	(2,005)	(4,571)
Income tax provision	(100)	(73)
Net loss	$(2,105)	$(4,644)

Net loss per common share – basic and diluted:	$(0.19)	$(0.42)
Weighted average common shares outstanding – basic and diluted	11,089	11,089

See notes to consolidated financial statements.

consolidated statements of stockholders’

DEFICIT and Comprehensive loss

(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balance, January 1, 2010	11,442	$2,288	$54,355	$(4,709)	$(39,997)	$(17,907)	$(5,970)
Components of comprehensive loss:
Net loss	-	-	-	-	(4,644)	-	(4,644)
Unrealized gains on marketable securities	-	-	-	-	-	679	679
Increase in minimum pension liability	-	-	-	-	-	(1,457)	(1,457)
Total comprehensive loss							(5,422)

Stock-based compensation	-	-	30	-	-	-	30
Balance, December 31, 2010	11,442	2,288	54,385	(4,709)	(44,641)	(18,685)	(11,362)
Components of comprehensive loss:
Net loss	-	-	-	-	(2,105)	-	(2,105)
Unrealized losses on marketable securities	-	-	-	-	-	(201)	(201)
Increase in minimum pension liability	-	-	-	-	-	(8,245)	(8,245)
Total comprehensive loss							(10,551)

Stock-based compensation	-	-	48	-	-	-	48
Balance, December 31, 2011	11,442	$2,288	$54,433	$(4,709)	$(46,746)	$(27,131)	$(21,865)

See notes to consolidated financial statements.

consolidated statements of cash flows

(In thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,105)	$(4,644)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	954	1,150
Provision for excess and obsolete inventory	361	1,777
Loss on condemnation of property	667	-
Other	378	525
Changes in assets and liabilities:
Decrease in restricted cash	100	435
Decrease (increase) in accounts receivable	2,644	(2,345)
Decrease (increase) in inventories	(552)	1,867
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts, net	511	(123)
Increase in prepaid expenses and other assets	(304)	(639)
Increase (decrease) in accounts payable	52	(150)
Decrease in accrued liabilities	(1,099)	(538)
Increase in accrued pension and retirement liabilities	1,004	1,202
Increase (decrease) in customer deposits	616	(1,265)
Net cash provided by (used in) operating activities	3,227	(2,748)

Cash flows from investing activities:
Purchases of property, plant and equipment	(286)	(113)
Proceeds from sale of marketable securities	603	1,232
Net cash provided by investing activities	317	1,119

Cash flows from financing activities:
Net borrowings on line-of-credit agreement	(500)	190
Principal payments on long-term debt	(136)	(137)
Net cash provided by (used in) financing activities	(636)	53

Net change in cash and cash equivalents	2,908	(1,576)
Cash and cash equivalents at beginning of the year	1,024	2,600
Cash and cash equivalents at end of the year	$3,932	$1,024

Non-cash investing and finance activities
Increase to minimum pension and retirement obligation	$8,245	$1,457
Unrealized gain (loss) on marketable securities	(201)	678
Transfer of inventory to property, plant & equipment	82	-
Reduction of long-term debt due to condemnation of property & equipment	153	-

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$547	$569
Income taxes	59	52

See notes to consolidated financial statements.

notes to consolidated financial statements

All dollar amounts are in thousands except share and per share information or unless otherwise indicated.

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Evans & Sutherland Computer Corporation, referred to in these notes as “Evans & Sutherland,” “E&S,” or the “Company,” produces high-quality advanced visual display systems used primarily in full-dome video projection applications, dome projection screens and dome architectural treatments. E&S also produces unique content for planetariums, schools, science centers and other educational institutions and entertainment venues. The Company’s products include state of the art planetarium and dome theater systems consisting of proprietary hardware and software, and other unique visual display systems primarily used to project digital video on large curved surfaces. Additionally, E&S manufactures and installs metal domes with customized optical coatings and acoustical properties that are used for planetarium and dome theaters as well as many other unique custom applications. The Company operates in one business segment, which is the visual simulation market.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three or fewer months to be cash equivalents. The Company maintains cash balances in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant risk with respect to cash. As of December 31, 2011, cash deposits, including restricted cash, exceeded the federally insured limits by approximately $4,819.

Restricted Cash

Restricted cash that guarantees issued letters of credit that mature or expire within one year is reported as a current asset. Restricted cash that guarantees issued letters of credit that mature or expire in more than one year are reported as long-term other assets. There was $352 of restricted cash included in other assets as of December 31, 2011 and 2010.

Marketable Securities

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

Trade Accounts Receivable

In the normal course of business, E&S provides unsecured credit terms to its customers. Accordingly, the Company maintains an allowance for doubtful accounts for possible losses on uncollectible accounts receivable. The Company routinely analyzes accounts receivable and costs and estimated earnings in excess of billings, and considers history, customer creditworthiness, facts and circumstances specific to outstanding balances, current economic trends, and changes in payment terms when evaluating the adequacy of the allowance for doubtful accounts. Changes in these factors could result in material differences to bad debt expense. Past due balances are determined based on contractual terms and are reviewed individually for collectability. Uncollectible accounts receivable are charged against the allowance for doubtful accounts only after exhaustive efforts have been made to collect.

notes to consolidated financial statements

The table below represents changes in E&S’s allowance for doubtful receivables during fiscal year:

	2011	2010
Beginning balance	$679	$965
Recovery of accounts receivable	(179)	-
Reduction in estimated losses on accounts receivable	(30)	(286)
Ending balance	$470	$679

Inventories

Inventories include materials at standard costs, which approximate average costs, as well as inventoried costs on programs and long-term contracts. Inventoried costs include material, direct engineering and production costs, and applicable overhead, not in excess of estimated realizable value. Spare parts and general stock materials are stated at cost not in excess of realizable value. E&S periodically reviews inventories for excess supply, obsolescence, and valuations above estimated realizable amounts, and provide a reserve sufficient to cover these items. Revisions of these estimates could result in the need for adjustments.

During the years ended December 31, 2011 and 2010, E&S recognized losses on inventory impairment of $361 and $1,777 for obsolete and excess quantities of inventory, primarily related to the Evans & Sutherland Laser Projector.

Inventories as of fiscal year-end were as follows:

	2011	2010
Raw materials	$4,767	$7,016
Work-in-process	547	316
Finished goods	571	1,144
Reserve for obsolete inventory	(2,261)	(4,961)
Total inventories, net	$3,624	$3,515

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Leasehold improvements are assigned useful lives the shorter of their useful life or the term of the related lease, including renewal options likely to be exercised. Routine maintenance, repairs and renewal costs are expensed as incurred. When property is retired or otherwise disposed of, the book value of the property is removed from the fixed assets and the related accumulated depreciation accounts. Depreciation is included in cost of sales, research and development or selling, general and administrative expenses depending on the nature of the asset. The cost and estimated useful lives of property, plant and equipment and the total accumulated depreciation and amortization were as follows as of December 31:

	Estimated
	useful lives	2011	2010
Land	n/a	$2,250	$2,250
Buildings and improvements	5 - 40 years	9,717	11,638
Manufacturing machinery and equipment	3 - 8 years	5,523	5,717
Office furniture and equipment	3 - 8 years	779	789
Total		18,269	20,394
Less accumulated depreciation and amortization		(9,966)	(10,802)
Net property, plant and equipment		$8,303	$9,592

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

Intangible Assets

E&S amortizes the cost of intangible assets over their estimated useful lives. Amortizable intangible assets are reviewed at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Software Development Costs

Software development costs, if material, are capitalized from the date technological feasibility is achieved until the product is available for general release to customers. Such costs have not been material during the years presented.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the book value of an asset may not be fully recoverable. When this occurs, the Company reviews the value assigned to long-lived assets by analyzing the anticipated, undiscounted cash flows they generate. When the expected future undiscounted cash flows from these assets do not exceed their carrying balances, the Company determines the estimated fair value of such assets. Impairment is recognized to the extent the carrying amount of the assets exceeds their estimated fair value. Assets held for sale are reported at the lower of their carrying amount or fair value less costs to sell.

Warranty Reserve

E&S provides a warranty reserve for estimated future costs of servicing products under warranty agreements extending for periods from 90 days to one year. Anticipated costs for product warranties are based upon estimates derived from experience factors and are recorded at the time of sale or over the period revenues are recognized for long-term contracts. Warranty reserves are classified as accrued liabilities in the accompanying consolidated balance sheets.

Revenue Recognition

Sales includes revenue from system hardware, software, database products and service contracts. The following table provides information on revenue by recognition method applied during fiscal years:

	2011	2010
Percentage-of-completion	$16,632	$13,542
Completed contract	10,169	12,197
Other	1,524	1,742
Total sales	$28,325	$27,481

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

Multiple Element Arrangements. Some contracts include multiple elements. Significant deliverables in such arrangements commonly include various hardware components of visual display systems, domes, show content and various service and maintenance elements. Revenue earned on elements such as products, services and maintenance contracts are allocated to each element based on the relative fair values of the elements. Relative fair values of elements are generally determined based on actual and estimated selling price. Delivery times of such contracts typically occur within a three to six month time period.

Other. Other revenue consists primarily of amounts earned under maintenance contracts that are generally sold as a single element to customers. Revenue from product maintenance contracts, including separately priced extended warranty contracts, is deferred and recognized over the period of performance under the contract.

Anticipated Losses. For contracts with anticipated losses at completion, a provision is recorded when the loss is probable. After an anticipated loss is recorded, subsequent revenue and cost of sales are recognized in equal, offsetting amounts as contract costs are incurred and do not generate further gross profits.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the year. Stock options are common stock equivalents.

Basic income or loss per common share is based upon the average number of shares of common stock outstanding during the year. There were no dilutive shares in 2011 or 2010. Potentially dilutive securities from stock options are discussed in Note 10.

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

Other Comprehensive Loss

On a net basis for 2011 and 2010, there were deferred income tax assets resulting from items reflected in comprehensive loss. However, E&S has determined that it is more likely than not that it will not realize such net deferred income tax assets and has therefore established a valuation allowance against the full amount of the net deferred income tax assets. Accordingly, the net income tax effect of the items included in other comprehensive loss is zero. Therefore, the Company has included no income tax expense or benefit in relation to items reflected in other comprehensive loss.

The components of accumulated other comprehensive loss were as follows as of December 31:

	2011	2010
Additional minimum pension liability	$(26,949)	$(18,704)
Net unrealized holding gains (losses) on investments	(182)	19
Total accumulated other comprehensive loss	$(27,131)	$(18,685)

notes to consolidated financial statements

Leases

The Company recognizes scheduled rent increases on a straight-line basis over the lease term, which may include optional lease renewal terms, and deferred rent income and expense are recognized to reflect the difference between the rent paid or received in the current period and the calculated straight-line amount.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Adoption of this standard is expected to change the presentation of comprehensive income in the Company’s consolidated financial statements.

Liquidity

Recurring losses have produced negative cash flows from operating activities and losses in the value of investments in late 2008 along with low market interest rates have increased E&S’s unfunded pension obligation. As a result, the Company has accumulated a stockholders’ deficit of $21,865 as of December 31, 2011 which has negatively affected its liquidity and capital resources. This pressure on near term liquidity and capital resources continues but has lessened in 2011 with cost reduction efforts that have improved the results of operations. After reductions in R&D activities and overhead costs, improved results have significantly reduced the Company’s use of cash in operating activities. Also marketable securities provide a liquid resource that is available if needed for working capital. The Company believes existing sources of liquidity and results of operations will adequately fund its obligations through 2012 and into 2013. This will continue to depend on a sufficient stream of new orders with adequate customer progress payments in 2012. There can be no assurance that the Company will be successful in these efforts. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Marketable Securities

As of July 2, 2010, the Company amended the terms of the trust used to fund the Supplemental Executive Retirement Plan (the “SERP”)(see Note 6 - Employee Retirement Benefit Plans).  As a result, the marketable securities previously held in the trust are in a custodial account with the former trustee from which it continues to pay the SERP benefits and are available for other working capital requirements if necessary. The Company has classified its marketable securities as available for sale. Prior to the July 2, 2010 amendment, the investments were presented as long-term restricted marketable securities.

Realized gains on marketable securities totaled $94 and $319 for the years ended December 31, 2011 and 2010, respectively. The following tables summarize the Company’s marketable securities’ adjusted cost, gross unrealized gains (losses) and fair value:

notes to consolidated financial statements

	December 31, 2011
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mutual funds - equity securities	$1,488	$15	$(202)	$1,301
Mutual funds - debt securities	309	8	(3)	314
Money market mutual funds	51	-	-	51
Total	$1,848	$23	$(205)	$1,666

	December 31, 2010
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mutual funds - equity securities	$1,859	$143	$(139)	$1,863
Mutual funds - debt securities	443	16	(1)	458
Money market mutual funds	55	-	-	55
Total	$2,357	$159	$(140)	$2,376

The Company considers the declines in market value of its marketable securities to be temporary in nature.  The investments consist of mutual funds selected according to an asset allocation policy of diversification and long-term growth.   When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell the investment before recovery of the investment’s amortized cost basis. During the years ended December 31, 2011 and 2010, the Company did not recognize any other-than-temporary impairment charges on outstanding securities. As of December 31, 2011, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

notes to consolidated financial statements

Marketable securities measured at fair value on a recurring basis are summarized below:

Description	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Mutual funds - equity securities	$1,301	$1,301	$-	$-
Mutual funds - debt securities	314	314	-	-
Money market mutual funds	51	51	-	-
Total	$1,666	$1,666	$-	$-

Description	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Mutual funds - equity securities	$1,863	$1,863	$-	$-
Mutual funds - debt securities	458	458	-	-
Money market mutual funds	55	55	-	-
Total	$2,376	$2,376	$-	$-

Note 3 – Definite-Lived Intangible Assets and Goodwill

Definite-lived intangible assets and goodwill consisted of the following as of December 31, 2011 and 2010:

		December 31,
		2011		2010

Class	Weighted Avg. Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Maintenance and legacy customers	10	$350	$(219)	$350	$(185)
Planetarium shows	10	280	(187)	280	(161)
Intellectual property rights	-	350	(350)	350	(291)
Total	10	$980	$(756)	$980	$(637)

Amortization expense for the years ended December 31, 2011 and 2010 was $119 and $136, respectively.

Maintenance and legacy customers and planetarium shows represent the value of definite-lived intangibles that were identified in the acquisition of Spitz, Inc. (“Spitz”) in 2006. Also in 2006, the Company acquired certain intellectual property rights to protect the application of certain processes in the use of its products for cash payments totaling $350.

notes to consolidated financial statements

Estimated future amortization expense is as follows:

	December 31,
Class	2012	2013	2014	2015	2016
Maintenance and legacy customers	$30	$30	$28	$28	$15
Planetarium shows	25	22	20	14	12
Total	$55	$52	$48	$42	$27

Goodwill of $635 resulted from the acquisition of the Company’s wholly owned subsidiary, Spitz, and was measured as the excess of the $2,884 purchase consideration paid over the fair value of the net assets acquired. The Company has made its annual assessment of impairment of goodwill and has concluded that goodwill is not impaired as of December 31, 2011.

Note 4 - Costs and Estimated Earnings on Uncompleted Contracts

Comparative information with respect to uncompleted contracts at fiscal year-end:

	2011	2010
Total accumulated costs and estimated earnings on uncompleted contracts	$20,117	$24,436
Less total billings on uncompleted contracts	(22,099)	(25,907)
	$(1,982)	$(1,471)

The above amounts are reported in the consolidated balance sheets as follows:

	2011	2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,456	$2,094
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,438)	(3,565)
	$(1,982)	$(1,471)

Note 5 - Leases

The Company occupies real property and uses certain equipment under lease arrangements that are accounted for as operating leases. The Company’s real property leases contain escalation clauses. Rental expense for all operating leases for 2011 and 2010 was $172 and $171, respectively.

Future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Fiscal year
2012	$116
2013	131
2014	136
2015	136
2016	136
Thereafter	2,510
Total	$3,165

Note 6 - Employee Retirement Benefit Plans

Pension Plan

The Pension Plan is a qualified defined benefit pension plan funded by Company contributions. The Company’s funding policy is to contribute amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations. The Pension Plan was frozen in 2002. Benefits at normal retirement age (65) are based upon the employee’s years of service as of the date of the curtailment for employees not yet retired, and the employee’s compensation prior to the curtailment.

notes to consolidated financial statements

Supplemental Executive Retirement Plan

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”). The SERP provides eligible executives defined pension benefits, outside the pension plan, based on average salary, years of service and age at retirement. The SERP was amended in 2002 to discontinue further SERP gains from future salary increases and close the SERP to new participants.

401(k) Deferred Savings Plan

The Company has a deferred savings plan that qualifies under Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all employees of the Company who have at least one year of service and who are age 18 or older. Matching contributions are made on employee contributions after the employee has achieved one year of service. Extra matching contributions can be made based on profitability and other financial and operational considerations. No extra matching contributions have been made to date. Contributions to the 401(k) plan for 2011 and 2010 were $170 and $172, respectively.

Executive Savings Plan

The Executive Savings Plan (“ESP”) was an unfunded nonqualified deferred compensation plan that had been in effect since 1995. The ESP provided management employees designated by the Board of Directors with the opportunity for supplemental tax-deferred retirement savings. Under the ESP, eligible employees made annual elections to contribute a portion of their cash compensation on a tax-deferred basis and received Company matching amounts with the same percentage limit as the qualified 401(k) plan. The ESP also provided participants with a supplemental death benefit. E&S purchased Company-owned life insurance policies insuring the lives of participants in the ESP which accumulated asset values to offset the deferred compensation liability and insure the potential cost of death benefits.

In 2011, the Board of Directors terminated the ESP. The termination eliminates the cost of matching contributions and insurance as well as the administration of the ESP. After the termination of the ESP in 2011, the Company surrendered the company-owned life policies and used the accumulated cash value proceeds to pay a portion of the deferred compensation liability to eligible plan participants. Remaining proceeds were invested in certificates of deposits held in a bank custodial account to supplement the payment of the remaining deferred compensation liability. The custodial account funds and cash value of Company-owned life insurance policies were recorded as prepaid expense and deposits of $339 and $843 as of December 31, 2011 and 2010, respectively. The liability for deferred compensation under the ESP was $524 and $959 as of December 31, 2011 and 2010, respectively, and was recorded with accrued liabilities. There were no contributions to the ESP in 2011 and 2010. The remaining deferred compensation liability of $524, which was frozen upon termination of the ESP, is expected to be paid to participants in 2012.

Obligations and Funded Status for Pension Plan and SERP

E&S uses a December 31 measurement date for both the Pension Plan and the SERP.

Information concerning the obligations, plan assets and funded status of employee retirement defined benefit plans are provided below:

	Pension Plan		SERP
	2011	2010	2011	2010
Changes in benefit obligation
Projected benefit obligation at beginning of the year	$44,802	$42,303	$5,544	$5,563
Service cost	-	-	-	-
Interest cost	2,110	2,299	257	294
Actuarial loss	7,498	2,850	480	314
Benefits paid	(290)	(317)	(591)	(627)
Settlement payments	(3,510)	(2,332)	-	-
Projected benefit obligation at end of the year	$50,610	$44,803	$5,690	$5,544

notes to consolidated financial statements

	Pension Plan		SERP
Changes in plan assets	2011	2010	2011	2010
Fair value of plan assets at beginning of the year	$26,522	$26,700	$-	$-
Actual return (loss) on plan assets	(442)	2,472	-	-
Contributions	945	-	592	627
Benefits paid	(290)	(317)	(592)	(627)
Settlements payments	(3,509)	(2,332)	-	-
Fair value of plan assets at end of the year	$23,226	$26,523	$-	$-

Net Amount Recognized
Unfunded status	$(27,384)	$(18,280)	$(5,689)	$(5,544)
Unrecognized net actuarial loss	25,399	17,648	1,755	1,309
Unrecognized prior service cost	-	-	(205)	(253)
Net amount recognized	$(1,985)	$(632)	$(4,139)	$(4,488)

Amounts recognized in the consolidated balance sheets consisted of:

	Pension Plan		SERP
	2011	2010	2011	2010
Accrued liability	$(27,384)	$(18,280)	$(5,689)	$(5,544)
Accumulated other comprehensive loss	25,399	17,648	1,550	1,056
Net amount recognized	$(1,985)	$(632)	$(4,139)	$(4,488)

Components of net periodic benefit cost:

	Pension Plan		SERP
	2011	2010	2011	2010
Service cost	$-	$-	$-	$-
Interest cost	2,110	2,299	257	294
Expected return on assets	(2,003)	(2,053)	-	-
Amortization of actuarial loss	431	397	36	21
Amortization of prior year service cost	-	-	(49)	(49)
Settlement charge	1,761	918	-	-
Net periodic benefit cost	$2,299	$1,561	$244	$266

Additional information

There was an increase to unrecognized net actuarial loss recorded in other comprehensive loss for the Pension Plan of $7,752 and $1,116 during 2011 and 2010, respectively, which arose from changes to the funded status of the Pension Plan obligations at the end of each year. During 2012, E&S expects to recognize $682 of accumulated other comprehensive loss as a component of 2012 net periodic benefit cost.

There was an increase to the SERP minimum liability recorded in other comprehensive income of $493 and $340 during 2011 and 2010, respectively, which arose from changes to the funded status of SERP obligations at the end of each year.

Assumptions

The weighted average assumptions used to determine benefit obligations and net periodic cost as of December 31, 2011 and 2010, included a discount rate of 3.8% and 4.9%, respectively, in each period for the Pension Plan and SERP. The weighted average assumption used to determine an expected long-term rate of return on Pension Plan assets was 8.0%.

notes to consolidated financial statements

The long-term rate of return on plan assets was estimated as the weighted average of expected return of each of the asset classes in the target allocation of plan assets. The expected return of each asset class is based on historical market returns.

Pension Plan Assets

The Pension Plan’s weighted-average asset allocations and weighted-average targeted asset allocations for each of the years presented are as follows:

	2011	2011	2010
Asset allocation category of plan assets	Target %	Actual %	Actual %
Mutual funds - equity securities	60	57	61
Mutual funds - debt securities	25	24	23
Real estate investment trust	5	7	5
Hedge funds	10	12	11

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

No securities of the Company were part of the Pension Plan assets as of December 31, 2011 or 2010.

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

Description	December 31, 2011	Level 1	Level 2	Level 3
Pension Plan Assets:
Mutual funds - equity securities	$13,208	$13,208	$-	$-
Mutual funds - debt securities	5,381	5,381	-	-
Real estate investment trust	1,630	-	-	1,630
Hedge fund	2,667	-	2,667	-
Money market mutual funds	340	340	-	-
Total	$23,226	$18,929	$2,667	$1,630

notes to consolidated financial statements

Description	December 31, 2010	Level 1	Level 2	Level 3
Pension Plan Assets:
Mutual funds - equity securities	$16,058	$16,058	$-	$-
Mutual funds - debt securities	6,010	6,010	-	-
Real estate investment trust	1,442	-	-	1,442
Hedge fund	2,725	-	2,725	-
Money market mutual funds	288	288	-	-
Total	$26,523	$22,356	$2,725	$1,442

The following table provides further details of the Level 3 fair value measurements.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	December 31,
Pension Plan Assets – Real estate investment trust:	2011	2010
Beginning balance	$1,442	$1,142
Actual return on plan assets – gain (loss)	(91)	(100)
Purchases, sales, issuances and settlements (net)	50	400
Ending balance	$1,401	$1,442

Cash Flow

Employer contributions

The Company’s funding policy is to contribute amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations. E&S expects to make contributions of approximately $2,030 to the Pension Plan in 2012.

The Company is not currently required to fund the SERP. All benefit payments are made by E&S directly to those who receive benefits from the SERP. As such, these payments are treated as both contributions and benefits paid for reporting purposes.

The Company previously had marketable securities invested in a trust intended to fund the SERP obligations. As of July 2, 2010, the Company amended the terms of the trust used to fund the SERP.  As a result, the marketable securities previously held in the trust are in a custodial account with the former trustee from which it continues to pay the SERP benefits and are available for other working capital requirements, if necessary. The Company has classified these investments as marketable securities. Prior to the July 2, 2010 amendment, the investments were presented as restricted marketable securities.

The Company expects to contribute and pay benefits of approximately $560 related to the SERP in 2012. This contribution is expected to be made by liquidating marketable securities.

notes to consolidated financial statements

Estimated future benefit payments

The following benefit payments are expected to be paid based on actuarial estimates and prior experience:

	Pension
Fiscal years	Plan	SERP
2012	$2,893	$560
2013	2,426	531
2014	3,418	523
2015	2,941	533
2016	3,518	502
2017-2021	18,565	2,104

Note 7 –Debt

Long-term debt consisted of the following as of December 31:

	2011	2010
First mortgage note payable due in monthly installments of $23 including interest at 5.75% through January 1, 2024; payment and rate subject to adjustment every 3 years, next adjustment January 14, 2013	$2,407	$2,529

Second mortgage note payable due in monthly installments of $4 including interest at 5.75% through October 1, 2028; payment and rate subject to adjustment every 5 years, next adjustment October 1, 2013	456	470

Revolving credit note payable, interest at Wall Street Journal Prime Rate of 3.25%	-	500

Sale/leaseback financing	2,428	2,451
Total debt	5,291	5,950
Current portion of long-term debt	(155)	(648)
Long-term debt, net of current portion	$5,136	$5,302

Principal maturities on total debt are scheduled to occur in the following years:

2012	$155
2013	165
2014	2,603
2015	186
2016	196
Thereafter	1,986
Total debt	$5,291

notes to consolidated financial statements

Mortgage Notes

The first mortgage note payable represents the balance on a $3,200 note (“First Mortgage Note”) issued on January 14, 2004 by Spitz. The First Mortgage Note requires repayment in monthly installments of principal and interest over 20 years. On each third anniversary of the First Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”). The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance as of the date of the change in the interest rate over the remaining portion of the original 20-year term. On January 14, 2010, the 3YCMT was 1.49% and the interest rate on the First Mortgage Note adjusted to 5.75% per annum. As a result of the interest rate adjustment, the monthly installment amount was changed from $26 to $23.

The second mortgage note payable represents the balance on a $500 note (“Second Mortgage Note”) issued on September 11, 2008 by Spitz. The Second Mortgage Note requires repayment in monthly installments of principal and interest over 20 years. On each fifth anniversary of the Second Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over 3YCMT. The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original 20-year term. The monthly installment for the first 5 years is $4 and includes interest at 5.75% per annum.

The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreement. The real property had a carrying value of $4,627 as of December 31, 2011. The Mortgage Notes are guaranteed by E&S.

Line of Credit

The Company is a party to a Credit Agreement with a commercial bank which permits borrowings of up to $1,100 to fund Spitz working capital requirements. Interest is charged on amounts borrowed at the Wall Street Journal Prime Rate. Borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The Credit Agreement and Mortgage Notes contain cross default provisions whereby the default of either agreement will result in the default of both agreements. The Credit Agreement has no fixed term or maturity date but can be terminated by the bank at any time whereby any borrowings under the Credit Agreement are payable upon demand by the bank. The weighted average balance for borrowings outstanding under the Credit Agreement was $342 for 2010 and the weighted average interest rate charged on borrowings outstanding under the Credit Agreement was 3.25% for 2010. There were no borrowings outstanding under the Credit Agreement during 2011.

Sale/Leaseback Financing

In November 2009, the Company completed a purchase agreement with a buyer, Wasatch Research Park I, LLC (“Wasatch”) to sell its corporate office buildings and its interest in the lease for the land occupied by the buildings in Utah for $2,500. Under the agreement, E&S transferred legal title of the buildings including improvements and assigned the related land lease to Wasatch. E&S also entered into a sublease agreement to lease back the land and building for rent of $501 per year, of which $126 represents the land lease and $375 represents the building lease. The sublease agreement has a term of 5 years with an option for two subsequent 5 year renewal periods. The agreement provided the Company with a 5-year option to repurchase all of the buildings under lease or only one of the buildings known as the Substation along with the lease interest in the land. In 2011, Rocky Mountain Power (“RMP”), a public utility company, obtained a decree of condemnation of the Substation so that RMP may repurpose the Substation for public use (see Note 12). As such the Company no longer has the option to buy the Substation.

notes to consolidated financial statements

The repurchase price for the buildings excluding the Substation for the remaining term of the repurchase option is as follows:

Date
From:	To:	Repurchase price:
November 1, 2011	October 31, 2012	$2,579
November 1, 2012	October 31, 2013	$2,837
November 1, 2013	October 31, 2014	$3,120

The arrangement was accounted for as a financing and no sale was recorded because the Company has the right to repurchase the property. Therefore, the assets representing the building and improvements remain in property, plant and equipment and the Company recorded the net proceeds of the sale as long-term debt. The $126 portion of the sublease payment attributable to the land lease is equivalent to the payment under the assigned land lease and therefore is subject to the same rent escalations the Company was bound to before the assignment. The land lease portion of the sublease payment is recorded as rent expense consistent with the treatment of the prior land lease payment before the assignment of the lease. The $375 portion of the sublease agreement attributable to the building lease is accounted for as debt service under the financing transaction. The net proceeds of the financing amounted to $2,329 consisting of the $2,500 sales price less a security deposit of $125, prorated building rent of $15 and the first monthly payment of $31. E&S records interest expense at a rate of approximately 20% imputed from the estimated cash flows assuming it exercises the option to repurchase the property at the end of the 5-year term. In the event that E&S exercises the option to repurchase the property sooner than the end of the 5-year term, the difference between the book balance of the debt and the repurchase cost would be recorded as a prepayment premium or discount on the payoff of the debt balance. The cash payment required to repurchase the property on December 31, 2011 was $2,454 consisting of $2,579 repurchase price under the agreement less a credit for the $125 security deposit. Accordingly, if the Company had exercised its option to repurchase the property on December 31, 2011, it would have recorded a prepayment premium of approximately 1% in the amount of $26 over the $2,428 book balance of the debt.

Note 8 - Income Taxes

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company is subject to audit by the IRS and various states for tax years dating back to 2008. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Income tax expense for 2011 and 2010 consisted of $100 and $73, respectively, of state income taxes. The actual expense differs from the expected tax (expense) benefit as computed by applying the U.S. federal statutory income tax rate of 34 percent, during fiscal year:

	2011	2010
Tax (expense) benefit at U.S. federal statutory rate	$682	$1,551
State taxes (net of federal income tax benefit)	-	155
Change in cash surrender value of life insurance	(197)	(6)
Change in valuation allowance attributable to operations	(520)	(1,272)
Other, net	(65)	(501)
Tax expense	$(100)	$(73)

notes to consolidated financial statements

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities as of fiscal year-end:

	2011	2010
Deferred income tax assets:
Plant and equipment, principally due to differences in depreciation	$662	$630
Inventory reserves and other inventory related temporary basis differences	357	1,481
Warranty, vacation, deferred rent and other liabilities	970	1,631
Retirement liabilities	1,614	1,750
Net operating loss carryforwards	65,356	62,903
Credit carryforwards	1,428	1,428
Other	955	999
Total deferred income tax assets	71,342	70,822
Less valuation allowance	(71,342)	(70,822)
Net deferred income tax assets	-	-
Deferred income tax liabilities:
Total deferred income tax liabilities	-	-
Net deferred income tax assets and liabilities	$-	$-

Worldwide loss before income taxes consisted of the following:

	2011	2010
United States	$(2,005)	$(4,561)
Foreign	-	(10)
Total	$(2,005)	$(4,571)

Income tax (expense) benefit consisted of the following:

	2011	2010
Current
U.S. federal	$-	$-
State	(100)	(73)
Foreign	-	-
Total	$(100)	$(73)
Deferred
U.S. federal	$235	$1,069
State	285	203
Foreign	-	-
Total	520	1,272
Valuation allowance increase	(520)	(1,272)
Total	$-	$-

E&S has total federal net operating loss carryforwards of approximately $170,000 which expire from 2012 through 2031. The Company has various federal tax credit carryforwards of approximately $1,400, a portion of which expire between 2012 and 2016. E&S also has state net operating loss carryforwards of approximately $148,500 that expire at various dates depending on the rules of the states to which the loss or credit is allocated.

During the years ended December 31, 2011 and 2010, the valuation allowance on deferred income tax assets increased by $520 and $1,272, respectively. Valuation allowances were established according to the belief that it is more likely than not that these net deferred income tax assets will not be realized.

notes to consolidated financial statements

Note 9 - Commitments and Contingencies

Letters of Credit

The Company has finance arrangements which facilitate the issuance of letters of credit and bank guarantees. Under the terms of the arrangements, E&S is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit or bank guarantees issued, plus other amounts necessary to adequately secure obligations with the financial institution. As of December 31, 2011, there were outstanding letters of credit and bank guarantees of $1,414, which are scheduled to expire between 2012 and 2014. There was $352 of restricted cash included in other assets as of each of December 31, 2011 and 2010.

Note 10 - Stock Option Plan

In 2004, shareholders approved the adoption of the 2004 Stock Incentive Plan of Evans & Sutherland Computer Corporation (“2004 Plan”), which expires in 2014. The 2004 Plan is a stock incentive plan that provides for the grant of options and restricted stock awards to employees and for the grant of options to non-employee directors. Under the 2004 Plan non-employee directors may receive an annual option grant for no more than 10,000 shares. New non-employee directors may receive an option grant for no more than 10,000 shares upon their appointment or election. In addition, with the adoption of this plan no additional options can be issued under any of the prior stock-based plans. The 2004 Plan establishes a minimum exercise price for options of 110% of fair market value on the date of grant. Restricted stock awards may be qualified as a performance-based award that conditions a participant’s award upon achievement by the Company or its subsidiaries of performance goals established by the Board of Directors’ Compensation Committee.

The number of shares, terms, and exercise periods of option grants are determined by the Board of Directors on an option-by-option basis. Options generally vest ratably over three years and expire ten years from the date of grant. As of December 31, 2011, options to purchase 1,622,496 shares of common stock were authorized and reserved for future grant.

A summary of activity follows (shares in thousands):

	2011		2010
		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price
Outstanding at beginning of the year	1,138	$4.29	1,355	$4.80
Granted	101	.88	-	-
Exercised	-	-	-	-
Cancelled	(88)	7.62	(217)	7.46
Outstanding at end of year	1,151	3.74	1,138	4.29

Exercisable at year end	989	4.24	961	4.98

The weighted average fair value of options granted during 2011 and 2010 was $0.80 and none. As of December 31, 2011, options exercisable and options outstanding had a weighted average remaining contractual term of 4.1 and 4.7 years, respectively, and an aggregate intrinsic value of $6 and $8, respectively. As of December 31, 2010, options exercisable and options outstanding had a weighted average remaining contractual term of 4.4 and 4.9 years, respectively, and an aggregate intrinsic value $44 and $131, respectively.

notes to consolidated financial statements

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants made in 2011:

Expected life (in years)	3.5
Risk free interest rate	1.03
Expected volatility	357%
Dividend yield	-

Expected option lives and volatilities are based on historical data of the Company. The risk free interest rate is calculated as the average US Treasury bill rate that corresponds with the option life. Historically, the Company has not declared dividends and there are no future plans to do so.

As of December 31, 2011, there was approximately $34 of total unrecognized share-based compensation cost related to grants under the plans that will be recognized over a weighted-average period of two years.

Share-based compensation expense, from awards under the 2004 Plan for the years ended December 31, 2011 and 2010 amounted to $48 and $30, respectively, and was recorded as general and administrative expense.

Note 11 - Preferred Stock

Class A Preferred Stock

The Company has 5,000,000 authorized shares of Class A Preferred Stock. As of December 31, 2011 and 2010, there were no Class A Preferred shares of stock outstanding.

Class B Preferred Stock

The Company has 5,000,000 authorized shares of Class B Preferred Stock. As of December 31, 2011 and 2010, there were no Class B Preferred shares of stock outstanding.

Note 12 – Loss on Condemnation of Property

In April 2011, Rocky Mountain Power (“RMP”), a public utility company, filed a complaint against the Company and Wasatch Research Park I, LLC (“Wasatch”) in the Third Judicial District Court, Salt Lake County, UT. Wasatch owns legal title to the buildings and leasehold interest in the land which the Company occupies (collectively, the “Properties”) pursuant to a series of agreements (the “Agreements”) which also grants the Company the option to repurchase the Properties or a certain portion of the Properties, known as the Substation Building (the “Substation”). The arrangement between E&S and Wasatch was accounted for as a financing and the lease obligation and repurchase option has been recorded as long-term debt as discussed more fully in Note 7. The Agreements also provided for a sharing of proceeds between the Company and Wasatch in the event of a sale of the Substation through various scenarios. In the complaint, RMP obtained a decree of condemnation of the Substation so that RMP may repurpose the Substation for public use. RMP requested a determination of just compensation for the appropriation of the Substation from the Company and Wasatch, and has offered and paid to Wasatch a preliminary compensation amount of $231.

During September 2011, RMP took possession of the Substation and the Company no longer retained use of the assets. The loss of the Substation has had no adverse impact on the Company’s near term operations as RMP will continue to provide adequate power supply under public utility services. However, for the long term the Company expects its power costs will be greater than they would have been had it retained ownership of the Substation. During November 2011, the Company and Wasatch entered into an amendment (the “Amendment”) to the Agreements that clarified the sharing of proceeds from the condemnation and the Company’s option to repurchase the Substation. The Amendment provided that Wasatch will retain 100% of the $231 preliminary compensation and the Company forfeited its right to repurchase the Substation. The Amendment also provides that the Company and Wasatch will share equally in any proceeds in excess of the $231 less legal expenses.

 notes to consolidated financial statements

The Substation was recorded as part of property, plant and equipment at a net book value of $819 at the time RMP took possession of it. As a result of the possession of the Substation by RMP, the Company has recorded a $667 loss on condemnation of property, which consisted of the Substation net book value of $819 less consideration of $152 received in the form of a reduction to the sale/leaseback financing obligation included with long-term debt (see Note 7). The $152 debt reduction represents the repurchase option for the Substation only which was originally recorded as part of the sale/leaseback financing obligation. The Company and Wasatch are awaiting the final determination of the value of the Substation through negotiation and legal proceedings. The Company believes that the Substation value is higher than the offer of $231, but the Company is uncertain as to the final outcome of this matter.

Note 13 - Geographic Information

The table below presents sales by geographic location:

	2011	2010
United States	$15,624	$12,092
International	12,701	15,389
Total sales	$28,325	$27,481

Note 14 - Significant Customers

As of December 31, 2011, Customers A and B represented 36% and 15% of accounts receivable, respectively. As of December 31, 2010, Customers A and C represented 22% and 35% of accounts receivable, respectively.

As of December 31, 2011, Customers A, D, E and F represented 16%, 16%, 15% and 11% of costs and estimated earnings in excess of billings. As of December 31, 2010, Customers C and G represented 19% and 14% of accounts receivable, respectively.

For the year ended December 31, 2011, no individual customer represented 10% or more of total sales. For the year ended December 31, 2010, Customers A, C and H represented 10%, 13% and 12% of total sales.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Evans & Sutherland Computer Corporation

We have audited the accompanying consolidated balance sheets of Evans & Sutherland Computer Corporation (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Evans & Sutherland Computer Corporation as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Tanner LLC

Salt Lake City, Utah

March 12, 2012

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

item 9B.     OTHER INFORMATION

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND cORPORATE gOVERNANCE

Certain information required by Item 401 of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2012 Annual Meeting of Shareholders and that information is incorporated herein by reference. Information required by Item 405 of Regulation S-K will be included under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for our 2012 Annual Meeting of Shareholders and that information is incorporated herein by reference. Certain information required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” The information required by Item 407(c)((3), 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2012 Annual Meeting of Shareholders and that information is herein incorporated by reference.

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

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item will be included under the captions, “Executive Compensation,” and, “Election of Directors,” in the Proxy Statement for our 2012 Annual Meeting of Shareholders and that information is herein incorporated by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELaTED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for our 2012 Annual Meeting of Shareholders and that information is herein incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2011

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,151,185	$3.74	1,622,496
Equity compensation plans not approved by security holders	-	-	-
Total	1,151,185	$3.74	1,622,496

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption, “Certain Relationships and Related Party Transactions,” in the Proxy Statement for our 2012 Annual Meeting of Shareholders and that information is herein incorporated by reference. The information required by Item 407(a) of Regulation S-K will be included under the caption, “Election of Directors,” in the Proxy Statement for our 2012 Annual Meeting of Shareholders and that information is herein incorporated by reference

ITEM 14.       pRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the caption, “Report of the Audit Committee of the Board of Directors,” in the Proxy Statement for our 2012 Annual Meeting of Shareholders and that information is herein incorporated by reference.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report

1.     Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this report on Form 10-K.

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statement of Operations for the years ended December 31, 2011 and 2010

•	Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss for the years ended December 31, 2011 and 2010

•	Consolidated Statement of Cash Flows for the years ended December 31, 2011 and 2010

•	Notes to Consolidated Financial Statements

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

March 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date
Chief Executive Officer
/s/	David H. Bateman	and Director	March 12, 2012
	David H. Bateman	(Principal Executive Officer)
Chief Financial Officer
/s/	Paul L. Dailey	(Principal Financial Officer and	March 12, 2012
	Paul L. Dailey	Principal Accounting Officer)

/s/	David J. Coghlan	Chairman of the Board	March 12, 2012
David J. Coghlan

/s/	William Schneider Jr.	Director	March 12, 2012
William Schneider, Jr.

/s/	James P. McCarthy	Director	March 12, 2012
James P. McCarthy

/s/	E. Michael Campbell	Director	March 12, 2012
E. Michael Campbell

