Form 10-Q
period 2012-03-30
EVANS & SUTHERLAND COMPUTER CORP
filed 2012-05-04
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended March 30, 2012

or

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

Yes ☐ No ☒

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on April 27, 2012 was 11,089,199.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended March 30, 2012

		Page No.

	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 30, 2012 and April 1, 2011	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 30, 2012 and April 1, 2011	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	15

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits	16

SIGNATURE		17

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share and per share data)

	March 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,998	$3,932
Restricted cash	816	1,062
Marketable securities	1,695	1,666
Accounts receivable, less allowances for doubtful receivables of $414 and $470, respectively	4,062	4,040
Costs and estimated earnings in excess of billings on uncompleted contracts	2,827	1,456
Inventories, net	3,256	3,624
Prepaid expenses and deposits	927	720
Total current assets	15,581	16,500
Property, plant and equipment, net	8,147	8,303
Goodwill	635	635
Intangible assets, net	210	224
Other assets	1,912	1,828
Total assets	$26,485	$27,490
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$955	$1,490
Accrued liabilities	1,742	1,749
Billings in excess of costs and estimated earnings on uncompleted contracts	2,654	3,438
Customer deposits	2,496	2,834
Current portion of retirement obligations	539	560
Current portion of long-term debt	158	155
Total current liabilities	8,544	10,226
Pension and retirement obligations, net of current portion	32,640	32,513
Long-term debt, net of current portion	5,144	5,136
Deferred rent obligation	1,484	1,480
Total liabilities	47,812	49,355

Commitments and contingencies

Stockholders' deficit:
Preferred stock, no par value: 10,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,441,666 shares issued	2,288	2,288
Additional paid-in capital	54,443	54,433
Common stock in treasury, at cost: 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(46,386)	(46,746)
Accumulated other comprehensive loss	(26,963)	(27,131)
Total stockholders' deficit	(21,327)	(21,865)
Total liabilities and stockholders' deficit	$26,485	$27,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited) (In thousands, except per share data)

	Three Months Ended
	March 30,	April 1,
	2012	2011

Sales	$7,817	$5,637
Cost of sales	4,548	4,176
Gross profit	3,269	1,461
Operating expenses:
Selling, general and administrative (excluding pension)	1,472	1,291
Research and development	604	751
Pension	555	425
Total operating expenses	2,631	2,467
Operating income (loss)	638	(1,006)
Other expense, net	(217)	(90)
Income (loss) before income tax provision	421	(1,096)
Income tax provision	(61)	(42)
Net income (loss)	$360	$(1,138)

Net income (loss) per common share – basic and diluted	$0.03	$(0.10)

Weighted average common shares outstanding – basic	11,089	11,089
Weighted average common shares outstanding – diluted	11,125	11,089

Comprehensive Income
Net income (loss)	$360	$(1,138)
Other comprehensive income:
Unrealized gains on marketable securities	168	24
Comprehensive income (loss)	$528	$(1,114)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended
	March 30,	April 1,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$360	$(1,138)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	210	251
Other	224	(58)
Change in assets and liabilities:
Decrease in restricted cash	246	267
Decrease in accounts receivable, net	34	3,777
Decrease (increase) in inventories	265	(32)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(2,155)	(208)
Increase in prepaid expenses and deposits	(409)	(12)
Increase (decrease) in accounts payable	(535)	92
Decrease in accrued liabilities	(3)	(827)
Increase in pension and retirement obligations	106	267
Increase (decrease) in customer deposits	(338)	875
Net cash provided by (used in) operating activities	(1,995)	3,254

Cash flows from investing activities:
Purchases of property, plant and equipment	(40)	(49)
Proceeds from sale of marketable securities	139	160
Net cash provided by investing activities	99	111

Cash flows from financing activities:
Net principal payments on line-of-credit agreement	-	(500)
Principal payments on long-term debt	(38)	(37)
Net cash used in financing activities	(38)	(537)

Net increase (decrease) in cash and cash equivalents	(1,934)	2,828
Cash and cash equivalents at beginning of the period	3,932	1,024
Cash and cash equivalents at end of the period	$1,998	$3,852

Non-cash investing and financing activities:
Unrealized gain on marketable securities	$168	$24

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$161	$138
Cash paid for income taxes	17	19

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

All dollar amounts (except per share amounts) in thousands unless otherwise indicated.

1.	GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation and subsidiaries (collectively, the “Company” and “E&S”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with U.S. generally accepted accounting principles (“US GAAP”). This report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The accompanying unaudited condensed consolidated balance sheets, statements of comprehensive income (loss), and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the three month period ended March 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

Completed Contract. Contract arrangements which typically require a relatively short period of time to complete the production, modification, and customization of products are accounted for using the completed contract method. Accordingly, revenue is recognized upon delivery of the completed product, provided persuasive evidence of an arrangement exists, title and risk of loss have transferred to the customer, the fee is fixed or determinable, and collection is reasonably assured.

Multiple Element Arrangements. Some contracts include multiple elements. Significant deliverables in such arrangements commonly include various hardware components of our visual display systems, domes, show content and various service and maintenance elements. Revenue earned on elements such as products, services and maintenance contracts are allocated to each element based on the relative fair values of the elements. Relative fair values of elements are generally determined based on actual and estimated selling price. Delivery times of such contracts typically occur within a three- to six-month period.

Other. Other revenue consists primarily of amounts earned under maintenance contracts that are generally sold as a single element. Revenue from product maintenance contracts, including separately priced extended warranty contracts, is deferred and recognized over the period of performance under the contract.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based on the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents. As of March 30, 2011, there were outstanding common stock equivalents to purchase 1,161,819 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Inventories, net

Inventories consisted of the following:

	March 30,	December 31,
	2012	2011

Raw materials	$4,240	$4,767
Work-in-process	258	547
Finished goods	1,122	571
Reserve for obsolete inventory	(2,364)	(2,261)
Inventories, net	$3,256	$3,624

Liquidity

Recurring losses have produced negative cash flows from operating activities and recent increases in the Company’s net pension liability have resulted in an accumulated stockholders’ deficit of $21,327 as of March 30, 2012. This has negatively affected liquidity and capital resources. The pressure on near term liquidity and capital resources continues but has lessened in 2011 and 2012 with cost reductions that have improved the results of operations. The Company has less control over the factors affecting the net pension liability which include market interest rates, investment returns and actuarial estimates. The Company believes existing sources of liquidity and results of operations will adequately fund its obligations through 2012 and into 2013. This will continue to depend on a sufficient stream of new customer orders with adequate progress payments to produce cash from operating activities. For the longer term, in addition to results of operations, the factors affecting the net pension liability along with legislation which determines the timing of its payment, will also affect liquidity demands. There can be no assurance that the Company will be successful in its effort to meet all of its obligations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Auditing Standard Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. The amendments to this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Effective January 1, 2012, the Company retrospectively adopted ASU 2011-05 by presenting a single continuous statement of comprehensive income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The adoption of the amended accounting guidance impacted the Company’s presentation of other comprehensive income but did not have an impact on the Company’s consolidated results of operations.

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

The Company’s marketable securities are classified within Level 1 because the underlying investments have readily available market prices. Marketable securities measured at fair value on a recurring basis are summarized below:

March 30, 2012	Total	Level 1	Level 2	Level 3

Mutual funds – equity securities	$1,326	$1,326	$-	$-
Mutual funds – debt securities	323	323	-	-
Money market mutual funds	46	46	-	-
Total	$1,695	$1,695	$-	$-

December 31, 2011	Total	Level 1	Level 2	Level 3

Mutual funds – equity securities	$1,301	$1,301	$-	$-
Mutual funds – debt securities	314	314	-	-
Money market mutual funds	51	51	-	-
Total	$1,666	$1,666	$-	$-

3.	STOCK OPTION PLAN

As of March 30, 2012, options to purchase 1,580,512 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant. A summary of activity in the stock option plan for the three months ended March 30, 2012 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding at beginning of the period	1,151	$3.74
Granted	101	0.23
Exercised	-	-
Cancelled	(69)	6.14
Outstanding at end of the period	1,183	3.30

Exercisable at end of the period	1,014	$3.77

As of March 30, 2012, options exercisable and options outstanding had a weighted average remaining contractual term of 4.5 and 5.2 years, respectively, and no aggregate intrinsic value.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first three months of 2012, were based on estimates at the date of grant as follows:

Risk-free interest rate	0.4%
Dividend yield	0%
Volatility	396%
Expected life (in years)	3.5

Expected option life and volatility are based on historical data of the Company. The risk-free interest rate is calculated based on the average US Treasury Bill rate that corresponds with the option life. Historically, the Company has not declared dividends and there are no foreseeable plans to do so.

No options were exercised during the three months ended March 30, 2012. Options were cancelled as a result of the expiration of the exercise period of the options. As of March 30, 2012, there was approximately $43 of total unrecognized share-based compensation cost related to grants under the plan that will be recognized over a weighted-average period of 2.3 years.

Share-based compensation expense included in the statements of comprehensive income (loss) for the three months ended March 30, 2012 and April 1, 2011 was approximately $10 and $8, respectively, included in selling, general and administrative (excluding pension) expense on the statement of comprehensive income (loss).

4.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Expense

	Pension Plan		Supplemental Executive Retirement Plan
For the three months ended:	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011

Service cost	$-	$-	$-	$-
Interest cost	468	527	52	64
Expected return on assets	(454)	(501)	-	-
Amortization of actuarial loss	170	108	14	9
Amortization of prior year service cost	-	-	(12)	(12)
Settlement charge	317	230	-	-
Net periodic benefit expense	$501	$364	$54	$61

Employer Contributions

In the first quarter of 2012 we paid $315 to the pension trust and additional payments of $1,716 are scheduled for the remainder of 2012.

The Company is not currently required to fund the Supplemental Executive Retirement Plan (SERP). All benefit payments are made by the Company directly to those who receive benefits from the SERP. As such, these payments are treated as both contributions and benefits paid for reporting purposes. The Company expects to contribute and pay SERP benefits of approximately $539 through March 29, 2013.

5.	CONDEMNATION OF PROPERTY

In 2011, Rocky Mountain Power (“RMP”), a public utility company, took possession of a portion of the Company’s real estate interest (the “Substation”) by way of a decree of condemnation so that RMP may repurpose the Substation for public use. The Company’s interest in the Substation is governed by a series of agreements (the “Agreements”) with Wasatch Research Park I, LLC (“Wasatch”), which owned legal title of the Substation. In 2011, RMP offered and paid Wasatch $231 as compensation for the substation and the Company recorded a loss on the disposal of the substation based on the consideration it received from Wasatch for the Company’s interest in the Substation pursuant to the Agreements. The Company and Wasatch believe that the Substation value is higher than $231 and Wasatch, with the cooperation of the Company, is pursuing increased compensation from RMP through negotiation and legal proceedings. The Agreements provide that the Company and Wasatch will share equally in any proceeds in excess of the $231 less legal expenses. In the event that RMP pays additional compensation for the Substation to Wasatch, the Company will record a gain from the disposal of property to the extent of its share of the additional compensation it is entitled to under the Agreements. The Company is uncertain as to the final outcome of this matter.

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

Executive Summary

Revenue and gross margins for the first quarter of 2012 were better than expected resulting in net income for the quarter of $360. This marks the second consecutive profitable quarter as the fourth quarter of 2011 reported net income of $865. The better than expected revenue was attributable to accelerated work completed on customer projects. The gross margins benefited from volume related efficiencies and better than usual performance on several customer projects. New customer bookings were less than expected during the first quarter of 2012 and, as a result, the sales backlog decreased to $14,841 as of March 30, 2012 compared to $17,449 as of December 31, 2011. While the sales backlog is low compared to recent history, sales prospects remain strong and the low bookings appear attributable to the timing of customer decisions rather than lost sales opportunities. For this reason, we believe the sales backlog will recover with stronger bookings for the remainder of 2012; however, we do not expect the order volume necessary to maintain the sales levels of the past two quarters. We have enjoyed continued success in the existing markets we serve but have found it challenging to find opportunities for significant sales growth within our current resource limitations and the worldwide economic environment.

Total operating expenses in the first quarter of 2012 increased approximately 7% compared to the same period in 2011 due mostly to an increase in the amount of pension expense recorded as a result of changes in actuarial estimates. We continue to evaluate ways to further reduce our overhead structure and operating expenses but expect less in future reductions as the changes in the past two years consumed most of the cost cutting opportunities.

As a result of our expectations for sales and operating expenditures, we do not expect to record net income for the remainder of 2012. We continue to believe that our annual results will be close to breakeven with future sales levels comparable to 2011 under our existing cost structure. We continue to evaluate alternative strategies that will enable us to reach our goal of sustained profitability. We are encouraged with the progress we have made and look forward to opportunities for improvement.

As the result of net income and unrealized gains on marketable securities in the first quarter of 2012, our stockholders’ deficit decreased slightly to $21,327 as of March 30, 2012 compared to $21,865 as of December 31, 2011. The measurement of the pension obligation and return on the pension trust assets could also increase or reduce the stockholders deficit dependent on many factors such as market interest rates, investment returns and actuarial estimates. The pension liability is the largest component of our stockholders deficit and continues to pressure liquidity requirements. In the first quarter of 2012 we paid $315 to the pension trust and additional payments of $1,716 are scheduled for the remainder of 2012. We continue to believe that existing sources of liquidity and cash generated from operating activities will adequately fund our obligations through 2012 and into 2013. Over the long term, the elimination of our stockholders’ deficit and funding of our obligations will continue to depend on a combination of profits from operations and the factors affecting the net pension liability.

Critical Accounting Policies

Certain accounting policies are considered by management to be critical to an understanding of our condensed consolidated financial statements. Their application requires significant management judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. A summary of critical accounting policies can be found in our Form 10-K for the year ended December 31, 2011. For all of these policies, management cautions that future results rarely develop exactly as forecasted, and the best estimates routinely require modification.

Results of Operations

Sales and Backlog

The following table summarizes our sales:

	For the Three Months Ended
	March 30, 2012	April 1, 2011
Sales	$7,817	$5,637

Sales reported for the first quarter of 2012 increased 39% as compared to the first quarter of 2011. The increase was attributable to accelerated work and deliveries under various customer contracts. As of March 30, 2012, our revenue backlog was $14,841 compared with $17,449 as of December 31, 2011.

Gross Profit

The following table summarizes our gross profit and the gross profit as a percentage of total sales:

	For the Three Months Ended
	March 30, 2012	April 1, 2011
Gross profit	$3,269	$1,461
Gross profit percentage	42%	26%

Our gross profit for the first quarter of 2012 was higher than the same period of the prior year due to volume related efficiencies resulting from higher sales volume and unusually strong performance on several customer contracts. This contrasted with margins being adversely affected by inefficiencies associated with low sales volume in the first quarter of 2011.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended
	March 30, 2012	April 1, 2011
Selling, general and administrative (excluding pension)	$1,472	$1,291
Research and development	604	751
Pension	555	425
Total operating expenses	$2,631	$2,467

Selling, general and administrative expenses in the first quarter of 2012 were higher than the same period in 2011 due to a credit for bad debt recovery in 2011 and increased agent commissions on foreign sales in 2012. Research and development expenses were lower than the prior year due to redirecting some of the Company’s resources to sales, customer support and show productions. Pension expense is higher than for the same periods in 2011 due to higher settlement charges resulting from increased estimates for lump-sum distributions in 2012 and other actuarial estimates.

Other Expense, net

The following table summarizes our other expense:

	For the Three Months Ended
	March 30, 2012	April 1, 2011
Other expense, net	$217	$90

Other expense, net increased due to net realized losses on marketable securities recorded in 2012 compared to realized gains recorded in 2011. The other significant component of other expense, interest expense, was comparable for the periods presented.

Liquidity and Capital Resources

Cash Flows

In the first three months of 2012, the $1,995 of cash used by operating activities was attributable to $2,789 of cash absorbed by changes in working capital which offset $794 of cash provided by the net income for the quarter after the effect of $434 of non-cash items. Most of the cash absorbed by changes in working capital was driven by customer contract activity as progress payments did not keep pace with cost and earnings reported during the period.

In the first three months of 2011, the $3,254 of cash provided by operating activities was attributable to $4,199 of cash provided by changes in working capital which offset cash absorbed of $945 from the net loss after the effect of $193 of non-cash items. The cash provided by changes in working capital was primarily attributable to $3,777 of cash provided by the decrease in accounts receivable reflecting collection of significant accounts receivable of prior period billings.

The contrasting cash effect from the changes in working capital between the two periods presented is significant but is within the range of fluctuations that are expected from the varying progress payment terms experienced with our customer contracts.

There was nominal effect on cash flows from investing activities for the first three months of 2012 and 2011.

Purchases of property plant and equipment absorbed $40 and $49 of cash and the proceeds from the sale of marketable securities provided $139 and $160 of cash in first three months of 2012 and 2011, respectively.

In the first three months of 2012, financing activities used $38 of cash consisting of principal payments on mortgage notes. In the first three months of 2011, financing activities used $537 of cash consisting of repayment of a $500 balance on a line of credit agreement and $37 of principal payments on mortgage notes.

Credit Facilities

The Company is a party to a credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund working capital requirements. Interest is charged on amounts borrowed at the lender’s Prime Rate. As of March 30, 2012, there were no borrowings outstanding under the credit agreement.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific bank account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution. As of March 30, 2012, we had outstanding letters of credit totaling $1,168 and an application in process for a letter of credit in the amount of $22 that was issued on April 3, 2012. The cash collateral for these letters of credit was classified as $816 of restricted cash and $352 of restricted cash included in other assets.

Mortgage Notes

As of March 30, 2012, our wholly owned Spitz subsidiary had obligations totaling $2,825 under its two mortgage notes payable. The mortgage notes had balances as of March 30, 2012 of $2,373 and $452.

Sale-Leaseback Financing

As of March 30, 2012, the principal balance on the debt obligation recorded from the sale-leaseback financing transaction was $2,477. The cash payment required to repurchase the property on March 30, 2012 was $2,454 consisting of the $2,579 repurchase price under the agreement less a credit for the $125 security deposit. Accordingly, if we had exercised our option to repurchase the property on March 30, 2012, we would have recorded a discount of approximately 1% in the amount of $23 under the $2,477 balance of the debt.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 30, 2012, the Company began processing the financial transactions for its parent company on a newly implemented accounting software system. This change was made to reduce costs by transitioning to a system which is better designed for the size and nature of the Company’s business operations. The Company has made changes to its internal control over financial reporting in connection with this transition to the new accounting software system. There has been no other change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the period ended March 30, 2012, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II - OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

In the normal course of business, we become involved in various legal proceedings. Although the final outcome of such proceedings cannot be predicted, we believe the ultimate disposition of any such proceedings will not have a material adverse effect on our consolidated financial position, liquidity, or results of operations.

Item 6.             EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101	The following materials from this Quarterly Report on Form 10-Q for the quarter ended March 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date: May 4, 2012	By:	/s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)

