Form 10-Q
period 2012-06-29
EVANS & SUTHERLAND COMPUTER CORP
filed 2012-08-03
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended June 29, 2012

or

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

Yes ☐ No ☒

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on July 30, 2012 was 11,089,199.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended June 29, 2012

		Page No.

	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 29, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 29, 2012 and July 1, 2011	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 29, 2012 and July 1, 2011	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	15

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits	16

SIGNATURE		17

PART I – FINANCIAL INFORMATION

Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share and per share data)

	June 29,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$2,237	$3,932
Restricted cash	779	1,062
Marketable securities	1,496	1,666
Accounts receivable, less allowances for doubtful receivables of $318 and $470, respectively	3,581	4,040
Costs and estimated earnings in excess of billings on uncompleted contracts	2,343	1,456
Inventories, net	3,511	3,624
Prepaid expenses and deposits	540	720
Total current assets	14,487	16,500
Property, plant and equipment, net	8,003	8,303
Goodwill	635	635
Definite-lived intangible assets, net	196	224
Other assets	2,161	1,828
Total assets	$25,482	$27,490
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$993	$1,490
Accrued liabilities	1,470	1,749
Billings in excess of costs and estimated earnings on uncompleted contracts	2,546	3,438
Customer deposits	3,355	2,834
Current portion of retirement obligations	531	560
Current portion of long-term debt	162	155
Total current liabilities	9,057	10,226
Pension and retirement obligations, net of current portion	32,656	32,513
Long-term debt, net of current portion	5,144	5,136
Deferred rent obligation	1,493	1,480
Total liabilities	48,350	49,355

Commitments and contingencies

Stockholders' deficit:
Preferred stock, no par value: 10,000,000 shares authorized;
no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized;
11,441,666 shares issued	2,288	2,288
Additional paid-in capital	54,450	54,433
Common stock in treasury, at cost: 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(47,870)	(46,746)
Accumulated other comprehensive loss	(27,027)	(27,131)
Total stockholders' deficit	(22,868)	(21,865)
Total liabilities and stockholders' deficit	$25,482	$27,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited) (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2012	2011	2012	2011

Sales	$4,746	$6,582	$12,563	$12,219
Cost of sales	3,540	4,288	8,088	8,464
Gross profit	1,206	2,294	4,475	3,755
Operating expenses:
Selling, general and administrative (excluding pension)	1,279	1,390	2,751	2,681
Research and development	660	735	1,264	1,486
Pension	554	520	1,109	945
Total operating expenses	2,493	2,645	5,124	5,112
Operating loss	(1,287)	(351)	(649)	(1,357)
Other expense, net	(184)	(173)	(401)	(263)
Loss before income tax provision	(1,471)	(524)	(1,050)	(1,620)
Income tax provision	(13)	(25)	(74)	(67)
Net loss	$(1,484)	$(549)	$(1,124)	$(1,687)

Net loss per common share – basic and diluted	$(0.13)	$(0.05)	$(0.10)	$(0.15)

Weighted average common shares outstanding – basic and diluted	11,089	11,089	11,089	11,089

Comprehensive Loss
Net loss	$(1,484)	$(549)	$(1,124)	$(1,687)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(64)	(21)	104	3
Comprehensive loss	$(1,548)	$(570)	$(1,020)	$(1,684)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Six Months Ended
	June 29,	July 1,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,124)	$(1,687)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	392	495
Other	439	228
Change in assets and liabilities:
Decrease in restricted cash	283	302
Decrease in accounts receivable, net	574	1,926
Decrease (increase) in inventories	(81)	165
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts	(1,779)	289
Increase in prepaid expenses and deposits	(406)	(241)
Decrease in accounts payable	(497)	(473)
Decrease in accrued liabilities	(266)	(641)
Increase in pension and retirement obligations	114	315
Increase in customer deposits	521	1,325
Net cash provided by (used in) operating activities	(1,830)	2,003

Cash flows from investing activities:
Purchases of property, plant and equipment	(64)	(127)
Proceeds from sale of marketable securities	275	320
Net cash provided by investing activities	211	193

Cash flows from financing activities:
Net principal payments on line-of-credit agreement	-	(500)
Principal payments on long-term debt	(76)	(74)
Net cash used in financing activities	(76)	(574)

Net increase (decrease) in cash and cash equivalents	(1,695)	1,622
Cash and cash equivalents at beginning of the period	3,932	1,024
Cash and cash equivalents at end of the period	$2,237	$2,646

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$272	$273
Cash paid for income taxes	38	51

Non-cash investing and financing activities:
Unrealized gain on marketable securities	$104	$3

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

All dollar amounts (except share and per share amounts) in thousands.

1.	GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation and subsidiaries (collectively, the “Company” and “E&S”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flow, in conformity with U.S. generally accepted accounting principles (“US GAAP”). This report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The accompanying unaudited condensed consolidated balance sheets, statements of comprehensive loss, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the periods ended June 29, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. The Company operates on a calendar year-end with the first three fiscal quarters ending on the last Friday of the calendar quarter.

Revenue Recognition

Sales include revenue from system hardware that includes integrated software, database products and service contracts. The following methods are used to determine revenue recognition:

Percentage-of-Completion. In arrangements that are longer in term and require significant production, modification or customization, revenue is recognized using the percentage-of-completion method. In applying this method, the Company utilizes cost-to-cost methodology whereby it estimates the percent complete by calculating the ratio of costs incurred (consisting of material, labor and subcontracting costs, as well as an allocation of indirect costs) to its estimate of total anticipated costs. This ratio is then utilized to determine the amount of gross profit earned based on the Company’s estimate of total gross profit at completion. The Company routinely reviews estimates related to percentage-of-completion contracts and adjusts for changes in the period the revisions are made. Billings on uncompleted percentage-of-completion contracts may be greater than or less than incurred costs and estimated earnings and are recorded as an asset or liability in the accompanying condensed consolidated balance sheets.

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

Multiple Element Arrangements. Some contracts include multiple elements. Significant deliverables in such arrangements commonly include various hardware components of the Company’s visual display systems, domes, show content and various service and maintenance elements. Revenue earned on elements such as products, services and maintenance contracts are allocated to each element based on the relative fair values of the elements. Relative fair values of elements are generally determined based on actual and estimated selling price. Delivery times of such contracts typically occur within three to six months.

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

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based on the weighted-average number of common shares without consideration to common stock equivalents outstanding during the period as their effect would be anti-dilutive, thereby decreasing the net loss per common share. Stock options are considered to be common stock equivalents. When the Company incurs a loss, there are no dilutive common stock equivalents. Potentially dilutive securities from stock options are discussed in Note 3.

Inventories, net

Inventories consisted of the following:

	June 29,	December 31,
	2012	2011

Raw materials	$4,279	$4,767
Work-in-process	265	547
Finished goods	1,422	571
Reserve for obsolete inventory	(2,455)	(2,261)
Inventories, net	$3,511	$3,624

Liquidity

Recurring losses have produced negative cash flows from operating activities which, along with recent increases in the Company’s net pension liability, have resulted in an accumulated stockholders’ deficit of $47,870 as of June 29, 2012. This has negatively affected liquidity and capital resources. The pressure on near term liquidity and capital resources continues but has lessened in 2011 and 2012 with cost reductions that have improved the results of operations. The Company has little control over the primary factors affecting the net pension liability which include market interest rates, investment returns and actuarial estimates. The Company believes existing sources of liquidity and results of operations will adequately fund its obligations through 2012 and into 2013. This will continue to depend on a sufficient stream of new customer orders with adequate progress payments to produce cash from operating activities. For the longer term, in addition to results of operations, the factors affecting the net pension liability along with legislation which determines the timing of its payment will affect liquidity demands. There can be no assurance that the Company will be successful in its efforts to meet all of its obligations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Level 2 – Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data.

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

The Company’s marketable securities are classified within Level 1 because the underlying investments have readily available market prices. Marketable securities measured at fair value on a recurring basis are summarized below:

June 29, 2012	Total	Level 1	Level 2	Level 3

Mutual funds – equity securities	$1,161	$1,161	$-	$-
Mutual funds – debt securities	289	289	-	-
Money market mutual funds	46	46	-	-
Total	$1,496	$1,496	$-	$-

December 31, 2011	Total	Level 1	Level 2	Level 3

Mutual funds – equity securities	$1,301	$1,301	$-	$-
Mutual funds – debt securities	314	314	-	-
Money market mutual funds	51	51	-	-
Total	$1,666	$1,666	$-	$-

3.	STOCK OPTION PLAN

As of June 29, 2012, options to purchase 1,600,512 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant. A summary of activity in the stock option plan for the six months ended June 29, 2012 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding at beginning of the period	1,151	$3.74
Granted	101	0.23
Exercised	-	-
Forfeited or expired	(89)	6.59
Outstanding at end of the period	1,163	3.22

Exercisable at end of the period	994	$3.68

As of June 29, 2012, options exercisable and options outstanding had a weighted average remaining contractual term of 4.4 and 5.1 years, respectively, and no aggregate intrinsic value.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first six months of 2012, were based on estimates at the date of grant as follows:

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Risk-free interest rate	0.36%
Dividend yield	0.0%
Volatility	396%
Expected life (in years)	3.5

Expected option life and volatility are based on historical data of the Company. The risk-free interest rate is calculated based on the average US Treasury Bill rate that corresponds with the option life. Historically, the Company has not declared dividends and there are no foreseeable plans to do so.

No options were exercised during the six months ended June 29, 2012. Options were cancelled as a result of the expiration of the exercise period of the options. As of June 29, 2012, there was approximately $35 of total unrecognized share-based compensation cost related to grants under the plan that will be recognized over a weighted-average period of 2.1 years.

Share-based compensation expense included in selling, general and administrative (excluding pension) expense in the statements of comprehensive loss for the three and six months ended June 29, 2012 was approximately $7 and $17, respectively. Share-based compensation expense included in selling, general and administrative (excluding pension) expense in the statements of comprehensive loss for the three and six months ended July 1, 2011 was approximately $13 and $21, respectively.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Expense

	Pension Plan		Supplemental Executive Retirement Plan
For the three months ended:	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Service cost	$-	$-	$-	$-
Interest cost	467	527	52	64
Expected return on assets	(454)	(501)	-	-
Amortization of actuarial loss	170	108	14	9
Amortization of prior year service cost	-	-	(12)	(12)
Settlement charge	317	325	-	-
Net periodic benefit expense	$500	$459	$54	$61

	Pension Plan		Supplemental Executive Retirement Plan
For the six months ended:	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Service cost	$-	$-	$-	$-
Interest cost	933	1,055	103	128
Expected return on assets	(907)	(1,002)	-	-
Amortization of actuarial loss	341	216	29	18
Amortization of prior year service cost	-	-	(24)	(24)
Settlement charge	634	554	-	-
Net periodic benefit expense	$1,001	$823	$108	$122

Employer Contributions

In the first six months of 2012, the Company paid $727 to the pension trust and payments totaling $1,305 are scheduled for the remainder of 2012 with an additional payment of $412 expected in early 2013.

The Company is not currently required to fund the Supplemental Executive Retirement Plan (SERP). All benefit payments are made by the Company directly to those who receive benefits from the SERP. As such, these payments are treated as both contributions and benefits paid for reporting purposes. The Company expects to contribute and pay SERP benefits of approximately $531 in the next 12 months.

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

All dollar amounts are in thousands.

Executive Summary

Revenue and gross margins for the first six months of 2012 were comparable to 2011 while the revenue recorded for the second quarter was significantly less than the comparable period of 2011. This low second quarter revenue was attributable to accelerated work completed on customer projects in the first quarter of 2012. The gross margins in the second quarter of 2012 suffered from volume related inefficiencies; however, with better than usual performance on several customer projects in the first quarter, the gross margins for the six-month period were stronger in 2012 than 2011. New customer bookings improved slightly in the second quarter of 2012 but were still less than expected. As a result, the sales backlog improved slightly compared to March 30, 2012 but still decreased to $15,375 as of June 29, 2012 compared to $17,449 as of December 31, 2011. While the sales backlog is low compared to recent history, sales prospects remain strong and the low bookings appear attributable to the timing of customer decisions rather than lost sales opportunities. For this reason, we remain hopeful that the sales backlog will recover with stronger bookings for the remainder of 2012. We have enjoyed continued success in the existing markets we serve but have found it challenging to find opportunities for significant sales growth within our current resource limitations and the worldwide economic environment.

Operating expenses in the first six months of 2012 decreased compared to the same period in 2011 except for an increase in the amount of pension expense recorded. The decrease in operating expenses was attributable to reduced research and development expenses due to redirecting some of the Company’s engineering resources to customer support and show productions. Pension expense for 2012 was higher due to greater lump-sum distributions in 2012 and other actuarial estimates. We continue to evaluate ways to further reduce our overhead structure and operating expenses but expect less in future reductions as the changes in the past two years consumed most of the cost cutting opportunities.

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

As the result of the net loss, partially offset by some unrealized gains on marketable securities, in the first six months of 2012, our stockholders’ deficit increased to $22,868 as of June 29, 2012 compared to $21,865 as of December 31, 2011. The measurement of the pension obligation and return on the pension trust assets could also increase or reduce the stockholders’ deficit dependent on many factors such as market interest rates, investment returns and actuarial estimates. The pension liability is the largest component of our stockholders’ deficit and continues to pressure liquidity requirements. In the first six months of 2012 we paid $727 to the pension trust. Payments totaling $1,305 to the pension trust are scheduled for the remainder of 2012 with an additional payment of $412 expected in early 2013. The remaining payment requirements to the pension trust in 2013 will depend on several factors including investment returns, market interest rates, actuarial results, and the evolving rules and interpretations of recent legislation intended to defer the funding of pension obligations over a longer period. We continue to believe that existing sources of liquidity and cash generated from operating activities will adequately fund our obligations through 2012 and into 2013. Over the long term, the elimination of our stockholders’ deficit and funding of our obligations will continue to depend on a combination of profits from operations and the factors affecting the net pension liability.

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

Results of Operations

Sales and Backlog

The following table summarizes our sales:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales	$4,746	$6,582	$12,563	$12,219

Sales reported for the first six months of 2012 were comparable to the prior year increasing by 3%. Contributions from all of our products were consistent between the two six-month periods; however, the timing of deliveries for some of our larger digital theater products resulted in more sales recorded in the first quarter of 2012. As a result, the sales for the three-month period ended June 29, 2012 were significantly less than the comparable period of 2011. We expect higher quarterly sales for the remainder of 2012. As of June 29, 2012 our revenue backlog was $15,375 compared with $17,449 as of December 31, 2011.

Gross Profit

The following table summarizes our gross profit and the gross profit as a percentage of total sales:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Gross profit	$1,206	$2,294	$4,475	$3,755
Gross profit percentage	25%	35%	36%	31%

Our gross profit for the first six months of 2012 was higher than the same period of the prior year due to very favorable margins on several customer contracts in the first quarter of 2012. Our gross profit for the second quarter of 2012 was lower than the same period of 2011 due primarily to the under-absorption of overhead and inefficiencies resulting from the lower sales volume.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Selling, general and administrative (excluding pension)	$1,279	$1,390	$2,751	$2,681
Research and development	660	735	1,264	1,486
Pension	554	520	1,109	945
Total operating expenses	$2,493	$2,645	$5,124	$5,112

Selling, general and administrative expenses for three and six months ended June 29, 2012 were comparable to the same periods in 2011. Research and development expenses were somewhat lower than the prior year due to redirecting some of the Company’s resources to customer support and show productions. Pension expense for 2012 was higher than 2011 due to higher settlement charges resulting from increased estimates for lump-sum distributions in 2012 and other actuarial estimates.

Other Expense, net

The following table summarizes our other expense:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Total other expense, net	$184	$173	$401	$263

For the first six months of 2012, other expense, net increased due to net realized losses on marketable securities recorded in 2012 compared to realized gains recorded in 2011. The other significant component of other expense was interest expense which was comparable for the periods presented.

Liquidity and Capital Resources

Cash Flows

In the first six months of 2012, the $1,830 of cash used by operating activities was attributable to $1,537 of cash absorbed by changes in working capital and $293 absorbed by the net loss for the period, after the effect of $831 of non-cash items. Most of the cash absorbed by changes in working capital was driven by customer contract activity as progress payments did not keep pace with cost and earnings reported during the period.

In the first six months of 2011, the $2,003 of cash provided by operating activities was attributable to $2,967 of cash provided by changes in working capital which offset cash absorbed of $964 from the net loss after the effect of $723 of non-cash items. The largest contributing factors to the changes in working capital were a decrease in accounts receivable, an increase in customer deposits and a decrease in accrued liabilities. The decrease in accounts receivable reflected the collection of a significant outstanding accounts receivable recorded as of December 31, 2010 for an E&S Laser Projector (“ESLP”) system delivered in 2010. The increase in customer deposits reflects customer contract activity in the form of advance progress payments. The decrease in accrued liabilities was primarily due to the payment of agent commissions.

The contrasting cash effect from the changes in working capital between the two periods presented is significant but is within the range of fluctuations that are expected from the varying progress payment terms experienced with our customer contracts.

There was nominal effect on cash flows from investing activities for the first six months of 2012 and 2011. Purchases of property, plant and equipment absorbed $64 and $127 of cash and the proceeds from the sale of marketable securities provided $275 and $320 of cash in first six months of 2012 and 2011, respectively.

In the first six months of 2012, financing activities used $76 of cash consisting of principal payments on mortgage notes. In the first six months of 2011, financing activities used $574 of cash consisting of repayment of a $500 balance on a line-of-credit agreement and $74 of principal payments on mortgage notes.

Credit Facilities

The Company is a party to a credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund working capital requirements. Interest is charged on amounts borrowed at the lender’s prime rate. As of June 29, 2012, there were no borrowings outstanding under the credit agreement.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific bank account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution. As of June 29, 2012, we had outstanding letters of credit totaling $1,221. The cash collateral for these letters of credit was classified as $779 of restricted cash and $442 of restricted cash included in other assets.

Mortgage Notes

As of June 29, 2012, our wholly owned Spitz subsidiary had obligations totaling $2,787 under its two mortgage notes payable.

Sale-Leaseback Financing

As of June 29, 2012, the principal balance on the debt obligation recorded from the sale-leaseback financing transaction was $2,519. The cash payment required to repurchase the property on June 29, 2012 was $2,454 consisting of the $2,579 repurchase price under the agreement less a credit for the $125 security deposit. Accordingly, if we had exercised our option to repurchase the property on June 29, 2012, we would have recorded a discount of approximately 3% in the amount of $65 under the $2,519 balance of the debt.

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

Changes in Internal Control over Financial Reporting

During the six-month period ended June 29, 2012, the Company began processing the financial transactions for its parent company on a newly implemented accounting software system. This change was made to reduce costs by transitioning to a system which is better designed for the size and nature of the Company’s business operations. The Company has made changes to its internal control over financial reporting in connection with this transition to the new accounting software system. There has been no other change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the six-month period ended June 29, 2012, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In the normal course of business, we become involved in various legal proceedings. Although the final outcome of such proceedings cannot be predicted, we believe the ultimate disposition of any such proceedings will not have a material adverse effect on our consolidated financial position, liquidity, or results of operations.

Item 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101	The following materials from this Quarterly Report on Form 10-Q for the periods ended June 29, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date: August 3, 2012	By:	/s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)

