Form 10-Q
period 2012-09-28
EVANS & SUTHERLAND COMPUTER CORP
filed 2012-11-09
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________

FORM 10-Q

(Mark One)
[X]           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended September 28, 2012
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

        Large accelerated filer [  ]                                                                                                Accelerated filer [  ]

       Non-accelerated filer [  ]   (Do not check if a smaller reporting company)                     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No   X

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on October 31, 2012 was 11,089,199.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended September 28, 2012

PART I – FINANCIAL INFORMATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 1.
EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share and per share data)

	September 28,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,496	$3,932
Restricted cash	780	1,062
Marketable securities	840	1,666
Accounts receivable, less allowances for doubtful receivables of $323
and $470, respectively	3,752	4,040
Costs and estimated earnings in excess of billings on uncompleted contracts	1,966	1,456
Inventories, net	3,971	3,624
Prepaid expenses and deposits	401	720
Total current assets	13,206	16,500
Property, plant and equipment, net	7,872	8,303
Goodwill	635	635
Definite-lived intangible assets, net	182	224
Other assets	2,232	1,828
Total assets	$24,127	$27,490
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,038	$1,490
Accrued liabilities	1,481	1,749
Billings in excess of costs and estimated earnings on uncompleted contracts	2,283	3,438
Customer deposits	3,470	2,834
Current portion of retirement obligations	519	560
Current portion of long-term debt	164	155
Total current liabilities	8,955	10,226
Pension and retirement obligations, net of current portion	32,366	32,513
Long-term debt, net of current portion	5,145	5,136
Deferred rent obligation	1,502	1,480
Total liabilities	47,968	49,355
Commitments and contingencies
Stockholders' deficit:
Preferred stock, no par value: 10,000,000 shares authorized;
no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized;
11,441,666 shares issued	2,288	2,288
Additional paid-in capital	54,458	54,433
Common stock in treasury, at cost: 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(48,941)	(46,746)
Accumulated other comprehensive loss	(26,937)	(27,131)
Total stockholders' deficit	(23,841)	(21,865)
Total liabilities and stockholders' deficit	$24,127	$27,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited) (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2012	2011	2012	2011

Sales	$5,359	$6,909	$17,922	$19,128
Cost of sales	3,299	4,765	11,387	13,229
Gross profit	2,060	2,144	6,535	5,899
Operating expenses:
Selling, general and administrative (excluding pension)	1,658	1,381	4,409	4,062
Research and development	662	703	1,926	2,189
Pension	590	541	1,699	1,486
Total operating expenses	2,910	2,625	8,034	7,737
Operating loss	(850)	(481)	(1,499)	(1,838)
Other expense, net	(200)	(170)	(601)	(433)
Loss on condemnation of property	-	(608)	-	(608)
Loss before income tax provision	(1,050)	(1,259)	(2,100)	(2,879)
Income tax provision	(21)	(24)	(95)	(91)
Net loss	$(1,071)	$(1,283)	$(2,195)	$(2,970)
Net loss per common share – basic and diluted	$(0.10)	$(0.12)	$(0.20)	$(0.27)

Weighted average common shares outstanding – basic and diluted	11,089	11,089	11,089	11,089

Comprehensive Loss
Net loss	$(1,071)	$(1,283)	$(2,195)	$(2,970)
Unrealized gain (loss) on marketable securities	90	(316)	194	(313)
Comprehensive loss	$(981)	$(1,599)	$(2,001)	$(3,283)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended
	September 28,	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,195)	$(2,970)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	569	737
Loss on condemnation of property	-	608
Other	766	508
Change in assets and liabilities:
Decrease in restricted cash	282	50
Decrease in accounts receivable, net	362	1,872
Increase in inventories	(632)	(614)
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts	(1,665)	1,464
Decrease (increase) in prepaid expenses and deposits	(472)	115
Decrease in accounts payable	(452)	(68)
Decrease in accrued liabilities	(246)	(1,197)
Increase (decrease) in pension and retirement obligations	(188)	399
Increase in customer deposits	636	1,458
Net cash provided by (used in) operating activities	(3,235)	2,362

Cash flows from investing activities:
Purchases of property, plant and equipment	(96)	(196)
Proceeds from sale of marketable securities	1,011	466
Net cash provided by investing activities	915	270

Cash flows from financing activities:
Net principal payments on line-of-credit agreement	-	(500)
Principal payments on long-term debt	(116)	(111)
Net cash used in financing activities	(116)	(611)

Net increase (decrease) in cash and cash equivalents	(2,436)	2,021
Cash and cash equivalents as of beginning of the period	3,932	1,024
Cash and cash equivalents as of end of the period	$1,496	$3,045

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$405	$410
Cash paid for income taxes	43	57

Non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$194	$(313)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

All dollar amounts (except share and per share amounts) in thousands.

1.	GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation and subsidiaries (collectively, the “Company” and “E&S”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flows, in conformity with U.S. generally accepted accounting principles (“US GAAP”).  This report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The accompanying unaudited condensed consolidated balance sheets, statements of operations and comprehensive loss, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The results of operations for the periods ended September 28, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.  The Company operates on a calendar year-end with the first three fiscal quarters ending on the last Friday of the calendar quarter.

Revenue Recognition

Sales include revenues from system hardware that includes integrated software, database products and service contracts.  The following methods are used to determine revenue recognition:

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

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Anticipated Losses.  For contracts with anticipated losses at completion, a provision is recorded when the loss is probable.  After an anticipated loss is recorded, subsequent revenues and costs of sales are recognized in equal, offsetting amounts as contract costs are incurred and do not generate further gross profits.

Stock-Based Compensation

Compensation cost for all stock-based awards is measured at fair value on the date of grant and is recognized over the service period for awards expected to vest.  Determining the fair value of share-based awards at the grant date requires judgment, including estimating the value of share-based awards that are expected to be forfeited. Actual results and future estimates may differ from the Company’s current estimates.

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

Inventories, net

Inventories consisted of the following:
	September 28,	December 31,
	2012	2011

Raw materials	$3,990	$4,767
Work-in-process	510	547
Finished goods	2,017	571
Reserve for obsolete inventory	(2,546)	(2,261)
Inventories, net	$3,971	$3,624

Liquidity

Recurring losses have produced negative cash flows from operating activities which, along with recent increases in the Company’s net pension liability, have accumulated a total stockholders’ deficit of $23,841 as of September 28, 2012. This has negatively affected liquidity and capital resources. The pressure on near term liquidity and capital resources continues but has lessened since cost reductions that have improved the results of operations. The Company has little control over the primary factors affecting the net pension liability which include market interest rates, investment returns and actuarial estimates. The Company believes existing sources of liquidity and results of operations will adequately fund its obligations through 2012 and into 2013. This will continue to depend on a sufficient stream of new customer orders with adequate progress payments to produce cash from operating activities. For the longer term, in addition to results of operations, the factors affecting the net pension liability along with legislation which determines the timing of its payment will affect liquidity demands. There can be no assurance that the Company will be successful in its efforts to meet all of its obligations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Level 2—Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data.
Level 3—Unobservable inputs which are supported by little or no market activity.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s marketable securities are classified within Level 1 because the underlying investments have readily available market prices.  Marketable securities measured at fair value on a recurring basis are summarized below:

September 28, 2012	Total	Level 1	Level 2	Level 3

Mutual funds – equity securities	$638	$638	$-	$-
Mutual funds – debt securities	155	155	-	-
Money market mutual funds	47	47	-	-
Total	$840	$840	$-	$-

December 31, 2011	Total	Level 1	Level 2	Level 3

Mutual funds – equity securities	$1,301	$1,301	$-	$-
Mutual funds – debt securities	314	314	-	-
Money market mutual funds	51	51	-	-
Total	$1,666	$1,666	$-	$-

3.	STOCK OPTION PLAN

As of September 28, 2012, options to purchase 1,600,712 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the nine months ended September 28, 2012 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding at beginning of the period	1,151	$3.74
Granted	101	0.23
Exercised	-	-
Forfeited or expired	(90)	6.59
Outstanding at end of the period	1,162	3.22

Exercisable at end of the period	994	$3.68

As of September 28, 2012, options exercisable and options outstanding had a weighted average remaining contractual term of 4.1 and 4.8 years, respectively, and no aggregate intrinsic value.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first nine months of 2012, were based on estimates at the date of grant as follows:

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Risk-free interest rate	0.36%
Dividend yield	0.00%
Volatility	396.00%
Expected life (in years)	3.50

Expected option life and volatility are based on historical data of the Company.   The risk-free interest rate is calculated based on the average US Treasury Bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no foreseeable plans to do so.

As of September 28, 2012, there was approximately $28 of total unrecognized share-based compensation cost related to grants under the plan that will be recognized over a weighted-average period of 2.2 years.

Share-based compensation expense included in selling, general and administrative (excluding pension) expense in the statements of operations and comprehensive loss for the three and nine months ended September 28, 2012 was approximately $8 and $25, respectively.  Share-based compensation expense included in selling, general and administrative (excluding pension) expense in the statements of operations and comprehensive loss for the three and nine months ended September 30, 2011 was approximately $14 and $35, respectively.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Expense

	Pension Plan		Supplemental Executive Retirement Plan
For the three months ended:	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Service cost	$-	$-	$-	$-
Interest cost	467	527	52	64
Expected return on assets	(454)	(501)	-	-
Amortization of actuarial loss	171	109	14	9
Amortization of prior year service cost	-	-	(12)	(12)
Settlement charge	352	345	-	-
Net periodic benefit expense	$536	$480	$54	$61

	Pension Plan		Supplemental Executive Retirement Plan
For the nine months ended:	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Service cost	$-	$-	$-	$-
Interest cost	1,402	1,582	155	193
Expected return on assets	(1,361)	(1,502)	-	-
Amortization of actuarial loss	511	322	42	27
Amortization of prior year service cost	-	-	(36)	(36)
Settlement charge	986	900	-	-
Net periodic benefit expense	$1,538	$1,302	$161	$184

Employer Contributions

In the first nine months of 2012, the Company paid $1,484 to the pension trust. An additional amount of $345 is due in 2012. Preliminary estimates under current regulations indicate payments totaling $1,741 will become due through the end of 2013.

The Company is not currently required to fund the Supplemental Executive Retirement Plan (SERP).  All benefit payments are made by the Company directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes. The Company expects to contribute and pay SERP benefits of approximately $519 in the next 12 months.

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

All dollar amounts are in thousands.

Executive Summary

Sales for the third quarter and first nine months of 2012 were lower than the comparable periods of 2011; however, the gross profit percentage improved in 2012 and offset most of the negative consequences of lower sales. As a result, the 2012 gross profit contribution for the third quarter decreased only slightly while it improved for the nine-month period compared to 2011. Lower sales in 2012 were attributable to lower than expected new sales bookings. The improved gross profit in 2012 was attributable to improved performance on customer projects resulting in stronger than usual gross profit percentage in 2012 contrasted with poor performance on a few difficult customer projects in 2011. Gross profits were strengthened in the third quarter of 2012 due to international sales; however, these sales required agent sales commissions which increased selling expense that offset part of the gross profit benefit. New customer bookings improved slightly in the third quarter of 2012 but were still less than expected.  As a result, the sales backlog of $15,625 as of September 28, 2012 was a slight improvement compared to June 29, 2012 but was still less than the $17,449 sales backlog as of December 31, 2011.  While the sales backlog is low compared to recent history, sales prospects remain strong and the low bookings appear attributable to the timing of customer decisions rather than lost sales opportunities. For this reason, we remain hopeful that the sales backlog will recover with stronger bookings for the remainder of 2012. We have enjoyed continued success in the existing markets we serve but have found it challenging to find opportunities for significant sales growth due to our current resource limitations and the worldwide economic environment.

Operating expenses in the first nine months of 2012 increased compared to the same period in 2011 due to an increase in the amount of selling and pension expenses.  The increase in selling expenses was attributable to international sales commissions and marketing activities related to a bi-annual industry conference. Pension expense for 2012 was higher due to greater lump-sum distributions in 2012 and other actuarial estimates.  We continue to evaluate ways to further reduce our overhead structure and operating expenses but expect less in future reductions as the changes in the past two years consumed most of the cost cutting opportunities.

As a result of our expectations for sales and operating expenditures, we do not expect to achieve net income for the remainder of 2012. Although we expect to incur a loss for 2012 we continue to believe that our annualized results can reach close to breakeven under our existing cost structure with the return to sales levels comparable to 2011.

Based on current prospects, it still appears this level of sales is possible in 2013.  We continue to evaluate alternative strategies that will enable us to reach our goal of sustained profitability.

As a result of the net loss, partially offset by some unrealized gains on marketable securities, in the first nine months of 2012, our stockholders’ deficit increased to $23,841 as of September 28, 2012 compared to $21,865 as of December 31, 2011. The measurement of the pension obligation and return on the pension trust assets could also increase or reduce the stockholders’ deficit dependent on many factors such as market interest rates, investment returns and actuarial estimates. The pension liability is the largest component of our stockholders’ deficit and continues to pressure liquidity requirements. In the first nine months of 2012 we paid $1,484 to the pension trust. An additional amount of $345 is due to the pension trust in 2012. Preliminary estimates under current regulations indicate payments totaling $1,741 will become due to the pension trust throughout 2013. Future payment requirements to the pension trust will depend on several factors including investment returns, market interest rates, actuarial results, and the evolving rules and interpretations of legislation intended to defer the funding of pension obligations over a longer period. We continue to believe that existing sources of liquidity and cash generated from operating activities will adequately fund our obligations through 2012 and into 2013.  Over the long term, the elimination of our stockholders’ deficit and funding of our obligations will continue to depend on a combination of profits from operations and the factors affecting the net pension liability.

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

Results of Operations

Sales and Backlog

The following table summarizes our sales:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Sales	$5,359	$6,909	$17,922	$19,128

Sales reported for the three and nine-month periods of 2012 were lower than the prior year by 22% and 6%, respectively. This decrease reflects a slowdown in new customer orders during first nine months of 2012.  We expect higher sales and new customer orders in the fourth quarter of 2012.  As of September 28, 2012, our revenue backlog remained steady at $15,625 compared to $15,375 as of the end of the previous quarter June 29, 2012 but remains lower than the $17,449 backlog as of December 31, 2011.

Gross Profit

The following table summarizes our gross profit and the gross profit as a percentage of total sales:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Gross profit	$2,060	$2,144	$6,535	$5,899
Gross profit percentage	38%	31%	36%	31%

Our gross profit for the three and nine-month periods of 2012 was higher than the same periods of the prior year partly due to improved cost management on several customer contracts and international sales with higher gross profits accompanied by agent sales commissions. This resulted in higher gross profit percentages in the periods presented for 2012 as compared to recent history. Also cost overruns on two contracts during the same periods of 2011 contributed to the contrast with 2012.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Selling, general and administrative (excluding pension)	$1,658	$1,381	$4,409	$4,062
Research and development	662	703	1,926	2,189
Pension	590	541	1,699	1,486
Total operating expenses	$2,910	$2,625	$8,034	$7,737

Operating expenses for three and nine months ended September 28, 2012 were higher than the same periods in 2011.  Selling, general and administrative (excluding pension) increased primarily due to international sales commissions and, to a lesser extent, increased marketing activities. The increased marketing activities were related to our regular sponsorship and participation in a bi-annual international conference of planetarium users. Research and development expenses were lower than the prior year due to redirecting some of the Company’s resources to marketing, customer support and show productions.  Pension expense for 2012 was higher than 2011 due to higher settlement charges resulting from increased estimates for lump-sum distributions in 2012 and other actuarial estimates.

Other Expense, net

The following table summarizes our other expense:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Total other expense, net	$200	$170	$601	$433

For the first nine months of 2012, other expense, net, increased primarily due to higher realized losses on marketable securities in 2012 compared to 2011.

Loss on Condemnation of Property

As more fully described in Note 5 to the condensed consolidated financial statements, we recorded a loss on condemnation of property of $608 in the third quarter of 2011. The loss was recorded based on the offer of fair value in the amount of $231 made for the property by Rocky Mountain Power (“RMP”), a public utility company. We are disputing this amount through negotiation and legal proceedings, as we believe the fair value is higher than $231. Even the minimum consideration we would receive for the property will have a positive impact on near-term liquidity and cash flows since the loss of the property is not expected to have an adverse impact on our near-term operations. For the longer-term, we expect our power costs will be greater than they would have been had we retained ownership of the property; however, we do not believe the higher power costs will have a materially adverse affect on the future results of operations.

Liquidity and Capital Resources

Cash Flows

In the first nine months of 2012, the $3,235 of cash used by operating activities was attributable to $2,375 of cash absorbed by changes in working capital and $860 absorbed by the net loss for the period, after the effect of $1,335 of non-cash items. Most of the cash absorbed by changes in working capital was driven by customer contract activity as progress payments did not keep pace with cost and earnings reported during the period.

In the first nine months of 2011, the $2,362 of cash provided by operating activities was primarily attributable to $3,479 of cash provided by changes in working capital offset by $1,117 absorbed by the net loss for the period, after the effect of $1,853 of non-cash items.

The contrasting cash effect from the changes in working capital between the two periods presented is significant but is within the range of fluctuations that is expected from the varying progress payment terms experienced with our customer contracts.

Cash provided by investing activities was $915 in the first nine months of 2012 compared to $270 provided for the same period of 2011. This reflected a larger liquidation of marketable securities in 2012 in the amount of $1,011 compared to $466 in 2011. Other investing activities, which partially offset the cash provided by the sale of marketable securities, consisted of purchases of property, plant and equipment amounting to $96 and $196 in 2012 and 2011, respectively.

In the first nine months of 2012, financing activities used $116 of cash consisting of principal payments on mortgage notes. In the first nine months of 2011, financing activities used $611 of cash consisting of repayment of a $500 balance on a line-of-credit agreement and $111 of principal payments on mortgage notes.

Credit Facilities

The Company is a party to a credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund working capital requirements.  Interest is charged on amounts borrowed at the lender’s prime rate. As of September 28, 2012, there were no borrowings outstanding under the credit agreement.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific bank account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of September 28, 2012, we had outstanding letters of credit totaling $1,222.  The cash collateral for these letters of credit was classified as $780 of restricted cash and $442 of restricted cash included in other assets.

Mortgage Notes

As of September 28, 2012, our wholly owned Spitz subsidiary had obligations totaling $2,747 under its two mortgage notes payable.

Sale-Leaseback Financing

As of September 28, 2012, the principal balance on the debt obligation recorded from the sale-leaseback financing transaction was $2,562.  The cash payment required to repurchase the property on September 28, 2012 was $2,454 consisting of the $2,579 repurchase price under the agreement less a credit for the $125 security deposit. Accordingly, if we had exercised our option to repurchase the property on September 28, 2012, we would have recorded a discount of approximately 4% in the amount of $108 under the $2,562 balance of the debt.

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

Changes in Internal Control over Financial Reporting

During the nine-month period ended September 28, 2012, the Company began processing the financial transactions for its parent company on a newly implemented accounting software system. This change was made to reduce costs by transitioning to a system which is better designed for the size and nature of the Company’s business operations.  The Company has made changes to its internal control over financial reporting in connection with this transition to the new accounting software system. There has been no other change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the nine-month period ended September 28, 2012, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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
101
The following materials from this Quarterly Report on Form 10-Q for the periods ended September 28, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date:	November 9, 2012	By:	/s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial Officer)