Form 10-K
period 2012-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2013-03-15
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
Title of Each Class
Common Stock, $0.20 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes  [ x ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  [ ] Yes  [ x ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       [ x ] Yes       [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ x ] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [  ]           Accelerated filer [  ]                         Non-accelerated filer [  ]                       Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  [  ] Yes    [ x ] No

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant as of June 29, 2012 the last business day of the registrant’s most recently completed second fiscal quarter was $378,818 based on the closing sale price of $0.21 as reported by the Over-the-Counter Market. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13D and 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of March 12, 2013 was 11,089,199.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information from the Registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

EVANS & SUTHERLAND COMPUTER CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

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

General

Evans & Sutherland focuses on the production of high-quality advanced visual display systems used primarily in full-dome video projection applications, dome projection screens, dome architectural treatments, and unique content for planetariums, schools, science centers, other educational institutions, and entertainment venues.  With a 44-year history in computer graphics, we are widely regarded as both a pioneer and a leader in providing the world’s most compelling full-dome digital theater and planetarium systems as well as original full-dome shows.  With our subsidiary, Spitz, Inc., and its over 60-year history as a leading supplier of planetarium systems, dome projection screens and other dome displays, E&S supplies premier total system solutions for its digital theater markets as well as customized domes and other unique geometric structures in the architectural market.

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

Digital Theater

In the digital theater market our products compete with traditional optical-mechanical products and digital display systems offered by GOTO Optical Mfg. Co., Konica-Minolta Planetarium Co. Ltd., Carl Zeiss Inc., Global Immersion Division of Electrosonics, and Sky-Skan, Inc. The Company’s digital display systems can be configured with our proprietary projector systems or standard commercial projectors similar to systems sold by our competitors.  Our proprietary Digistar full-dome digital system, along with other customized software tools differentiate our digital theater systems and compete favorably with competitive digital display systems. Our SciDome planetarium system, which uses a dome theater version of a retail desktop astronomy product with curriculum tools for teachers, creates a unique competitive advantage when targeting smaller classroom planetarium theaters.

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

Intellectual Property

We own a significant number of patents and trademarks and we are a licensee under several others.  Our portfolio of patents and trademarks, as a whole, contributes to our business.  However, no one piece of intellectual property is critical to our business, thus no individual piece of our intellectual property is separately discussed.  In the U.S. and internationally, we hold active patents that cover many aspects of our visualization technology.  Several patent applications are presently pending and routinely other patent applications are in preparation. We actively pursue patents on our new technology and we intend to vigorously protect our patent rights.  We often trademark key product names and brand names to protect our equity in the marketplace. We routinely copyright software and documentation and institute copyright registration when appropriate.  Currently we retain a total of 28 active U.S. patents.

Research & Development

We consider the timely development and improvement of our technology to be essential to maintain our competitive position and to capitalize on market opportunities.  We continue to fund essentially all research and development (“R&D”) efforts internally.

R&D efforts continue to improve Digistar, our popular full-dome digital system and a key component to our planetarium and dome theater products.  We also explore the possibility of other commercial applications for Digistar technology as opportunities arise. We conduct ongoing R&D to improve the functionality of SciDome to keep pace with updated versions of the desktop software it emulates and to take advantage of the latest digital display and theater technology. Some noteworthy specific R&D activities for our advance display and planetarium products include the development of unique techniques to display three dimensional digital video and the expansion of educational curriculum tools to cover new subject matter in addition to astronomy such as chemistry and earth sciences.  We continue to develop improvements to our dome products including optical coatings and ways to make the projection surface more uniform.  There are also R&D efforts ongoing to enhance components of the systems we sell, such as improvements to theater lighting.

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

Employees

As of December 31, 2012, Evans & Sutherland and its subsidiaries employed a total of 97 persons of which 95 were employed full time.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the executive officers of E&S as of December 31, 2012.

Name	Age	Position
David H. Bateman	70	President, Chief Executive Officer and Director
Paul L. Dailey	56	Chief Financial Officer and Corporate Secretary
Bob Morishita	62	Vice President Human Resources
Kirk D. Johnson	51	Vice President and General Manager of Digital Theater
Jonathan A. Shaw	56	President and Chief Executive Officer of Spitz, Inc.

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

Kirk D. Johnson was appointed Vice President and General Manager of Digital Theater in January 2002.  He joined E&S in April 1990 and has held various engineering and management positions throughout his service at E&S.

Jonathan A. Shaw was appointed President and Chief Executive Officer of E&S’s subsidiary, Spitz, Inc., in November 2001 where he held various management positions since 1985.

ITEM 2.                 PROPERTIES

Our principal executive, engineering, manufacturing and operations facilities are located in the University of Utah Research Park in Salt Lake City, Utah, where we lease two buildings, which we previously owned, totaling approximately 68,000 square feet.  The buildings are located on land leased from the University of Utah with an initial term of 40 years or longer. During 2009, we concluded a sale-leaseback of the buildings whereby the buildings have been sold and the land lease has been assigned to a third-party lender.  We lease the land and our buildings from that lender on a 5-year lease term with the option to renew the lease for two additional 5-year lease terms.  Because we also have the option to buy back the property and interest in the land lease during the term of the lease, the transaction was recorded as a financing and therefore the buildings and related improvements are still recorded as assets as of December 31, 2012.

Spitz owns and occupies an approximately 47,000 square-foot building on approximately 15.2 acres in Chadds Ford, Pennsylvania. The property serves as collateral under Spitz’s debt agreements through a mortgage granted to The Bryn Mawr Trust Company, a commercial bank.

ITEM 3.                 LEGAL PROCEEDINGS

In the normal course of business, we may have various legal claims and other contingent matters.  We know of no legal claims or other contingent matters outstanding that would have a material adverse effect on our consolidated financial position, liquidity or results of operations.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Over-the-Counter Markets under the symbol “ESCC.”  On February 28, 2013, there were approximately 580 holders of record of our common stock.  Because brokers and other institutions hold many of our shares on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

We have never paid a cash dividend on our common stock and have used funds generated internally to operate our business.  Currently we have an accumulated deficit.  For the foreseeable future, we intend to follow our policy of retaining any future earnings to finance the development and growth of our business.

Additional information required by this item is incorporated by reference to the table captioned Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2012 in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of Part III of this annual report on Form 10-K.

The table below presents the high and low sales prices per share as reported by the Over-the-Counter Markets, by quarter for 2012 and 2011. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	2012		2011
	High	Low	High	Low
First Quarter Second Quarter Third Quarter Fourth Quarter	$ 0.36 0.36 0.18 0.09	$ 0.15 0.11 0.05 0.02	$ 1.01 0.65 0.75 0.40	$ 0.55 0.19 0.10 0.05

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

Executive Summary

For the past several years we have employed various strategies for growth and costs reduction in an effort to reverse a long history of operating losses. While this effort has significantly reduced our operating losses, we now believe that the business, as currently capitalized, is not capable of overcoming the enormous burden of our defined benefit pension plan (the “Pension Plan”).  The unfunded accounting liability for the benefits payable under the Pension Plan is $28.3 million as of December 31, 2012. The impact of this obligation is evident considering our total stockholders’ deficit of $24.6 million and total assets of $24.2 million as of December 31 2012. The $28.3 million unfunded liability is for benefits which were earned for service of Company employees prior to when plan benefits were frozen in 2002 and during a period when the Company was much larger with as many as 1,400 employees. The Pension Plan is currently responsible for the retirement benefits of over 1,100 participants of whom only 24 are current employees. We believe we have exhausted all efforts to overcome this burden. We believe we could pay the minimum funding requirements through mid 2014 but will be unable to pay the total unfunded liability of the Pension Plan. Because we believe that the business has the potential for long-term profitability without the burden of the Pension Plan, we have applied for a distress termination of the Pension Plan under provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”) as described more fully in Note 15 of the financial statements. If the distress termination application is approved, the Pension Benefit Guaranty Corporation (“PBGC”) will take possession of the assets in the Pension Plan trust and pay future Pension Plan benefits while the Company would owe the PBGC a termination liability. While the termination liability would likely be greater than the $28.3 unfunded liability, the PBGC has authority to settle for less than full payment. The Company would seek a settlement of the termination liability on terms that are feasible for the Company to continue in business as a going concern, which is consistent with the purpose of the ERSIA provisions. Legal counsel engaged to assist with this effort has advised that the facts and circumstances of our application provide basis for approval of the plan termination and that PBGC settlements for resulting termination liabilities are usually in amounts that are feasible for the sponsor company to pay and remain as a going concern.

The Company’s goal in seeking a distress termination of the Pension Plan is to ensure that the pension benefits of all Pension Plan participants are paid up to federally guaranteed limits and that the Company continues to operate as a going concern while avoiding the costly damage and disruption to the business which would result from bankruptcy reorganization. The Company has proposed a termination date of March 8, 2013 and intends to pursue a conclusion of the termination process and settlement with the PBGC of any resulting liabilities as quickly as feasible.  However, the Company is unable to determine the timing or the ultimate outcome as of the date of this filing.

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

We expect variable but reasonably consistent future sales and gross profits from our current product line at annual levels sufficient to cover or exceed operating expenses excluding the expense of the Pension Plan.  We believe an improved financial position as a result of relief from the burden of the Pension Plan may present opportunities for better results through the availability of credit and stronger qualification for customer projects.

Results of Operations

Consolidated Sales and Backlog

The following table summarizes our consolidated sales for fiscal year:

	2012	2011
Sales	$24,908	$28,325

 Sales decreased 12% from 2011 to 2012 due to a decrease in the volume of orders and deliveries of all of our products.  On December 31, 2012, our sales backlog was $15,511 compared with $17,449 as of December 31, 2011. The decrease is attributable to the delay of some customer orders until 2013. We anticipate that approximately 80% of the 2012 backlog will be converted to sales in 2013 and that we will receive sufficient new orders to produce total sales in 2013 comparable to or higher than 2012.

Gross Profit

The following table summarizes our gross profit and the percentage to total sales during fiscal year:

	2012	2011
Gross profit	$8,906	$9,915
Gross profit percentage	36%	35%

Our gross profit percentage in 2012 was comparable to 2011 due to favorable performance on several customer projects.  Margins suffered slightly from inventory impairment losses recorded in both years.  We recorded losses on inventory impairment of $409 and $361 for 2012 and 2011, respectively, for obsolete and excess quantities of inventory primarily related to the ESLP.

Operating Expenses

The following table summarizes our operating expenses during fiscal year:

	2012	2011
Selling, general and administrative (excluding pension)	$5,765	$5,425
Research and development	2,595	2,684
Pension	2,115	2,543
Total operating expenses	$10,475	$10,652

Selling, general and administrative expenses increased compared to 2011 due to higher international sales commissions in 2012.  Research and development expenses were comparable to the prior year.  Pension expense was lower in 2012 compared to 2011 due to lower settlement charges resulting from a decrease in lump sum benefit payouts in 2012.

Other Expense (net)

The following table summarizes our other income and expense during fiscal year:

	2012	2011
Interest expense	$(712)	$(648)
Other income (expense)	(67)	47

Interest expense is due to the amortization of real estate financing in the form of mortgage notes and the sale/leaseback obligation. Interest expense was higher over the prior year due to escalating interest on the sale/leaseback obligation which represents an increasing repurchase price of the property under lease. The net change in other income (expense) was primarily attributable to $87 of higher realized gain on marketable securities in 2011 as compared to 2012.

Loss on Condemnation of Property and Equipment

       As more fully described in Note 12 of the consolidated financial statements, we recorded a loss on the condemnation of property of $667 in 2011. The loss was recorded based on the offer of fair value in the amount of $231 made for the property by Rocky Mountain Power (“RMP”), a public utility company. We are disputing this amount through negotiation and legal proceedings, as we believe the fair value is higher than $231 and could potentially receive additional consideration for the loss of the property. The loss of the property is not expected to have an adverse impact on our near-term operations. For the longer-term, we expect our power costs will be greater than they would have been had we retained ownership of the property; however, we do not believe the higher power costs will have a materially adverse affect on the future results of operations.

Income Taxes

The income tax provision consisted of state income taxes as follows:

	2012	2011
Income tax benefit (expense)	$69	$(100)

The income tax benefit and expense was primarily due to state taxes resulting from Spitz’ normal business activity in various jurisdictions.  For 2012, the income tax benefit is attributable to tax credits awarded to Spitz for the production of planetarium shows under a state film tax credit program.

Other Comprehensive Loss

The accumulated other comprehensive loss over the past two years has increased as follows:

	2012	2011
Beginning balance	$(27,131)	$(18,685)
Unrealized gains (losses) on
marketable securities	187	(201)
Increase in minimum pension liability	(720)	(8,245)
Ending balance	$(27,664)	$(27,131)

The increase in accumulated other comprehensive loss continues to increase our stockholders’ deficit, most significantly in 2011. Most of the change consists of an increase in the minimum pension liability which is attributable to various factors affecting the actuarial measurement of the pension obligation.  These factors include market interest rates used to discount the future payments of estimated benefits and the return on investments held in the pension trust. Declining market interest rates have lowered the discount rate which has significantly increased the measurement of the pension liability and other comprehensive loss. Economic conditions such as market investment returns and interest rates will continue to influence the measurement of our pension liability and could significantly affect our accumulated other comprehensive loss. Also the outcome of the application for distressed termination of the Pension Plan could affect the future accumulated other comprehensive loss.

Liquidity and Capital Resources

Outlook

As discussed in the executive summary above, we have made significant progress in reducing the use of cash by operating activities. As a result, we believe existing liquidity resources and funds generated from forecasted revenue can meet our 2013 obligations. We believe potential shortfalls in our forecasted revenue would be within a range whereby we could reduce variable costs in order to meet our 2013 obligations. The outlook beyond 2013 depends largely on the outcome of the application for distressed termination of the Pension Plan. We continue to operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.

Cash Flow

	Years Ended December 31,
Net cash and cash equivalents provided by (used in):	2012	2011
Operating activities	$(2,690)	$3,227
Investing activities	1,026	317
Financing activities	(157)	(636)
Increase (decrease) in cash and cash equivalents	$(1,821)	$2,908

Cash and cash equivalents decreased $1,821 to $2,111 during 2012, primarily as a result of cash used by operating activities. Cash outlays for the Pension Plan, included in operating activities, totaled $1,484 and $945 in 2012 and 2011, respectively.

Operating Activities

The net cash used in operating activities in 2012 was attributable to changes in working capital of $1,785 plus an additional $905 absorbed by the $2,279 net loss after the affect of $1,374 of non-cash expenses. The most significant change in working capital in 2012 that used cash was a decrease in customer progress payments. The decrease in customer progress payments was due to a decrease in orders during 2012 and a corresponding decrease to backlog, which dropped from $17,449 at the end of 2011 to $15,511 at the end of 2012. Other changes in working capital in 2012 were due to differences in the timing of routine transactions.

The net cash provided by operating activities in 2011 was attributable to changes in working capital of $3,293 offset by $66 absorbed by the $2,105 net loss after the affect of $2,039 of non-cash expenses. Significant changes in working capital that provided cash included a decrease in accounts receivable, an increase in customer progress payments and an increase in pension and retirement liabilities. The decrease in accounts receivable was mostly attributable to the collection of one significant account whereas the increase in customer progress payments is attributable to several customer orders. The increase in accrued pension and retirement liabilities reflects accumulating pension expense in excess of the required cash payments to the pension trust. Other changes in working capital in 2011 were due to differences in the timing of routine transactions.

Investing Activities

Investing activities provided $1,026 of cash during 2012 consisting of $1,148 of proceeds from the sale of marketable securities which was offset by $122 for purchases of property and equipment.

Investing activities provided $317 of cash during 2011 consisting of $603 of proceeds from the sale of marketable securities which was offset by $286 for purchases of property and equipment.

Financing Activities

Financing activities used $157 of cash during 2012 that was for principal payments on debt obligations.

Financing activities used $636 of cash during 2011 which included $500 to pay down the line of credit and $136 in principal payments on debt obligations.

Credit Facilities

The Company is a party to a Credit Agreement with a commercial bank which permits borrowings of up to $1,100 to fund Spitz working capital requirements.  Interest is charged on any amounts borrowed at the Wall Street Journal Prime Rate.   Borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The Credit Agreement and Mortgage Notes contain cross default provisions whereby the default of either agreement will result in the default of both agreements. As of December 31, 2012 there was no amount outstanding under the Credit Agreement.

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

The Company has finance arrangements which facilitate the issuance of letters of credit and bank guarantees. Under the terms of the arrangements, we are required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit or bank guarantees issued, plus other amounts necessary to adequately secure our obligations with the financial institution. As of December 31, 2012, we had outstanding letters of credit and bank guarantees of $1,146 of which $705 is scheduled to expire in 2013, $352 is scheduled to expire in 2014 and $89 is scheduled to expire in 2015.

Mortgage Notes

Debt obligations include a first mortgage note payable which represents the balance on a $3,200 note (“First Mortgage Note”) issued on January 14, 2004 by Spitz. The First Mortgage Note requires repayment in monthly installments of principal and interest over 20 years.  On each third anniversary of the First Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”).  The monthly installment is recalculated in the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original 20-year term.  On January 15, 2013, the 3YCMT was 0.38% and the interest rate on the First Mortgage Note remained at 5.75% per annum and the monthly installment amount remained unchanged at $23.

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

The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreement; the real property had a carrying value of $4,515 as of December 31, 2012. The Mortgage Notes are guaranteed by E&S.

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

Date
From:	To:	Repurchase price:
November 1, 2012	October 31, 2013	$ 2,727
November 1, 2013	October 31, 2014	$ 3,027

The arrangement was accounted for as a financing and no sale was recorded because the Company has the right to repurchase the property.  Therefore, the assets representing the building and improvements remain in property and equipment and the Company recorded the net proceeds of the sale as long-term debt. The $126 portion of the sublease payment attributable to the land lease is equivalent to the payment under the assigned land lease and therefore is subject to the same rent escalations the Company was bound to before the assignment. The land lease portion of the sublease payment is recorded as rent expense consistent with the treatment of the prior land lease payment before the assignment of the lease. The $375 portion of the sublease agreement attributable to the building lease is accounted for as debt service under the financing transaction.  The net proceeds of the financing amounted to $2,329 consisting of the $2,500 sales price less a security deposit of $125, prorated building rent of $15 and the first monthly payment of $31. We record interest expense at a rate of approximately 20% imputed from the estimated cash flows assuming we exercise the option to repurchase the property at the end of the 5-year term. In the event that we exercise the option to repurchase the property sooner than the end of the 5-year term, the difference between the book balance of the debt and the repurchase cost would be recorded as a prepayment premium or discount on the payoff of the debt balance. The cash payment required to repurchase the property on December 31, 2012 was $2,727 consisting of $2,852 repurchase price under the agreement less a credit for the $125 security deposit. Accordingly, if we had exercised our option to repurchase the property on December 31, 2012, we would have recorded a prepayment premium of approximately 4% in the amount of $118 over the $2,609 carrying balance of the debt.

Other

In 2013, we expect capital expenditures similar to 2012.  There were no material capital expenditure commitments as of December 31, 2012, nor do we anticipate any over the next several years.

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of February 28, 2013, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during 2012 or 2011.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

We also maintain trade credit arrangements with certain suppliers.  The unavailability of a significant portion of, or the loss of, these trade credit arrangements from suppliers would have a material adverse effect on our financial condition and operations.

As of December 31, 2012, our total indebtedness was $5,315 on the mortgage notes and sale-leaseback financing.  Our cash, restricted cash and marketable securities, subject to various restrictions set forth in this annual report on Form 10-K, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

Effects of Inflation

The effects of inflation were not considered material for the years 2012 and 2011, and are not expected to be material for the year 2013.

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

Inventories

Inventories includes materials at standard costs, which approximate average costs, and inventoried costs on programs (including material, labor, subcontracting costs, as well as an allocation of indirect costs).  We periodically review inventories for excess supply, obsolescence, and valuations above estimated realizable amounts, and then provide a reserve we consider sufficient to cover these items.  Reserve adequacy is based on estimates of future sales, product pricing, and requirements to complete projects.  Revisions of these estimates would result in adjustments to our operating results.

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

Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our actual income taxes in each of the jurisdictions in which we operate.  This involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items, such as accrued liabilities, for tax and accounting purposes.  These differences result in deferred income tax assets and liabilities, which are included in our consolidated balance sheets.  We must then assess the likelihood that our deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include a corresponding adjustment within the income tax provision in the statement of comprehensive loss. Significant judgment by management is required to determine our provision for income taxes, our deferred income tax assets and liabilities and any valuation allowance recorded against our net deferred income tax assets.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, which requires an entity to present the total of comprehensive income (loss), the components of net income (loss), and the components of other comprehensive income (loss) either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income (loss) along with total net income (loss), each component of other comprehensive income (loss) along with a total for other comprehensive income (loss), and a total amount for comprehensive income (loss).  This guidance eliminates the option to present the components of other comprehensive income (loss) as part of the statement of changes in stockholders' deficit. The amendments do not change the items that must be reported in other comprehensive income (loss) or when an item of other comprehensive income (loss) must be reclassified to net income (loss). The amendments should be applied retrospectively. For public entities, the amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has adopted this standard and presented consolidated statements of comprehensive loss.

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

•
Our belief that our facilities and operations are within standards fully acceptable to the Environmental Protection Agency and that all facilities and procedures are operated in accordance with environmental rules and regulations, and international, federal, state and local laws.

•	Our belief that with our existing sources of liquidity, including marketable securities, will provide sufficient liquidity to meet our obligations through 2013 and into the middle of 2014.

•
Our belief that our ability to include the wide range of complementary products offered by E&S and Spitz in the systems we sell, along with access to the legacy customer base of E&S and Spitz, provides a unique competitive advantage.

•	Our belief that the business, as currently capitalized, is not capable of overcoming the burden of the Pension Plan.

•	Our belief that we have exhausted all efforts to overcome the burden of the Pension Plan.

•	Our belief that we could pay the minimum funding requirements through mid 2014 but will be unable to pay the total unfunded liability of the Pension Plan.

•
Our expectations for variable but reasonably consistent future sales and gross profits from our current product line at annual levels sufficient to cover or exceed operating expenses excluding the expense of the Pension Plan.

•
Our belief that an improved financial position as a result of relief from the burden of the Pension Plan may present opportunities for better results through the availability of credit and stronger qualification for customer projects.

•	Our belief that the fair value of the property lost through condemnation by RMP is higher than $231 and we could potentially receive additional consideration for the loss of the property.

•	Our belief that the loss of the property through condemnation by RMP is not expected to have an adverse impact on our near-term operations.

•
Our belief that for the longer-term, we expect our power costs will be greater than they would have been had we retained ownership of the property lost through condemnation by RMP, but that we do not believe the higher power costs will have a materially adverse affect on the future results of operations.

•	Our belief that any potential shortfalls in our forecasted revenue would be within a range whereby we could reduce variable costs in order to meet our 2013 obligations.

•	Our belief that the business has the potential for long-term profitability without the burden of the Pension Plan.

•	Our belief that capital expenditures during 2013 will be similar to the capital expenditures incurred during 2012.

•	Our belief that the effects of inflation will not be material for fiscal year 2013.

•	Our belief that most of our backlog will be converted to sales in 2013.

•	Our belief that our 2013 orders will continue at a level sufficient to sustain sales in 2013 comparable to 2012.

•	Our belief that the Company can demonstrate to the PBGC that it qualifies for a distress termination of the Pension Plan under the criteria of ERISA.

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

 ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$2,111	$3,932
Restricted cash	705	1,062
Marketable securities	712	1,666
Accounts receivable, net	3,972	4,040
Costs and estimated earnings in excess of billings on uncompleted contracts	2,474	1,456
Inventories, net	3,125	3,624
Prepaid expenses and deposits	453	720
Total current assets	13,552	16,500
Property and equipment, net	7,735	8,303
Goodwill	635	635
Intangible assets, net	168	224
Other assets	2,160	1,828
Total assets	$24,250	$27,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,197	$1,490
Accrued liabilities	1,274	1,749
Billings in excess of costs and estimated earnings on uncompleted contracts	2,531	3,438
Customer deposits	3,180	2,834
Current portion of retirement obligations	517	560
Current portion of long-term debt	167	155
Total current liabilities	8,866	10,226
Pension and retirement obligations, net of current portion	33,369	32,513
Long-term debt, net of current portion	5,148	5,136
Deferred rent obligation	1,511	1,480
Total liabilities	48,894	49,355
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, no par value: 10,000,000 shares authorized; no shares
outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,441,666
shares issued	2,288	2,288
Additional paid-in-capital	54,466	54,433
Common stock in treasury, at cost, 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(49,025)	(46,746)
Accumulated other comprehensive loss	(27,664)	(27,131)
Total stockholders’ deficit	(24,644)	(21,865)
Total liabilities and stockholders’ deficit	$24,250	$27,490

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended December 31,
	2012	2011

Sales	$24,908	$28,325
Cost of sales	16,002	18,410
Gross profit	8,906	9,915
Operating expenses:
Selling, general and administrative (excluding pension)	5,765	5,425
Research and development	2,595	2,684
Pension	2,115	2,543
Total operating expenses	10,475	10,652

Operating loss	(1,569)	(737)
Interest expense	(712)	(648)
Loss on condemnation of property and equipment	-	(667)
Other income (expense), net	(67)	47
Loss before income tax provision	(2,348)	(2,005)
Income tax benefit (provision)	69	(100)
Net loss	$(2,279)	$(2,105)

Net loss per common share – basic and diluted:	$(0.21)	$(0.19)

Weighted average common shares outstanding – basic and diluted	11,089	11,089

Comprehensive loss, net of tax
Net loss	$(2,279)	$(2,105)
Unrealized gain (loss) on marketable securities	187	(201)
Additional minimum pension liability	(720)	(8,245)
Total comprehensive loss	$(2,812)	$(10,551)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total

Balance, January 1, 2011	11,442	$2,288	$54,385	$(4,709)	$(44,641)	$(18,685)	$(11,362)
Net loss	-	-	-	-	(2,105)	-	(2,105)
Unrealized gains on marketable securities	-	-	-	-	-	(201)	(201)
Increase in minimum pension liability	-	-	-	-	-	(8,245)	(8,245)
Stock-based compensation	-	-	48	-	-	-	48
Balance, December 31, 2011	11,442	2,288	54,433	(4,709)	(46,746)	(27,131)	(21,865)

Net loss	-	-	-	-	(2,279)	-	(2,279)
Unrealized losses on marketable securities	-	-	-	-	-	187	187
Increase in minimum pension liability	-	-	-	-	-	(720)	(720)
Stock-based compensation	-	-	33	-	-	-	33
Balance, December 31, 2012	11,442	$2,288	$54,466	$(4,709)	$(49,025)	$(27,664)	$(24,644)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,279)	$(2,105)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	744	954
Provision for excess and obsolete inventory	409	361
Loss on condemnation of property	-	667
Other	221	57
Changes in assets and liabilities:
Decrease in restricted cash	357	100
Decrease in accounts receivable	56	2,644
Decrease (increase) in inventories	90	(552)
Decrease (increase) in costs and estimated earnings in excess of billings
on uncompleted contracts, net	(1,925)	511
Decrease (increase) in prepaid expenses and other assets	(65)	17
Increase (decrease) in accounts payable	(293)	52
Decrease in accrued liabilities	(444)	(1,099)
Increase in accrued pension and retirement liabilities	93	1,004
Increase in customer deposits	346	616
Net cash provided by (used in) operating activities	(2,690)	3,227

Cash flows from investing activities:
Purchases of property and equipment	(122)	(286)
Proceeds from sale of marketable securities	1,148	603
Net cash provided by investing activities	1,026	317

Cash flows from financing activities:
Net borrowings on line-of-credit agreement	-	(500)
Principal payments on long-term debt	(157)	(136)
Net cash used in financing activities	(157)	(636)

Net change in cash and cash equivalents	(1,821)	2,908
Cash and cash equivalents as of beginning of the year	3,932	1,024
Cash and cash equivalents as of end of the year	$2,111	$3,932

Non-cash investing and financing activities
Increase to minimum pension and retirement obligation	$(720)	$(8,245)
Unrealized gain (loss) on marketable securities	187	(201)
Transfer of inventory to property and equipment	-	82
Reduction of long-term debt due to condemnation of property and equipment	-	153

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$538	$547
Income taxes	42	59

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three or fewer months to be cash equivalents.  The Company maintains cash balances in bank accounts that, at times, exceed federally insured limits.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant risk with respect to cash.  As of December 31, 2012, cash deposits, including restricted cash, exceeded the federally insured limits by approximately $2,725.

Restricted Cash

Restricted cash that guarantees issued letters of credit that mature or expire within one year is reported as a current asset.  Restricted cash that guarantees issued letters of credit that mature or expire in more than one year are reported as long-term other assets.  There was $442 and $352 of restricted cash included in other assets as of December 31, 2012 and 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below represents changes in E&S’s allowance for doubtful receivables during fiscal year:

	2012	2011
Beginning balance	$470	$679
Recovery of accounts receivable	(89)	(179)
Reduction in estimated losses on accounts receivable	(57)	(30)
Ending balance	$324	$470

Inventories

Inventories include materials at standard costs, which approximate average costs, as well as inventoried costs on programs and long-term contracts.  Inventoried costs include material, direct engineering and production costs, and applicable overhead, not in excess of estimated realizable value.  Spare parts and general stock materials are stated at cost not in excess of realizable value.  E&S periodically reviews inventories for excess supply, obsolescence, and valuations above estimated realizable amounts, and provides a reserve sufficient to cover these items.  Revisions of these estimates could impact net income (loss).

During the years ended December 31, 2012 and 2011, E&S recognized losses on inventory impairment of $409 and $361 for obsolete and excess quantities of inventory, primarily related to the Evans & Sutherland Laser Projector.

Inventories as of December 31, were as follows:

	2012	2011
Raw materials	$5,255	$4,767
Work-in-process	287	547
Finished goods	253	571
Reserve for obsolete inventory	(2,670)	(2,261)
Total inventories, net	$3,125	$3,624

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets.  Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized.  Leasehold improvements are assigned useful lives the shorter of their useful life or the term of the related lease, including renewal options likely to be exercised.  Routine maintenance, repairs and renewal costs are expensed as incurred.  When property is retired or otherwise disposed of, the carrying value of the property is removed from the property and equipment and the related accumulated depreciation accounts.  Depreciation is included in cost of sales, research and development or selling, general and administrative expenses depending on the nature of the asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $688 and $835 for the years ended December 31, 2012 and 2011, respectively.  The cost and estimated useful lives of property and equipment and the total accumulated depreciation and amortization were as follows as of December 31:

	Estimated
	useful lives	2012	2011
Land	n/a	$2,250	$2,250
Buildings and improvements	5 - 40 years	9,717	9,717
Manufacturing machinery and equipment	3 - 8 years	5,613	5,523
Office furniture and equipment	3 - 8 years	779	779
Total		18,359	18,269
Less accumulated depreciation and amortization		(10,624)	(9,966)
Net property and equipment		$7,735	$8,303

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the carrying value of the assets may not be fully recoverable. When this occurs, the Company reviews the values assigned to long-lived assets by analyzing the anticipated, undiscounted cash flows they generate.  When the expected future undiscounted cash flows from these assets do not exceed their carrying values, the Company determines the estimated fair values of such assets. Impairment is recognized to the extent the carrying values of the assets exceed their estimated fair values.  Assets held for sale are reported at the lower of their carrying values or fair values less costs to sell.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below represents changes in E&S’s warranty reserve for the years:

	2012	2011
Beginning balance	$183	$162
Change in warranty reserve	69	220
Warranty costs	(107)	(199)
Ending balance	$145	$183

Revenue Recognition

Sales includes revenues from system hardware, software, database products and service contracts.  The following table provides information on revenues by recognition method applied during the years:

	2012	2011
Percentage-of-completion	$14,956	$16,632
Completed contract	8,429	10,169
Other	1,523	1,524
Total sales	$24,908	$28,325

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

Multiple Element Arrangements.  Some contracts include multiple elements.  Significant deliverables in such arrangements commonly include various hardware components of visual display systems, domes, show content and various service and maintenance elements.  Revenue earned on elements such as products, services and maintenance contracts are allocated to each element based on the relative fair values of the elements.  Relative fair values of elements are generally determined based on actual and estimated selling price.  Delivery times of such contracts typically occur within a three to six-month time period.

Other.  Other revenue consists primarily of amounts earned under maintenance contracts that are generally sold as a single element to customers.  Revenue from product maintenance contracts, including separately priced extended warranty contracts, is deferred and recognized over the period of performance under the contract.

Anticipated Losses.  For contracts with anticipated losses at completion, a provision is recorded when the loss is probable.  After an anticipated loss is recorded, subsequent revenue and cost of sales are recognized in equal, offsetting amounts as contract costs are incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) per Common Share

Net income (loss) per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the year.  Stock options are common stock equivalents.

Basic income or loss per common share is based upon the average number of shares of common stock outstanding during the year. There were no dilutive shares in 2012 or 2011. Potentially dilutive securities from stock options are discussed in Note 10.

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

Other Comprehensive Loss

On a net basis for 2012 and 2011, there were deferred income tax assets resulting from items reflected in comprehensive loss.  However, E&S has determined that it is more likely than not that it will not realize such net deferred income tax assets and has therefore established a valuation allowance against the full amount of the net deferred income tax assets.  Accordingly, the net income tax effect of the items included in other comprehensive loss is zero.  Therefore, the Company has included no income tax expense or benefit in relation to items reflected in other comprehensive loss.

The components of accumulated other comprehensive loss were as follows as of December 31:

	2012	2011
Additional minimum pension liability	$(27,669)	$(26,949)
Net unrealized holding gains (losses) on investments	5	(182)
Total accumulated other comprehensive loss	$(27,664)	$(27,131)

Leases

The Company recognizes scheduled rent increases on a straight-line basis over the lease term, which may include optional lease renewal terms. Deferred rent income and expense are recognized to reflect the difference between the rent paid or received in the current period and the calculated straight-line amount.

Reclassifications

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, which requires an entity to present the total of comprehensive income (loss), the components of net income (loss), and the components of other comprehensive income (loss) either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income (loss) along with total net income (loss), each component of other comprehensive income (loss) along with a total for other comprehensive income (loss), and a total amount for comprehensive income (loss).  This guidance eliminates the option to present the components of other comprehensive income (loss) as part of the statement of changes in stockholders' deficit. The amendments do not change the items that must be reported in other comprehensive income (loss) or when an item of other comprehensive income (loss) must be reclassified to net income (loss). The amendments should be applied retrospectively. For public entities, the amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has adopted this standard and presented consolidated statements of comprehensive loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

Recurring losses continue to produce negative cash flows from operating activities. Furthermore, low market interest rates and the decline of the stock market in late 2008 have significantly increased the unfunded obligation of the Evans & Sutherland Computer Corporation Pension Plan (the “Pension Plan”). Stock markets have been recovering since 2008; however, the pension trust investments’ participation in the recovery has been limited by the timing of liquidations for benefit payments. Also, even with the recovering investment markets, total returns  fall short of assumed returns used for the actuarial valuation of the pension obligation. As of December 31, 2012, the unfunded obligation of the Pension Plan, as measured for accounting purposes, has grown to $28,315 (see Note 6) contributing to a total stockholders’ deficit of $24,644 as of December 31, 2012.  Cost reduction efforts have reduced operating losses but, primarily due to the expense and cash outlays attributable to the Pension Plan, operating losses and net use of cash continued in 2011 and 2012. The Company believes existing sources of liquidity and expected results of operations will be adequate to fund its obligations, including cash payments due to the Pension Plan trust, in amounts sufficient to satisfy regulatory funding standards through 2013 and into the middle of 2014. The Company also believes, based on Pension Plan funding estimates, that it will not be able to meet the total Plan funding amounts expected to become due to satisfy regulatory funding standards as scheduled in 2014 and beyond. In order to preserve the liquid resources required to maintain adequate working capital levels for the business through 2014, the Company stopped making cash payments due to the Pension Plan trust beginning in October 2012. In January 2013, the Company initiated an application process for the distress termination of the Pension Plan in accordance with provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). If the distress termination is approved, the ERISA Title IV insurance fund, which is administered by the Pension Benefit Guaranty Corporation (“PBGC”) would take possession of the assets in the Pension Plan trust and pay future Pension Plan benefits (see Note 15). Through this process, the Company will seek to negotiate, with the PBGC, a settlement of its Pension Plan liabilities on terms that are feasible for the Company to continue in business as a going concern through 2014 and beyond, which is consistent with the purposes of the provisions of ERISA. There can be no assurance that the Company will be successful in these efforts.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Marketable Securities

The Company has classified its marketable securities as available for sale.  Realized gains on marketable securities totaled $7 and $94 for the years ended December 31, 2012 and 2011, respectively. The following tables summarize the Company’s marketable securities’ adjusted cost, gross unrealized gains (losses) and fair value:

	December 31, 2012
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mutual funds - equity securities	$367	$24	$(24)	$367
Mutual funds - debt securities	293	5	-	298
Money market mutual funds	47	-	-	47
Total	$707	$29	$(24)	$712

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mutual funds - equity securities	$1,488	$15	$(202)	$1,301
Mutual funds - debt securities	309	8	(3)	314
Money market mutual funds	51	-	-	51
Total	$1,848	$23	$(205)	$1,666

The Company considers the declines in market value of its marketable securities to be temporary in nature.  The investments consist of mutual funds selected according to an asset allocation policy of diversification and long-term growth.   When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell the investment before recovery of the investment’s amortized cost basis. During the years ended December 31, 2012 and 2011, the Company did not recognize any other-than-temporary impairment charges on outstanding securities. As of December 31, 2012, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

Marketable securities are classified within Level 1 because the underlying investments have readily available market prices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable securities measured at fair value on a recurring basis are summarized below:

Description	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Mutual funds - equity securities	$367	$367	$-	$-
Mutual funds - debt securities	298	298	-	-
Money market mutual funds	47	47	-	-
Total	$712	$712	$-	$-

Description	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Mutual funds - equity securities	$1,301	$1,301	$-	$-
Mutual funds - debt securities	314	314	-	-
Money market mutual funds	51	51	-	-
Total	$1,666	$1,666	$-	$-

Note 3 – Definite-Lived Intangible Assets and Goodwill

Definite-lived intangible assets and goodwill consisted of the following as of December 31, 2012 and 2011:

		December 31,
		2012		2011
	Weighted Avg. Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Class
Maintenance and legacy customers	10	$350	$(250)	$350	$(219)
Planetarium shows	10	280	(212)	280	(187)
Intellectual property rights	-	350	(350)	350	(350)
Total	10	$980	$(812)	$980	$(756)

Amortization expense for the years ended December 31, 2012 and 2011 was $56 and $119, respectively.

Maintenance and legacy customers and planetarium shows represent the value of definite-lived intangibles that were identified in the acquisition of Spitz, Inc. (“Spitz”) in 2006.  Also in 2006, the Company acquired certain intellectual property rights to protect the application of certain processes in the use of its products for cash payments totaling $350.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization expense is as follows as of December 31, 2012:

	Years Ending December 31,
Class	2013	2014	2015	2016	2017
Maintenance and legacy customers	$31	$27	$27	$15	$-
Planetarium shows	22	20	14	12	-
Total	$53	$47	$41	$27	$-

Goodwill of $635 resulted from the acquisition of the Company’s wholly owned subsidiary, Spitz, and was measured as the excess of the $2,884 purchase consideration paid over the fair value of the net assets acquired. The Company has made its annual assessment of impairment of goodwill and has concluded that goodwill is not impaired as of December 31, 2012.

Note 4 - Costs and Estimated Earnings on Uncompleted Contracts

Comparative information with respect to uncompleted contracts as of December 31, 2012 and 2011:

	2012	2011
Total accumulated costs and estimated earnings on uncompleted contracts	$15,946	$20,117
Less total billings on uncompleted contracts	(16,003)	(22,099)
	$(57)	$(1,982)

The above amounts are reported in the consolidated balance sheets as of December 31, 2012 and 2011 as follows:
	2012	2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,474	$1,456
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,531)	(3,438)
	$(57)	$(1,982)

Note 5 - Leases

The Company occupies real property and uses certain equipment under lease arrangements that are accounted for as operating leases.  The Company’s real property leases contain escalation clauses.  Rental expense for all operating leases for 2012 and 2011 was $172 each year.

Future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Years Ending December 31,
2013	$131
2014	136
2015	136
2016	136
2017	137
Thereafter	2,374
Total	$3,050

Note 6 - Employee Retirement Benefit Plans

Pension Plan

The Pension Plan is a qualified defined benefit pension plan funded by Company contributions. The Pension Plan was frozen in 2002.  Benefits at normal retirement age (65) are based upon the employees’ years of service as of the date of the curtailment for employees not yet retired, and the employees’ compensation prior to the curtailment.  On January 7, 2013, the Company initiated an application process with the PBGC for the distress termination of the Pension Plan (see Note 15).

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

401(k) Deferred Savings Plan

The Company has a deferred savings plan that qualifies under Section 401(k) of the Internal Revenue Code.  The 401(k) plan covers all employees of the Company who have at least one year of service and who are age 18 or older.  Matching contributions are made on employee contributions after the employee has achieved one year of service.  Extra matching contributions can be made based on profitability and other financial and operational considerations.  No extra matching contributions have been made to date.  Contributions to the 401(k) plan for 2012 and 2011 were $172 and $170, respectively.

Obligations and Funded Status for Pension Plan and SERP

E&S uses a December 31 measurement date for both the Pension Plan and the SERP.

Information concerning the obligations, plan assets and funded status of employee retirement defined benefit plans are provided below:

	Pension Plan		SERP
	2012	2011	2012	2011
Changes in benefit obligation
Projected benefit obligation at beginning of the year	$50,610	$44,802	$5,690	$5,544
Service cost	-	-	-	-
Interest cost	1,870	2,109	205	257
Actuarial loss	3,200	7,498	216	480
Benefits paid	(222)	(290)	(540)	(591)
Settlement payments	(2,383)	(3,509)	-	-
Projected benefit obligation at end of the year	$53,075	$50,610	$5,571	$5,690

	Pension Plan		SERP
Changes in plan assets	2012	2011	2012	2011
Fair value of plan assets at beginning of the year	$23,226	$26,522	$-	$-
Actual return (loss) on plan assets	2,655	(442)	-	-
Contributions	1,484	945	540	591
Benefits paid	(222)	(290)	(540)	(591)
Settlements payments	(2,383)	(3,509)	-	-
Fair value of plan assets at end of the year	$24,760	$23,226	$-	$-

Net Amount Recognized
Unfunded status	$(28,315)	$(27,384)	$(5,571)	$(5,689)
Unrecognized net actuarial loss	25,913	25,399	1,912	1,755
Unrecognized prior service cost	-	-	(156)	(205)
Net amount recognized	$(2,402)	$(1,985)	$(3,815)	$(4,139)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the consolidated balance sheets consisted of:

	Pension Plan		SERP
	2012	2011	2012	2011
Accrued liability	$(28,315)	$(27,384)	$(5,571)	$(5,689)
Accumulated other comprehensive loss	25,913	25,399	1,756	1,550
Net amount recognized	$(2,402)	$(1,985)	$(3,815)	$(4,139)

Components of net periodic benefit cost:

	Pension Plan		SERP
	2012	2011	2012	2011
Service cost	$-	$-	$-	$-
Interest cost	1,870	2,109	205	257
Expected return on assets	(1,815)	(2,003)	-	-
Amortization of actuarial loss	682	431	58	36
Amortization of prior year service cost	-	-	(48)	(49)
Settlement charge	1,163	1,762	-	-
Net periodic benefit cost	$1,900	$2,299	$215	$244

Additional information

There was an increase to unrecognized net actuarial loss recorded in other comprehensive loss for the Pension Plan of $514 and $7,752 during 2012 and 2011, respectively, which arose from changes to the funded status of the Pension Plan obligations at the end of each year. During 2013, E&S expects to recognize $709 of accumulated other comprehensive loss as a component of 2013 net periodic benefit cost.

There was an increase to the SERP minimum liability recorded in other comprehensive income of $206 and $493 during 2012 and 2011, respectively, which arose from changes to the funded status of SERP obligations at the end of each year.

Assumptions

The weighted average assumptions used to determine benefit obligations and net periodic cost as of December 31, 2012 and 2011, included a discount rate of 3.1% and 3.8%, respectively, in each period for the Pension Plan and SERP.  The weighted average assumption used to determine an expected long-term rate of return on Pension Plan assets was 8.0%.

The long-term rate of return on plan assets was estimated as the weighted average of expected return of each of the asset classes in the target allocation of plan assets.  The expected return of each asset class is based on historical market returns.

Pension Plan Assets

The Pension Plan’s weighted-average asset allocations and weighted-average targeted asset allocations for each of the years presented are as follows:

		2012	2011
Asset allocation category of plan assets	Target %	Actual %	Actual %
Mutual funds - equity securities	60	59	57
Mutual funds - debt securities	25	25	24
Real estate investment trust	5	6	7
Hedge funds	10	9	11
Cash and cash equivalents	-	1	1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

No securities of the Company were part of the Pension Plan assets as of December 31, 2012 or 2011.

Fair Value Measurements

The pension plan assets include a significant amount of mutual funds invested in equity and debt securities that are classified within Level 1 because the underlying investments have readily available market prices. Fair values of real estate investments within the real estate investment trust are classified as Level 3 because they were valued using real estate valuation techniques and other methods that include reference to third-party sources and sales comparables where available.  Hedge fund investments are classified in Level 2 and the fair values are generally calculated from pricing models with market input parameters from third-party sources.  The pension plan assets fair value measurements are summarized below:

Description	December 31, 2012	Level 1	Level 2	Level 3
Pension Plan Assets:
Mutual funds - equity securities	$14,716	$14,716	$-	$-
Mutual funds - debt securities	6,092	6,092	-	-
Real estate investment trust	1,395	-	-	1,395
Hedge fund	2,273	-	2,273	-
Money market mutual funds	284	284	-	-
Total	$24,760	$21,092	$2,273	$1,395

Description	December 31, 2011	Level 1	Level 2	Level 3
Pension Plan Assets:
Mutual funds - equity securities	$13,208	$13,208	$-	$-
Mutual funds - debt securities	5,381	5,381	-	-
Real estate investment trust	1,630	-	-	1,630
Hedge fund	2,667	-	2,667	-
Money market mutual funds	340	340	-	-
Total	$23,226	$18,929	$2,667	$1,630

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides further details of the Level 3 fair value measurements.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	December 31,
Pension Plan Assets – Real estate investment trust:	2012	2011
Beginning balance	$1,630	$1,442
Actual return on plan assets – gains	102	138
Purchases, sales, issuances and settlements (net)	(337)	50
Ending balance	$1,395	$1,630

Cash Flow

Employer contributions

Through September 15, 2012, the Company’s funding policy was to contribute to the Pension Plan trust amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations. Beginning in October 2012, the Company discontinued this policy in order to preserve the necessary liquidity to operate the business beyond the middle of 2014. The Company did not make two contributions of $345, which were due on October 15, 2012 and January 15, 2013, respectively, to satisfy regulatory funding standards. Independent actuarial valuations have determined that additional contributions totaling $1,387 will become due from April 15, 2013 through October 15, 2013 for a total of $2,077 due through the end of 2013 in order to satisfy regulatory funding standards. Future payments of contributions to satisfy regulatory funding standards will be determined through the application process to the PBGC for the distress termination of the Pension Plan (see Note 15). By not making the contributions to satisfy regulatory funding standards the Company would face a lien on its assets by the PBGC when the aggregate unpaid contributions with interest reaches $1,000, which could occur as early as April 2013.  The Company intends to make future contributions in sufficient amounts to avoid a lien on its assets if it determines that such a lien would prevent the Company from continuing to operate. The Company will continue to evaluate the consequences of a lien on its assets in conjunction with the application process to the PBGC for the distress termination.

The Company is not currently required to fund the SERP.  All benefit payments are made by E&S directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes.

The Company expects to contribute and pay benefits of approximately $517 related to the SERP in 2013.  This contribution is expected to be made by liquidating marketable securities.

Estimated future benefit payments

As of December 31, 2012, the following benefits are expected to be paid based on actuarial estimates and prior experience:

Years Ending	Pension
December 31,	Plan	SERP
2013	$3,288	$517
2014	3,218	509
2015	3,015	519
2016	3,637	488
2017	3,432	505
2018-2022	18,707	1,993

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 –Debt

Long-term debt consisted of the following as of December 31, 2012 and 2011:

	2012	2011
First mortgage note payable due in monthly installments of $23 (interest at 5.75%) through January 1, 2024; payment and rate subject to adjustment every 3 years, next adjustment January 14, 2016	$2,266	$2,407
Second mortgage note payable due in monthly installments of $4 (interest at 5.75%) through October 1, 2028; payment and rate subject to adjustment every 5 years, next adjustment October 1, 2013	440	456
Sale/leaseback financing	2,609	2,428
Total debt	5,315	5,291
Current portion of long-term debt	(167)	(155)
Long-term debt, net of current portion	$5,148	$5,136

Principal maturities on total debt are as follows:

Years Ending
December 31,
2013	$167
2014	2,785
2015	187
2016	198
2017	211
Thereafter	1,767
Total debt	$5,315

Mortgage Notes

The first mortgage note payable represents the balance on a $3,200 note (“First Mortgage Note”) issued on January 14, 2004 by Spitz. The First Mortgage Note requires repayment in monthly installments of principal and interest over 20 years.  On each third anniversary of the First Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”).  The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance as of the date of the change in the interest rate over the remaining portion of the original 20-year term.  On January 14, 2013, the 3YCMT was 0.38% and the interest rate on the First Mortgage Note remained at 5.75% per annum. As a result, the monthly installment amount remained at $23.

The second mortgage note payable represents the balance on a $500 note (“Second Mortgage Note”) issued on September 11, 2008 by Spitz. The Second Mortgage Note requires repayment in monthly installments of principal and interest over 20 years.  On each fifth anniversary of the Second Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over 3YCMT.  The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original 20-year term.  The monthly installment for the first 5 years is $4, with interest at 5.75% per annum.

The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreement.  The real property had a carrying value of $4,515 as of December 31, 2012. The Mortgage Notes are guaranteed by E&S.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Line of Credit

The Company is a party to a Credit Agreement with a commercial bank which permits borrowings of up to $1,100 to fund Spitz working capital requirements.  Interest is charged on amounts borrowed at the Wall Street Journal Prime Rate.  Borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The Credit Agreement and Mortgage Notes contain cross default provisions whereby the default of either agreement will result in the default of both agreements. The Credit Agreement has no fixed term or maturity date but can be terminated by the bank at any time whereby any borrowings under the Credit Agreement are payable upon demand by the bank. There were no borrowings outstanding under the Credit Agreement during 2012 and 2011.

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

The repurchase price for the buildings excluding the Substation for the remaining term of the repurchase option is as follows:

Date
From	To	Repurchase price
November 1, 2012	October 31, 2013	$2,727
November 1, 2013	October 31, 2014	$3,027

The arrangement was accounted for as a financing and no sale was recorded because the Company has the right to repurchase the property.  Therefore, the assets representing the building and improvements remain in property and equipment and the Company recorded the net proceeds of the sale as long-term debt. The $126 portion of the sublease payment attributable to the land lease is equivalent to the payment under the assigned land lease and therefore is subject to the same rent escalations the Company was bound to before the assignment. The land lease portion of the sublease payment is recorded as rent expense consistent with the treatment of the prior land lease payment before the assignment of the lease. The $375 portion of the sublease agreement attributable to the building lease is accounted for as debt service under the financing transaction.  The net proceeds of the financing amounted to $2,329 consisting of the $2,500 sales price less a security deposit of $125, prorated building rent of $15 and the first monthly payment of $31. E&S records interest expense at a rate of approximately 20% imputed from the estimated cash flows assuming it exercises the option to repurchase the property at the end of the 5-year term. In the event that E&S exercises the option to repurchase the property sooner than the end of the 5-year term, the difference between the book balance of the debt and the repurchase cost would be recorded as a prepayment premium or discount on the payoff of the debt balance. The cash payment required to repurchase the property on December 31, 2012 was $2,727 consisting of $2,852 repurchase price under the agreement less a credit for the $125 security deposit. Accordingly, if the Company had exercised its option to repurchase the property on December 31, 2012, it would have recorded a prepayment premium of approximately 4% in the amount of $118 over the $2,609 carrying balance of the debt.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax benefit (provision) for 2012 and 2011 consisted of $69 and $(100), respectively, of state income taxes. The actual expense differs from the expected tax (provision) benefit as computed by applying the U.S. federal statutory income tax rate of 34 percent for 2012 and 2011, as follows:

	2012	2011
Tax benefit at U.S. federal statutory rate	$798	$682
State tax benefit (net of federal income tax benefit)	186	-
Change in cash surrender value of life insurance	(132)	(197)
Change in valuation allowance attributable to operations	(778)	(520)
Other, net	(5)	(65)
Tax (provision) benefit	$69	$(100)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities as of December 31, 2012 and 2011, are as follows:

	2012	2011
Deferred income tax assets:
Property and equipment, principally due to differences in depreciation	$840	$662
Inventory reserves and other inventory-related temporary basis differences	500	357
Warranty, vacation, deferred rent and other liabilities	849	970
Retirement liabilities	1,488	1,614
Net operating loss carryforwards	66,050	65,356
Credit carryforwards	1,428	1,428
Other	965	955
Total deferred income tax assets	72,120	71,342
Less valuation allowance	(72,120)	(71,342)
Net deferred income tax assets	-	-
Deferred income tax liabilities:
Total deferred income tax liabilities	-	-
Net deferred income tax assets and liabilities	$-	$-

Worldwide loss before income taxes consisted of the following:

	2012	2011
United States	$(2,348)	$(2,005)
Foreign	-	-
Total	$(2,348)	$(2,005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax (provision) benefit consisted of the following:

	2012	2011
Current
U.S. federal	$-	$-
State	69	(100)
Foreign	-	-
Total	$69	$(100)
Deferred
U.S. federal	$652	$235
State	126	285
Foreign	-	-
Total	778	520
Valuation allowance increase	(778)	(520)
Total	$-	$-

E&S has total federal net operating loss carryforwards of approximately $171,800 which expire from 2013 through 2032.  Approximately $85 of federal net operating loss carryforwards expired in 2012.  The Company has various federal tax credit carryforwards of approximately $1,400, a portion of which expire between 2013 and 2016.  E&S also has state net operating loss carryforwards of approximately $151,000 that expire at various dates depending on the rules of the states to which the loss or credit is allocated.

During the years ended December 31, 2012 and 2011, the valuation allowance on deferred income tax assets increased by $778 and $520, respectively.  Valuation allowances were established according to the belief that it is more likely than not that these net deferred income tax assets will not be realized.

Note 9 - Commitments and Contingencies

Letters of Credit
The Company has finance arrangements which facilitate the issuance of letters of credit and bank guarantees. Under the terms of the arrangements, E&S is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit or bank guarantees issued, plus other amounts necessary to adequately secure obligations with the financial institution.  As of December 31, 2012, there were outstanding letters of credit and bank guarantees of $1,146, which are scheduled to expire between 2012 and 2015.  There was $442 and $352 of restricted cash included in other assets as of December 31, 2012 and 2011, respectively.

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

The number of shares, terms, and exercise periods of option grants are determined by the Board of Directors on an option-by-option basis. Options generally vest ratably over three years and expire ten years from the date of grant.  As of December 31, 2012, options to purchase 1,604,513 shares of common stock were authorized and reserved for future grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity follows (shares in thousands):

	2012		2011
		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price
Outstanding as of beginning of the year	1,151	$3.74	1,138	$4.29
Granted	111	0.21	101	0.88
Exercised	-	-	-	-
Cancelled	(93)	6.47	(88)	7.62
Outstanding as of end of the year	1,169	3.19	1,151	3.74

Exercisable as of end the year	991	3.68	989	4.24

The weighted average fair value of options granted during 2012 and 2011 was $0.19 and $0.80, respectively.  As of December 31, 2012, options exercisable and options outstanding had a weighted average remaining contractual term of 3.9 and 4.6 years, respectively, and no aggregate intrinsic value. As of December 31, 2011, options exercisable and options outstanding had a weighted average remaining contractual term of 4.1 and 4.7 years, respectively, and an aggregate intrinsic value of $6 and $8, respectively.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants made in 2012 and 2011:

	2012	2011
Expected life (in years)	4.0	3.5
Risk free interest rate	0.36%	1.03%
Expected volatility	396%	357%
Dividend yield	-	-

Expected option lives and volatilities are based on historical data of the Company.  The risk free interest rate is calculated as the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no plans to do so.

As of December 31, 2012, there was approximately $21 of total unrecognized share-based compensation cost related to grants under the plans that will be recognized over a weighted-average period of 2 years.

Share-based compensation expense, from awards under the 2004 Plan for the years ended December 31, 2012 and 2011 amounted to $33 and $48, respectively, and was recorded as general and administrative expense.

Note 11 - Preferred Stock

Class A Preferred Stock

The Company has 5,000,000 authorized shares of Class A Preferred Stock.  As of December 31, 2012 and 2011, there were no Class A Preferred shares of stock outstanding.

Class B Preferred Stock

The Company has 5,000,000 authorized shares of Class B Preferred Stock.  As of December 31, 2012 and 2011, there were no Class B Preferred shares of stock outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Loss on Condemnation of Property

In April 2011, Rocky Mountain Power (“RMP”), a public utility company, filed a complaint against the Company and Wasatch Research Park I, LLC (“Wasatch”) in the Third Judicial District Court, Salt Lake County, UT.  Wasatch owns legal title to the buildings and leasehold interest in the land which the Company occupies (collectively, the “Properties”) pursuant to a series of agreements (the “Agreements”) which also grants the Company the option to repurchase the Properties or a certain portion of the Properties, known as the Substation Building (the “Substation”).  The arrangement between E&S and Wasatch was accounted for as a financing and the lease obligation and repurchase option has been recorded as long-term debt as discussed more fully in Note 7.  The Agreements also provided for a sharing of proceeds between the Company and Wasatch in the event of a sale of the Substation through various scenarios. In the complaint, RMP obtained a decree of condemnation of the Substation so that RMP may repurpose the Substation for public use. RMP requested a determination of just compensation for the appropriation of the Substation from the Company and Wasatch, and has paid to Wasatch a preliminary compensation amount of $231. Wasatch and the Company believe that the Substation value is higher than $231 and is seeking additional compensation from RMP through legal proceedings.

In September 2011, RMP took possession of the Substation and the Company no longer retained use of the assets. The loss of the Substation has had no adverse impact on the Company’s near term operations as RMP will continue to provide adequate power supply under public utility services.  However, for the long term the Company expects its power costs will be greater than they would have been had it retained ownership of the Substation.  During November 2011, the Company and Wasatch entered into an amendment (the “Amendment”) to the Agreements that clarified the sharing of proceeds from the condemnation and the Company’s option to repurchase the Substation. The Amendment affirmed the Company’s forfeiture of its right to repurchase the Substation as a result of RMP taking legal title.  The Amendment provided for Wasatch to retain 100% of the $231 compensation already paid by RMP and for the Company and Wasatch to share equally in any additional compensation in excess of the $231, less legal expenses. The Amendment also requires Wasatch to fund the legal expenditures of the proceedings so that any E&S payment for legal expense would be limited to its share of the amount of additional compensation RMP pays for the Substation, if any. Also, the Company’s price to repurchase the entire property was reduced by $152, representing the repurchase price for the Substation only. This reduced the sale/leaseback financing obligation included with long-term debt (see Note 7).

The Substation was recorded as part of property and equipment at a net book value of $819 at the time RMP took possession of it. As a result of the possession of the Substation by RMP, the Company recorded a $667 loss on condemnation of property in 2011, which consisted of the Substation net carrying value of $819 less consideration of $152 in the form of debt reduction for the reduced sale/leaseback financing obligation. The Company and Wasatch are awaiting the final determination of the value of the Substation through negotiation and legal proceedings. In the event that RMP pays additional compensation for the Substation to Wasatch, the Company will record a gain from the disposal of property to the extent of its share of the additional compensation it is entitled to under the Agreements. The Company is uncertain as to the final outcome of this matter.

Note 13 - Geographic Information

The table below presents sales by geographic location:
	2012	2011
United States	$13,721	$15,624
International	11,187	12,701
Total sales	$24,908	$28,325

Note 14 - Significant Customers

As of December 31, 2012, Customer A represented 13% of accounts receivable and Customers B, C and D represented 21%, 11% and 10% of costs and estimated earnings in excess of billings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, Customers A and E represented 36% and 15% of accounts receivable, respectively, and Customers A, F, G and H represented 16%, 16%, 15% and 11% of costs and estimated earnings in excess of billings, respectively.

For the years ended December 31, 2012 and 2011, no individual customer represented 10% or more of total sales.

Note 15 – Subsequent Event

On January 7, 2013, the Company submitted a PBGC Form 600 Distress Termination, Notice of Intent to Terminate, to the PBGC. The notice filing initiates an application process by the Company with the PBGC for the distress termination of the Pension Plan (see Note 6). The Pension Plan is a defined benefit pension plan sponsored by the Company whose benefits are guaranteed by the ERISA Title IV insurance fund, which is administered by the PBGC.  In the application process, the Company intends to demonstrate to the PBGC that it qualifies for a distress termination of the Pension Plan under either of two of the criteria of Section 4041(c)(2) of ERISA (inability to continue in business absent termination and unreasonably increased pension costs) and applicable PBGC regulations. To satisfy the criteria, the Company and its wholly owned subsidiary each must demonstrate to the satisfaction of the PBGC that, unless the termination occurs, the Company will be unable to pay its debts when they come due and will be unable to continue in business, or that the costs of the Pension Plan have become unreasonably burdensome solely as a result of a decline in the workforce covered by the Plan. A distress termination under Section 4041(c)(2) of ERISA would transfer the Pension Plan’s benefit obligations to the PBGC, up to ERISA guaranteed limits, without requiring reorganization under bankruptcy law. The Pension Plan’s actuary has informed the Company that following termination of the Plan and subject to the PBGC’s review of participant benefits, all of the benefits earned by participants as of the date of plan termination are expected to fall within ERISA guaranteed limits.

The unfunded obligation of the Pension Plan, as reported on the Company’s financial statements was $28,315 as of December 31, 2012. The Company believes business operations could produce adequate funds to meet the contributions to the Pension Plan trust in sufficient amounts to satisfy regulatory funding standards through the middle of 2014 but has stopped making such contributions beginning in October 2012 in order to maintain adequate working capital levels for business operations through 2014. The Company also believes it will not be able to continue to meet the estimated contributions to the Pension Plan trust required to satisfy regulatory funding standards through the end of 2014, as well as the total contributions that will be required beyond 2014 to satisfy the total Pension Plan obligation.

If the distress termination application is approved by the PBGC, the PBGC will take possession of the assets in the Pension Plan trust and pay future Pension Plan benefits beginning upon trusteeship of the Pension Plan, up to ERISA guaranteed limits. In this event, the Company’s unfunded obligation of the Pension Plan would be replaced by a new Pension Plan termination liability to the PBGC, determined by the Pension Plan’s underfunding on a termination basis pursuant to ERISA, PBGC regulations, and other applicable legal authority, along with an ERISA special termination premium.  The Company would also be liable for any unpaid contributions to the Pension Plan (which in substance is a subset of plan termination liability) and annual insurance premiums for the Pension Plan, along with any interest and penalties. While the full Pension Plan termination and other pension related liabilities to the PBGC would likely be greater than the unfunded obligation of the Pension Plan as currently reported in the Company’s financial statements, the Company will seek to negotiate a settlement of such liabilities on terms that are feasible for the Company to continue in business as a going concern, which is consistent with the purposes of the statute.

The Company’s goal in seeking a distress termination of the Pension Plan is to ensure that the pension benefits of all Pension Plan participants are paid up to federally guaranteed limits and that the Company continues to operate as a going concern while avoiding the costly damage and disruption to the business which would result from bankruptcy reorganization. The Company has proposed a termination date of March 8, 2013 and intends to pursue a conclusion of the process and settlement with the PBGC of any resulting liabilities as quickly as feasible.  However, the Company is unable to determine the timing or the ultimate outcome as of the date of this filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Evans & Sutherland Computer Corporation

We have audited the accompanying consolidated balance sheets of Evans & Sutherland Computer Corporation (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders’ deficit and cash flows for the years then ended.   These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Evans & Sutherland Computer Corporation as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Tanner LLC

Salt Lake City, Utah
March 15, 2013

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting.

During the year ended December 31, 2012, the Company began processing the financial transactions for its parent company on a newly implemented accounting software system. This change was made to reduce costs by transitioning to a system which is better designed for the size and nature of the Company’s business operations.  The Company has made changes to its internal control over financial reporting in connection with this transition to the new accounting software system. There has been no other change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the year ended December 31, 2012, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

ITEM 9B.   OTHER INFORMATION

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by Item 401 of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2013 Annual Meeting of Shareholders and that information is incorporated herein by reference.  Information required by Item 405 of Regulation S-K will be included under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for our 2013 Annual Meeting of Shareholders and that information is incorporated herein by reference.  Certain information required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” The information required by Item 407(c)((3), 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2013 Annual Meeting of Shareholders and that information is herein incorporated by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be included under the captions, “Executive Compensation,” and, “Election of Directors,” in the Proxy Statement for our 2013 Annual Meeting of Shareholders and that information is herein incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for our 2013 Annual Meeting of Shareholders and that information is herein incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2012

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders	1,169,168	$3.19	1,604,513
Equity compensation plans not approved by
security holders	-	-	-
Total	1,169,168	$3.19	1,604,513

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption, “Certain Relationships and Related Party Transactions,” in the Proxy Statement for our 2013 Annual Meeting of Shareholders and that information is herein incorporated by reference.  The information required by Item 407(a) of Regulation S-K will be included under the caption, “Election of Directors,” in the Proxy Statement for our 2013 Annual Meeting of Shareholders and that information is herein incorporated by reference

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the caption, “Report of the Audit Committee of the Board of Directors,” in the Proxy Statement for our 2013 Annual Meeting of Shareholders and that information is herein incorporated by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report

1.      Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this report on Form 10-K.

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2012 and 2011

•	Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2012 and 2011

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

•	Notes to Consolidated Financial Statements

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

March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David H. Bateman David H. Bateman	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2013
/s/ Paul L. Dailey Paul L. Dailey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2013
/s/ L. Tim Pierce L. Tim Pierce	Director	March 15, 2013
/s/ William Schneider, Jr. William Schneider, Jr.	Director	March 15, 2013
/s/ James P. McCarthy James P. McCarthy	Director	March 15, 2013
/s/ E. Michael Campbell E. Michael Campbell	Director	March 15, 2013