Form 10-Q
period 2013-03-29
EVANS & SUTHERLAND COMPUTER CORP
filed 2013-05-10
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________

FORM 10-Q

(Mark One)
[X]           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended March 29, 2013
or
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
Yes ___ No   X

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on May 3, 2013 was 11,089,199.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended March 29, 2013

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share and per share data)

	March 29,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,856	$2,111
Restricted cash	798	705
Marketable securities	599	712
Accounts receivable, less allowances for doubtful receivables of $350
and $324, respectively	4,566	3,972
Costs and estimated earnings in excess of billings on uncompleted contracts	1,612	2,474
Inventories, net	3,438	3,125
Prepaid expenses and deposits	479	453
Total current assets	13,348	13,552
Property, plant and equipment, net	7,584	7,735
Goodwill	635	635
Definite-lived intangible assets, net	155	168
Other assets	1,999	2,160
Total assets	$23,721	$24,250
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,314	$1,197
Accrued liabilities	1,233	1,274
Billings in excess of costs and estimated earnings on uncompleted contracts	3,619	2,531
Customer deposits	2,785	3,180
Current portion of retirement obligations	488	517
Current portion of long-term debt	169	167
Total current liabilities	9,608	8,866
Pension and retirement obligations, net of current portion	33,242	33,369
Long-term debt, net of current portion	5,153	5,148
Deferred rent obligation	1,520	1,511
Total liabilities	49,523	48,894
Commitments and contingencies
Stockholders' deficit:
Preferred stock, no par value: 10,000,000 shares authorized;
no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized;
11,441,666 shares issued	2,288	2,288
Additional paid-in capital	54,476	54,466
Common stock in treasury, at cost: 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(50,382)	(49,025)
Accumulated other comprehensive loss	(27,475)	(27,664)
Total stockholders' deficit	(25,802)	(24,644)
Total liabilities and stockholders' deficit	$23,721	$24,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands, except per share data)

	Three Months Ended
	March 29,	March 30,
	2013	2012

Sales	$4,707	$7,817
Cost of sales	3,397	4,548
Gross profit	1,310	3,269
Operating expenses:
Selling, general and administrative (excluding pension)	1,565	1,472
Research and development	670	604
Pension	208	555
Total operating expenses	2,443	2,631
Operating income (loss)	(1,133)	638
Other expense, net	(214)	(217)
Income (loss) before income tax provision	(1,347)	421
Income tax provision	(10)	(61)
Net income (loss)	$(1,357)	$360
Net income (loss) per common share – basic and diluted	$(0.12)	$0.03

Weighted average common shares outstanding – basic	11,089	11,089
Weighted average common shares outstanding – diluted	11,089	11,125

Comprehensive Income (Loss)
Net income (loss)	$(1,357)	$360
Other comprehensive income:
Amortization of deferred pension expense	182	-
Unrealized gains on marketable securities	7	168
Comprehensive income (loss)	$(1,168)	$528

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended
	March 29,	March 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(1,357)	$360
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	172	210
Other	344	224
Change in assets and liabilities:
Decrease (increase) in restricted cash	(93)	246
Decrease (increase) in accounts receivable, net	(622)	34
Decrease (increase) in inventories	(404)	265
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts	1,950	(2,155)
Decrease (increase) in prepaid expenses and deposits	135	(409)
Increase (decrease) in accounts payable	117	(535)
Decrease in accrued liabilities	(32)	(3)
Increase (decrease) in pension and retirement obligations	(156)	106
Decrease in customer deposits	(395)	(338)
Net cash used in operating activities	(341)	(1,995)

Cash flows from investing activities:
Purchases of property, plant and equipment	(8)	(40)
Proceeds from sale of marketable securities	135	139
Net cash provided by investing activities	127	99

Cash flows from financing activities:
Principal payments on long-term debt	(41)	(38)
Net cash used in financing activities	(41)	(38)

Net decrease in cash and cash equivalents	(255)	(1,934)
Cash and cash equivalents as of beginning of the period	2,111	3,932
Cash and cash equivalents as of end of the period	$1,856	$1,998

Non-cash investing and financing activities:
Unrealized gain on marketable securities	$7	$168

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$132	$161
Cash paid for income taxes	24	17

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

All dollar amounts (except share and per share amounts) in thousands.

1.	GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation and subsidiaries (collectively, the “Company” and “E&S”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flows, in conformity with U.S. generally accepted accounting principles (“US GAAP”).  This report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited condensed consolidated balance sheets, statements of comprehensive income (loss), and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The results of operations for the period ended March 29, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.  The Company operates on a calendar year-end with the first three fiscal quarters ending on the last Friday of the calendar quarter.

Revenue Recognition

Sales include revenues from system hardware that includes integrated software, database products and service contracts.  The following methods are used to determine revenue recognition:

Percentage of Completion. In arrangements that are longer in term and require significant production, modification or customization, revenue is recognized using the percentage-of-completion method.  In applying this method,  the Company utilizes cost-to-cost methodology whereby it estimates the percent complete by calculating the ratio of costs incurred (consisting of material, labor and subcontracting costs, as well as an allocation of indirect costs) to its estimate of total anticipated costs.   This ratio is then utilized to determine the amount of gross profit earned based on the Company’s estimate of total gross profit at completion.  The Company routinely reviews estimates related to percentage-of-completion contracts and adjusts for changes in the period the revisions are made.  Billings on uncompleted percentage-of-completion contracts may be greater than or less than incurred costs and estimated earnings and are recorded as an asset or liability in the accompanying condensed consolidated balance sheets.

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

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Anticipated Losses.  For contracts with anticipated losses at completion, a provision is recorded when the loss is probable.  After an anticipated loss is recorded, subsequent revenues and cost of sales are recognized in equal, offsetting amounts as contract costs are incurred.

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

Net Loss Per Common Share

Basic net income (loss) per common share is computed based on the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per common share is computed based on the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents. When the Company incurs a loss, potentially dilutive common stock equivalents are excluded as their effect would be anti-dilutive, thereby decreasing the net loss per common share. Potentially dilutive securities from stock options are discussed in Note 3.

Inventories, net

Inventories consisted of the following:
	March 29,	December 31,
	2013	2012

Raw materials	$5,215	$5,255
Work in process	475	287
Finished goods	509	253
Reserve for obsolete inventory	(2,761)	(2,670)
Inventories, net	$3,438	$3,125

Liquidity

Recurring losses continue to produce negative cash flows from operating activities. As of March 29, 2013 the total stockholders’ deficit was $25,802 as compared to $24,644 as of December 31, 2012.  The Company believes existing sources of liquidity and expected results of operations will be adequate to fund its obligations, including cash payments due to the Pension Plan trust, in amounts sufficient to satisfy regulatory funding standards through 2013 and the first six months of 2014. The Company also believes, based on Pension Plan funding estimates, that it will not be able to meet the total Plan funding amounts expected to become due to satisfy regulatory funding standards as scheduled in 2014 and beyond. In order to preserve the liquid resources required to maintain adequate working capital levels for the business through 2014, the Company has not made the cash contributions to the Pension Plan trust in sufficient amounts to satisfy regulatory funding standards. In January 2013, the Company initiated an application process for the distress termination of the Pension Plan in accordance with provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). If the distress termination is approved, the ERISA Title IV insurance fund, which is administered by the Pension Benefit Guaranty Corporation (“PBGC”) would take possession of the assets in the Pension Plan trust and pay future Pension Plan benefits (see Note 4). Through this process, the Company will seek to negotiate, with the PBGC, a settlement of its Pension Plan liabilities on terms that are feasible for the Company to continue in business as a going concern through 2014 and beyond, which is consistent with the purposes of the provisions of ERISA. There can be no assurance that the Company will be successful in these efforts.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s marketable securities are classified within Level 1 because the underlying investments have readily available market prices.  Marketable securities measured at fair value on a recurring basis are summarized below:

March 29, 2013	Total	Level 1	Level 2	Level 3

Mutual funds – equity securities	$95	$95	$-	$-
Mutual funds – debt securities	451	451	-	-
Money market mutual funds	53	53	-	-
Total	$599	$599	$-	$-

December 31, 2012	Total	Level 1	Level 2	Level 3

Mutual funds – equity securities	$367	$367	$-	$-
Mutual funds – debt securities	298	298	-	-
Money market mutual funds	47	47	-	-
Total	$712	$712	$-	$-

3.	STOCK OPTION PLAN

As of March 29, 2013, options to purchase 1,533,813 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the three months ended March 29, 2013 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of beginning of the period	1,169	$3.19
Granted	150	0.03
Exercised	-	-
Forfeited or expired	(79)	5.77
Outstanding as of end of the period	1,240	2.64

Exercisable as of the end of the period	979	$3.29

As of March 29, 2013, options exercisable and options outstanding had a weighted average remaining contractual term of 4.3 and 5.3 years, respectively, and aggregate intrinsic value of $0 and $11, respectively.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first three months of 2013, were based on estimates as of the date of grant as follows:

Risk-free interest rate	0.39%
Dividend yield	0.00%
Volatility	377%
Expected life (in years)	3.50

Expected option life and volatility are based on historical data of the Company.   The risk-free interest rate is calculated based on the average US Treasury Bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no foreseeable plans to do so.

As of March 29, 2013, there was approximately $17 of total unrecognized share-based compensation cost related to grants under the plan that will be recognized over a weighted-average period of 2.6 years.

Share-based compensation expense included in selling, general and administrative (excluding pension) expense in the statements of comprehensive income (loss) for each of the three month periods ended March 29, 2013 and March 30, 2012 was approximately $10.

4.	EMPLOYEE RETIREMENT BENEFIT PLANS

Distress Termination of Pension Plan

On January 7, 2013, the Company submitted a PBGC Form 600 Distress Termination, Notice of Intent to Terminate, to the PBGC. The notice filing initiates an application process by the Company with the PBGC for the distress termination of the Pension Plan. The Pension Plan is a defined benefit pension plan sponsored by the Company whose benefits are guaranteed by the ERISA Title IV insurance fund, which is administered by the PBGC.  In the application process, the Company intends to demonstrate to the PBGC that it qualifies for a distress termination of the Pension Plan under either of two of the criteria of Section 4041(c)(2) of ERISA (inability to continue in business absent termination and unreasonably increased pension costs) and applicable PBGC regulations. To satisfy the criteria, the Company and its wholly owned subsidiary each must demonstrate to the satisfaction of the PBGC that, unless the termination occurs, the Company will be unable to pay its debts when they come due and will be unable to continue in business, or that the costs of the Pension Plan have become unreasonably burdensome solely as a result of a decline in the workforce covered by the Plan. A distress termination under Section 4041(c)(2) of ERISA would transfer the Pension Plan’s benefit obligations to the PBGC, up to ERISA guaranteed limits, without requiring reorganization under bankruptcy law. The Pension Plan’s actuary has informed the Company that following termination of the Plan and subject to the PBGC’s review of participant benefits, all of the benefits earned by participants as of the date of plan termination are expected to fall within ERISA guaranteed limits.

The unfunded obligation of the Pension Plan, as reported on the Company’s financial statements was $28,252 as of March 29, 2013. The Company believes business operations could produce adequate funds to meet the contributions to the Pension Plan trust in sufficient amounts to satisfy regulatory funding standards through the first six months of 2014 but has stopped making such contributions beginning in October 2012 in order to maintain adequate working capital levels for business operations through 2014. The Company also believes it will not be able to continue to meet the estimated contributions to the Pension Plan trust required to satisfy regulatory funding standards through the end of 2014, as well as the total contributions that will be required beyond 2014 to satisfy the total Pension Plan obligation.

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

The Company’s goal in seeking a distress termination of the Pension Plan is to ensure that the pension benefits of all Pension Plan participants are paid up to federally guaranteed limits and that the Company continues to operate as a going concern while avoiding the costly damage and disruption to the business which would result from bankruptcy reorganization. The Company has proposed a termination date of March 8, 2013 and intends to pursue a conclusion of the process and settlement with the PBGC of any resulting liabilities as quickly as feasible.  The proposed termination date that was selected was the earliest possible date that was legally available as determined by the date of notification provided to participants and beneficiaries and the PBGC that an application was being filed with the PBGC to terminate the Plan.  The proposed date of plan termination, if adopted by the PBGC, would be the effective date upon which the Plan ended. The Company is unable to determine the timing or the ultimate outcome as of the date of this filing.

Employer Contributions

Through September 15, 2012, the Company’s funding policy was to contribute to the Pension Plan trust amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations. Beginning in October 2012, the Company discontinued this policy in order to preserve the necessary liquidity to operate the business beyond the first six months of 2014. The Company did not make two contributions of $345, which were due on October 15, 2012 and January 15, 2013, respectively, to satisfy regulatory funding standards.

Independent actuarial valuations have determined that additional contributions totaling $1,387 will become due from April 15, 2013 through October 15, 2013 for a total of $2,077 due through the end of 2013 in order to satisfy regulatory funding standards. Future payments of contributions to satisfy regulatory funding standards will be determined through the application process to the PBGC for the distress termination of the Pension Plan. By not making the contributions to satisfy regulatory funding standards the Company could face a lien on its assets by the PBGC when the aggregate unpaid contributions with interest reaches $1,000, which could have occurred as early as April 2013.  The Company made a contribution of $103 in partial payment of the amount due to satisfy regulatory funding standards in April 2013 to avoid a lien on its assets.  The Company intends to make future contributions in sufficient amounts to avoid a lien on its assets if it determines that such a lien would prevent the Company from continuing to operate. The Company will continue to evaluate the consequences of a lien on its assets in conjunction with the application process to the PBGC for the distress termination.

The Company is not currently required to fund the Supplemental Executive Retirement Plan (SERP).  All benefit payments are made by the Company directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes. The Company expects to contribute and pay SERP benefits of approximately $488 in the next 12 months.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Components of Net Periodic Benefit Expense

	Pension Plan		Supplemental Executive Retirement Plan
For the three months ended:	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012

Service cost	$-	$-	$-	$-
Interest cost	398	468	41	52
Expected return on assets	(460)	(454)	-	-
Amortization of actuarial loss	177	170	17	14
Amortization of prior year service cost	-	-	(12)	(12)
Settlement charge	-	317	-	-
Net periodic benefit expense	$115	$501	$46	$54

Pension expense for the period ended March 29, 2013 included net periodic benefit expense of $115 for the pension,  $46 for the SERP and an additional $47 of insurance premium due to the PBGC. We reclassified $182 of actuarial loss from accumulated other comprehensive loss that was included in net periodic pension expense for the three months ended March 29, 2013 and was included in pension expense on the statement of comprehensive income (loss) for the same period.

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

All dollar amounts are in thousands.

Executive Summary

Sales for the first three months of 2013 were lower than the comparable period of 2012 as a result of low 2012 sales bookings and the timing of customer deliveries. New customer bookings improved in the first three months of 2013 and as a result, the sales backlog increased to $17,675 as of March 29, 2013 compared to $15,511 as of December 31, 2012. Sales prospects remain strong and we believe that bookings will continue to improve for the remainder of 2013. The forecasted bookings and customer deliveries indicate that sales levels for the remainder of the year will improve with expectation that total 2013 sales will be comparable to 2012. The low sales volume for the first three months of 2013 contributed to a low gross profit percentage. We expect the gross profit percentage for the remainder of 2013 to also improve and be comparable to 2012 on an annual basis. The sales volume and lower gross profit for the first three months of 2013 illustrate the short-term fluctuations that can occur in our business. We do not believe they are an indication of any longer term trend. Conversely, current sales prospects appear especially strong supporting our belief that sales and gross profits for the remainder of 2013 will recover to yield annual results comparable to 2012. For the longer term, we believe the existing markets we serve will continue to yield annual sales at comparable levels, but have found it challenging to find opportunities for significant sales growth due to our current resource limitations and the worldwide economic environment.

Total operating expenses in the first three months of 2013 decreased compared to the same period in 2012 due to a decrease in pension expense. Otherwise operating expenses were comparable with a slight increase in selling, general and administrative expense (excluding pension) due to legal costs incurred.  The pension expense for 2013 was lower due to 2012 settlement charges which occur from the accounting for lump-sum distributions. We continue to evaluate ways to further reduce our overhead structure and operating expenses.

The contrasting sales reported in the first three months of 2013 and 2012 resulted in a net loss of $1,357 for the first quarter of 2013 compared to net income of $360 for the corresponding quarter of 2012.  With our expectations for improved sales levels for the remainder of 2013, we expect improved results that may continue to fluctuate from quarter to quarter. We do not expect annual net income for 2013, but results for the remainder of the year could be close to break even or profitable within a quarter, depending on the timing of revenue recognition. For the longer term we continue to expect variable but reasonably consistent future sales and gross profits from our current product line at annual levels sufficient to cover or exceed operating expenses, excluding the pension expense.

As a result of the net loss, in the first three months of 2013, our stockholders’ deficit increased to $25,802 as of March 29, 2013 compared to $24,644 as of December 31, 2012. We continue to believe we can manage this deficit for the short term; however for the long term, we believe we can overcome the deficit only with a reasonable settlement of our pension liabilities. The Company continues to pursue a reasonable settlement of its pension liabilities through the distress termination application process. However, the Company is unable to determine the timing or the ultimate outcome as of the date of this filing.

Critical Accounting Policies

Certain accounting policies are considered by management to be critical to an understanding of our condensed consolidated financial statements.  Their application requires significant management judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  A summary of critical accounting policies can be found in our Form 10-K for the year ended December 31, 2012.  For all of these policies, management cautions that future results rarely develop exactly as forecasted, and the best estimates routinely require modification.

Results of Operations

Sales and Backlog

The following table summarizes our sales:

	For the Three Months Ended
	March 29, 2013	March 30, 2012
Sales	$4,707	$7,817

Sales reported for the first three months of 2013 were 40% lower than the same period in 2012. This decrease reflected the effects of a slowdown in new customer orders that occurred during 2012 and the timing of customer deliveries. We expect sales for the remainder of 2013 to improve based on customer delivery schedules and strong new customer orders in the first quarter of 2013 along with strong sales prospects.  As of March 29, 2013, our revenue backlog increased to $17,675 from $15,511 as of December 31, 2012, reflecting the improvement in new customer orders.

Gross Profit

The following table summarizes our gross profit and the gross profit as a percentage of total sales:

	For the Three Months Ended
	March 29, 2013	March 30, 2012
Gross profit	$1,310	$3,269
Gross profit percentage	28%	42%

Our gross profit for the first three months of 2013 was lower than the same period in 2012 primarily due to fixed overhead costs becoming a higher percentage of the lower sales volume. Also customer projects that contributed to sales in the first three months of 2013 yielded average to low gross margins without any significant improvements that often occur on some projects from period to period.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended
	March 29, 2013	March 30, 2012
Selling, general and administrative (excluding pension)	$1,565	$1,472
Research and development	670	604
Pension	208	555
Total operating expenses	$2,443	$2,631

Operating expenses for the three months ended March 29, 2013 were lower overall than the same period in 2012.  Selling, general and administrative expense (excluding pension) was slightly higher in 2013 than 2012 due to higher legal fees. Research and development expense was comparable to the prior year.  Pension expense for 2013 was lower than 2012 due to settlement charges that were accrued in 2012 resulting from estimates for lump-sum distributions and other actuarial estimates.

Other Expense, net

The following table summarizes our other expense:

	For the Three Months Ended
	March 29, 2013	March 30, 2012
Other expense, net	$214	$217

For the first three months of 2013, other expense, net, was comparable to results of the same period in 2012.

Liquidity and Capital Resources

Cash Flows

In the first three months of 2013, the $341 of cash used in operating activities was primarily attributable to $841 used in the net loss for the period, after the effect of $516 of non-cash items, offset by $500 of cash provided by changes in working capital.

In the first three months of 2012, the $1,995 of cash used in operating activities was attributable to $2,789 of cash used in changes in working capital offset by $794 from the net income for the period, after the effect of $434 of non-cash items.

Most of the cash provided by and used in changes in working capital was driven by customer contract activity as progress payments often do not correlate with the cost and earnings reported during the period. The contrasting cash effect from the changes in working capital between the two periods presented is significant but is within the range of fluctuations that is expected from the varying progress payment terms experienced with our customer contracts.

Cash provided by investing activities was $127 in the first three months of 2013 compared to $99 provided for the same period of 2012, representing cash provided by the sale of marketable securities, offset by purchases of property, plant and equipment of $8 and $40 in 2013 and 2012, respectively.

In the first three months of 2013, financing activities used $41 of cash compared to $38 in 2012, for principal payments on mortgage notes.

Credit Facilities

The Company is a party to a credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund working capital requirements.  Interest is charged on amounts borrowed at the lender’s prime rate. As of March 29, 2013, there were no borrowings outstanding under the credit agreement.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific bank account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of March 29, 2013, we had outstanding letters of credit totaling $1,240.  The cash collateral for these letters of credit was classified as $798 of restricted cash and $442 of restricted cash included in other assets.

Mortgage Notes

As of March 29, 2013, our wholly owned Spitz subsidiary had obligations totaling $2,665 under its two mortgage notes payable.

Sale-Leaseback Financing

As of March 29, 2013, the principal balance on the debt obligation recorded from the sale-leaseback financing transaction was $2,657.  The cash payment required to repurchase the property on March 29, 2013 was $2,727 consisting of $2,852 repurchase price under the agreement less a credit for the $125 security deposit.  Accordingly, if we had exercised our option to repurchase the property on March 29, 2013, we would have recorded a premium of approximately 3% in the amount of $70 over the $2,657 balance of the debt.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the three-month period ended March 29, 2013, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, we become involved in various legal proceedings.  Although the final outcome of such proceedings cannot be predicted with certainty, we believe the ultimate disposition of any such proceedings will not have a material adverse effect on our consolidated financial position, liquidity, or results of operations.

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
101
The following materials from this Quarterly Report on Form 10-Q for the periods ended March 29, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date: May 10, 2013	By:	/s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial and Accounting Officer)