Form 10-Q
period 2013-06-28
EVANS & SUTHERLAND COMPUTER CORP
filed 2013-08-02
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________

FORM 10-Q

(Mark One)
[X]           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended June 28, 2013
or
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
Yes ___ No   X

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on August 2, 2013 was 11,089,199.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended June 28, 2013

PART I – FINANCIAL INFORMATION

Item 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share and per share data)

	June 28,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,647	$2,111
Restricted cash	1,150	705
Marketable securities	464	712
Accounts receivable, less allowances for doubtful receivables of $214
and $324, respectively	3,979	3,972
Costs and estimated earnings in excess of billings on uncompleted contracts	1,468	2,474
Inventories, net	3,508	3,125
Prepaid expenses and deposits	484	453
Total current assets	13,700	13,552
Property, plant and equipment, net	7,471	7,735
Goodwill	635	635
Definite-lived intangible assets, net	142	168
Other assets	1,533	2,160
Total assets	$23,481	$24,250
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$788	$1,197
Accrued liabilities	1,343	1,274
Billings in excess of costs and estimated earnings on uncompleted contracts	4,481	2,531
Customer deposits	2,616	3,180
Current portion of retirement obligations	485	517
Current portion of long-term debt	172	167
Total current liabilities	9,885	8,866
Pension and retirement obligations, net of current portion	32,994	33,369
Long-term debt, net of current portion	5,160	5,148
Deferred rent obligation	1,505	1,511
Total liabilities	49,544	48,894
Commitments and contingencies
Stockholders' deficit:
Preferred stock, no par value: 10,000,000 shares authorized;
no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized;
11,441,666 shares issued	2,288	2,288
Additional paid-in capital	54,477	54,466
Common stock in treasury, at cost: 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(50,807)	(49,025)
Accumulated other comprehensive loss	(27,312)	(27,664)
Total stockholders' deficit	(26,063)	(24,644)
Total liabilities and stockholders' deficit	$23,481	$24,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited) (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012

Sales	$5,212	$4,746	$9,919	$12,563
Cost of sales	3,480	3,540	6,877	8,088
Gross profit	1,732	1,206	3,042	4,475
Operating expenses:
Selling, general and administrative (excluding pension)	1,181	1,279	2,746	2,751
Research and development	674	660	1,344	1,264
Pension	161	554	369	1,109
Total operating expenses	2,016	2,493	4,459	5,124
Operating loss	(284)	(1,287)	(1,417)	(649)
Other expense, net	(141)	(184)	(355)	(401)
Loss before income tax provision	(425)	(1,471)	(1,772)	(1,050)
Income tax provision	-	(13)	(10)	(74)
Net loss	$(425)	$(1,484)	$(1,782)	$(1,124)
Net loss per common share – basic and diluted	$(0.04)	$(0.13)	$(0.16)	$(0.10)

Weighted average common shares outstanding – basic and diluted	11,089	11,089	11,089	11,089

Comprehensive Loss
Net loss	$(425)	$(1,484)	$(1,782)	$(1,124)
Other comprehensive income (loss):
Amortization of deferred pension expense	182	-	364	-
Unrealized gain (loss) on marketable securities	(18)	(64)	(11)	104
Comprehensive loss	$(261)	$(1,548)	$(1,429)	$(1,020)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended
	June 28,	June 29,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,782)	$(1,124)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	318	392
Other	644	439
Change in assets and liabilities:
Decrease (increase) in restricted cash	(445)	283
Decrease (increase) in accounts receivable, net	(21)	574
Increase in inventories	(565)	(81)
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts	2,956	(1,779)
Decrease (increase) in prepaid expenses and deposits	596	(406)
Decrease in accounts payable	(409)	(497)
Increase (decrease) in accrued liabilities	63	(266)
Increase (decrease) in pension and retirement obligations	(407)	114
Increase (decrease) in customer deposits	(564)	521
Net cash provided by (used in) operating activities	384	(1,830)

Cash flows from investing activities:
Purchases of property, plant and equipment	(28)	(64)
Proceeds from sale of marketable securities	262	275
Net cash provided by investing activities	234	211

Cash flows from financing activities:
Principal payments on long-term debt	(82)	(76)
Net cash used in financing activities	(82)	(76)

Net increase (decrease) in cash and cash equivalents	536	(1,695)
Cash and cash equivalents at beginning of the period	2,111	3,932
Cash and cash equivalents at end of the period	$2,647	$2,237

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$265	$272
Cash paid for income taxes	24	38

Non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$(11)	$104

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

The accompanying unaudited condensed consolidated balance sheets, statements of comprehensive loss, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The results of operations for the period ended June 28, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.  The Company operates on a calendar year with the first three fiscal quarters ending on the last Friday of the calendar quarter.

Revenue Recognition

Sales include revenues from system hardware and the related integrated software, database products and service contracts.  The following methods are used to determine revenue recognition:

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

Inventories, net

Inventories consisted of the following:
	June 28,	December 31,
	2013	2012

Raw materials	$5,192	$5,255
Work in process	988	287
Finished goods	180	253
Reserve for obsolete inventory	(2,852)	(2,670)
Inventories, net	$3,508	$3,125

Liquidity

As of June 28, 2013 the total stockholders’ deficit was $26,063 as compared to $24,644 as of December 31, 2012.  While the Company believes existing sources of liquidity and expected results of operations will be adequate to fund its obligations through 2013 and at least the first six months of 2014, it also believes that it must restructure its pension and retirement obligations to sustain operations for the long term.  In January 2013, the Company initiated an application process for the distress termination of the pension plan in accordance with provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). If the distress termination is approved, the ERISA Title IV insurance fund, which is administered by the Pension Benefit Guaranty Corporation (“PBGC”), would take possession of the assets in the pension plan trust and pay future pension plan benefits (see Note 4). Through this process, the Company will seek to negotiate, with the PBGC, a settlement of its pension plan liabilities on terms that are feasible for the Company to continue in business as a going concern through 2014 and beyond, which is consistent with the purposes of the provisions of ERISA. As more fully described in Note 4, on July 15, 2013 a lien in favor of the PBGC has arisen against the assets of the Company to secure approximately $1,410 of aggregate unpaid contributions to the pension plan trust, with interest. The Company believes that the lien on its assets will not have a significant adverse effect on its existing contractual agreements. The Company also believes that the current revenue backlog and liquid resources are sufficient to satisfy the debt secured by the PBGC lien and sustain operations through at least the middle of 2014; however, it believes that by not paying the pension contributions, it is preserving liquid resources to continue operating beyond June 2014 and until the total pension plan liabilities can be settled through the completion of the distress termination process. There can be no assurance that the Company will be successful in these efforts.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.
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

The Company’s marketable securities are classified within Level 1 because the underlying investments have readily available market prices.  Marketable securities measured at fair value on a recurring basis are summarized below:

June 28, 2013	Total	Level 1	Level 2	Level 3

Mutual funds – equity securities	$-	$-	$-	$-
Mutual funds – debt securities	422	422	-	-
Money market mutual funds	42	42	-	-
Total	$464	$464	$-	$-

December 31, 2012	Total	Level 1	Level 2	Level 3

Mutual funds – equity securities	$367	$367	$-	$-
Mutual funds – debt securities	298	298	-	-
Money market mutual funds	47	47	-	-
Total	$712	$712	$-	$-

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.           STOCK OPTION PLAN

As of June 28, 2013, options to purchase 1,534,113 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the six months ended June 28, 2013 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of beginning of the period	1,169	$3.19
Granted	150	0.03
Exercised	-	-
Forfeited or expired	(79)	5.75
Outstanding as of end of the period	1,240	2.64

Exercisable as of the end of the period	979	$3.29

As of June 28, 2013, options exercisable and options outstanding had a weighted average remaining contractual term of 4.0 and 5.1 years, respectively, and aggregate intrinsic value of $0 and $4, respectively.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first six months of 2013, were based on estimates as of the date of grant as follows:

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

As of June 28, 2013, there was approximately $13 of total unrecognized share-based compensation cost related to grants under the stock option plan that will be recognized over a weighted-average period of 2.3 years.

Share-based compensation expense included in selling, general and administrative (excluding pension) expense in the statements of comprehensive loss for each of the three and six month periods ended June 28, 2013 was $4 and $10, respectively.  Share-based compensation expense included in selling, general and administrative (excluding pension) expense in the statements of comprehensive loss for each of the three and six month periods ended June 29, 2012 was $7 and $17, respectively.

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

The unfunded pension and retirement obligation of the pension plan, as reported on the Company’s financial statements was $28,087 as of June 28, 2013. The Company believes business operations could produce adequate funds to meet the contributions to the pension plan trust in sufficient amounts to satisfy regulatory funding standards through the first six months of 2014 but has stopped making such contributions beginning in October 2012 in order to maintain adequate working capital levels for business operations through 2014. The Company also believes it will not be able to continue to meet the estimated contributions to the pension plan trust required to satisfy regulatory funding standards through the end of 2014, as well as the total contributions that will be required beyond 2014 to satisfy the total pension plan obligation.

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

Employer Contributions

Through September 15, 2012, the Company’s funding policy was to contribute to the pension plan trust amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations. Beginning in October 2012, the Company discontinued this policy in order to preserve the necessary liquidity to sustain the business through 2014.  Payments of future contributions to satisfy regulatory funding standards likely will be affected by the application process to the PBGC for the distress termination of the pension plan.

Independent actuarial valuations have determined that contributions before additional interest, totaling $2,077 are due through the end of 2013 in order to satisfy regulatory funding standards. By the Company’s not making the contributions to satisfy regulatory funding standards where periodically required unpaid contributions plus interest exceed $1,000, by operation of law a lien arises against the assets of the Company.   On July 15, 2013, the aggregate

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

unpaid contributions with interest reached approximately $1,410, requiring a payment of over $410 as of that date for unpaid contributions to stay under the $1,000 threshold and avoid a lien. The Company chose not to make the payment in order to preserve liquidity for the operation of the business. As a result, the PBGC is entitled by law to enforce the lien that has arisen. The amounts secured by the lien increase and are subject to updated filings if there are additional future unpaid contributions. The Company’s legal counsel has advised that the PBGC typically files tax lien notices to perfect such liens and, in discussions with the Company’s legal counsel, the PBGC has indicated that it plans to perfect the lien that has arisen as of July 15, 2013. The Company’s legal counsel has also advised that the PBGC usually does not take any additional enforcement action while it is still considering the application for the distress termination; however, there can be no assurance that the PBGC will not take additional action to enforce the lien.

The Company is not currently required to fund the Supplemental Executive Retirement Plan (SERP).  All benefit payments are made by the Company directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes. The Company expects to contribute and pay SERP benefits of approximately $485 in the next 12 months.

Components of Net Periodic Benefit Expense

	Pension Plan		Supplemental Executive Retirement Plan
For the three months ended:	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Service cost	$-	$-	$-	$-
Interest cost	398	467	41	52
Expected return on assets	(460)	(454)	-	-
Amortization of actuarial loss	177	170	17	14
Amortization of prior year service cost	-	-	(12)	(12)
Settlement charge	-	317	-	-
Net periodic benefit expense	$115	$500	$46	$54

	Pension Plan		Supplemental Executive Retirement Plan
For the six months ended:	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Service cost	$-	$-	$-	$-
Interest cost	796	933	82	104
Expected return on assets	(920)	(907)	-	-
Amortization of actuarial loss	354	341	34	28
Amortization of prior year service cost	-	-	(24)	(24)
Settlement charge	-	634	-	-
Net periodic benefit expense	$230	$1,001	$92	$108

Pension expense for the six-month period ended June 28, 2013 included net periodic benefit expense of $230 for the pension, $92 for the SERP and an additional $47 of insurance premium due to the PBGC. For the three- and six- month periods ended June 28, 2013, the Company reclassified $182 and $364 of actuarial loss from accumulated other comprehensive loss, respectively, that was included in pension expense on the statement of comprehensive loss for the same periods.

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

All dollar amounts are in thousands.

Executive Summary

Sales for the second quarter of 2013 were slightly higher than the comparable period of 2012 but still lower than average quarterly sales in recent years.  Sales for the first six months of 2013 were lower than the comparable period of 2012 and also lower than comparable periods of recent years. The low 2013 sales are the result of low 2012 sales bookings and the timing of customer deliveries. New customer bookings improved in the first six months of 2013 and as a result, the sales backlog increased to $21,900 as of June 28, 2013 compared to $15,511 as of December 31, 2012. The forecasted bookings and customer deliveries indicate that sales levels for the remainder of the year will improve. The gross profit percentage for the second quarter of 2013 improved as expected but remained lower for the first six months of 2013 than the comparable period of 2012.  The low sales volume for the first six months of 2013 contributed to the lower gross profit percentage. We expect the gross profit percentage for the remainder of 2013 to improve with the higher expected sales. The sales volume and lower gross profit for the first six months of 2013 illustrate the short-term fluctuations that can occur in our business. We do not believe this is an indication of any long term trend. For the long term, we believe the existing markets we serve will yield annual sales at variable levels comparable to the sales reported from 2009 through 2012. We have found it challenging to find opportunities for significant sales growth from new markets due to our current resource limitations and the worldwide economic environment.

Total operating expenses in the second quarter and first six months of 2013 decreased compared to the same period in 2012 due primarily to a decrease in pension expense. The reduction in pension expense was attributable to high settlement charges for 2012 lump sum distributions.  Since filing the application for distress termination in January 2013, the pension plan is prohibited from making lump sum distributions. Otherwise operating expenses were comparable in the periods presented.

A lower amount of sales was the primary contributor to the net losses reported for the second quarter and first six months of 2013. The net loss of $425 reported for the second quarter of 2013 was lower than the $1,484 net loss for the comparable period of 2012 due to the improved 2013 quarterly gross profit and lower pension expense. The net loss of $1,782 for the first six months of 2013 was higher than the $1,124 net loss for the comparable period of 2012 due to higher sales and gross profit concentrated in the first quarter of 2012 which offset higher 2012 pension expense.  With our expectations for improved sales levels for the remainder of 2013, we expect improved results that may fluctuate between the remaining two quarters. We do not expect annual net income for 2013. For the long term we continue to expect variable but reasonably consistent future sales and gross profit from our current product line at annual levels sufficient to cover or exceed operating expenses, excluding the pension expense.

As a result of the net loss for the first half of 2013, our stockholders’ deficit increased to $26,063 as of June 28, 2013 compared to $24,644 as of December 31, 2012. We continue to believe we can manage this deficit for the short term; however for the long term, we believe we can overcome the deficit only with a reasonable settlement of our pension liabilities. The Company continues to pursue a reasonable settlement of its pension liabilities through the distress termination application process. However, the Company is unable to determine the timing or the ultimate outcome as of the date of this filing.

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

Results of Operations

Sales and Backlog

The following table summarizes our sales:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Sales	$5,212	$4,746	$9,919	$12,563

Sales for the first six months of 2013 were 21% lower than the same period in 2012 while sales for the second quarter of 2013 were 10% higher than the second quarter in 2012. The contrasting comparison of the two periods is attributable to strong sales for the first quarter of 2012. Otherwise sales for the first six months of 2013 and both second quarters presented were lower than average sales in the comparable periods of recent years.  The low 2013 sales reflect a slowdown in new customer orders that occurred during 2012 as well as the timing of customer deliveries.

We have seen a significant improvement in new customer orders in 2013, as evidenced by the change in our revenue backlog which increased to $21,900 as of June 28, 2013, compared to $15,511 as of December 31, 2012.  We expect sales for the remainder of 2013 to improve based on customer delivery schedules and the improved revenue backlog along with strong sales prospects.

Gross Profit

The following table summarizes our gross profit and the gross profit as a percentage of total sales:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Gross profit	$1,732	$1,206	$3,042	$4,475
Gross profit percentage	33%	25%	31%	36%

Gross profit for the second quarter of 2013 was slightly higher than the prior year.  Gross profit for both quarters was adversely affected by the under-absorption of overhead and inefficiencies associated with low sales which result in fixed overhead costs becoming a higher percentage of sales. The second quarter of 2013 included some customer projects that were completed at below the estimated costs offsetting much of the adverse effects of the low sales and resulting in a higher gross margin than the second quarter of 2012.

Our gross profit for the first six months of 2013 was lower than the same period in 2012 primarily due to the under-absorption of overhead and inefficiencies from lower sales. Also customer projects that contributed to sales in the first quarter of 2013 yielded average to low gross margins without any significant improvements in project costs which sometimes occur as in the second quarter of 2013.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Selling, general and administrative (excluding pension)	$1,181	$1,279	$2,746	$2,751
Research and development	674	660	1,344	1,264
Pension	161	554	369	1,109
Total operating expenses	$2,016	$2,493	$4,459	$5,124

Selling, general and administrative expenses (excluding pension) were reduced in 2013 by a credit from the receipt of $320 in the second quarter for settlement of a claim against a subcontractor for damages on a customer project. The Company has been pursuing the claim for a few years and the settlement served to recover expenses incurred in pursuit of the claim.  As a result, selling, general and administrative expenses (excluding pension) were comparable for the six month periods ended 2013 and 2012 but were slightly lower for the second quarter of 2013 compared to the same period in 2012. Research and development expenses were comparable for both periods presented although slightly higher for the first six months of 2013. The slightly higher research and development expenses in 2013 were attributable to show production resources being used for research and development activities as opposed to capitalized show creation.  Pension expense in 2013 for both the three- and six-month periods was substantially lower than 2012 due primarily to settlement charges incurred in 2012 resulting from lump-sum distributions.

Other Expense, net

The following table summarizes our other expense:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Total other expense, net	$141	$184	$355	$401

For the three- and six-month periods ended June 28, 2013, other expense, net, was slightly lower than for the same periods in 2012 due to higher realized gain from marketable securities, lower currency loss and lower bank fees.

Liquidity and Capital Resources

Cash Flows

In the first six months of 2013, $384 of cash provided by operating activities was primarily attributable to a favorable change to working capital of $1,204, offset by $820 of cash used in the net loss for the period, after the effect of $962 of non-cash items.  The change to working capital was driven by improvement in progress payments from customer contracts, reflecting our increase to customer orders and revenue backlog in the second quarter of 2013.

In the first six months of 2012, the $1,830 of cash used in operating activities was attributable to $1,537 of cash absorbed by changes in working capital and $293 absorbed by the net loss for the period, after the effect of $831 of non-cash items. Most of the cash absorbed by changes in working capital was driven by customer contract activity as progress payments did not keep pace with cost and earnings reported during the period.

Cash provided by investing activities was $234 in the first six months of 2013 compared to $211 for the same period of 2012, representing cash provided by the sale of marketable securities, offset by purchases of property, plant and equipment of $28 and $64 in 2013 and 2012, respectively.

In the first six months of 2013, financing activities used $82 of cash compared to $76 in 2012, for principal payments on mortgage notes.

Credit Facilities

The Company is a party to a credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund working capital requirements.  Interest is charged on amounts borrowed at the lender’s prime rate. As of June 28, 2013, there were no borrowings outstanding under the credit agreement.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific bank account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of June 28, 2013, we had outstanding letters of credit totaling $1,240.  The cash collateral for these letters of credit was classified as $1,150 of restricted cash and $90 of restricted cash included in other assets.

Mortgage Notes

As of June 28, 2013, our wholly owned Spitz subsidiary had obligations totaling $2,624 under its two mortgage notes payable.

Sale-Leaseback Financing

As of June 28, 2013, the principal balance on the debt obligation recorded from the sale-leaseback financing transaction was $2,708.  The cash payment required to repurchase the property on June 28, 2013 was $2,727 consisting of $2,852 repurchase price under the agreement less a credit for the $125 security deposit.  Accordingly, if we had exercised our option to repurchase the property on June 28, 2013, we would have recorded a premium of approximately 1% in the amount of $19 over the $2,708 balance of the debt.

Pension obligation

As more fully described in Note 4 to the condensed consolidated financial statements, the Company believes it will not be able to satisfy the total obligation of a defined benefit pension plan sponsored by the Company and is seeking to negotiate a settlement of such liabilities through an application process for a distress termination of the pension plan in accordance with provisions of ERISA. The amount of the unfunded pension obligation as reported on the balance sheet totaled $28,087 as of June 28, 2013. Payments related to the obligation totaling approximately $1,410 became past due as of July 15, 2013.  As a result, a lien in favor of the pension plan has arisen against the assets of the Company to secure the $1,410 amount past due. The Company believes that the lien on its assets will not have a significant adverse effect on its existing contractual agreements. The Company also believes that the current revenue backlog and liquid resources are sufficient to satisfy the obligation secured by the PBGC lien and sustain operations through at least June 2014; however, it believes that by not paying the pension contributions, it is preserving liquid resources to continue operating beyond June 2014. A reasonable settlement of our pension liabilities is critical to ensure we have adequate liquidity and capital resources to operate for the long term.  We believe our distress termination application is meritorious and that it will lead to a reasonable settlement of our pension liabilities resulting in adequate liquidity and capital resources to operate for the long term. However, there can be no assurance that the Company will be successful in these efforts.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 28, 2013, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

31.1 31.2 32.1 101
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
The following materials from this Quarterly Report on Form 10-Q for the periods ended June 28, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

EVANS & SUTHERLAND COMPUTER CORPORATION

Date: August 2, 2013	By:	/s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial and Accounting Officer)