Form 10-Q
period 2013-09-27
EVANS & SUTHERLAND COMPUTER CORP
filed 2013-11-08
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________

FORM 10-Q

(Mark One)
[X]           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended September 27, 2013
or
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
Yes ___ No   X

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on November 7, 2013 was 11,089,199.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended September 27, 2013

PART I – FINANCIAL INFORMATION

Item 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share and per share data)

	September 27,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$3,240	$2,111
Restricted cash	1,038	705
Marketable securities	345	712
Accounts receivable, less allowances for doubtful receivables of $257
and $324, respectively	5,202	3,972
Costs and estimated earnings in excess of billings on uncompleted contracts	1,636	2,474
Inventories, net	3,914	3,125
Prepaid expenses and deposits	638	453
Total current assets	16,013	13,552
Property, plant and equipment, net	7,353	7,735
Goodwill	635	635
Definite-lived intangible assets, net	128	168
Other assets	1,342	2,160
Total assets	$25,471	$24,250
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,886	$1,197
Accrued liabilities	1,174	1,274
Billings in excess of costs and estimated earnings on uncompleted contracts	3,506	2,531
Customer deposits	3,599	3,180
Current portion of retirement obligations	492	517
Current portion of long-term debt	175	167
Total current liabilities	10,832	8,866
Pension and retirement obligations, net of current portion	32,845	33,369
Long-term debt, net of current portion	5,169	5,148
Deferred rent obligation	1,509	1,511
Total liabilities	50,355	48,894
Commitments and contingencies
Stockholders' deficit:
Preferred stock, no par value: 10,000,000 shares authorized;
no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized;
11,441,666 shares issued	2,288	2,288
Additional paid-in capital	54,481	54,466
Common stock in treasury, at cost: 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(49,818)	(49,025)
Accumulated other comprehensive loss	(27,126)	(27,664)
Total stockholders' deficit	(24,884)	(24,644)
Total liabilities and stockholders' deficit	$25,471	$24,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012

Sales	$8,509	$5,359	$18,428	$17,922
Cost of sales	4,981	3,299	11,858	11,387
Gross profit	3,528	2,060	6,570	6,535
Operating expenses:
Selling, general and administrative (excluding pension)	1,545	1,658	4,291	4,409
Research and development	529	662	1,873	1,926
Pension	249	590	618	1,699
Total operating expenses	2,323	2,910	6,782	8,034
Operating income (loss)	1,205	(850)	(212)	(1,499)
Other expense, net	(185)	(200)	(540)	(601)
Income (loss) before income tax provision	1,020	(1,050)	(752)	(2,100)
Income tax provision	(31)	(21)	(41)	(95)
Net income (loss)	$989	$(1,071)	$(793)	$(2,195)
Net income (loss) per common share – basic and diluted	$0.09	$(0.10)	$(0.07)	$(0.20)

Weighted average common shares outstanding – basic	11,089	11,089	11,089	11,089
Weighted average common shares outstanding –diluted	11,155	11,089	11,089	11,089

Comprehensive income (loss):
Net income (loss)	$989	$(1,071)	$(793)	$(2,195)
Other comprehensive income (loss):
Amortization of deferred pension expense	182	-	546	-
Unrealized gain (loss) on marketable securities	3	90	(8)	194
Comprehensive income (loss)	$1,174	$(981)	$(255)	$(2,001)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
	Nine Months Ended
	September 27,	September 28,
	2013	2012
Cash flows from operating activities:
Net loss	$(793)	$(2,195)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	452	569
Amortization of deferred pension expense	546	-
Other	471	766
Change in assets and liabilities:
Decrease (increase) in restricted cash	(333)	282
Decrease (increase) in accounts receivable, net	(1,287)	362
Increase in inventories	(1,062)	(632)
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts	1,813	(1,665)
Decrease (increase) in prepaid expenses and deposits	633	(472)
Increase (decrease) in accounts payable	689	(452)
Decrease in accrued liabilities	(102)	(246)
Decrease in pension and retirement obligations	(549)	(188)
Increase in customer deposits	419	636
Net cash provided by (used in) operating activities	897	(3,235)

Cash flows from investing activities:
Purchases of property, plant and equipment	(30)	(96)
Proceeds from sale of marketable securities	385	1,011
Net cash provided by investing activities	355	915

Cash flows from financing activities:
Principal payments on long-term debt	(123)	(116)
Net cash used in financing activities	(123)	(116)

Net increase (decrease) in cash and cash equivalents	1,129	(2,436)
Cash and cash equivalents as of beginning of the period	2,111	3,932
Cash and cash equivalents as of end of the period	$3,240	$1,496

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$397	$405
Cash paid for income taxes	26	43

Non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$(8)	$194

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

The accompanying unaudited condensed consolidated balance sheets, statements of comprehensive income (loss), and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The results of operations for the three and nine months ended September 27, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.  The Company operates on a calendar year with the first three fiscal quarters ending on the last Friday of the calendar quarter.

Revenue Recognition

Sales include revenues from system hardware and the related integrated software, database products and service contracts.  The following methods are used to determine revenue recognition:

Percentage of Completion. In arrangements that are longer in term and require significant production, modification or customization, revenue is recognized using the percentage-of-completion method.  In applying this method,  the Company utilizes cost-to-cost methodology whereby it estimates the percent complete by calculating the ratio of costs incurred (consisting of material, labor and subcontracting costs, as well as an allocation of indirect costs) for each contract to its total anticipated costs for that contract.   This ratio is then utilized to determine the amount of gross profit earned based on the Company’s estimate of total gross profit at completion for each contract.  The Company routinely reviews estimates related to percentage-of-completion contracts and adjusts for changes in the period the revisions are made.  Billings on uncompleted percentage-of-completion contracts may be greater than or less than incurred costs and estimated earnings and are recorded as an asset or liability in the accompanying condensed consolidated balance sheets.

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

Inventories, net

Inventories consisted of the following:
	September 27,	December 31,
	2013	2012

Raw materials	$6,115	$5,255
Work in process	372	287
Finished goods	370	253
Reserve for obsolete inventory	(2,943)	(2,670)
Inventories, net	$3,914	$3,125

Liquidity

As of September 27, 2013, the total stockholders’ deficit was $24,884 as compared to $24,644 as of December 31, 2012.  While the Company believes existing sources of liquidity and expected results of operations will be adequate to fund its pension and operational obligations through at least September 30, 2014, it has stopped making payments due on its pension obligation, and is seeking, through a legal process described more fully in Note 4, to restructure its pension obligations in order to sustain operations for a longer term.  As such, in January 2013, the Company initiated an application process for the distress termination of its pension plan in accordance with provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). If the distress termination is approved, the ERISA Title IV insurance fund, which is administered by the Pension Benefit Guaranty Corporation (“PBGC”), would take possession of the assets in the pension plan trust and pay future pension plan benefits. Through this process, the Company will seek to negotiate, with the PBGC, a settlement of its pension plan liabilities on terms that are feasible for the Company to continue in business as a going concern for the long term, which is consistent with the purposes of the provisions of ERISA. Because the Company has stopped making payments due on its pension obligation, a lien in favor of the PBGC has arisen against the assets of the Company. The lien secures aggregate unpaid contributions to the pension plan trust, with interest, which has accumulated to $2,129 as of October 15, 2013. The Company’s legal counsel has advised that the PBGC usually does not take enforcement action under its lien rights while it is still considering the application for the distress termination and the Company believes that the lien on its assets will not have a significant adverse effect on its business operations. Aided by improving sales backlog and business prospects, the Company believes improving results should produce sufficient funds to satisfy the increasing debt secured by the PBGC lien through at least September 30, 2014; however, it also believes payment of the debt, to the extent that it threatens the ability to sustain operations for the long term, will not be in the best interest of the Company or its creditors, including the pension plan and the PBGC. The Company believes the improving operating results and the distress termination process will enable the management of its short-term pension debt and the continuity of operations through at least September 30, 2014. There can be no assurance that the PBGC will not take additional action to enforce

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the lien and that the Company will be successful in these efforts.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s marketable securities are classified within Level 1 because the underlying investments have readily available market prices.  Marketable securities measured at fair value on a recurring basis are summarized below:

September 27, 2013	Total	Level 1	Level 2	Level 3

Mutual funds – equity securities	$-	$-	$-	$-
Mutual funds – debt securities	301	301	-	-
Money market mutual funds	44	44	-	-
Total	$345	$345	$-	$-

December 31, 2012	Total	Level 1	Level 2	Level 3

Mutual funds – equity securities	$367	$367	$-	$-
Mutual funds – debt securities	298	298	-	-
Money market mutual funds	47	47	-	-
Total	$712	$712	$-	$-

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.           STOCK OPTION PLAN

As of September 27, 2013, options to purchase 1,538,913 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the nine months ended September 27, 2013 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of beginning of the period	1,169	$3.19
Granted	150	0.03
Exercised	-	-
Forfeited or expired	(84)	5.82
Outstanding as of end of the period	1,235	2.62

Exercisable as of the end of the period	974	$3.28

As of September 27, 2013, options exercisable and options outstanding had a weighted average remaining contractual term of 3.8 and 4.8 years, respectively, and aggregate intrinsic value of $0 and $6, respectively.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first nine months of 2013, were based on estimates as of the date of grant as follows:

Risk-free interest rate	0.38%
Dividend yield	0.00%
Volatility	377%
Expected life (in years)	3.50

Expected option life and volatility are based on historical data of the Company.   The risk-free interest rate is calculated based on the average US Treasury Bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no foreseeable plans to do so.

As of September 27, 2013, there was approximately $10 of total unrecognized share-based compensation cost related to grants under the stock option plan that will be recognized over a weighted-average period of 2.1 years.

Share-based compensation expense included in selling, general and administrative (excluding pension) expense in the statements of comprehensive income (loss) for each of the three and nine months ended September 27, 2013 was $4 and $14, respectively.  Share-based compensation expense included in selling, general and administrative (excluding pension) expense in the statements of comprehensive income (loss) for each of the three and nine months ended September 28, 2012 was $8 and $25, respectively.

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

The unfunded pension and retirement obligation of the pension plan, as reported on the Company’s financial statements was $28,025 as of September 27, 2013. The Company believes business operations could produce adequate funds to make the payments to the pension plan trust in sufficient amounts to satisfy regulatory funding standards through at least September 30, 2014; however, it believes making the payments would deplete liquid resources to a level that would risk its ability to operate the business for the longer term.  For this reason, the Company has stopped making such payments beginning in October 2012 in order to maintain adequate working capital to sustain long-term business operations. The Company also believes it will not be able to meet the estimated payments required beyond 2014 to satisfy the total pension plan obligation.

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

Employer Contributions

Through September 15, 2012, the Company’s funding policy was to contribute to the pension plan trust amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations. Beginning in October 2012, the Company discontinued this policy in order to preserve the necessary liquidity to sustain the business operations for the long term.  Payments of future contributions to satisfy regulatory funding standards likely will be affected by the application process to the PBGC for the distress termination of the pension plan.

Independent actuarial valuations have determined that contributions before additional interest, totaling $2,077 are due through the end of 2013 in order to satisfy regulatory funding standards. By the Company’s not making the contributions to satisfy regulatory funding standards where periodically required unpaid contributions plus interest exceed $1,000, by operation of law a lien arises against the assets of the Company.   On July 15, 2013, the aggregate

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

unpaid contributions with interest reached approximately $1,410. As a result, the PBGC is entitled by law to enforce the lien that has arisen. The amounts secured by the lien increase for any additional future unpaid contributions plus interest. As of October 15, 2013 the total unpaid contributions to satisfy regulatory funding standards including interest, secured by the lien, has accumulated to $2,129. The Company’s legal counsel has advised that the PBGC typically files tax lien notices to perfect such liens and, in discussions with the Company’s legal counsel, the PBGC has indicated that it plans to perfect the lien that has arisen. As of the date of this filing the Company has not been notified that the PBGC has filed tax lien notices to perfect the liens. The Company’s legal counsel has also advised that the PBGC usually does not take any additional enforcement action while it is still considering the application for the distress termination; however, there can be no assurance that the PBGC will not take additional action to enforce the lien.

The Company is not currently required to fund the Supplemental Executive Retirement Plan (SERP).  All benefit payments are made by the Company directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes. The Company expects to contribute and pay SERP benefits of approximately $492 in the next 12 months.

Components of Net Periodic Benefit Expense

	Pension Plan		Supplemental Executive Retirement Plan
For the three months ended:	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012

Service cost	$-	$-	$-	$-
Interest cost	398	467	41	52
Expected return on assets	(460)	(454)	-	-
Amortization of actuarial loss	177	171	17	14
Amortization of prior year service cost	-	-	(12)	(12)
Settlement charge	-	352	-	-
Net periodic benefit expense	$115	$536	$46	$54

	Pension Plan		Supplemental Executive Retirement Plan
For the nine months ended:	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012

Service cost	$-	$-	$-	$-
Interest cost	1,195	1,402	123	155
Expected return on assets	(1,381)	(1,361)	-	-
Amortization of actuarial loss	531	511	51	42
Amortization of prior year service cost	-	-	(36)	(36)
Settlement charge	-	986	-	-
Net periodic benefit expense	$345	$1,538	$138	$161

Pension expense was $618 for the nine-month period ended September 27, 2013, which included net periodic benefit expense of $345 for the pension, $138 for the SERP, $47 of insurance premium due to the PBGC and $88 of federal excise tax related to non-payment of minimum pension funding requirements.  For the three and nine months ended September 27, 2013, the Company reclassified $182 and $546, respectively, of actuarial loss from accumulated other comprehensive loss that was included in pension expense on the statement of comprehensive income (loss) for the same periods.

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

All dollar amounts are in thousands.

Executive Summary

Sales for the third quarter of 2013 were significantly higher than the comparable period of 2012 as result of increased sales bookings and the timing of customer deliveries. The higher third quarter sales were expected and resulted in sales for the first nine months of 2013 that were slightly higher than the comparable period of 2012.  The improved customer bookings increased the sales backlog to $22,123 as of September 27, 2013 compared to $15,511 as of December 31, 2012. The forecasted bookings and customer deliveries indicate that sales levels for the remainder of the year will also be strong. The gross profit percentage for the third quarter of 2013 also improved compared to the third quarter 2012 and contributed to gross margins for the first nine months of 2013 comparable to 2012.  We expect the gross profit percentage and results for the remainder of 2013 to be similar to the results of the third quarter of 2013. We do not believe the third quarter sales volume is an indication of any long-term trend, but rather a typical fluctuation that can be expected occasionally from the timing of orders and deliveries. For the long term, we believe the existing markets we serve will yield annual sales at various levels comparable to the sales reported from 2009 through 2012. We have found it challenging to find opportunities for significant sales growth from new markets due to our current resource limitations and the worldwide economic environment.

Total operating expenses in the third quarter and first nine months of 2013 decreased compared to the same periods in 2012 due primarily to a decrease in pension expense. The reduction in pension expense was attributable to high settlement charges for 2012 lump sum distributions.  Since filing the application for distress termination in January 2013, the pension plan is prohibited from making lump sum distributions. Otherwise operating expenses were comparable in the periods presented.

A higher amount of sales resulted in net income reported for the third quarter and a reduction of the net loss for the first nine months of 2013. The net loss for the first nine months of 2013 was significantly lower than the comparable period in 2012 primarily due to decreased pension expense. With our improved sales backlog and anticipated customer deliveries for the remainder of 2013, we expect annual results for 2013 to be close to break even. For the long term we continue to expect variable but reasonably consistent future sales and gross profit from our current product line at annual levels sufficient to cover or exceed operating expenses, excluding the pension expense.

As a result of the net loss for the first nine months of 2013, our stockholders’ deficit increased to $24,884 as of September 27, 2013 compared to $24,644 as of December 31, 2012. We continue to believe we can manage this deficit for the short term; however for the long term, we believe we can overcome the deficit only with a reasonable settlement of our pension liabilities. The Company continues to pursue a reasonable settlement of its pension liabilities through the distress termination application process. However, the Company is unable to determine the timing or the ultimate outcome as of the date of this filing.

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

Results of Operations

Sales and Backlog

The following table summarizes our sales:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Sales	$8,509	$5,359	$18,428	$17,922

Sales for the first nine months of 2013 were 3% higher than the same period in 2012 while sales for the third quarter of 2013 were 59% higher than the same quarter in 2012. The contrasting comparison of the two periods is attributable to strong sales for the third quarter of 2013. The higher third quarter 2013 sales were due to a recent influx in customer orders as well as the timing of customer deliveries.

We have seen a significant improvement in new customer orders in 2013, as evidenced by the change in our revenue backlog which increased to $22,123 as of September 27, 2013, compared to $15,511 as of December 31, 2012.  We expect sales for the fourth quarter of 2013 to be similar to the third quarter of 2013 based on customer delivery schedules and the improved revenue backlog along with strong sales prospects.

Gross Profit

The following table summarizes our gross profit and the gross profit as a percentage of total sales:
	For the Three Months Ended		For the Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Gross profit	$3,528	$2,060	$6,570	$6,535
Gross profit percentage	41%	38%	36%	36%

Gross profit for the third quarter was favorably affected by high sales volume which absorbed fixed overhead as well as specific contracts with high margins.   Our gross profit for the first nine months of 2013 was comparable to the same period in 2012.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Selling, general and administrative (excluding pension)	$1,545	$1,658	$4,291	$4,409
Research and development	529	662	1,873	1,926
Pension	249	590	618	1,699
Total operating expenses	$2,323	$2,910	$6,782	$8,034

In 2013, selling, general and administrative expenses (excluding pension) were reduced for the nine-month period by a credit from the receipt of $320 in the second quarter for settlement of a claim against a subcontractor for damages on a customer project. The Company has been pursuing the claim for four years and the settlement served to recover expenses incurred in pursuit of the claim.  As a result, selling, general and administrative expenses (excluding pension) were slightly lower for the first nine months of 2013 compared to the same period in 2012.

Research and development expenses were comparable for both periods presented with a slight reduction in the three and nine month periods of 2013 attributable primarily to engineering resources being redirected from research and development activities to customer projects. Pension expense for both the three and nine months ended September 27, 2013 was substantially lower than the comparable periods of 2012 due primarily to settlement charges incurred in 2012 resulting from lump-sum distributions.

Other Expense, net

The following table summarizes our other expense:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Total other expense, net	$185	$200	$540	$601

For the three and nine months ended September 27, 2013, other expense, net, was slightly lower than for the same periods in 2012 due to lower realized loss from marketable securities, higher foreign currency gains and lower bank fees.

Liquidity and Capital Resources

Cash Flows

In the first nine months of 2013, $897 of cash provided by operating activities was attributable to $676 of cash provided by the net loss for the period, after the effect of $1,469 of non-cash items plus a favorable change to working capital of $221.  The change to working capital was driven by improvement in progress payments from customer contracts, reflecting our increase to customer orders and revenue backlog in the third quarter of 2013.

In the first nine months of 2012, the $3,235 of cash used in operating activities was attributable to $2,375 of cash absorbed by changes in working capital and $860 absorbed by the net loss for the period, after the effect of $1,335 of non-cash items. Most of the cash absorbed by changes in working capital was driven by customer contract activity as progress payments did not keep pace with costs and earnings reported during the period.

Cash provided by investing activities was $355 in the first nine months of 2013 compared to $915 for the same period of 2012, representing cash provided by the sale of marketable securities, offset by purchases of property, plant and equipment of $30 and $96 in 2013 and 2012, respectively.  The overall decrease was due to a larger liquidation of marketable securities in 2012 in the amount of $1,011 compared to $385 in 2013.

In the first nine months of 2013, financing activities used $123 of cash compared to $116 in 2012, for principal payments on mortgage notes.

Credit Facilities

The Company is a party to a credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund working capital requirements.  Interest is charged on amounts borrowed at the lender’s prime rate. As of September 27, 2013, there were no borrowings outstanding under the credit agreement.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific bank account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of September 27, 2013, we had outstanding letters of credit totaling $1,128.  The cash collateral for these letters of credit was classified as $1,038 of restricted cash and $90 of restricted cash included in other assets.

Mortgage Notes

As of September 27, 2013, our wholly owned Spitz subsidiary had obligations totaling $2,583 under its two mortgage notes payable.

Sale-Leaseback Financing

As of September 27, 2013, the principal balance on the debt obligation recorded from the sale-leaseback financing transaction was $2,761.  The cash payment required to repurchase the property on September 27, 2013 was $2,727 consisting of $2,852 repurchase price under the agreement less a credit for the $125 security deposit.  Accordingly, if we had exercised our option to repurchase the property on September 27, 2013, we would have recorded a discount of approximately 1% in the amount of $34 under the $2,761 balance of the debt.

Pension obligation

As more fully described in Note 4 to the condensed consolidated financial statements, the Company believes it will not be able to satisfy the total obligation of a defined benefit pension plan sponsored by the Company and is seeking to negotiate a settlement of such liabilities through an application process for a distress termination of the pension plan in accordance with provisions of ERISA. The amount of the unfunded pension obligation as reported on the balance sheet totaled $28,025 as of September 27, 2013. Payments related to the obligation totaling approximately $2,129 became past due as of October 15, 2013.  As a result, a lien in favor of the pension plan has arisen against the assets of the Company to secure the $2,129 amount past due. The Company believes that the lien on its assets will not have a significant adverse effect on its existing contractual agreements. The Company also believes that the current revenue backlog and liquid resources are sufficient to satisfy the obligation secured by the PBGC lien and sustain operations through at least September 30, 2014; however, it believes that by not paying the pension contributions, it is preserving liquid resources to continue operating for the longer term. A reasonable settlement of our pension liabilities is critical to ensure we have adequate liquidity and capital resources to operate for the long term.  We believe our distress termination application is meritorious and that it will lead to a reasonable settlement of our pension liabilities resulting in adequate liquidity and capital resources to operate for the long term. However, there can be no assurance that the Company will be successful in these efforts.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 27, 2013, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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
101
The following materials from this Quarterly Report on Form 10-Q for the periods ended September 27, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date:               November 8, 2013
By:     /s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial and Accounting Officer)