Form 10-K
period 2013-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2014-04-02
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013
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
Title of Each Class
Common Stock, $0.20 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes  [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  [ ] Yes  [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       [x] Yes       [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [x] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [  ]           Accelerated filer [  ]                         Non-accelerated filer [  ]                       Smaller reporting company [x]
                                                                                      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  [  ] Yes    [x] No

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant as of June 28, 2013 the last business day of the registrant’s most recently completed second fiscal quarter was $90,785 based on the closing sale price of $0.05 as reported by the Over-the-Counter Market. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13D and 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of March 24, 2014 was 11,089,199.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information from the Registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

EVANS & SUTHERLAND COMPUTER CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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

General

Evans & Sutherland focuses on the production of high-quality advanced visual display systems used primarily in full-dome video projection applications, dome projection screens, dome architectural treatments, and unique content for planetariums, schools, science centers, other educational institutions, and entertainment venues.  With a 45-year history in computer graphics, we are widely regarded as both a pioneer and a leader in providing the world’s most compelling full-dome digital theater and planetarium systems as well as original full-dome shows.  With our subsidiary, Spitz, Inc., and its over 60-year history as a leading supplier of planetarium systems, dome projection screens and other dome displays, E&S supplies premier total system solutions for its digital theater markets as well as customized domes and other unique geometric structures in the architectural market.

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

Intellectual Property

We own a significant number of patents and trademarks and we are a licensee under several others.  Our portfolio of patents and trademarks, as a whole, contributes to our business.  However, no one piece of intellectual property is critical to our business, thus no individual piece of our intellectual property is separately discussed.  In the U.S. and internationally, we hold active patents that cover many aspects of our visualization technology.  Several patent applications are presently pending and routinely other patent applications are in preparation. We actively pursue patents on our new technology and we intend to vigorously protect our patent rights.  We often trademark key product names and brand names to protect our equity in the marketplace. We routinely copyright software and documentation and institute copyright registration when appropriate.  Currently we retain a total of 25 active U.S. patents.

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

Employees

As of December 31, 2013, Evans & Sutherland and its subsidiaries employed a total of 96 persons of which 94 were employed full time.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the executive officers of E&S as of December 31, 2013.

Name	Age	Position
David H. Bateman	71	President, Chief Executive Officer and Director
Paul L. Dailey	57	Chief Financial Officer and Corporate Secretary
Bob Morishita	63	Vice President Human Resources
Kirk D. Johnson	52	Vice President and General Manager of Digital Theater
Jonathan A. Shaw	57	President and Chief Executive Officer of Spitz, Inc.

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

Jonathan A. Shaw was appointed President and Chief Executive Officer of E&S’s subsidiary, Spitz, Inc., in November 2001, where he held various management positions since 1985.

ITEM 2.   PROPERTIES

Our principal executive, engineering, manufacturing and operations facilities are located in the University of Utah Research Park in Salt Lake City, Utah, where we lease two buildings, which we previously owned, totaling approximately 68,000 square feet.  The buildings are located on land leased from the University of Utah with an initial term of 40 years or longer. During 2009, we concluded a sale-leaseback of the buildings whereby the buildings have been sold and the land lease has been assigned to a third-party lender.  We lease the land and our buildings from that lender on a 5-year lease term with the option to renew the lease for two additional 5-year lease terms.  Because we also have the option to buy back the property and interest in the land lease during the term of the lease, the transaction was recorded as a financing and therefore the buildings and related improvements are still recorded as assets as of December 31, 2013.

Spitz owns and occupies an approximately 47,000 square-foot building on approximately 15.2 acres in Chadds Ford, Pennsylvania. The property serves as collateral under Spitz’s debt agreements through a mortgage granted to First Keystone Bank which is now The Bryn Mawr Trust Company, a commercial bank.

ITEM 3.    LEGAL PROCEEDINGS

In the normal course of business, we may have various legal claims and other contingent matters.  We know of no legal claims outstanding that would have a material adverse effect on our consolidated financial position, liquidity or results of operations.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Over-the-Counter Markets under the symbol “ESCC.”  On March 24, 2014, there were approximately 570 holders of record of our common stock.  Because brokers and other institutions hold many of our shares on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

We have never paid a cash dividend on our common stock and have used funds generated internally to operate our business.  Currently we have an accumulated deficit.  For the foreseeable future, we intend to follow our policy of retaining any future earnings to finance the development and growth of our business.

Additional information required by this item is incorporated by reference to the table captioned Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2013 in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of Part III of this annual report on Form 10-K.

The table below presents the high and low sales prices per share as reported by the Over-the-Counter Markets, by quarter for 2013 and 2012. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.
	2013		2012
	High	Low	High	Low
First Quarter	$0.13	$0.02	$0.36	$0.15
Second Quarter	0.12	0.05	0.36	0.11
Third Quarter	0.11	0.04	0.18	0.05
Fourth Quarter	0.14	0.05	0.09	0.02

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

Executive Summary

For the past several years we have employed various strategies for growth and costs reduction in an effort to reverse a long history of operating losses. While this effort has significantly reduced our recent operating losses and we recorded net income in 2013, we do not believe that the business, as currently capitalized, is capable of overcoming the enormous burden of our defined benefit pension plan (the “Pension Plan”).  The unfunded accounting liability for the benefits payable under the Pension Plan is $19.0 million as of December 31, 2013, with projected funding requirements significantly exceeding the forecasted cash flow capacity of the business. The impact of this obligation is evident considering our total stockholders’ deficit of $13.4 million and total assets of $25.7 million as of December 31 2013. The $19.0 million unfunded liability is for benefits which were earned for service of Company employees prior to when plan benefits were frozen in 2002 and during a period when the Company was much larger with as many as 1,400 employees. The Pension Plan is currently responsible for the retirement benefits of over 1,100 participants of whom only 24 are current employees. We believe we have exhausted all efforts to overcome this burden. Because we believe that the business has the potential for long-term profitability without the burden of the Pension Plan, we have applied for a distress termination of the Pension Plan under provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”) as described more fully in Note 6 of the financial statements. If the distress termination application is approved, the Pension Benefit Guaranty Corporation (“PBGC”) will take possession of the assets in the Pension Plan trust and pay future Pension Plan benefits while the Company would owe the PBGC a termination liability. While the termination liability would likely be greater than the $19 million unfunded liability, the PBGC has authority to settle for less than full payment.

The Company’s goal in seeking a distress termination of the Pension Plan is to ensure that the pension benefits of all Pension Plan participants are paid up to federally guaranteed limits and that the Company continues to operate as a going concern while avoiding the costly damage and disruption to the business which would result from bankruptcy reorganization. The Company continues to seek a conclusion of the process and a settlement of the resulting liabilities. Based upon recent correspondence with the PBGC, the Company believes that the application process will likely result in a settlement of the Pension Plan liabilities on terms that will enable the Company to continue to operate as a going concern. However, as of the date of this filing, the Company is uncertain of the timing or the ultimate outcome.

We intend to continue to aggressively pursue opportunities in the digital theater and other markets served by our products, as well as the development and improvement of new innovative products such as Digistar for planetarium theaters. We will continue to develop and improve our planetarium products targeted for smaller venues in education markets such as our SciDome product. We intend to also continue development and improvement of our dome products used by planetarium theaters and many other varied applications.  We also intend to continue the production of quality show content for planetarium theaters.  We believe that the ability to include the wide range of complementary products in the systems we sell, along with access to the legacy customer base of E&S and our subsidiary, Spitz, Inc. (“Spitz”), provides a unique competitive advantage.

We expect variable but reasonably consistent future sales and gross profits from our current product line at annual levels sufficient to cover or exceed operating expenses excluding the current expense of the Pension Plan.  We believe an improved financial position as a result of relief from the burden of the Pension Plan may present opportunities for better results through the availability of credit and stronger qualification for customer projects.

Results of Operations (All dollar amounts are in thousands unless otherwise indicated)

Consolidated Sales and Backlog

The following table summarizes our consolidated sales for the years ended December 31:

	2013	2012
Sales	$29,583	$24,908

 Sales increased 19% from 2012 to 2013 due to an increase in the volume of orders and deliveries of all of our products.  On December 31, 2013, our sales backlog was $17,165 compared with $15,511 as of December 31, 2012. We anticipate that approximately 80% of the 2013 backlog will be converted to sales in 2014 and that we will receive sufficient new orders to produce total sales in 2014 comparable to 2013.

Gross Profit

The following table summarizes our gross profit and the percentage to total sales during the years ended December 31:

	2013	2012
Gross profit	$11,371	$8,906
Gross profit percentage	38%	36%

Our gross profit percentage in 2013 was comparable to 2012.  Gross profit included losses on inventory impairment of $349 and $409 for 2013 and 2012, respectively, for obsolete and excess quantities of inventory primarily related to the Evans & Sutherland Laser Projector.

Operating Expenses

The following table summarizes our operating expenses during the years ended December 31:

	2013	2012
Selling, general and administrative	$6,024	$5,765
Research and development	2,382	2,595
Pension	965	2,115
Total operating expenses	$9,371	$10,475

Selling, general and administrative expenses increased compared to 2012 due primarily to increased international sales commissions and increased bad debt expense in 2013.  Research and development expenses were slightly lower than 2012 due to redirecting resources towards sales and marketing efforts.  Pension expense was lower in 2013 compared to 2012 because there were no settlement charges in 2013. Settlement charges result from lump sum distributions to Pension Plan participants. Lump sum distributions by the Pension Plan have been prohibited beginning in January 2013 as a result of the application for the distress termination of the Pension Plan as more fully described in the Liquidity section and the notes to the financial statements.

Other Expense, net

The following table summarizes our other income and expense during the years ended December 31:

	2013	2012
Interest expense	$(729)	$(712)
Other expense	(1)	(67)

Interest expense is due to the amortization of real estate financing in the form of mortgage notes and the sale/leaseback obligation. Interest expense was higher over the prior year due to escalating interest on the sale/leaseback obligation which represents an increasing repurchase price of the property under lease. The net change in other expense was primarily attributable to higher realized gains on marketable securities in 2013 as compared to 2012 as well as lower realized currency losses.

Income Taxes

The income tax benefit (provision) consisted of federal and state income taxes as follows for the years ended December 31:

	2013	2012
Income tax benefit (provision)	$(97)	$69

The 2013 income tax provision was for state income taxes resulting from Spitz’ normal business activity in various jurisdictions in addition to $30 for federal income tax.  For 2012, the income tax benefit was attributable to tax credits awarded to Spitz for the production of planetarium shows under a state film tax credit program.

Other Comprehensive Loss

The accumulated other comprehensive loss over the two years ended December 31, has changed as follows:

	2013	2012
Beginning balance	$(27,664)	$(27,131)
Reclassification of realized gains from sale of marketable
securities to net income (loss)	(27)	(7)
Unrealized gain on marketable securities	20	194
Reclassification of pension expense to net income	728	-
Decrease (increase) to minimum pension liability	9,334	(720)
Other comprehensive income (loss)	10,055	(533)
Ending balance	$(17,609)	$(27,664)

The decrease in accumulated other comprehensive loss in 2013 was due to a favorable change in our minimum pension liability, which was attributable to various factors affecting the actuarial measurement of the pension obligation.  These factors include market interest rates used to discount the future payments of estimated benefits and the return on investments held in the pension trust. Increasing market interest rates have raised the discount rate, which has significantly decreased the measurement of the pension liability and other comprehensive loss. Economic conditions such as market investment returns and interest rates will continue to influence the measurement of our pension liability and could significantly affect our accumulated other comprehensive loss. Also the outcome of the application for distressed termination of the Pension Plan could affect the future accumulated other comprehensive loss.

Liquidity and Capital Resources

Outlook

As discussed in the executive summary above, we have made significant progress in reversing our long history of operating losses and we believe that we will settle our pension liabilities on terms that the business can fulfill. As a result, we believe existing liquidity resources and funds generated from forecasted revenue will meet our current and long-term obligations upon adjustment for the settlement of the pension liabilities. We continue to operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.

Cash Flows

	Years Ended December 31,
Net cash and cash equivalents provided by (used in):	2013	2012
Operating activities	$1,127	$(2,690)
Investing activities	305	1,026
Financing activities	(167)	(157)
Increase (decrease) in cash and cash equivalents	$1,265	$(1,821)

Cash and cash equivalents increased $1,265 to $3,376 during 2013, primarily as a result of cash provided by operating activities. Cash outlays for the Pension Plan, included in operating activities, totaled $191 and $1,484 in 2013 and 2012, respectively.

Operating Activities

The net cash provided by operating activities in 2013 was attributable to $3,144 of cash that was provided by $1,173 of net income after the effect of $1,971 of non-cash expenses, less $2,017 absorbed by changes in working capital. The most significant change in use of cash in 2013 resulted from an increase in accounts receivable. The increase to accounts receivable included a single customer receivable of $1,644 that was recorded in December 2013 and subsequently collected in January 2014 related to delivery of a Digistar system.  Other changes in working capital in 2013 occurred due to the timing of routine transactions.

The net cash used in operating activities in 2012 was attributable to changes in working capital of $1,785 plus an additional $905 absorbed by the $2,279 net loss after the affect of $1,374 of non-cash expenses. The most significant change in use of cash in 2012 resulted from a decrease in customer progress payments. The decrease in customer progress payments was due to a decrease in orders during 2012 and a corresponding decrease to backlog, which dropped from $17,449 at the end of 2011 to $15,511 at the end of 2012. Other changes in working capital in 2012 occurred due to the timing of routine transactions.

Investing Activities

Investing activities provided $305 of cash during 2013 consisting of $503 of proceeds from the sale of marketable securities which was partially offset by $198 for purchases of property and equipment.

Investing activities provided $1,026 of cash during 2012 consisting of $1,148 of proceeds from the sale of marketable securities which was partially offset by $122 for purchases of property and equipment.

Financing Activities

Financing activities used $167 of cash during 2013 for principal payments on debt obligations.

Financing activities used $157 of cash during 2012 for principal payments on debt obligations.

Credit Facilities

The Company is a party to a Credit Agreement with a commercial bank which permits borrowings of up to $1,100 to fund Spitz working capital requirements.  Interest is charged on any amounts borrowed at the Wall Street Journal Prime Rate.   Borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The Credit Agreement and Mortgage Notes contain cross default provisions whereby the default of either agreement will result in the default of both agreements. As of December 31, 2013 there was no amount outstanding under the Credit Agreement.

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

The Company has finance arrangements which facilitate the issuance of letters of credit and bank guarantees. Under the terms of the arrangements, we are required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit or bank guarantees issued, plus other amounts necessary to adequately secure our obligations with the financial institution. As of December 31, 2013, we had outstanding letters of credit and bank guarantees of $1,110 of which $1,020 is scheduled to expire in 2014 and $90 is scheduled to expire in 2015.

Mortgage Notes

Debt obligations include a first mortgage note payable which represents the balance on a $3,200 note (“First Mortgage Note”) issued on January 14, 2004 by Spitz. The First Mortgage Note requires repayment in monthly installments of principal and interest over 20 years.  On each third anniversary of the First Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”).  The monthly installment is recalculated in the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original 20-year term.  On January 15, 2014, the 3YCMT was 0.81% and the interest rate on the First Mortgage Note remained at 5.75% per annum and the monthly installment amount remained unchanged at $23.

Debt obligations also include a second mortgage note payable which represents the balance on a $500 note (“Second Mortgage Note”) issued on September 11, 2008 by Spitz. The Second Mortgage Note requires repayment in monthly installments of principal and interest over 20 years.  On each 5 year anniversary, the interest rate is adjusted to the greater of 5.75% or 3% over 3YCMT.  The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original 20-year term. On September 11, 2013, the fifth anniversary of the Second Mortgage Note, the 3YCMT was 0.88%. As a result, interest continues at 5.75% until possible adjustment on the next 5 year anniversary. The monthly installment also remains unchanged at $4.

The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreement; the real property had a carrying value of $4,405 as of December 31, 2013. The Mortgage Notes are guaranteed by E&S.

Sale-Leaseback Financing

In November 2009, the Company completed a purchase agreement with a buyer, Wasatch Research Park I, LLC (“Wasatch”) to sell its corporate office buildings and its interest in the lease for the land occupied by the buildings in Utah for $2,500.  Under the agreement, E&S transferred legal title of the buildings including improvements and assigned the related land lease to Wasatch. E&S also entered into a sublease agreement to lease back the land and building for rent of $501 per year, of which $126 represents the land lease and $375 represents the building lease.   The sublease agreement has a term of 5 years with an option for two subsequent 5 year renewal periods.  The agreement provided the Company with a 5-year option to repurchase all of the buildings under lease or only one of the buildings known as the Substation along with the lease interest in the land. In 2011, Rocky Mountain Power (“RMP”), a public utility company, obtained a decree of condemnation of the Substation so that RMP may repurpose the Substation for public use (see Note 9 of the accompanying financial statements). As such, the Company no longer has the option to buy the Substation.
The repurchase price for the buildings excluding the Substation for the remaining term of the repurchase option is as follows:

Date
From	To	Repurchase price
November 1, 2013	October 31, 2014	$3,028

The arrangement was accounted for as a financing and no sale was recorded because the Company has the right to repurchase the property.  Therefore, the assets representing the building and improvements remain in property and equipment and the Company recorded the net proceeds of the sale as long-term debt. The $126 portion of the sublease payment attributable to the land lease is equivalent to the payment under the assigned land lease and therefore is subject to the same rent escalations the Company was bound to before the assignment. The land lease portion of the sublease payment is recorded as rent expense consistent with the treatment of the prior land lease payment before the assignment of the lease. The $375 portion of the sublease agreement attributable to the building lease is accounted for as debt service under the financing transaction.  The net proceeds of the financing amounted to $2,329 consisting of the $2,500 sales price less a security deposit of $125, prorated building rent of $15 and the first monthly payment of $31. E&S records interest expense at a rate of approximately 20% imputed from the estimated cash flows assuming it exercises the option to repurchase the property at the end of the 5-year term. In the event that E&S exercises the option to repurchase the property sooner than the end of the 5-year term, the difference between the book balance of the debt and the repurchase cost would be recorded as a prepayment premium or discount on the payoff of the debt balance. The cash payment required to repurchase the property on December 31, 2013 was $3,028 consisting of $3,153 repurchase price under the agreement less a credit for the $125 security deposit. Accordingly, if the Company had exercised its option to repurchase the property on December 31, 2013, it would have recorded a prepayment premium of approximately 7% in the amount of $210 over the $2,818 carrying balance of the debt.

Other

In 2014, we expect capital expenditures similar to 2013.  There were no material capital expenditure commitments as of December 31, 2013, nor do we anticipate any over the next several years.

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of February 28, 2014, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during 2013 or 2012.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

We also maintain trade credit arrangements with certain suppliers.  The unavailability of a significant portion of, or the loss of, these trade credit arrangements from suppliers would have a material adverse effect on our financial condition and operations.

As of December 31, 2013, our total indebtedness was $5,357 on the mortgage notes and sale-leaseback financing.  Our cash, restricted cash and marketable securities, subject to various restrictions set forth in this annual report on Form 10-K, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

Effects of Inflation

The effects of inflation were not considered material for the years 2013 and 2012, and are not expected to be material for the year 2014.

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

Inventories

Inventories include materials at standard costs, which approximate actual costs, and inventoried costs on programs, including material, labor, subcontracting costs, as well as an allocation of indirect costs.  We periodically review inventories for excess supply, obsolescence, and valuations above estimated realizable amounts, and then provide a reserve we consider sufficient to cover these items.  Reserve adequacy is based on estimates of future sales, product pricing, and requirements to complete projects.  Revisions of these estimates would result in adjustments to our operating results.

Allowance for Doubtful Accounts Receivable

We specifically analyze accounts receivable and consider historical experience, customer creditworthiness, facts and circumstances specific to outstanding balances, current economic trends, and changes in payment terms when evaluating the adequacy of the allowance for doubtful accounts receivable.  Changes in these factors could result in material adjustments to the expense recognized for bad debts.

Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our actual income taxes in each of the jurisdictions in which we operate.  This involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items, such as accrued liabilities, for tax and accounting purposes.  These differences result in deferred income tax assets and liabilities, which are included in our consolidated balance sheets.  We must then assess the likelihood that our deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include a corresponding adjustment within the income tax provision in the statement of comprehensive income (loss). Significant judgment by management is required to determine our provision for income taxes, our deferred income tax assets and liabilities and any valuation allowance recorded against our net deferred income tax assets.

Impairment of Long- Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the carrying values of the assets may not be fully recoverable. When this occurs, we review the value assigned to long-lived assets by analyzing the anticipated, undiscounted cash flows they generate.  When the expected future undiscounted cash flows from these assets do not exceed their carrying values, the Company determines the estimated fair value of such assets. Impairment is recognized to the extent the carrying values of the assets exceeds their estimated fair values.  Assets held for sale are reported at the lower of their carrying values or fair values less costs to sell.

Straight-Line Rent and Contingent Obligation

We recognize scheduled rent increases on a straight-line basis over the lease term, which may include optional lease renewal terms, and deferred rent income and expense is recognized to reflect the difference between the rent paid or received in the current period and the calculated straight-line amount.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 sets requirements for presentation for significant items reclassified out of accumulated other comprehensive income to net income in reporting periods presented. ASU 2013-02 was effective prospectively beginning with the quarter ended March 31, 2013. The adoption of this guidance did not have an impact on our financial condition or results of operations but required changes in the presentation of the financial statements.

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

•	Our belief that with our existing sources of liquidity, including marketable securities, will provide sufficient liquidity to meet our obligations through 2014 and beyond.

•
Our belief that our ability to include the wide range of complementary products offered by E&S and Spitz in the systems we sell, along with access to the legacy customer base of E&S and Spitz, provides a unique competitive advantage.

•	Our belief that the business, as currently capitalized, is not capable of overcoming the burden of the Pension Plan.

•	Our belief that we have exhausted all efforts to overcome the burden of the Pension Plan.

•	Our belief that we will settle the Pension Plan liabilities on terms that will enable the Company to continue to operate as a going concern.

•
Our expectations for variable but reasonably consistent future sales and gross profits from our current product line at annual levels sufficient to cover or exceed operating expenses excluding the expense of the Pension Plan.

~~•~~
Our belief that an improved financial position as a result of relief from the burden of the Pension Plan may present opportunities for better results through the availability of credit and stronger qualification for customer projects.

•	Our belief that the loss of the property through condemnation by Rocky Mountain Power (“RMP”) is not expected to have an adverse impact on our near-term operations.

•
Our belief that for the longer-term, we expect our power costs will be greater than they would have been had we retained ownership of the property lost through condemnation by RMP, but that we do not believe the higher power costs will have a materially adverse effect on the future results of operations.

•	Our belief that any potential shortfalls in our forecasted revenue would be within a range whereby we could reduce variable costs in order to meet our 2014 obligations.

•	Our belief that the business has the potential for long-term profitability without the burden of the Pension Plan.

•	Our belief that capital expenditures during 2014 will be similar to the capital expenditures incurred during 2013.

•	Our belief that the effects of inflation will not be material for 2014.

•	Our belief that approximately 80% of our backlog will be converted to sales in 2014.

•	Our belief that our 2014 orders will continue at a level sufficient to sustain sales in 2014 comparable to 2013.

•	Our belief that the Company can demonstrate to the PBGC that it qualifies for a distress termination of the Pension Plan under the criteria of ERISA.

•	Our belief that the PBGC will agree to a settlement of the Pension Plan liabilities on terms that will enable the Company to continue to operate as a going concern.

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

 ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$3,376	$2,111
Restricted cash	1,020	705
Marketable securities	229	712
Accounts receivable, net	5,552	3,972
Costs and estimated earnings in excess of billings on uncompleted contracts	2,391	2,474
Inventories, net	3,025	3,125
Prepaid expenses and deposits	568	453
Total current assets	16,161	13,552
Property and equipment, net	7,405	7,735
Goodwill	635	635
Intangible assets, net	115	168
Other assets	1,386	2,160
Total assets	$25,702	$24,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,433	$1,197
Accrued liabilities	1,183	1,274
Billings in excess of costs and estimated earnings on uncompleted contracts	3,358	2,531
Customer deposits	2,157	3,180
Current portion of retirement obligations	531	517
Current portion of long-term debt	2,995	167
Total current liabilities	11,657	8,866
Pension and retirement obligations, net of current portion	23,567	33,369
Long-term debt, net of current portion	2,362	5,148
Deferred rent obligation	1,514	1,511
Total liabilities	39,100	48,894
Commitments and contingencies (Notes 5, 6, 7 and 9)
Stockholders’ deficit:
Preferred stock, no par value: 10,000,000 shares authorized; no shares
outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,441,666
shares issued	2,288	2,288
Additional paid-in-capital	54,484	54,466
Common stock in treasury, at cost, 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(47,852)	(49,025)
Accumulated other comprehensive loss	(17,609)	(27,664)
Total stockholders’ deficit	(13,398)	(24,644)
Total liabilities and stockholders’ deficit	$25,702	$24,250

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Years Ended December 31,
	2013	2012

Sales	$29,583	$24,908
Cost of sales	18,212	16,002
Gross profit	11,371	8,906
Operating expenses:
Selling, general and administrative	6,024	5,765
Research and development	2,382	2,595
Pension	965	2,115
Total operating expenses	9,371	10,475

Operating income (loss)	2,000	(1,569)
Interest expense	(729)	(712)
Other expense, net	(1)	(67)
Income (loss) before income tax (provision) benefit	1,270	(2,348)
Income tax (provision) benefit	(97)	69
Net income (loss)	$1,173	$(2,279)

Net income (loss) per common share – basic and diluted	$0.11	$(0.21)

Weighted average common shares outstanding – basic	11,089	11,089
Weighted average common shares outstanding – diluted	11,128	11,089

Comprehensive income (loss), net of tax
Net income (loss)	$1,173	$(2,279)
Other comprehensive income (loss):
Reclassification of realized gains from sale of marketable
securities to net income (loss)	(27)	(7)
Unrealized gain on marketable securities	20	194
Reclassification of pension expense to net income (loss)	728	-
Decrease (increase) to minimum pension liability	9,334	(720)
Other comprehensive income (loss)	10,055	(533)
Total comprehensive income (loss)	$11,228	$(2,812)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total

Balance, January 1, 2012	11,442	$2,288	$54,433	$(4,709)	$(46,746)	$(27,131)	$(21,865)
Net loss	-	-	-	-	(2,279)	-	(2,279)
Other comprehensive loss	-	-	-	-	-	(533)	(533)
Stock-based compensation	-	-	33	-	-	-	33
Balance, December 31, 2012	11,442	2,288	54,466	(4,709)	(49,025)	(27,664)	(24,644)
Net income	-	-	-	-	1,173	-	1,173
Other comprehensive income	-	-	-	-	-	10,055	10,055
Stock-based compensation	-	-	18	-	-	-	18
Balance, December 31, 2013	11,442	$2,288	$54,484	$(4,709)	$(47,852)	$(17,609)	$(13,398)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,173	$(2,279)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	581	744
Amortization of deferred pension costs	728	-
Provision for excess and obsolete inventory	349	409
Other	313	221
Changes in assets and liabilities:
Decrease (increase) in restricted cash	(315)	357
Decrease (increase) in accounts receivable	(1,692)	56
Decrease (increase) in inventories	(249)	90
Decrease (increase) in costs and estimated earnings in excess of billings
on uncompleted contracts, net	910	(1,925)
Decrease (increase) in prepaid expenses and other assets	659	(65)
Increase (decrease) in accounts payable	236	(293)
Decrease in accrued liabilities	(88)	(444)
Increase (decrease) in accrued pension and retirement liabilities	(455)	93
Increase (decrease) in customer deposits	(1,023)	346
Net cash provided by (used in) operating activities	1,127	(2,690)

Cash flows from investing activities:
Purchases of property and equipment	(198)	(122)
Proceeds from sale of marketable securities	503	1,148
Net cash provided by investing activities	305	1,026

Cash flows from financing activities:
Principal payments on long-term debt	(167)	(157)
Net cash used in financing activities	(167)	(157)

Net increase (decrease) in cash and cash equivalents	1,265	(1,821)
Cash and cash equivalents as of beginning of the year	2,111	3,932
Cash and cash equivalents as of end of the year	$3,376	$2,111

Non-cash investing and financing activities
Reclassification of realized gains from sale of marketable
securities to net income (loss)	$(27)	$(7)
Unrealized gain on marketable securities	20	194
Decrease (increase) to minimum pension liability	9,334	$(720)

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$539	$538
Income taxes	9	42

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates that require management’s most difficult and subjective judgments include revenue recognition based on the percentage-of-completion method, inventory reserves, allowance for doubtful accounts receivable, income tax valuation allowance, impairment of long-lived assets, pension and retirement obligations and useful lives of depreciable assets.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three or fewer months to be cash equivalents.  The Company maintains cash balances in bank accounts that, at times, exceed federally insured limits.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant risk with respect to cash.  As of December 31, 2013, cash deposits per bank statements, including restricted cash, exceeded the federally insured limits by approximately $4,137.

Restricted Cash

Restricted cash that guarantees issued letters of credit that mature or expire within one year is reported as a current asset.  Restricted cash that guarantees issued letters of credit that mature or expire in more than one year are reported as a long-term other asset.  There was $90 and $442 of restricted cash included in other assets as of December 31, 2013 and 2012, respectively.

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

Trade Accounts Receivable

In the normal course of business, E&S provides unsecured credit terms to its customers.  Accordingly, the Company maintains an allowance for doubtful accounts for possible losses on uncollectible accounts receivable.  The Company routinely analyzes accounts receivable and costs and estimated earnings in excess of billings, and considers history, customer creditworthiness, facts and circumstances specific to outstanding balances, current economic trends, and changes in payment terms when evaluating the adequacy of the allowance for doubtful

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounts receivable.  Changes in these factors could result in material differences to bad debt expense.  Past due balances are determined based on contractual terms and are reviewed individually for collectability. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when the probability of collection is remote.

The table below represents changes in E&S’s allowance for doubtful accounts receivable for the years ended December 31:

	2013	2012
Beginning balance	$324	$470
Write-off of accounts receivable	(159)	(89)
Increase (reduction) in estimated losses on accounts receivable	112	(57)
Ending balance	$277	$324

Inventories

Inventories include materials at standard costs, which approximate actual costs, as well as inventoried costs on programs and long-term contracts.  Inventoried costs include material, direct engineering and production costs, and applicable overhead, not in excess of estimated realizable value.  Spare parts and general stock materials are stated at cost not in excess of realizable value.  E&S periodically reviews inventories for excess supply, obsolescence, and valuations above estimated realizable amounts, and provides a reserve sufficient to cover these items.  Revisions of these estimates could impact net income (loss).

During the years ended December 31, 2013 and 2012, E&S recognized losses on inventory impairment of $349 and $409 for obsolete and excess quantities of inventory, primarily related to the Evans & Sutherland Laser Projector.

Inventories as of December 31, were as follows:

	2013	2012
Raw materials	$5,587	$5,255
Work-in-process	234	287
Finished goods	223	253
Reserve for obsolete inventory	(3,019)	(2,670)
Total inventories, net	$3,025	$3,125

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets.  Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized.  Leasehold improvements are assigned useful lives based on the shorter of their useful lives or the term of the related leases, including renewal options likely to be exercised.  Routine maintenance, repairs and renewal costs are expensed as incurred.  When property is retired or otherwise disposed of, the carrying values are removed from the property and equipment and the related accumulated depreciation and amortization accounts.  Depreciation and amortization are included in cost of sales, research and development or selling, general and administrative expenses depending on the nature of the asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense was $528 and $688 for the years ended December 31, 2013 and 2012, respectively.  The cost and estimated useful lives of property and equipment and the total accumulated depreciation and amortization were as follows as of December 31:

	Estimated
	useful lives	2013	2012
Land	n/a	$2,250	$2,250
Buildings and improvements	5 - 40 years	9,712	9,717
Manufacturing machinery and equipment	3 - 8 years	5,382	5,613
Office furniture and equipment	3 - 8 years	779	779
Total		18,123	18,359
Less accumulated depreciation and amortization		(10,718)	(10,624)
Net property and equipment		$7,405	$7,735

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

Software Development Costs

Software development costs, if material, are capitalized from the date technological feasibility is achieved until the product is available for general release to customers.  Such costs were not been material during the years presented.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the carrying values of the assets may not be fully recoverable. When this occurs, the Company reviews the values assigned to long-lived assets by analyzing the anticipated, undiscounted cash flows they generate.  When the expected future undiscounted cash flows from these assets do not exceed their carrying values, the Company determines the estimated fair values of such assets. Impairment is recognized to the extent the carrying values of the assets exceed their estimated fair values.  Assets held for sale are reported at the lower of their carrying values or fair values less costs to sell.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below represents changes in E&S’s warranty reserve for the years ended December 31:

	2013	2012
Beginning balance	$145	$183
Change in warranty reserve	111	69
Warranty costs	(106)	(107)
Ending balance	$150	$145

Revenue Recognition

Sales include revenues from system hardware, software, database products and service contracts.  The following table provides information on revenues by recognition method applied during the years:

	2013	2012
Percentage of completion	$14,831	$14,956
Completed contract	13,102	8,429
Other	1,650	1,523
Total sales	$29,583	$24,908

The following methods are used to record revenue:

Percentage of Completion. In arrangements that are longer in term and require significant production, modification or customization, revenue is recognized using the percentage-of-completion method.  In applying this method,  the Company utilizes the cost-to-cost methodology whereby it estimates the percent complete by calculating the ratio of costs incurred (consisting of material, labor and subcontracting costs, as well as an allocation of indirect costs) to its estimate of total anticipated costs.   This ratio is then utilized to determine the amount of gross profit earned based on its estimate of total gross profit at completion.  The Company routinely reviews estimates related to percentage-of-completion contracts and adjusts for changes in the period the revisions are made.  Billings on uncompleted percentage-of-completion contracts may be greater than or less than incurred costs and estimated earnings and are recorded as an asset or liability in the accompanying consolidated balance sheets.

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

Other Comprehensive Loss

On a net basis for 2013 and 2012, there were deferred income tax assets resulting from items reflected in comprehensive loss.  However, E&S has determined that it is more likely than not that it will not realize such net deferred income tax assets and has therefore established a valuation allowance against the full amount of the net deferred income tax assets.  Accordingly, the net income tax effect of the items included in other comprehensive income (loss) is zero.  Therefore, the Company has included no income tax expense or benefit in relation to items reflected in other comprehensive income (loss).

The components of accumulated other comprehensive loss were as follows as of December 31:

	2013	2012
Additional minimum pension liability	$(17,608)	$(27,669)
Net unrealized holding gains (losses) on marketable securities	(1)	5
Total accumulated other comprehensive loss	$(17,609)	$(27,664)

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 sets requirements for presentation for significant items reclassified out of accumulated other comprehensive loss to net income in reporting periods presented. ASU 2013-02 was effective prospectively beginning with the quarter ended March 31, 2013. The adoption of this guidance did not have an impact on our financial condition or results of operations but required changes in the presentation of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

Recurring losses prior to 2013 have been accompanied by negative cash flows from operating activities. Furthermore, as of December 31, 2013, the unfunded obligation of the Pension Plan, as measured for accounting purposes, amounts to $19,018 (see Note 6) contributing to a total stockholders’ deficit of $13,398 as of December 31, 2013.  Aided by prior cost reduction efforts and improved 2013 sales volume the Company reported net income for 2013. The Company does not believe it can sustain and improve annual profitability at sufficient levels to fund its existing Pension Plan obligation. In order to preserve the liquid resources required to operate the business, the Company stopped making cash payments due to the Pension Plan trust beginning in October 2012. As described more fully in Note 6, the Company initiated an application process for the distress termination of the Pension Plan in accordance with provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”) which it believes will result in a settlement of its Pension Plan liabilities on terms that are feasible for the Company to continue in business as a going concern through 2014 and beyond. However, as of the date of this filing, the Company is uncertain of the timing or the ultimate outcome. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Marketable Securities

The Company has classified its marketable securities as available for sale.  Realized gains on marketable securities totaled $27 and $7 for the years ended December 31, 2013 and 2012, respectively. The following tables summarize the Company’s marketable securities’ adjusted cost, gross unrealized gains (losses) and fair value:

	December 31, 2013
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mutual funds - debt securities	$184	$-	$(1)	$183
Money market mutual funds	46	-	-	46
Total	$230	$-	$(1)	$229

	December 31, 2012
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mutual funds - equity securities	$367	$24	$(24)	$367
Mutual funds - debt securities	293	5	-	298
Money market mutual funds	47	-	-	47
Total	$707	$29	$(24)	$712

The Company considers the declines in market value of its marketable securities to be temporary in nature.  The investments consist of mutual funds selected according to an asset allocation policy of capital preservation.   When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell the investment before recovery of the investment’s amortized cost basis. During the years ended December 31, 2013 and 2012, the Company did not recognize any other-than-temporary impairment charges on outstanding securities. As of December 31, 2013, the Company does not consider any of its investments to be other-than-temporarily impaired.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs according to valuation methodologies used to measure fair value:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 1—Observable inputs reflecting quoted prices (unadjusted) for identical assets or liabilities in active markets
Level 2—Observable inputs (other than Level 1) directly or indirectly observable in the marketplace
Level 3—Unobservable inputs supported by little or no market activity

Marketable securities are classified within Level 1 because the underlying investments have readily available quoted market prices.

Marketable securities measured at fair value on a recurring basis are summarized below:

Description	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Mutual funds - debt securities	$183	$183	$-	$-
Money market mutual funds	46	46	-	-
Total	$229	$229	$-	$-

Description	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Mutual funds - equity securities	$367	$367	$-	$-
Mutual funds - debt securities	298	298	-	-
Money market mutual funds	47	47	-	-
Total	$712	$712	$-	$-

Note 3 – Definite-Lived Intangible Assets and Goodwill

Definite-lived intangible assets and goodwill consisted of the following as of December 31, 2013 and 2012:

		December 31,
		2013		2012
	Weighted Avg. Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Class
Maintenance and legacy customers	10	$350	$(281)	$350	$(250)
Planetarium shows	10	280	(234)	280	(212)
Total	10	$630	$(515)	$630	$(462)

Amortization expense for the years ended December 31, 2013 and 2012 was $53 and $56, respectively.

Maintenance and legacy customers and planetarium shows represent the value of definite-lived intangibles that were identified in the acquisition of Spitz, Inc. (“Spitz”) in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization expense is as follows as of December 31, 2013:

	Years Ending December 31,
Class	2014	2015	2016	2017	2018
Maintenance and legacy customers	$27	$27	$15	$-	$-
Planetarium shows	20	14	12	-	-
Total	$47	$41	$27	$-	$-

Goodwill of $635 resulted from the acquisition of the Company’s wholly owned subsidiary, Spitz, and was measured as the excess of the $2,884 purchase consideration paid over the fair value of the net assets acquired. The Company has made its annual assessment of impairment of goodwill and has concluded that goodwill is not impaired as of December 31, 2013.

Note 4 - Costs and Estimated Earnings on Uncompleted Contracts

Comparative information with respect to uncompleted contracts as of December 31:

	2013	2012
Total accumulated costs and estimated earnings on uncompleted contracts	$28,402	$15,946
Less total billings on uncompleted contracts	(29,369)	(16,003)
	$(967)	$(57)

The above amounts are reported in the consolidated balance sheets as of December 31:
	2013	2012
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,391	$2,474
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,358)	(2,531)
	$(967)	$(57)

Note 5 - Leases

The Company occupies real property and uses certain equipment under lease arrangements that are accounted for as operating leases.  The Company’s real property leases contain escalation clauses.  Rental expense for all operating leases for 2013 and 2012 was $161 and $172 each year.

Future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Years Ending December 31,
2014	$134
2015	134
2016	134
2017	134
2018	151
Thereafter	2,194
Total	$2,881

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Distress Termination Application

On January 7, 2013, the Company submitted a PBGC Form 600 Distress Termination, Notice of Intent to Terminate, to the PBGC. The notice filing initiated an application process by the Company with the Pension Benefit Guaranty Corporation (“PBGC”) for the distress termination of the Pension Plan. The Pension Plan benefits are guaranteed by the ERISA Title IV insurance fund, which is administered by the PBGC. The Company has proposed a termination date of March 8, 2013. Through the application process, the Company’s intent has been to demonstrate to the PBGC that it qualifies for a distress termination of the Pension Plan under either of two of the criteria of Section 4041(c)(2) of ERISA (inability to continue in business absent termination and unreasonably increased pension costs) and applicable PBGC regulations. To satisfy the criteria, the Company and its wholly owned subsidiary each must demonstrate to the satisfaction of the PBGC that, unless the termination occurs, the Company will be unable to pay its debts when they come due and will be unable to continue in business, or that the costs of the Pension Plan have become unreasonably burdensome solely as a result of a decline in the workforce covered by the Plan. A distress termination under Section 4041(c)(2) of ERISA would transfer the Pension Plan’s benefit obligations to the PBGC, up to ERISA guaranteed limits, without requiring reorganization under bankruptcy law. The Pension Plan’s actuary has informed the Company that following termination of the Plan and subject to the PBGC’s review of participant benefits, all of the benefits earned by participants as of the date of plan termination are expected to fall within ERISA guaranteed limits.

If the distress termination application is approved, the Company’s unfunded obligation of the Pension Plan would be replaced by a new Pension Plan termination liability to the PBGC, determined by the Pension Plan’s underfunding on a termination basis pursuant to ERISA, PBGC regulations, and other applicable legal authority, along with an ERISA special termination premium.  The Company would also be liable for any unpaid contributions to the Pension Plan (which in substance is a subset of plan termination liability) and annual insurance premiums for the Pension Plan, along with any interest and penalties. While the full Pension Plan termination liability and other pension related liabilities due to the PBGC would likely be greater than the unfunded obligation of the Pension Plan as currently reported in the Company’s financial statements, the Company is in discussions with the PBGC to negotiate a settlement of such liabilities on terms that are feasible for the Company to continue in business as a going concern, which is consistent with the purposes of the statute.

The Company’s goal in seeking a distress termination of the Pension Plan is to ensure that the pension benefits of all Pension Plan participants are paid up to federally guaranteed limits and that the Company continues to operate as a going concern while avoiding the costly damage and disruption to the business which would result from bankruptcy reorganization. The Company has been pursuing a conclusion of the process and a settlement of the resulting liabilities. Based upon recent correspondence with the PBGC, the Company believes that the application process will likely result in a settlement of the Pension Plan liabilities on terms that will enable the Company to continue to operate as a going concern. However, as of the date of this filing, the Company is uncertain of the timing or the ultimate outcome.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Extra matching contributions can be made based on profitability and other financial and operational considerations.  No extra matching contributions have been made to date.  Contributions to the 401(k) plan for 2013 and 2012 were $175 and $172, respectively.

Obligations and Funded Status for Pension Plan and SERP

E&S uses a December 31 measurement date for both the Pension Plan and the SERP.

Information concerning the obligations, plan assets and funded status of employee retirement defined benefit plans are provided below:

	Pension Plan		SERP
	2013	2012	2013	2012
Changes in benefit obligation
Projected benefit obligation at beginning of the year	$53,075	$50,610	$5,571	$5,690
Service cost	-	-	-	-
Interest cost	1,591	1,870	164	205
Actuarial (gain) loss	(6,000)	3,200	(389)	216
Benefits paid	(575)	(222)	(500)	(540)
Settlement payments	-	(2,383)	-	-
Projected benefit obligation at end of the year	$48,091	$53,075	$4,846	$5,571

	Pension Plan		SERP
Changes in plan assets	2013	2012	2013	2012
Fair value of plan assets at beginning of the year	$24,760	$23,226	$-	$-
Actual return on plan assets	4,785	2,655	-	-
Contributions	103	1,484	500	540
Benefits paid	(575)	(222)	(500)	(540)
Settlements payments	-	(2,383)	-	-
Fair value of plan assets at end of the year	$29,073	$24,760	$-	$-

	Pension Plan		SERP
	2013	2012	2013	2012
Net Amount Recognized
Unfunded status	$(19,018)	$(28,315)	$(4,846)	$(5,571)
Accrued PBGC insurance premiums	(234)	-	-	-
Unrecognized net actuarial loss	16,261	25,913	1,455	1,912
Unrecognized prior service cost	-	-	(107)	(156)
Net amount recognized	$(2,991)	$(2,402)	$(3,498)	$(3,815)

Amounts recognized in the consolidated balance sheets consisted of:

	Pension Plan		SERP
	2013	2012	2013	2012
Accrued liability	$(19,018)	$(28,315)	$(4,846)	$(5,571)
Accrued PBGC insurance premiums	(234)	-	-	-
Accumulated other comprehensive loss	16,261	25,913	1,348	1,756
Net amount recognized	$(2,991)	$(2,402)	$(3,498)	$(3,815)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic benefit cost:

	Pension Plan		SERP
	2013	2012	2013	2012
Service cost	$-	$-	$-	$-
Interest cost	1,591	1,870	164	205
Expected return on assets	(1,841)	(1,815)	-	-
Amortization of actuarial loss	709	682	68	58
Amortization of prior year service cost	-	-	(48)	(48)
Settlement charge	-	1,163	-	-
Net periodic benefit cost	459	1,900	184	215
Other pension related expenses	322	-	-	-
	$781	$1,900	$184	$215

Additional information

Pension expense was $965 for the year ended December 31, 2013, which included net periodic benefit expense of $459 for the pension, $184 for the SERP, $234 of insurance premium due to the PBGC and $88 of federal excise tax related to non-payment of minimum pension funding requirements.  Pension expense for the year ended December 31, 2012 included net periodic benefit expense of $1,900 for the pension and $215 for the SERP.

There was an unrecognized net actuarial gain of $9,653 in 2013 due to an increase in the discount rate used to remeasure the Pension Plan of 3.1% as of December 31, 2012 compared to 4.8% as of December 31, 2013.  In 2012 the unrecognized net actuarial loss of $514 due to a decrease in the discount rate used to remeasure the Pension Plan liability of 3.8% as of December 31, 2011 to 3.1% as of December 31, 2012. The discount rate is estimated based on an index of similar fixed income securities. During 2014, E&S expects to recognize $406 of accumulated other comprehensive loss as a component of 2014 net periodic benefit cost.

There was a decrease to the SERP minimum liability recorded in other comprehensive income of $409 in 2013, compared to an increase of $206 during 2012.  The decrease in 2013 reflected the increase to the discount rate used to measure the SERP as of December 31, 2013 of 4.8% compared to 3.1% as of December 31, 2012.

Assumptions

The weighted average assumptions used to remeasure benefit obligations as of December 31, 2013 and 2012 included a discount rate of 4.8% and 3.1%, respectively, for the Pension Plan and SERP.  The weighted average assumptions used to determine net periodic cost for the periods ended December 31, 2013 and 2012, included a discount rate of 3.1% and 3.8%, respectively, in each period for the Pension Plan and SERP. The weighted average assumption used to determine an expected long-term rate of return on Pension Plan assets was 8.0%.

The long-term rate of return on plan assets was estimated as the weighted average of expected return of each of the asset classes in the target allocation of plan assets.  The expected return of each asset class is based on historical market returns.

Pension Plan Assets

The Pension Plan’s weighted-average asset allocations and weighted-average targeted asset allocations for each of the years presented are as follows:

		2013	2012
Asset allocation category of plan assets	Target %	Actual %	Actual %
Mutual funds - equity securities	60	61	59
Mutual funds - debt securities	25	38	25
Real estate investment trust	5	-	6
Hedge funds	10	-	9
Cash and cash equivalents	-	1	1

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

No securities of the Company were part of the Pension Plan assets as of December 31, 2013 or 2012.

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

Description	December 31, 2013	Level 1	Level 2	Level 3
Pension Plan Assets:
Mutual funds - equity securities	$17,871	$17,871	$-	$-
Mutual funds - debt securities	10,924	10,924	-	-
Hedge fund	243	-	243	-
Money market mutual funds	35	35	-	-
Total	$29,073	$28,830	$243	$-

Description	December 31, 2012	Level 1	Level 2	Level 3
Pension Plan Assets:
Mutual funds - equity securities	$14,716	$14,716	$-	$-
Mutual funds - debt securities	6,092	6,092	-	-
Real estate investment trust	1,395	-	-	1,395
Hedge fund	2,273	-	2,273	-
Money market mutual funds	284	284	-	-
Total	$24,760	$21,092	$2,273	$1,395

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides further details of the Level 3 fair value measurements.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	December 31,
Pension Plan Assets – Real estate investment trust:	2013	2012
Beginning balance	$1,395	$1,630
Actual return on plan assets – gains	(412)	102
Purchases, sales, issuances and settlements (net)	(983)	(337)
Ending balance	$-	$1,395

Cash Flows

Employer contributions

Through September 15, 2012, the Company’s funding policy was to contribute to the Pension Plan trust amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations. Beginning in October 2012, the Company discontinued this policy in order to preserve necessary liquidity. As a result, a lien in favor of the PBGC has arisen against the assets of the Company to secure aggregate unpaid contributions which amount to $2,571, including interest, as of January 15, 2014. Independent actuarial valuations have determined that additional contributions of approximately $4,100 will become due through January 15, 2015. The Company’s legal counsel has advised that the PBGC usually does not take enforcement action under its lien rights while it is still considering the application for the distress termination which is consistent with the Company's dialog with the PBGC through the application process. Based upon recent correspondence with the PBGC, the Company believes that the application process will likely result in a settlement of the Pension Plan liabilities on terms that will enable the Company to continue to operate as a going concern, although there can be no assurance as to the timing and ultimate outcome of such settlement dicussions.

The Company is not currently required to fund the SERP.  All benefit payments are made by E&S directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes.

The Company expects to contribute and pay benefits of approximately $531 related to the SERP in 2014.  This contribution is expected to be partially made by liquidating marketable securities with the remainder from cash.

Estimated future benefit payments

As of December 31, 2013, the following benefits are expected to be paid based on actuarial estimates and prior experience:

Years Ending	Pension
December 31,	Plan	SERP
2014	$719	$531
2015	980	551
2016	1,284	520
2017	1,568	529
2018	1,923	497
2019-2023	13,926	2,061

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 –Debt

Long-term debt consisted of the following as of December 31, 2013 and 2012:

	2013	2012
First mortgage note payable due in monthly installments of $23 (interest at 5.75%) through January 1, 2024; payment and rate subject to adjustment every 3 years, next adjustment January 14, 2016	$2,116	$2,266
Second mortgage note payable due in monthly installments of $4 (interest at 5.75%) through October 1, 2028; payment and rate subject to adjustment every 5 years, next adjustment October 1, 2018	423	440
Sale/leaseback financing	2,818	2,609
Total debt	5,357	5,315
Current portion of long-term debt	(2,995)	(167)
Long-term debt, net of current portion	$2,362	$5,148

Principal maturities on total debt are as follows:

Years Ending
December 31,
2014	$2,995
2015	188
2016	199
2017	211
2018	224
Thereafter	1,540
Total debt	$5,357

Mortgage Notes

The first mortgage note payable represents the balance on a $3,200 note (“First Mortgage Note”) issued on January 14, 2004 by Spitz. The First Mortgage Note requires repayment in monthly installments of principal and interest over 20 years.  On each third anniversary of the First Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”).  The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance as of the date of the change in the interest rate over the remaining portion of the original 20-year term.  On January 15, 2014, the 3YCMT was 0.81% and the interest rate on the First Mortgage Note remained at 5.75% per annum. As a result, the monthly installment amount remained at $23.

The second mortgage note payable represents the balance on a $500 note (“Second Mortgage Note”) issued on September 11, 2008 by Spitz. The Second Mortgage Note requires repayment in monthly installments of principal and interest over 20 years. On each fifth anniversary of the Second Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over 3YCMT. The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original 20-year term. On September 11, 2013, the fifth anniversary of the Second Mortgage Note, the 3YCMT was 0.88%. As a result, interest continues at 5.75% until possible adjustment on the next 5 year anniversary. The monthly installment also remains unchanged at $4.

The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreement. The real property had a carrying value of $4,405 as of December 31, 2013. The Mortgage Notes are guaranteed by E&S.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Line of Credit

The Company is a party to a Credit Agreement with a commercial bank which permits borrowings of up to $1,100 to fund Spitz working capital requirements.  Interest is charged on amounts borrowed at the Wall Street Journal Prime Rate.  Borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The Credit Agreement and Mortgage Notes contain cross default provisions whereby the default of either agreement will result in the default of both agreements. The Credit Agreement has no fixed term or maturity date but can be terminated by the bank at any time whereby any borrowings under the Credit Agreement are payable upon demand by the bank. There were no borrowings outstanding under the Credit Agreement during 2013 and 2012.

Sale/Leaseback Financing

In November 2009, the Company completed a purchase agreement with a buyer, Wasatch Research Park I, LLC (“Wasatch”) to sell its corporate office buildings and its interest in the lease for the land occupied by the buildings in Utah for $2,500.  Under the agreement, E&S transferred legal title of the buildings including improvements and assigned the related land lease to Wasatch. E&S also entered into a sublease agreement to lease back the land and building for rent of $501 per year, of which $126 represents the land lease and $375 represents the building lease.   The sublease agreement has a term of 5 years with an option for two subsequent 5 year renewal periods.  The agreement provided the Company with a 5-year option to repurchase all of the buildings under lease or only one of the buildings known as the Substation along with the lease interest in the land. In 2011, Rocky Mountain Power (“RMP”), a public utility company, obtained a decree of condemnation of the Substation so that RMP may repurpose the Substation for public use (see Note 7). As such the Company no longer has the option to buy the Substation.

The repurchase price for the buildings excluding the Substation for the remaining term of the repurchase option is as follows:

Date
From	To	Repurchase price
November 1, 2013	October 31, 2014	$3,028

The arrangement was accounted for as a financing and no sale was recorded because the Company has the right to repurchase the property.  Therefore, the assets representing the building and improvements remain in property and equipment and the Company recorded the net proceeds of the sale as long-term debt. The $126 portion of the sublease payment attributable to the land lease is equivalent to the payment under the assigned land lease and therefore is subject to the same rent escalations the Company was bound to before the assignment. The land lease portion of the sublease payment is recorded as rent expense consistent with the treatment of the prior land lease payment before the assignment of the lease. The $375 portion of the sublease agreement attributable to the building lease is accounted for as debt service under the financing transaction. The net proceeds of the financing amounted to $2,329 consisting of the $2,500 sales price less a security deposit of $125, prorated building rent of $15 and the first monthly payment of $31. E&S records interest expense at a rate of approximately 20% imputed from the estimated cash flows assuming it exercises the option to repurchase the property at the end of the 5-year term. In the event that E&S exercises the option to repurchase the property sooner than the end of the 5-year term, the difference between the carrying balance of the debt and the repurchase cost would be recorded as a prepayment premium or discount on the payoff of the debt balance. The cash payment required to repurchase the property on December 31, 2012 was $3,028 consisting of $3,153 repurchase price under the agreement less a credit for the $125 security deposit. Accordingly, if the Company had exercised its option to repurchase the property on December 31, 2013, it would have recorded a prepayment premium of approximately 7% in the amount of $210 over the $2,818 carrying balance of the debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Income Taxes

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company is subject to audit by the IRS and various states for tax years dating back to 2009.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Income tax (provision) benefit for 2013 and 2012 consisted of $(97) and $69, respectively, of federal and state income taxes. The actual expense differs from the expected tax (provision) benefit as computed by applying the U.S. federal statutory income tax rate of 34 percent for 2013 and 2012, as follows:

	2013	2012
Tax (provision) benefit at U.S. federal statutory rate	$(432)	$798
State tax (provision) benefit (net of federal income tax benefit)	(131)	186
Research and development and foreign tax credits	(630)	-
Change in cash surrender value of life insurance	-	(132)
Change in valuation allowance attributable to operations	2,123	(778)
Other, net	(1,027)	(5)
Tax (provision) benefit	$(97)	$69

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred income tax assets:
Property and equipment, principally due to differences in depreciation	$966	$840
Inventory reserves and other inventory-related temporary basis differences	603	500
Warranty, vacation, deferred rent and other liabilities	858	849
Retirement liabilities	2,255	1,488
Net operating loss carryforwards	63,529	66,050
Credit carryforwards	825	1,428
Other	961	965
Total deferred income tax assets	69,997	72,120
Less valuation allowance	(69,997)	(72,120)
Net deferred income tax assets	-	-
Deferred income tax liabilities:
Total deferred income tax liabilities	-	-
Net deferred income tax assets and liabilities	$-	$-

Worldwide income (loss) before income taxes consisted of the following:

	2013	2012
United States	$1,270	$(2,348)
Foreign	-	-
Total	$1,270	$(2,348)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax (provision) benefit consisted of the following:

	2013	2012
Current
U.S. federal	$(30)	$-
State	(67)	69
Foreign	-	-
Total	$(97)	$69
Deferred
U.S. federal	$(1,172)	$652
State	(321)	126
Foreign	(630)	-
Total	(2,123)	778
Valuation allowance (increase) decrease	2,123	(778)
Total	$-	$-

E&S has total federal net operating loss carryforwards of approximately $165,300 which expire from 2019 through 2032.  Approximately $2,541 of federal net operating loss carryforwards expired in 2013.  The Company has various federal tax credit carryforwards of approximately $800, a portion of which expire between 2014 and 2016.  E&S also has state net operating loss carryforwards of approximately $144,600 that expire at various dates depending on the rules of the states to which the loss or credit is allocated.

During the years ended December 31, 2013 and 2012, the valuation allowance on deferred income tax assets decreased by $2,123 and increased by $778, respectively.  Valuation allowances were established according to the belief that it is more likely than not that these net deferred income tax assets will not be realized.

Note 9 - Commitments and Contingencies

Letters of Credit

The Company has finance arrangements which facilitate the issuance of letters of credit and bank guarantees. Under the terms of the arrangements, E&S is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit or bank guarantees issued, plus other amounts necessary to adequately secure obligations with the financial institution.  As of December 31, 2013, there were outstanding letters of credit and bank guarantees of $1,110, of which $1,020 is scheduled to expire in 2014 and $90 is scheduled to expire in 2015.  There was $90 and $442 of restricted cash included in other assets as of December 31, 2013 and 2012, respectively.

Loss on Condemnation of Property

 In April 2011, Rocky Mountain Power (“RMP”), a public utility company, filed a complaint against the Company and Wasatch Research Park I, LLC (“Wasatch”) in the Third Judicial District Court, Salt Lake County, UT.  Wasatch owns legal title to the buildings and leasehold interest in the land which the Company occupies (collectively, the “Properties”) pursuant to a series of agreements (the “Agreements”) which also grants the Company the option to repurchase the Properties or a certain portion of the Properties, known as the Substation Building (the “Substation”).  The arrangement between E&S and Wasatch was accounted for as a financing and the lease obligation and repurchase option has been recorded as long-term debt as discussed more fully in Note 7.  The Agreements also provided for a sharing of proceeds between the Company and Wasatch in the event of a sale of the Substation through various scenarios. In the complaint, RMP obtained a decree of condemnation of the Substation that allowed RMP to repurpose the Substation for public use. RMP requested a determination of just compensation for the appropriation of the Substation from the Company and Wasatch, and paid Wasatch a preliminary compensation amount of $231 in 2011. Wasatch and the Company believed that the Substation value was higher than $231 and sought additional compensation from RMP through legal proceedings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During November 2011, the Company and Wasatch entered into an amendment (the “Amendment”) to the Agreements that clarified the sharing of proceeds from the condemnation and the Company’s option to repurchase the Substation. The Amendment affirmed the Company’s forfeiture of its right to repurchase the Substation as a result of RMP taking legal title.  The Amendment provided for Wasatch to retain 100% of the $231 compensation already paid by RMP and for the Company and Wasatch to share equally in any additional compensation in excess of the $231, less legal expenses. The Amendment also required Wasatch to fund the legal expenditures of the proceedings so that any E&S payment for legal expense would be limited to its share of the amount of additional compensation RMP pays for the Substation, if any. Also, the Company’s price to repurchase the entire property was reduced by $152, representing the repurchase price for the Substation only. This reduced the sale/leaseback financing obligation included with long-term debt (see Note 7).

The final determination of the value of the Substation was determined to be $362, which resulted in $131 of additional compensation over the $231 proceeds received in 2011.  In January 2014, the Company received $22 after sharing half of the litigation expenses with Wasatch.

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

The number of shares, terms, and exercise periods of option grants are determined by the Board of Directors on an option-by-option basis. Options generally vest ratably over three years and expire ten years from the date of grant.  As of December 31, 2013, options to purchase 1,539,113 shares of common stock were authorized and reserved for future grant.

A summary of activity follows (shares in thousands):

	2013		2012
		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price
Outstanding as of beginning of the year	1,169	$3.19	1,151	$3.74
Granted	151	0.03	111	0.21
Exercised	-	-	-	-
Cancelled	(85)	5.81	(93)	6.47
Outstanding as of end of the year	1,235	2.62	1,169	3.19

Exercisable as of end the year	977	3.26	991	3.68

The weighted average fair value of options granted during 2013 and 2012 was $0.03 and $0.21, respectively.  As of December 31, 2013, options exercisable and options outstanding had a weighted average remaining contractual term of 3.5 and 4.6 years, respectively, and no aggregate intrinsic value. As of December 31, 2012, options exercisable and options outstanding had a weighted average remaining contractual term of 3.9 and 4.6 years, respectively, and no aggregate intrinsic value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants made in 2013 and 2012:

	2013	2012
Expected life (in years)	3.5	4.0
Risk free interest rate	0.39%	0.36%
Expected volatility	377%	396%
Dividend yield	-	-

Expected option lives and volatilities are based on historical data of the Company.  The risk free interest rate is calculated as the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no plans to do so.

As of December 31, 2013, there was approximately $6 of total unrecognized share-based compensation cost related to grants under the plans that will be recognized over a weighted-average period of 2 years.

Share-based compensation expense, from awards under the 2004 Plan for the years ended December 31, 2013 and 2012 amounted to $18 and $33, respectively, and was recorded as general and administrative expense.

Note 11 - Preferred Stock

Class A Preferred Stock

The Company has 5,000,000 authorized shares of Class A Preferred Stock.  As of December 31, 2013 and 2012, there were no Class A Preferred shares of stock outstanding.

Class B Preferred Stock

The Company has 5,000,000 authorized shares of Class B Preferred Stock.  As of December 31, 2013 and 2012, there were no Class B Preferred shares of stock outstanding.

Note 12 - Geographic Information

The table below presents sales by geographic location:
	2013	2012
United States	$14,198	$13,721
International	15,385	11,187
Total sales	$29,583	$24,908

Note 13 - Significant Customers

As of December 31, 2013, Customers A and B represented 11% and 30% of accounts receivable, respectively, and Customers A, C, D and E represented 16%, 16%, 14% and 10% of costs and estimated earnings in excess of billings, respectively.

As of December 31, 2012, Customer A represented 13% of accounts receivable and Customers F, G and H represented 21%, 11% and 10% of costs and estimated earnings in excess of billings.

For the years ended December 31, 2013 and 2012, no individual customer represented 10% or more of total sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Evans & Sutherland Computer Corporation

We have audited the accompanying consolidated balance sheets of Evans & Sutherland Computer Corporation (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), stockholders’ deficit and cash flows for the years then ended.   These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Evans & Sutherland Computer Corporation as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Tanner LLC

Salt Lake City, Utah
April 2, 2014

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes of U.S. generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting.

The Company began processing the financial transactions on a newly implemented accounting software system for its parent company in 2012 and its wholly owned subsidiary in 2013. This change was made to reduce costs by transitioning to a system which is better designed for the size and nature of the Company’s business operations.  The Company has made changes to its internal control over financial reporting in connection with this transition to the new accounting software system. There has been no other change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the year ended December 31, 2013, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

ITEM 9B.   OTHER INFORMATION

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by Item 401 of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2014 Annual Meeting of Shareholders and that information is incorporated herein by reference.  Information required by Item 405 of Regulation S-K will be included under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for our 2014 Annual Meeting of Shareholders and that information is incorporated herein by reference.  Certain information required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” The information required by Item 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2014 Annual Meeting of Shareholders and that information is herein incorporated by reference.

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

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item will be included under the captions, “Executive Compensation,” and, “Election of Directors,” in the Proxy Statement for our 2014 Annual Meeting of Shareholders and that information is herein incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for our 2014 Annual Meeting of Shareholders and that information is herein incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2013

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by
security holders	1,234,568	$2.62	1,539,113
Equity compensation plans not approved by
security holders	-	-	-
Total	1,234,568	$2.62	1,539,113

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption, “Certain Relationships and Related Party Transactions,” in the Proxy Statement for our 2014 Annual Meeting of Shareholders and that information is herein incorporated by reference.  The information required by Item 407(a) of Regulation S-K will be included under the caption, “Election of Directors,” in the Proxy Statement for our 2014 Annual Meeting of Shareholders and that information is herein incorporated by reference

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the caption, “Report of the Audit Committee of the Board of Directors,” in the Proxy Statement for our 2014 Annual Meeting of Shareholders and that information is herein incorporated by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report

1.      Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this report on Form 10-K.

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013 and 2012

•	Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2013 and 2012

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

•	Notes to Consolidated Financial Statements

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

TRADEMARKS USED IN THIS FORM 10-K

E&S, Digistar, SciDome and NanoSeam are trademarks or registered trademarks of Evans & Sutherland Computer Corporation.  All other product, service, or trade names or marks are the properties of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

By   /s/ DAVID H. BATEMAN
David H. Bateman
Chief Executive Officer and Director

April 2, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David H. Bateman David H. Bateman	Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2014

/s/ Paul L. Dailey Paul L. Dailey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 2, 2014

/s/ L. Tim Pierce L. Tim Pierce	Director	April 2, 2014

/s/ William Schneider, Jr. William Schneider, Jr.	Director	April 2, 2014

/s/ James P. McCarthy James P. McCarthy	Director	April 2, 2014

/s/ E. Michael Campbell E. Michael Campbell	Director	April 2, 2014