Form 10-Q
period 2014-03-28
EVANS & SUTHERLAND COMPUTER CORP
filed 2014-05-09
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________

FORM 10-Q
(Mark One)
[X]           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended March 28, 2014
or
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
Yes ___ No   X_

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on May 8, 2014 was 11,089,199.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended March 28, 2014

PART I – FINANCIAL INFORMATION

Item 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share and per share data)

	March 28,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$4,818	$3,376
Restricted cash	1,001	1,020
Marketable securities	119	229
Accounts receivable, less allowances for doubtful receivables of $305 and $277, respectively	5,147	5,552
Costs and estimated earnings in excess of billings on uncompleted contracts	1,560	2,391
Inventories, net	2,971	3,025
Prepaid expenses and deposits	588	568
Total current assets	16,204	16,161
Property, plant and equipment, net	7,349	7,405
Goodwill	635	635
Definite-lived intangible assets, net	104	115
Other assets	1,307	1,386
Total assets	$25,599	$25,702
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$778	$1,433
Accrued liabilities	1,169	1,183
Billings in excess of costs and estimated earnings on uncompleted contracts	4,513	3,358
Customer deposits	2,006	2,157
Current portion of retirement obligations	519	531
Current portion of long-term debt	3,057	2,995
Total current liabilities	12,042	11,657
Pension and retirement obligations, net of current portion	23,565	23,567
Long-term debt, net of current portion	2,316	2,362
Deferred rent obligation	1,518	1,514
Total liabilities	39,441	39,100
Commitments and contingencies
Stockholders' deficit:
Preferred stock, no par value: 10,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,441,666 shares issued	2,288	2,288
Additional paid-in capital	54,489	54,484
Common stock in treasury, at cost: 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(48,403)	(47,852)
Accumulated other comprehensive loss	(17,507)	(17,609)
Total stockholders' deficit	(13,842)	(13,398)
Total liabilities and stockholders' deficit	$25,599	$25,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited) (In thousands, except per share data)

	Three Months Ended
	March 28,	March 29,
	2014	2013

Sales	$6,672	$4,707
Cost of sales	4,528	3,397
Gross profit	2,144	1,310
Operating expenses:
Selling, general and administrative	1,748	1,565
Research and development	560	670
Pension	209	208
Total operating expenses	2,517	2,443
Operating loss	(373)	(1,133)
Other expense, net	(169)	(214)
Loss before income tax provision	(542)	(1,347)
Income tax provision	(9)	(10)
Net loss	$(551)	$(1,357)
Net loss per common share – basic and diluted	$(0.05)	$(0.12)

Weighted average common shares outstanding – basic and diluted	11,089	11,089

Comprehensive loss:
Net loss	$(551)	$(1,357)
Other comprehensive income (loss), net of tax:
Reclassification of realized gains from sale of marketable securities to net loss	-	(15)
Unrealized gain on marketable securities	-	22
Reclassification of pension expense to net loss	102	182
Other comprehensive income, net of tax	102	189
Total comprehensive loss	$(449)	$(1,168)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended
	March 28,	March 29,
	2014	2013
Cash flows from operating activities:
Net loss	$(551)	$(1,357)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	128	172
Provision for excess and obsolete inventory	40	91
Amortization of deferred pension expense	102	182
Other	101	71
Change in assets and liabilities:
Decrease (increase) in restricted cash	19	(93)
Decrease (increase) in accounts receivable, net	368	(622)
Decrease (increase) in inventories	14	(404)
Decrease in costs and estimated earnings in excess of billings on uncompleted contracts	1,986	1,950
Decrease in prepaid expenses and deposits	59	135
Increase (decrease) in accounts payable	(655)	117
Decrease in accrued liabilities	(10)	(32)
Decrease in pension and retirement obligations	(14)	(156)
Decrease in customer deposits	(151)	(395)
Net cash provided by (used in) operating activities	1,436	(341)

Cash flows from investing activities:
Purchases of property, plant and equipment	(61)	(8)
Proceeds from sale of marketable securities	110	135
Net cash provided by investing activities	49	127

Cash flows from financing activities:
Principal payments on long-term debt	(43)	(41)
Net cash used in financing activities	(43)	(41)

Net increase (decrease) in cash and cash equivalents	1,442	(255)
Cash and cash equivalents as of beginning of the period	3,376	2,111
Cash and cash equivalents as of end of the period	$4,818	$1,856

Non-cash investing and financing activities:
Reclassification of realized gains from sale of marketable securities to net loss	$-	$(15)
Unrealized gain on marketable securities	-	22
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$130	$132
Cash paid for income taxes	39	24

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

All dollar amounts (except share and per share amounts) in thousands.

1.  GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation and subsidiaries (collectively, the “Company” and “E&S”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flows, in conformity with U.S. generally accepted accounting principles (“US GAAP”).  This report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited condensed consolidated balance sheets, statements of comprehensive loss, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The results of operations for the three months ended March 28, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.  The Company operates on a calendar year with the first three fiscal quarters ending on the last Friday of the calendar quarter.

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

Inventories, net

Inventories consisted of the following:

	March 28,	December 31,
	2014	2013

Raw materials	$5,353	$5,587
Work in process	456	234
Finished goods	221	223
Reserve for obsolete inventory	(3,059)	(3,019)
Inventories, net	$2,971	$3,025

Liquidity

Recurring losses prior to 2013 have been accompanied by negative cash flows from operating activities. Furthermore, as of March 28, 2014, the unfunded obligation of the Company's qualified defined benefit pension plan ("Pension Plan"), as measured for accounting purposes, amounted to $19,012, contributing to a total stockholders’ deficit of $13,842 as of March 28, 2014.  Aided by prior cost reduction efforts and improved 2013 sales volume the Company reported net income for 2013 and a loss of $551 for the first quarter of 2014. The Company does not believe it can sustain and improve annual profitability at sufficient levels to fund its existing Pension Plan obligation. In order to preserve the liquid resources required to operate the business, the Company stopped making cash payments due to the Pension Plan trust beginning in October 2012. The Company initiated an application process for the distress termination of the Pension Plan in accordance with provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”) which it believes will result in a settlement of its Pension Plan liabilities on terms that are feasible for the Company to continue in business as a going concern through 2014 and beyond. However, as of the date of this filing, the Company is uncertain of the timing or the ultimate outcome. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s marketable securities are classified within Level 1 because the underlying investments have readily available market prices.  Marketable securities measured at fair value on a recurring basis are summarized below:

March 28, 2014	Total	Level 1	Level 2	Level 3

Mutual funds – debt securities	$76	$76	$-	$-
Money market mutual funds	43	43	-	-
Total	$119	$119	$-	$-

December 31, 2013	Total	Level 1	Level 2	Level 3

Mutual funds – debt securities	$183	$183	-	-
Money market mutual funds	46	46	-	-
Total	$229	$229	$-	$-

3.  STOCK OPTION PLAN

As of March 28, 2014, options to purchase 1,396,413 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the three months ended March 28, 2014 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of beginning of the period	1,235	$2.62
Granted	200	0.13
Exercised	-	-
Forfeited or expired	(58)	4.44
Outstanding as of end of the period	1,377	2.18

Exercisable as of the end of the period	1,036	$2.87

As of March 28, 2014, options exercisable and options outstanding had a weighted average remaining contractual term of 4.0 and 5.3 years, respectively, and aggregate intrinsic value of $10 and $36, respectively.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first three months of 2014, were based on estimates as of the date of grant as follows:

Risk-free interest rate	0.74%
Dividend yield	0.00%
Volatility	340%
Expected life	3.5 years

Expected option life and volatility are based on historical data of the Company.   The risk-free interest rate is calculated based on the average US Treasury Bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no foreseeable plans to do so.

As of March 28, 2014, there was approximately $22 of total unrecognized share-based compensation cost related to grants under the stock option plan that will be recognized over a weighted-average period of 2.6 years.

Share-based compensation expense included in selling, general and administrative expense in the statements of comprehensive loss for each of the three month periods ended March 28, 2014 and March 29, 2013 was $5 and $10, respectively.

4.  EMPLOYEE RETIREMENT BENEFIT PLANS

Distress Termination Application

On January 7, 2013, the Company submitted a Pension Benefit Guaranty Corporation (“PBGC”) Form 600 Distress Termination, Notice of Intent to Terminate, to the PBGC. The notice filing initiated an application process by the Company with the PBGC for the distress termination of the Pension Plan. The Pension Plan benefits are guaranteed by the ERISA Title IV insurance fund, which is administered by the PBGC. The Company proposed a termination date of March 8, 2013. Through the application process, the Company’s intent has been to demonstrate to the PBGC that it qualifies for a distress termination of the Pension Plan under either of two of the criteria of Section 4041(c)(2) of ERISA (inability to continue in business absent termination and unreasonably increased pension costs) and applicable PBGC regulations. To satisfy the criteria, the Company and its wholly owned subsidiary each must demonstrate to the satisfaction of the PBGC that, unless the termination occurs, the Company will be unable to pay its debts when they come due and will be unable to continue in business, or that the costs of the Pension Plan have become unreasonably burdensome solely as a result of a decline in the workforce covered by the Pension Plan. A distress termination under Section 4041(c)(2) of ERISA would transfer the Pension Plan’s benefit obligations to the PBGC, up to ERISA guaranteed limits, without requiring reorganization under bankruptcy law. The Pension Plan’s actuary has informed the Company that following termination of the Pension Plan and subject to the PBGC’s review of participant benefits, all of the benefits earned by participants as of the date of plan termination are expected to fall within ERISA guaranteed limits.

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

Employer Contributions

Through September 15, 2012, the Company’s funding policy was to contribute to the Pension Plan trust amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations. Beginning in October 2012, the Company discontinued this policy in order to preserve the necessary liquidity for its operations. As a result, a lien in favor of the PBGC has arisen against the assets of the Company to secure aggregate unpaid contributions which amount to $3,346, including interest, as of April 15, 2014. Independent actuarial valuations have determined that additional contributions of approximately $4,200 will become due through April 15, 2015. The Company’s legal counsel has advised that the PBGC usually does not take enforcement action under its lien rights while it is still considering the application for the distress termination which is consistent with the Company’s dialog with the PBGC through the application process. Based upon recent correspondence with the PBGC, the Company believes that the application process will likely result in a settlement of the Pension Plan liabilities on terms that will enable the Company to continue to operate as a going concern, although there can be no assurance as to the timing and ultimate outcome of such settlement discussions.

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

Components of Net Periodic Benefit Expense

	Pension Plan		Supplemental Executive Retirement Plan
For the three months ended:	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013

Service cost	$-	$-	$-	$-
Interest cost	569	398	55	41
Expected return on assets	(574)	(460)	-	-
Amortization of actuarial loss	101	177	12	17
Amortization of prior year service cost	-	-	(12)	(12)
Settlement charge	-	-	-	-
Net periodic benefit expense	96	115	55	46
Insurance premium due PBGC	58	47	-	-
	$154	$162	$55	$46

For the three months ended March 28, 2014 and March 29, 2013, the Company reclassified $102 and $182, respectively, of actuarial loss from accumulated other comprehensive loss that was included in pension expense on the statement of comprehensive loss for the same periods.

Item 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes of Evans & Sutherland Computer Corporation and subsidiaries (collectively, the “Company,”  “E&S,” “we,” “us” and “our”) included in Item 1 of Part I of this Form 10-Q.  In addition to the historical information contained herein, this quarterly report on Form 10-Q includes certain "forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years.

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

All dollar amounts are in thousands.

Executive Summary

Although sales volume and the $551 net loss in the first quarter of 2014 showed improvement from the comparable period of 2013, which reported net loss of $1,357, it did not compare favorably to the most recent two consecutive profitable quarters in the last half of 2013.  The weaker sales and resulting net loss in the first quarter of 2014 was primarily the result of the timing of work and deliveries on customer projects rather than a negative trend in the overall business. New bookings were strong and the sales backlog improved which creates a more encouraging outlook for the remainder of 2014. Also, cash balances improved from progress payments received on new customer orders. With the improved backlog and strong sales prospects we believe that sales and overall results for the remainder of 2014 will be comparable to 2013.

We continue  to expect variable but reasonably consistent future sales and gross profits from our current product line at annual levels sufficient to cover or exceed operating expenses excluding the current expense of the Pension Plan. The success of our efforts to settle our pension liabilities for an amount that the business can satisfy remains critical to the long-term viability of the Company. We believe an improved financial position that would result from relief of the Pension Plan burden may present opportunities for better results through the availability of credit and stronger qualification for customer projects.

Critical Accounting Policies

Certain accounting policies are considered by management to be critical to an understanding of our condensed consolidated financial statements.  Their application requires significant management judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  A summary of critical accounting policies can be found in our Form 10-K for the year ended December 31, 2013.  For all of these policies, management cautions that future results rarely develop exactly as forecasted, and the best estimates routinely require modification.

Results of Operations

Sales and Backlog

The following table summarizes our sales:

	For the Three Months Ended
	March 28, 2014	March 29, 2013
Sales	$6,672	$4,707

Sales for the first three months of 2014 were 42% higher than the same period in 2013. The higher 2014 sales were attributable to progress and deliveries on larger customer contracts as compared to the same period of 2013.

Revenue backlog improved to $19,689 as of March 28, 2014, compared to $17,165 as of December 31, 2013.  We expect sales for the remainder of 2014 to result in total annual sales comparable to 2013 based on delivery schedules from the improved revenue backlog and strong sales prospects.

Gross Profit

The following table summarizes our gross profit and the gross profit as a percentage of total sales:

	For the Three Months Ended
	March 28, 2014	March 29, 2013
Gross profit	$2,144	$1,310
Gross profit percentage	32%	28%

Gross profit for the first quarter was favorably affected by higher sales volume which absorbed fixed overhead as well as sales from specific contracts with favorable margins.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended
	March 28, 2014	March 29, 2013
Selling, general and administrative	$1,748	$1,565
Research and development	560	670
Pension	209	208
Total operating expenses	$2,517	$2,443

For the first quarter of 2014, selling, general and administrative expenses were higher than the comparable period of 2013 due primarily to a higher use of labor resources for sales and marketing activities.
.
For the first quarter of 2014, research and development expenses were lower than the comparable period of 2013. This was attributable primarily to engineering resources being redirected from research and development activities to customer projects and selling expenses. Pension expense for the first quarter of 2014 was comparable to the same period of 2013.

Other Expense, net

The following table summarizes our other expense:

	For the Three Months Ended
	March 28, 2014	March 29, 2013
Total other expense, net	$169	$214

For the three months ended March 28, 2014, other expense, net, was lower than the same period in 2013 due to lower realized foreign currency losses.

Liquidity and Capital Resources

Outlook

As discussed above in the executive summary and the notes to the condensed consolidated financial statements, we have made significant progress in our effort to reverse our long history of operating losses and we believe that we will settle our pension liabilities on terms that the business can fulfill. As a result, we believe existing liquidity resources and funds generated from forecasted revenue will meet our current and long-term obligations upon adjustment for the settlement of the pension liabilities. We continue to operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.

Cash Flows

In the first three months of 2014, $1,436 of cash provided by operating activities was attributable to $180 of cash absorbed by the net loss for the period, after the effect of $371 of non-cash items plus a favorable change to working capital of $1,616.  The change to working capital was driven by progress payments from customer contracts, attributable to the timing of billings and new customer orders.

In the first three months of 2013, the $341 of cash used in operating activities was primarily attributable to $841 used in the net loss for the period, after the effect of $516 of non-cash items, offset by $500 of cash provided by changes in working capital.

Cash provided by investing activities was $49 in the first three months of 2014 compared to $127 for the same period of 2013, representing cash provided by the sale of marketable securities, offset by purchases of property, plant and equipment of $61 and $8 in 2014 and 2013, respectively.

In the first three months of 2014, financing activities used $43 of cash compared to $41 in 2013, for principal payments on mortgage notes.

Credit Facilities

The Company is a party to a credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund working capital requirements.  Interest is charged on amounts borrowed at the lender’s prime rate. As of March 28, 2014, there were no borrowings outstanding under the credit agreement.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific bank account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of March 28, 2014, we had outstanding letters of credit totaling $1,091.  The cash collateral for these letters of credit was classified as $1,001 of restricted cash and $90 of restricted cash included in other assets.

Mortgage Notes

As of March 28, 2014, our wholly owned Spitz subsidiary had obligations totaling $2,496 under its two mortgage notes payable.

Sale-Leaseback Financing

As of March 28, 2014, the principal balance on the debt obligation recorded from the sale-leaseback financing transaction was $2,877.  The cash payment required to repurchase the property on March 28, 2014 was $3,027 consisting of $3,152 repurchase price under the agreement less a credit for the $125 security deposit.  Accordingly, if we had exercised our option to repurchase the property on March 28, 2014, we would have recorded a premium of approximately 5% in the amount of $150 over the $2,877 balance of the debt.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended March 28, 2014, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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
101
The following materials from this Quarterly Report on Form 10-Q for the periods ended March 28, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date: May 9, 2014	By:	/s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial and Accounting Officer)