Form 10-Q
period 2014-06-27
EVANS & SUTHERLAND COMPUTER CORP
filed 2014-08-08
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________

FORM 10-Q

(Mark One)
[X]           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended June 27, 2014
or
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
Yes ___ No   X_

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on August 1, 2014 was 11,089,199.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended June 27, 2014

PART I – FINANCIAL INFORMATION

Item 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share and per share data)

	June 27,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$5,724	$3,376
Restricted cash	740	1,020
Marketable securities	-	229
Accounts receivable, less allowances for doubtful receivables of $249 and $277, respectively	2,945	5,552
Costs and estimated earnings in excess of billings on uncompleted contracts	1,203	2,391
Inventories, net	3,824	3,025
Prepaid expenses and deposits	668	568
Total current assets	15,104	16,161
Property, plant and equipment, net	7,258	7,405
Goodwill	635	635
Definite-lived intangible assets, net	92	115
Other assets	1,143	1,386
Total assets	$24,232	$25,702
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,047	$1,433
Accrued liabilities	1,392	1,183
Billings in excess of costs and estimated earnings on uncompleted contracts	2,731	3,358
Customer deposits	2,690	2,157
Current portion of retirement obligations	520	531
Current portion of long-term debt	3,122	2,995
Total current liabilities	11,502	11,657
Pension and retirement obligations, net of current portion	23,544	23,567
Long-term debt, net of current portion	2,269	2,362
Deferred rent obligation	1,522	1,514
Total liabilities	38,837	39,100
Commitments and contingencies
Stockholders' deficit:
Preferred stock, no par value: 10,000,000 shares authorized; no shares outstanding
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,441,666 shares issued	2,288	2,288
Additional paid-in capital	54,492	54,484
Common stock in treasury, at cost: 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(49,271)	(47,852)
Accumulated other comprehensive loss	(17,405)	(17,609)
Total stockholders' deficit	(14,605)	(13,398)
Total liabilities and stockholders' deficit	$24,232	$25,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited) (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2014	2013	2014	2013

Sales	$5,712	$5,212	$12,384	$9,919
Cost of sales	3,770	3,480	8,298	6,877
Gross profit	1,942	1,732	4,086	3,042
Operating expenses:
Selling, general and administrative	1,826	1,181	3,574	2,746
Research and development	511	674	1,071	1,344
Pension	209	161	418	369
Total operating expenses	2,546	2,016	5,063	4,459
Operating loss	(604)	(284)	(977)	(1,417)
Other expense, net	(206)	(141)	(375)	(355)
Loss before income tax provision	(810)	(425)	(1,352)	(1,772)
Income tax provision	(58)	-	(67)	(10)
Net loss	$(868)	$(425)	$(1,419)	$(1,782)
Net loss per common share – basic and diluted	$(0.08)	$(0.04)	$(0.13)	$(0.16)

Weighted average common shares outstanding – basic and diluted	11,089	11,089	11,089	11,089

Comprehensive loss
Net loss	$(868)	$(425)	$(1,419)	$(1,782)
Other comprehensive income (loss):
Reclassification of realized gains from sale of marketable securities to net loss	-	(11)	-	(26)
Unrealized gain (loss) on marketable securities	-	(7)	-	15
Reclassification of pension expense to net loss	101	182	204	364
Other comprehensive income, net of tax	101	164	204	353
Total comprehensive loss	$(767)	$(261)	$(1,215)	$(1,429)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended
	June 27,	June 28,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,419)	$(1,782)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	258	318
Provision for excess and obsolete inventory	43	182
Amortization of deferred pension expense	204	364
Other	157	98
Change in assets and liabilities:
Decrease (increase) in restricted cash	280	(445)
Decrease (increase) in accounts receivable, net	2,591	(21)
Increase in inventories	(842)	(565)
Decrease in costs and estimated earnings in excess of billings on uncompleted contracts	561	2,956
Decrease in prepaid expenses and deposits	143	596
Decrease in accounts payable	(386)	(409)
Increase in accrued liabilities	217	63
Decrease in pension and retirement obligations	(34)	(407)
Increase (decrease) in customer deposits	533	(564)
Net cash provided by operating activities	2,306	384

Cash flows from investing activities:
Purchases of property, plant and equipment	(100)	(28)
Proceeds from sale of marketable securities	229	262
Net cash provided by investing activities	129	234

Cash flows from financing activities:
Principal payments on long-term debt	(87)	(82)
Net cash used in financing activities	(87)	(82)

Net increase in cash and cash equivalents	2,348	536
Cash and cash equivalents as of beginning of the period	3,376	2,111
Cash and cash equivalents as of end of the period	$5,724	$2,647

Non-cash investing and financing activities:
Reclassification of realized gains from sale of marketable securities to net loss	$-	$(26)
Unrealized gain on marketable securities	-	15
Supplemental disclosures of cash flow information:
Cash paid for interest	$260	$265
Cash paid for income taxes	39	24

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

The accompanying unaudited condensed consolidated balance sheets, statements of comprehensive loss, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The results of operations for the period ended June 27, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.  The Company operates on a calendar year with the first three fiscal quarters ending on the last Friday of the calendar quarter.

Revenue Recognition

Sales include revenues from system hardware and the related integrated software, database products and service contracts.  The following methods are used to recognize revenue:

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

Multiple Element Arrangements.  Some contracts include multiple elements.  Significant deliverables in such arrangements commonly include various hardware components of the Company’s visual display systems, domes, show content and various service and maintenance elements.  Revenue earned on elements such as products, services and maintenance contracts are allocated to each element based on the relative fair values of the elements.  Relative fair values of elements are generally determined based on actual and estimated selling price.  Delivery times of such contracts typically occur within a three to six-month period.

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

Inventories, net

Inventories consisted of the following:
	June 27,	December 31,
	2014	2013

Raw materials	$5,810	$5,587
Work in process	835	234
Finished goods	241	223
Reserve for obsolete inventory	(3,062)	(3,019)
Inventories, net	$3,824	$3,025

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 provides for a single, principles-based model for revenue recognition that replaces existing revenue recognition guidance. ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company has not yet selected a transition method and is in the process of evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

Liquidity

The Company has experienced recurring annual losses since 2007. Furthermore, as of June 27, 2014, the unfunded obligation of the Company’s qualified defined benefit pension plan (“Pension Plan”), as measured for accounting purposes, amounted to $19,006, contributing to a total stockholders’ deficit of $14,605 as of June 27, 2014.  Aided by prior cost reduction efforts and improved 2013 sales volume the Company reported annual net income for 2013 but incurred a net loss of $1,419 for the first half of 2014. The Company does not believe it can sustain and improve annual profitability at sufficient levels to fund its existing Pension Plan obligation. In order to preserve the liquid resources required to operate the business, the Company stopped making cash payments due to the Pension Plan trust beginning in October 2012. The Company initiated an application process for the distress termination of the Pension Plan in accordance with provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”) which it believes will result in a settlement of its Pension Plan liabilities on terms that are feasible for the Company to continue in business as a going concern through 2014 and beyond. However, as of the date of this filing, the Company is uncertain of the timing or the ultimate outcome. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  STOCK OPTION PLAN

As of June 27, 2014, options to purchase 1,419,913 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the six months ended June 27, 2014 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of beginning of the period	1,235	$2.62
Granted	200	0.13
Exercised	-	-
Forfeited or expired	(81)	4.70
Outstanding as of end of the period	1,354	2.13

Exercisable as of the end of the period	1,012	2.81

As of June 27, 2014, options exercisable and options outstanding had a weighted average remaining contractual term of 3.9 and 5.2 years, respectively, and aggregate intrinsic value of $79 and $197, respectively.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted-average values of employee stock options granted under the stock option plan, as well as the weighted-average assumptions used in calculating these values during the first six months of 2014, were based on estimates as of the date of grant as follows:

Risk-free interest rate	0.74%
Dividend yield	0.00%
Volatility	340%
Expected life	3.5 years

Expected option life and volatility are based on historical data of the Company.   The risk-free interest rate is calculated based on the average US Treasury Bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no foreseeable plans to do so.

As of June 27, 2014, there was approximately $18 of share-based compensation cost related to grants under the stock option plan that will be recognized over a weighted-average period of 2.3 years.

Share-based compensation expense included in selling, general and administrative expense in the statements of comprehensive loss for each of the six-month periods ended June 27, 2014 and June 28, 2013 was $8 and $10, respectively.  Share-based compensation expense included in selling, general and administrative expense in the statements of comprehensive loss for each of the three-month periods ended June 27, 2014 and June 28, 2013 was $3 and $4, respectively.

3.  EMPLOYEE RETIREMENT BENEFIT PLANS

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

The Company’s goal in seeking a distress termination of the Pension Plan is to ensure that the pension benefits of all Pension Plan participants are paid up to federally guaranteed limits and that the Company continues to operate as a going concern while avoiding the costly damage and disruption to the business which would result from bankruptcy reorganization. The Company has been pursuing a conclusion of the process and a settlement of the resulting liabilities. Based upon ongoing correspondence with the PBGC, the Company believes that the application process will likely result in a settlement of the Pension Plan liabilities on terms that will enable the Company to continue to operate as a going concern. However, as of the date of this filing, the Company is uncertain of the timing or the ultimate outcome.

Employer Contributions

Through September 15, 2012, the Company’s funding policy was to contribute to the Pension Plan trust amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations. Beginning in October 2012, the Company discontinued this policy in order to preserve the necessary liquidity for its operations. As a result, a lien in favor of the PBGC has arisen against the assets of the Company to secure aggregate unpaid contributions which amount to $4,142, including interest, as of July 15, 2014. Independent actuarial valuations have determined that additional contributions of approximately $4,300 will become due through July 15, 2015. The Company’s legal counsel has advised that the PBGC usually does not take enforcement action under its lien rights while it is still considering the application for the distress termination which is consistent with the Company’s dialog with the PBGC through the application process. Based upon ongoing correspondence with the PBGC, the Company believes that the application process will likely result in a settlement of the Pension Plan liabilities on terms that will enable the Company to continue to operate as a going concern, although there can be no assurance as to the timing and ultimate outcome of such settlement discussions.

The Company is not currently required to fund the Supplemental Executive Retirement Plan (SERP).  All benefit payments are made by the Company directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes. The Company expects to contribute and pay SERP benefits of approximately $520 in the next 12 months.

Components of Net Periodic Benefit Expense

	Pension Plan		Supplemental Executive Retirement Plan
For the three months ended:	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Service cost	$-	$-	$-	$-
Interest cost	569	398	55	41
Expected return on assets	(574)	(460)	-	-
Amortization of actuarial loss	101	177	12	17
Amortization of prior year service cost	-	-	(12)	(12)
Net periodic benefit expense	96	115	55	46
Insurance premium due PBGC	58	-	-	-
	$154	$115	$55	$46

	Pension Plan		Supplemental Executive Retirement Plan
For the six months ended:	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Service cost	$-	$-	$-	$-
Interest cost	1,137	796	110	82
Expected return on assets	(1,149)	(920)	-	-
Amortization of actuarial loss	203	354	25	34
Amortization of prior year service cost	-	-	(24)	(24)
Net periodic benefit expense	191	230	111	92
Insurance premium due PBGC	116	47	-	-
	$307	$277	$111	$92

For the three-month periods ended June 27, 2014 and June 28, 2013, the Company reclassified $101 and $182, respectively, of actuarial loss from accumulated other comprehensive loss that was included in pension expense in the statements of comprehensive loss for the same periods.  For the six-month periods ended June 27, 2014 and June 28, 2013, the Company reclassified $204 and $364, respectively, of actuarial loss from accumulated other comprehensive loss that was included in pension expense in the statements of comprehensive loss for the same periods.

4.  Debt

Sale/Leaseback Financing

On July 31, 2014, the Company provided notice to Wasatch Research Park I, LLC (“Wasatch”) to exercise its option to repurchase the buildings it occupies under agreements with Wasatch. The repurchase price, net of a credit due for a lease deposit, will be $3,027. The repurchase transaction must be completed by October 31, 2014. The Company is evaluating various sources to finance the repurchase transaction. Depending on the source of the funds used to finance the transaction, the completion of the repurchase transaction would be recorded as a retirement or refinancing of the debt recorded pursuant to sale and leaseback agreements with Wasatch.

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

All dollar amounts are in thousands.

Executive Summary

Although sales volume showed improvement, the net loss for the second quarter of 2014 was larger than the comparable period of 2013. The higher net loss was attributable to higher operating expenses in the second quarter of 2014 due largely to a credit from a settlement of a dispute which reduced expenses in the second quarter of 2013. Also, sales and marketing expenses in 2014 were higher due to a bi-annual tradeshow and the redirection of production and engineering resources to sales and marketing activities. Despite the higher 2014 operating expenses and increased loss in the second quarter, higher sales helped the first half of 2014 show improvement from the comparable period of 2013, with a net loss of $1,419 for the first half of 2014 compared to $1,782 for the first half of 2013. Neither of the first two quarters of 2014 compares favorably to the two consecutive profitable quarters in the last half of 2013; however, the weaker sales and resulting net loss in the first half of 2014 was primarily the result of the timing of work and deliveries on customer projects rather than a negative trend in the overall business. New bookings and the sales backlog continued to improve which creates a more encouraging outlook for the remainder of 2014. Also, cash balances continued to improve from progress payments received on new customer orders. With the improved backlog and strong sales prospects we believe that sales and overall results for 2014 will be comparable to 2013.

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

Results of Operations

Sales and Backlog

The following table summarizes our sales:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Sales	$5,712	$5,212	$12,384	$9,919

Sales for the second quarter of 2014 were similar to the same period in 2013. Sales for the first six months of 2014 were 25% higher than the same period in 2013 due to an increase in the volume of orders and deliveries of all of our products.  Revenue backlog improved to $21,370 as of June 27, 2014, compared to $17,165 as of December 31, 2013.  We expect sales for the remainder of 2014 to result in total annual sales comparable to 2013 based on delivery schedules from the improved revenue backlog as well as strong sales prospects.

Gross Profit

The following table summarizes our gross profit and the gross profit as a percentage of total sales:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Gross profit	$1,942	$1,732	$4,086	$3,042
Gross profit percentage	34%	33%	33%	31%

Gross profit percentage for the three and six-month periods ended June 27, 2014 was similar to the same periods in 2013.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Selling, general and administrative	$1,826	$1,181	$3,574	$2,746
Research and development	511	674	1,071	1,344
Pension	209	161	418	369
Total operating expenses	$2,546	$2,016	$5,063	$4,459

Total operating expenses were higher for the three and six-month periods ended June 27, 2014 compared to the same periods in 2013 due largely to a receipt in the second quarter of 2013 that was recorded as a credit for the recovery of legal fees pursuant to a settlement of a dispute with a subcontractor for a customer project. Also, sales and marketing expenses were higher in 2014 due primarily to increased tradeshow activity and the redirection of  resources from content software production to sales and marketing activities.

Research and development costs were slightly lower than the same periods in 2013 primarily due to engineering resources being redirected from research and development activities to customer projects and selling expenses.

Pension expense was only slightly higher for the three and six-month periods ended June 27, 2014 compared to the same periods in 2013.

Other Expense, net

The following table summarizes our other expense:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Total other expense, net	$206	$141	$375	$355

For the three-month period ended June 27, 2014, other expense, net, was slightly higher than the same period in 2013 due to realized foreign currency gain in the second quarter of 2013. For the six-month period ended June 27, 2014, other expense, net, was comparable to the same period in 2013.

Liquidity and Capital Resources

Outlook

As discussed above in the executive summary and the notes to the condensed consolidated financial statements, we have made significant progress in our effort to reduce our long history of operating losses and we believe that we will settle our pension liabilities on terms that the business can fulfill. As a result, we believe existing liquidity resources and funds generated from forecasted revenue will meet our current and long-term obligations upon adjustment for the settlement of the pension liabilities. We continue to operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.

Cash Flows

In the first six months of 2014, $2,306 of cash provided by operating activities was attributable to a favorable change to working capital of $3,063, offset by $757 of cash absorbed by the net loss for the period, after the effect of $662 of non-cash items. In the first six months of 2013, $384 of cash provided by operating activities was attributable to a favorable change to working capital of $1,204, offset by $820 of cash absorbed by the net loss for the period, after the effect of $962 of non-cash items.  The change to working capital for both periods presented was driven by improvement in progress payments from customer contracts, attributable to the timing of billings and an increase in customer orders.

Cash provided by investing activities was $129 in the first six months of 2014 compared to $234 for the same period of 2013, representing cash provided by the sale of marketable securities, offset by purchases of property, plant and equipment of $100 and $28 in 2014 and 2013, respectively.

In the first six months of 2014, financing activities used $87 of cash compared to $82 in 2013, for principal payments on mortgage notes.

Credit Facilities

The Company is a party to a credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund working capital requirements.  Interest is charged on amounts borrowed at the lender’s prime rate. As of June 27, 2014, there were no borrowings outstanding under the credit agreement.

The Company has a finance arrangement which facilitates the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific bank account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of June 27, 2014, we had outstanding letters of credit totaling $740.  The cash collateral for these letters of credit was classified as restricted cash.

Mortgage Notes

As of June 27, 2014, our wholly owned Spitz subsidiary had obligations totaling $2,452 under its two mortgage notes payable.

Sale-Leaseback Financing

On July 31, 2014 the Company provided notice to Wasatch Research Park I, LLC (“Wasatch”) to exercise the Company’s option to repurchase the buildings it occupies under agreements with Wasatch. The repurchase price, net of a credit due for a lease deposit, will be $3,027. The repurchase transaction must be completed by October 31, 2014. The Company is evaluating various sources to finance the repurchase transaction. Depending on the source of the funds used to finance the transaction, the completion of the repurchase transaction would be recorded as a retirement or refinancing of the debt recorded pursuant to sale and leaseback agreements with Wasatch.

As of June 27, 2014, the principal balance on the debt obligation recorded from the sale-leaseback financing transaction was $2,939.  The cash payment required to repurchase the property on June 27, 2014 was $3,027 consisting of $3,152 repurchase price under the agreement less a credit for the $125 security deposit.  Accordingly, if we had exercised our option to repurchase the property on June 27, 2014, we would have recorded a premium of approximately 3% in the amount of $88 over the $2,939 balance of the debt.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 27, 2014, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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
101
The following materials from this Quarterly Report on Form 10-Q for the periods ended June 27, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date:	August 8, 2014	By:	/s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial and Accounting Officer)