Form 10-Q
period 2014-09-26
EVANS & SUTHERLAND COMPUTER CORP
filed 2014-11-07
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________

FORM 10-Q

(Mark One)
[X]           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended September 26, 2014
or
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
Yes ___ No   X

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on November 5, 2014 was 11,089,199.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended September 26, 2014

PART I – FINANCIAL INFORMATION

Item 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share and per share data)

	September 26,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$3,983	$3,376
Restricted cash	731	1,020
Marketable securities	-	229
Accounts receivable, less allowances for doubtful receivables of $246
and $277, respectively	4,810	5,552
Costs and estimated earnings in excess of billings on uncompleted contracts	2,178	2,391
Inventories, net	4,063	3,025
Prepaid expenses and deposits	506	568
Total current assets	16,271	16,161
Property, plant and equipment, net	7,339	7,405
Goodwill	635	635
Definite-lived intangible assets, net	80	115
Other assets	1,046	1,386
Total assets	$25,371	$25,702
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$837	$1,433
Accrued liabilities	1,150	1,183
Billings in excess of costs and estimated earnings on uncompleted contracts	3,661	3,358
Customer deposits	2,602	2,157
Current portion of retirement obligations	519	531
Current portion of long-term debt	2,408	2,995
Total current liabilities	11,177	11,657
Pension and retirement obligations, net of current portion	23,525	23,567
Long-term debt, net of current portion	3,004	2,362
Deferred rent obligation	1,526	1,514
Total liabilities	39,232	39,100
Commitments and contingencies (Note 4)
Stockholders' deficit:
Preferred stock, no par value: 10,000,000 shares authorized;
no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized;
11,441,666 shares issued	2,288	2,288
Additional paid-in capital	54,496	54,484
Common stock in treasury, at cost: 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(48,632)	(47,852)
Accumulated other comprehensive loss	(17,304)	(17,609)
Total stockholders' deficit	(13,861)	(13,398)
Total liabilities and stockholders' deficit	$25,371	$25,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2014	2013	2014	2013

Sales	$7,656	$8,509	$20,040	$18,428
Cost of sales	4,371	4,981	12,669	11,858
Gross profit	3,285	3,528	7,371	6,570
Operating expenses:
Selling, general and administrative	1,637	1,545	5,211	4,291
Research and development	537	529	1,608	1,873
Pension	359	249	777	618
Total operating expenses	2,533	2,323	7,596	6,782
Operating income (loss)	752	1,205	(225)	(212)
Other expense, net	(192)	(185)	(567)	(540)
Income (loss) before income tax provision	560	1,020	(792)	(752)
Income tax (provision) benefit	79	(31)	12	(41)
Net income (loss)	$639	$989	$(780)	$(793)
Net income (loss) per common share – basic and diluted	$0.06	$0.09	$(0.07)	$(0.07)

Weighted average common shares outstanding – basic	11,089	11,089	11,089	11,089
Weighted average common shares outstanding – diluted	11,435	11,155	11,089	11,089

Comprehensive income (loss):
Net income (loss)	$639	$989	$(780)	$(793)
Other comprehensive income:
Reclassification of realized gains from sale of marketable securities to net income (loss)	-	-	-	(26)
Unrealized gain on marketable securities	-	3	-	18
Reclassification of pension expense to net income (loss)	101	182	305	546
Other comprehensive income, net of tax	101	185	305	538
Total comprehensive income (loss)	$740	$1,174	$(475)	$(255)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended
	September 26,	September 27,
	2014	2013
Cash flows from operating activities:
Net loss	$(780)	$(793)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	376	452
Amortization of deferred pension expense	305	546
Other	294	471
Change in assets and liabilities:
Decrease (increase) in restricted cash	289	(333)
Decrease (increase) in accounts receivable, net	726	(1,287)
Increase in inventories	(1,104)	(1,062)
Decrease in costs and estimated earnings in excess of billings on uncompleted contracts	516	1,813
Decrease in prepaid expenses and deposits	402	633
Increase (decrease) in accounts payable	(596)	689
Decrease in accrued liabilities	(21)	(102)
Decrease in pension and retirement obligations	(54)	(549)
Increase in customer deposits	445	419
Net cash provided by operating activities	798	897

Cash flows from investing activities:
Purchases of property, plant and equipment	(289)	(30)
Proceeds from sale of marketable securities	229	385
Net cash (used in) provided by investing activities	(60)	355

Cash flows from financing activities:
Principal payments on long-term debt	(131)	(123)
Net cash used in financing activities	(131)	(123)

Net increase in cash and cash equivalents	607	1,129
Cash and cash equivalents as of beginning of the period	3,376	2,111
Cash and cash equivalents as of end of the period	$3,983	$3,240

Non-cash investing and financing activities:
Reclassification of realized gains from sale of marketable securities to net loss	$-	$(26)
Unrealized gain on marketable securities	-	18
Supplemental disclosures of cash flow information:
Cash paid for interest	$390	$397
Cash paid for income taxes	45	26

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

The accompanying unaudited condensed consolidated balance sheets, statements of comprehensive income (loss), and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The results of operations for the periods ended September 26, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.  The Company operates on a calendar year with the first three fiscal quarters ending on the last Friday of the calendar quarter.

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

Inventories, net

Inventories consisted of the following:
	September 26,	December 31,
	2014	2013

Raw materials	$5,871	$5,587
Work in process	1,001	234
Finished goods	276	223
Reserve for obsolete inventory	(3,085)	(3,019)
Inventories, net	$4,063	$3,025

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

Liquidity

The Company has experienced recurring annual losses since 2007. Furthermore, as of September 26, 2014, the unfunded obligation of the Company’s qualified defined benefit pension plan (“Pension Plan”), as measured for accounting purposes, amounted to $19,001, contributing to a total stockholders’ deficit of $13,861 as of September 26, 2014.  Aided by prior cost reduction efforts and improved 2013 sales volume, the Company reported annual net income for 2013 but incurred a net loss of $780 for the first three quarters of 2014. The Company does not believe it can sustain and improve annual profitability at sufficient levels to fund its existing Pension Plan obligation. In order to preserve the liquid resources required to operate the business, the Company stopped making cash payments due to the Pension Plan trust beginning in October 2012. The Company initiated an application process for the distress termination of the Pension Plan in accordance with provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”) which it believes will result in a settlement of its Pension Plan liabilities on terms that are feasible for the Company to continue in business as a going concern through 2014 and beyond. Because of the payments due to the Pension Trust, a lien in favor of the Pension Plan has arisen against the assets of the Company. On October 3, 2014, the lender for the Company’s Spitz Inc. (“Spitz”) subsidiary’s mortgage notes, a commercial bank, notified the Company that the liens placed on the Company assets by the Pension Plan constituted an event of default under the mortgage notes’ credit agreements. Citing cross default terms, the bank suspended borrowings on the Spitz $1,100 working capital line of credit. The bank has not elected to accelerate the payment of the loan balance or exercise any other remedies available upon an event of default. The bank expressed interest in a continuing credit relationship upon satisfactory settlement of the pension liabilities and agreed to forbear from exercising any further remedies until January 15, 2015. The mortgage balances totaled $2,408 as of September 26, 2014. The Company has not used the Spitz $1,100 working capital line of credit since 2011 and, if necessary, the Company believes that it will have sufficient funds to satisfy the Spitz mortgage note balances if the bank were to accelerate the maturity under its default remedy. However, the Company further believes that it will conclude a satisfactory settlement with the PBGC by January 15, 2015 or within a time frame acceptable to the bank. The Company continues to progress through the termination process toward a settlement; however, as of the date of this filing, the Company is uncertain of the timing or the ultimate outcome and it cannot provide assurance that its expectations set forth above will occur in a timely manner or at all.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	STOCK OPTION PLAN

As of September 26, 2014, options to purchase 1,439,913 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the nine months ended September 26, 2014 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of beginning of the period	1,235	$2.62
Granted	200	0.13
Exercised	-	-
Forfeited or expired	(101)	4.85
Outstanding as of end of the period	1,334	2.08

Exercisable as of the end of the period	993	2.76

As of September 26, 2014, options exercisable and options outstanding had a weighted average remaining contractual term of 3.7 and 5.0 years, respectively, and aggregate intrinsic value of $26 and $76, respectively.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted-average values of employee stock options granted under the stock option plan, as well as the weighted-average assumptions used in calculating these values during the first nine months of 2014, were based on estimates as of the date of grant as follows:

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

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 26, 2014, there was approximately $14 of share-based compensation cost related to grants under the stock option plan that will be recognized over a weighted-average period of 2.1 years.

Share-based compensation expense included in selling, general and administrative expense in the statements of comprehensive income (loss) for the nine-month periods ended September 26, 2014 and September 27, 2013 was $12 and $14, respectively.  Share-based compensation expense included in selling, general and administrative expense in the statements of comprehensive income (loss) for each of the three-month periods ended September 26, 2014 and September 27, 2013 was $4.

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

Employer Contributions

Through September 15, 2012, the Company’s funding policy was to contribute to the Pension Plan trust amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations. Beginning in October 2012, the Company discontinued this policy in order to preserve the necessary liquidity for its operations. As a result, a lien in favor of the PBGC has arisen against the assets of the Company to secure aggregate unpaid contributions which amount to $6,307, including interest, as of October 15, 2014. Independent actuarial valuations have determined that additional contributions of approximately $3,900 will become due through October 15, 2015. The Company’s legal counsel has advised that the PBGC usually does not take enforcement action under its lien rights while it is still considering the application for the distress termination which is consistent with the Company’s dialog with the PBGC through the application process. Based upon ongoing correspondence with the PBGC, the Company believes that the application process will likely result in a settlement of the Pension Plan liabilities on terms that will enable the Company to continue to operate as a going concern, although there can be no assurance as to the timing and ultimate outcome of such settlement discussions.

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

Components of Net Periodic Benefit Expense

	Pension Plan		Supplemental Executive Retirement Plan
For the three months ended:	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013

Service cost	$-	$-	$-	$-
Interest cost	569	398	55	41
Expected return on assets	(574)	(460)	-	-
Amortization of actuarial loss	101	177	12	17
Amortization of prior year service cost	-	-	(12)	(12)
Net periodic benefit expense	96	115	55	46
Other pension related expense	208	88	-	-
	$304	$203	$55	$46

	Pension Plan		Supplemental Executive Retirement Plan
For the nine months ended:	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013

Service cost	$-	$-	$-	$-
Interest cost	1,706	1,195	164	123
Expected return on assets	(1,724)	(1,381)	-	-
Amortization of actuarial loss	304	531	37	51
Amortization of prior year service cost	-	-	(36)	(36)
Net periodic benefit expense	286	345	165	138
Other pension related expense	326	135	-	-
	$612	$480	$165	$138

For the three-month periods ended September 26, 2014 and September 27, 2013, the Company reclassified $101 and $182, respectively, of actuarial loss from accumulated other comprehensive loss that was included in pension expense in the statements of comprehensive loss for the same periods.  For the nine-month periods ended September 26, 2014 and September 27, 2013, the Company reclassified $305 and $546, respectively, of actuarial loss from accumulated other comprehensive loss that was included in pension expense in the statements of comprehensive income (loss) for the same periods.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.           Debt

Mortgage Notes

On October 3, 2014, the lender for the Spitz mortgage notes, a commercial bank,  notified the Company that the liens placed on the Company assets by the Pension Plan were an event of default under the mortgage loan agreements. Pursuant to the notification, the Company and the bank entered into an agreement whereby the bank agreed to forbear from exercising any further remedies other than the suspension of advances under the working capital line of credit, until January 15, 2015 while the Company negotiates the settlement of its pension liabilities, subject to certain conditions agreed to by the Company. The conditions  the Company agreed to include continuing to make debt service payments under the mortgage loan agreements, the occurrence of no further adverse events in the condition of the Company, and the incorporation of the financial covenants of the line of credit agreement  between the bank and Spitz dated March 15, 2012 as additional covenants in the mortgage loan agreements effective immediately and continuing until the loans are paid in full. The Company believes that it will be able to comply with the additional covenants and, upon settlement of the pension liabilities, the pension plan liens will be replaced by consensual liens in favor of the PBGC which will be subordinate to the commercial bank’s lien under terms agreeable to the commercial bank. However, no assurance can be given that the Company will be able to comply with the additional covenants or that the pension plan liens will be replaced by consensual liens in favor of the PBGC.

Line of Credit

Because of cross default provisions, the October 3, 2014 notice of default of the mortgage note included notification by the commercial bank that it is no longer obligated to make advances under its line of credit agreement and that it elected to suspend future advances. The Company expects that upon settlement of the pension liabilities, it will be able to reach agreement with the commercial bank to permit new borrowings for future potential working capital requirements. However, no assurance can be given that the Company will be able to reach agreement with the commercial bank to permit new borrowings under the line of credit.  As of September 26, 2014, there were no borrowings outstanding under the credit agreement and there have been no borrowings outstanding since February 2011.

Sale/Leaseback Financing

On July 31, 2014, the Company provided notice to Wasatch Research Park I, LLC (“Wasatch”) to exercise its option to repurchase the buildings it occupies under agreements with Wasatch. The repurchase price, net of a credit due for a lease deposit, would have been $3,027. The repurchase transaction required completion by October 31, 2014. On November 4, 2014, the Company agreed to an extension of its current lease for a term of 5 years. As a condition of the extension the Company will no longer have a right to repurchase the buildings. Base annual rent for the extended 5-year term will be $549. Base annual rent prior to the lease extension was $509.

The extension of the lease for 5 years without a repurchase option is expected to result in recording the disposition of building assets and the extinguishment of both the sale-leaseback debt and the deferred rent obligation in the fourth quarter of 2014. The new lease obligation is expected to be accounted for as an operating lease commencing November 1, 2014.

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

All dollar amounts are in thousands.

Executive Summary

Sales volume and net income for the third quarter of 2014 was slightly lower than the comparable period of 2013. For the 9 month periods presented, sales and gross profit contributions improved in 2014; however the net loss was comparable due to higher operating expenses in 2014. The higher 2014 operating expenses were due largely to a credit from a settlement of a dispute which reduced expenses in the second quarter of 2013. Also, sales and marketing expenses in 2014 were higher due to a bi-annual tradeshow and the redirection of production and engineering resources to sales and marketing activities.  The third quarter compares favorably to the first two quarters of 2014. The improvement was attributable to the timing of work and deliveries on customer projects rather than a negative trend in the overall business. The sales backlog and prospects remain strong which supports an encouraging outlook for the remainder of 2014 and into 2015. Cash balances are expected to continue to be variable as result of the timing of progress payments on customer orders. We continue to believe that sales and overall results for 2014 will be comparable to 2013.

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

Results of Operations

Sales and Backlog

The following table summarizes our sales:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Sales	$7,656	$8,509	$20,040	$18,428

Sales for the third quarter of 2014 were slightly lower compared to the same period in 2013. Sales for the first nine months of 2014 were 9% higher than the same period in 2013 due to an increase in the volume of orders and deliveries of all of our products.  Revenue backlog was $19,857 as of September 26, 2014, compared to $17,165 as of December 31, 2013.  We expect sales for the remainder of 2014 to result in total annual sales comparable to 2013 based on delivery schedules from the improved revenue backlog as well as strong sales prospects.

Gross Profit

The following table summarizes our gross profit and the gross profit as a percentage of total sales:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Gross profit	$3,285	$3,528	$7,371	$6,570
Gross profit percentage	43%	41%	37%	36%

Gross profit percentages for the three- and nine-month periods ended September 26, 2014 were comparable to the same periods in 2013.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Selling, general and administrative	$1,637	$1,545	$5,211	$4,291
Research and development	537	529	1,608	1,873
Pension	359	249	777	618
Total operating expenses	$2,533	$2,323	$7,596	$6,782

General and administrative expenses were higher for the three- and nine-month periods ended September 26, 2014 compared to the same periods in 2013 due largely to a receipt in the second quarter of 2013 that was recorded as a credit for the recovery of legal fees pursuant to a settlement of a dispute with a subcontractor for a customer project.  Also, sales and marketing expenses were higher due to increased tradeshow activity and the redirection of resources from content software production to sales and marketing activities. Research and development costs for the nine month period ended September 26, 2014 were lower than the same period in 2013 primarily due to engineering resources being redirected from research and development activities to customer projects and selling expenses. Pension expense was higher for the three- and nine-month periods ended September 26, 2014 compared to the same periods in 2013 due to an increase in other pension related expense attributable to accounting for the distress termination process.

Other Expense, net

The following table summarizes our other expense:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Total other expense, net	$192	$185	$567	$540

For the three- and nine-month periods ended September 26, 2014, other expense, net, was comparable to the same periods in 2013.

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

Cash Flows

In the first nine months of 2014, $798 of cash provided by operating activities was attributable to a favorable change in working capital of $603, in addition to $195 provided by the net loss of $780 after the effect of $975 of non-cash expense items.

In the first nine months of 2013, $897 of cash provided by operating activities was attributable to a favorable change in working capital of $221, in addition to $676 provided by the net loss of $793, after the effect of $1,469 of non-cash items expense items.

The change in working capital in both periods presented was driven by improvement in progress payments from customer contracts, attributable to the timing of billings and an increase in customer orders.

Cash used by investing activities was $60 in the first nine months of 2014 compared to $355 of cash that was provided by investing activities for the same period of 2013, representing cash provided by the sale of marketable securities offset by purchases of property, plant and equipment of $289 and $30 in 2014 and 2013, respectively.

In the first nine months of 2014, financing activities used $131 of cash compared to $123 in 2013, for principal payments on mortgage notes.

Credit Facilities

The Company is a party to a credit agreement with a commercial bank to provide borrowings of up to $1,100 to fund working capital requirements.  Interest is charged on any amounts borrowed at the lender’s prime rate. On October 3, 2014, the commercial bank notified the Company that it is no longer obligated to make advances under the credit agreement and elected to suspend future advances because of events of default on loan covenants resulting from the liens placed on the Company’s assets by the Pension Plan. The Company expects that upon settlement of the pension liabilities, it will be able to comply with covenants as required by the commercial bank to permit new borrowings for potential working capital requirements. As of September 26, 2014, there were no borrowings outstanding under the credit agreement and there have been no borrowings outstanding since February 2011. The Company does not foresee the need for borrowings for the foreseeable future.

The Company has a finance arrangement which provided for the issuance of letters of credit and bank guarantees. Under the terms of the arrangement, we are required to maintain a balance in a specific bank account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure our obligations with the financial institution.  As of September 26, 2014, we had outstanding letters of credit totaling $731.  The cash collateral for these letters of credit was classified as restricted cash.

Mortgage Notes

As of September 26, 2014, our wholly owned Spitz subsidiary had obligations totaling $2,408 under its two mortgage notes payable to a commercial bank. On October 3, 2014, the commercial bank notified the Company that the liens placed on the Company’s assets by the Pension Plan constituted an event of default under the mortgage notes’ loan agreements. The commercial bank agreed to forbear from exercising any further remedies, other than suspension of advances under the working capital line of credit, until January 15, 2015 while the Company negotiates the settlement of its pension liabilities. The agreement to forbear from exercising any further remedies is subject to the Company continuing to make debt service payments under the mortgage note agreements, the occurrence of no further adverse events in the condition of the Company and the Company’s agreement to the incorporation of the financial covenants in the line of credit agreement as additional covenants in the mortgage loan agreements effective immediately and continuing until the loans are paid in full. The Company believes that it will be able to comply with the additional covenants and, upon settlement of the pension liabilities, the Pension Plan liens will be replaced by consensual liens in favor of the PBGC which will be subordinate to the commercial bank’s lien under terms agreeable to the commercial bank. If necessary, the Company believes that it will have sufficient funds to satisfy the Spitz mortgage note balances if the bank were to accelerate the maturity under its default remedy. However, the Company further believes that it will conclude a satisfactory settlement with the PBGC by January 15, 2015 or within an extended time frame acceptable to the bank. The Company continues to progress through the termination process toward a settlement; however, as of the date of this filing, the Company is uncertain of the timing or the ultimate outcome and it cannot provide assurance that its expectations set forth above will occur in a timely manner or at all.

Sale-Leaseback Financing

On July 31, 2014, the Company provided notice to Wasatch Research Park I, LLC (“Wasatch”) to exercise the Company’s option to repurchase the buildings it occupies under agreements with Wasatch. The repurchase price, net of a credit due for a lease deposit, would have been $3,027. The repurchase transaction required completion by October 31, 2014. On November 4, 2014, the Company agreed to an extension of its current lease for a term of 5 years. As a condition of the extension the Company will no longer have a right to repurchase the buildings. Base annual rent for the extended 5-year term will be is $548. Base annual rent prior to the lease extension was $509.

As of September 26, 2014, the principal balance on the debt obligation recorded from the sale-leaseback financing transaction was $3,004. The extension of the lease for 5 years without a repurchase option is expected to be recorded as a disposition of building assets along with the extinguishment of the sale-leaseback debt obligation and the deferred rent obligation.  The new lease obligation is expected to be recorded as an operating lease commencing November 1, 2014.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 26, 2014, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

Item 5.                 Other Information

On November 4, 2014, the Company entered into an agreement (“the Amendment”) to amend the Sublease Agreement dated November 13, 2009 with Wasatch Research Park I, LLC (“Wasatch”), under which the Company leases the land and buildings which serve as its principal executive, engineering, manufacturing and operations facilities in the University of Utah Research Park in Salt Lake City, Utah. The Amendment extends the term of the Sublease Agreement for 5 years expiring on October 31, 2019. Base annual rent for the 5 year extended term is $548,719, payable monthly. The annual rent prior to the Amendment was $509,142. The Company will pay, as additional rent, any increase in rent to be paid by Wasatch under the escalation provision of its land lease agreement with the University of Utah Research Park. The Company had previously exercised its option to purchase the buildings from Wasatch under the Repurchase Option Agreement dated November 13, 2009.  By agreeing to extend the term of the lease, the Company has elected not to complete the purchase of the buildings and it will retain no purchase option or rights to ownership of the buildings through the extended term of the lease.

Item 6.                 EXHIBITS

10.1	First Amendment to Sublease Agreement dated November 4, 2014, by and between Evans & Sutherland Computer Corporation and Wasatch Research Park I, LLC, filed herewith.
10.2	Line of Credit Agreement between Spitz, Inc. and Bryn Mawr Trust Company dated March 15, 2012
10.3	Loan Forbearance Agreement between Evans & Sutherland Computer Corporation, Spitz, Inc. and Bryn Mawr Trust Company dated October 3, 2014
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101
The following materials from this Quarterly Report on Form 10-Q for the periods ended September 26, 2014, are formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date: November 7, 2014	By:	/s/ Paul Dailey
Paul Dailey, Chief Financial Officer and Corporate Secretary (Authorized Officer) (Principal Financial and Accounting Officer)