Form 10-K
period 2014-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2015-03-12
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014
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

Title of Each Class
Common Stock, $0.20 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes  [x ] No

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  [  ] Yes    [x ] No

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant as of June 27, 2014 the last business day of the registrant’s most recently completed second fiscal quarter was $2,920,092 based on the closing sale price of $0.46 as reported by the Over-the-Counter Market. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13D and 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of March 5, 2015 was 11,089,199.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information from the Registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

EVANS & SUTHERLAND COMPUTER CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

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

General

Evans & Sutherland focuses on the production of high-quality advanced visual display systems used primarily in full-dome video projection applications, dome projection screens, dome architectural treatments, and unique content for planetariums, schools, science centers, other educational institutions, and entertainment venues.  With a 45-year history in computer graphics, we are widely regarded as both a pioneer and a leader in providing the world’s most compelling full-dome digital theater and planetarium systems as well as original full-dome shows.  With our subsidiary, Spitz, Inc. (“Spitz”), and its over 60-year history as a leading supplier of planetarium systems, dome projection screens and other dome displays, E&S supplies premier total system solutions for its digital theater markets as well as customized domes and other unique geometric structures in the architectural market.

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

Domed Structures

Our Spitz subsidiary is the world's leading producer of domed projection screens. At Spitz we design, manufacture, and install domed projection screens used in planetarium theaters and a variety of other applications such as ride simulators, special or large format film theaters, simulation training systems and architectural treatments. We have developed proprietary dome products such as our NanoSeam dome which we believe provides the smoothest, most uniform projection surface available. Our experience with dome projection screens enables us to advise on the architectural integration of domed projection screens and solve complex optical problems involving reflectivity and image distortion on compound curved surfaces. We believe that these skills are important to buyers of domed projection screens. The principal customers of our dome business are entities in the entertainment, educational and commercial and military simulation markets. Customers include major theme parks, casinos, world expositions, museums, schools, and military defense contractors. There is currently one known domestic competitor that manufactures domed projection screens. In addition, construction or metal fabrication contractors occasionally supply domed projection screens, particularly in foreign markets. The structures we design and supply for architectural treatments are sold as complements to our dome screen products or into the architectural market for a wide variety of interesting venues. Competition for our architectural treatment products usually comes from construction or metal fabrication contractors often with an alternative design idea.

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

Research and Development

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

Employees

As of December 31, 2014, Evans & Sutherland and its subsidiaries employed a total of 99 persons of which 97 were employed full time.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the executive officers of E&S as of December 31, 2014.

Name	Age	Position
David H. Bateman	72	President, Chief Executive Officer and Director
Paul L. Dailey	58	Chief Financial Officer and Corporate Secretary
Bob Morishita	64	Vice President Human Resources
Kirk D. Johnson	53	Vice President and General Manager of Digital Theater
Jonathan A. Shaw	58	President and Chief Executive Officer of Spitz, Inc.

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

ITEM 2.                 PROPERTIES

Our principal executive, engineering, manufacturing and operations facilities are located in the University of Utah Research Park in Salt Lake City, Utah, where we lease two buildings totaling approximately 68,000 square feet.

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

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Over-the-Counter Markets under the symbol “ESCC.”  On February 23, 2015, there were approximately 495 holders of record of our common stock.  Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We have never paid a cash dividend on our common stock and have used funds generated internally to operate our business.  Currently we have an accumulated deficit.  For the foreseeable future, we intend to follow our policy of retaining any future earnings to finance the development and growth of our business.

Additional information required by this item is incorporated by reference to the table captioned Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2014 in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of Part III of this annual report on Form 10-K.

The table below presents the high and low sales prices per share as reported by the Over-the-Counter Markets, by quarter for 2014 and 2013. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	2014		2013
	High	Low	High	Low
First Quarter	$0.29	$0.10	$0.13	$0.02
Second Quarter	0.61	0.21	0.12	0.05
Third Quarter	0.55	0.26	0.11	0.04
Fourth	0.45	0.24	0.14	0.05

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

Executive Summary

Sales and gross profit recorded for 2014 were lower than 2013 which is the primary reason for the net loss for 2014 as compared to net income in 2013. The reduced sales and gross profit were due to unexpected changes to customer schedules which delayed several installations.  We believe this is not the result of a downward trend in the business.  To the contrary, new sales bookings were extraordinarily strong leading to a 64% increase in the sales backlog to $28,173 as of December 31, 2014 compared with $17,165 as of December 31, 2013. Sales prospects remain very strong which supports an encouraging outlook for 2015 and 2016. We believe that sales for 2015 will exceed the sales recorded in 2014, which is expected to lead to improved operating results. Cash balances have also improved to $7,038 as of December 31, 2014 compared to $3,376 as of December 31, 2013. The increase in cash is attributable to progress payments received on customer orders which is being used to purchase required inventory for product deliveries. As a result, cash balances dropped to approximately $5,500 midway through the first quarter of 2015.

For the past several years we have employed various strategies for growth and costs reduction in an effort to reverse a long history of operating losses. While this effort has significantly reduced our recent operating losses and we recorded net income in 2013, we do not believe that the business, as currently capitalized, is capable of overcoming the enormous burden of our defined benefit pension plan (the “Pension Plan”).  The unfunded accounting liability for the benefits payable under the Pension Plan is measured at $35,111 as of December 31, 2014 a significant increase from $19,018 as of December 31, 2013. This increase is primarily attributable to the use of recently updated morality tables published by the Society of Actuaries. The new and more accurate mortality assumptions will ultimately increase the Pension Plan funding requirements which already significantly exceed the forecasted cash flow capacity of the business. The impact of this obligation is evident considering our total stockholders’ deficit of $30,703 and total assets of $25,456 as of December 31 2014. The $35,111 unfunded liability is for benefits which were earned for service of Company employees prior to when plan benefits were frozen in 2002 and during a period when the Company was much larger with as many as 1,400 employees. The Pension Plan is currently responsible for the retirement benefits of over 1,100 participants of whom only 24 are current employees. We believe we have exhausted all efforts to overcome this burden. Because we believe that the business has the potential for long-term profitability without the burden of the Pension Plan, we have applied for a distress termination of the Pension Plan under provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”) as described more fully in Note 6 of the financial statements. If the distress termination application is approved, the Pension Benefit Guaranty Corporation (“PBGC”) will take possession of the assets in the Pension Plan trust and pay future Pension Plan benefits while the Company would owe the PBGC a termination liability. While the termination liability would likely be greater than the $35,111 unfunded liability, the PBGC has authority to settle for less than full payment.

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

We intend to continue to aggressively pursue opportunities in the digital theater and other markets served by our products, as well as the development and improvement of new innovative products such as Digistar for planetarium theaters. We will continue to develop and improve our planetarium products targeted for smaller venues in education markets such as our SciDome product. We intend to also continue development and improvement of our dome products used by planetarium theaters and many other varied applications.  We also intend to continue the production of quality show content for planetarium theaters.  We believe that the ability to include the wide range of complementary products in the systems we sell, along with access to the legacy customer base of E&S and our subsidiary, Spitz, provides a unique competitive advantage.

We expect variable future sales and gross profits from our current product line at annual levels sufficient to cover or exceed operating expenses excluding the current expense of the Pension Plan.  We believe an improved financial position as a result of relief from the burden of the Pension Plan may present opportunities for better operating results through the availability of credit and stronger qualification for customer projects.

Results of Operations (All dollar amounts are in thousands unless otherwise indicated.)

Consolidated Sales and Backlog

The following table summarizes our consolidated sales for the years ended December 31:

	2014	2013
Sales	$26,466	$29,583

 Sales decreased 11% from 2013 to 2014 due to the timing of work to complete several significant customer contracts. There was a significant increase in the volume of orders in 2014.  As a result, our sales backlog was $28,173 as of December 31, 2014 compared with $17,165 as of December 31, 2013. We anticipate that approximately 80% of the 2014 backlog will be converted to sales in 2015 and that we will receive sufficient new orders to produce total sales in 2015 in excess of 2014.

Gross Profit

The following table summarizes our gross profit and the percentage to total sales during the years ended December 31:

	2014	2013
Gross profit	$9,477	$11,371
Gross profit percentage	36%	38%

Our gross profit percentage was slightly lower in 2014 when compared to 2013.  Gross profit included losses on inventory impairment of $197 and $349 for 2014 and 2013, respectively, for obsolete and excess quantities of inventory primarily related to the Evans & Sutherland Laser Projector. Otherwise, the lower gross margin percentage in 2014 was affected slightly by lower volume inefficiencies, but still within the range of normal variability.

Operating Expenses

The following table summarizes our operating expenses during the years ended December 31:

	2014	2013
Selling, general and administrative	$6,873	$6,024
Research and development	2,187	2,382
Pension	1,147	965
Total operating expenses	$10,207	$9,371

General and administrative expenses were higher in 2014 compared to 2013 due largely to a receipt in the second quarter of 2013 that was recorded as a credit for the recovery of legal fees pursuant to a settlement of a dispute with a subcontractor for a customer project.  Also, sales and marketing expenses were higher due to increased tradeshow activity and the redirection of resources from content software production to sales and marketing activities. Research and development expenses were slightly lower than 2013 due to redirecting resources from research and development activities to sales and marketing efforts.  Pension expense was higher in 2014 compared to 2013 due to an increase in other pension related expense attributable to accounting for the distress termination process.

Other Expense, net

The following table summarizes our other income and expense during the years ended December 31:

	2014	2013
Interest expense	$(629)	$(729)
Other income (expense)	77	(1)

Interest expense is attributable to real estate financing in the form of mortgage notes and an obligation under a financing lease. Interest expense was less than the prior year due to the extinguishment of the financing lease obligation as a result of the Company not exercising an option to purchase the subject real estate and entering into a new operating lease for that property. The net change in other income (expense) was primarily attributable to a decrease in bank fees in 2014 as compared to 2013 as well as lower realized currency losses.

Income Taxes

The income tax provision consisted of federal and state income taxes as follows for the years ended December 31:

	2014	2013
Income tax provision	$(23)	$(97)

The 2014 income tax provision was for state income taxes resulting from Spitz’ normal business activity in various jurisdictions.  For 2013, the income tax provision was for state income taxes resulting from Spitz’ normal business activity in various jurisdictions in addition to $30 for federal income tax.

Other Comprehensive Loss

The accumulated other comprehensive loss over the two years ended December 31, has changed as follows:

	2014	2013
Beginning balance	$(17,609)	$(27,664)
Decrease (increase) to minimum pension liability	(16,422)	9,334
Reclassification of pension expense to net income	406	728
Reclassification of realized gains from sale of marketable
securities to net income (loss)	-	(27)
Unrealized gain on marketable securities	-	20
Other comprehensive income (loss)	(16,016)	10,055
Ending balance	$(33,625)	$(17,609)

 The increase in accumulated other comprehensive loss in 2014 was due to an increase in the actuarial measurement of the pension obligation due primarily to new mortality information reflecting improved life expectancies. The Society of Actuaries recently released and the Company used the new tables in the measurement of the pension obligation.

Other factors affecting the actuarial measurement of the pension obligation include market interest rates used to discount the future payments of estimated benefits and the return on investments held in the pension trust. In 2013, increasing market interest rates raised the discount rate, which decreased the measurement of the pension liability and other comprehensive loss. Economic conditions such as market investment returns and interest rates will continue to influence the measurement of our pension liability and could significantly affect our accumulated other comprehensive loss. Also the outcome of the application for distressed termination of the Pension Plan could affect the future accumulated other comprehensive loss.

Liquidity and Capital Resources

Outlook

As discussed in the executive summary above, we have made significant progress in reducing our history of operating losses and we believe that we will settle our pension liabilities on terms that the business can fulfill. As a result, we believe existing liquidity resources and funds generated from forecasted revenue will meet our current and long-term obligations upon adjustment for the settlement of the pension liabilities. We continue to operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.

Cash Flows

	Years Ended December 31,
Net cash and cash equivalents provided by (used in):	2014	2013
Operating activities	$4,005	$1,127
Investing activities	(166)	305
Financing activities	(177)	(167)
Increase in cash and cash equivalents	$3,662	$1,265

Cash and cash equivalents increased $3,662 to $7,038 during 2014, as a result of cash provided by operating activities. Cash outlays for the Pension Plan, included in operating activities, totaled $150 and $191 in 2014 and 2013, respectively.

Operating Activities

The net cash provided by operating activities in 2014 was attributable to changes in working capital of $4,052 less $47 of cash used in the $1,305 net loss after the effect of $1,258 of non-cash charges.  The primary changes in working capital which provided cash were decreases in restricted cash, accounts receivable and costs and estimated earnings in billings on uncompleted contracts along with an increase in customer deposits. This reflects an aggregate increase in advance progress payments received on customer orders in 2014. We began using some of the cash provided from customers in 2014 to purchase materials for the projects which is reflected in an increase in inventories.

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

Investing Activities

Investing activities used $166 of cash during 2014 consisting of $229 of proceeds from the sale of marketable securities which was offset by $395 for purchases of property and equipment.

Investing activities provided $305 of cash during 2013 consisting of $503 of proceeds from the sale of marketable securities which was partially offset by $198 for purchases of property and equipment.

Financing Activities

Financing activities used $177 of cash during 2014 for principal payments on debt obligations.

Financing activities used $167 of cash during 2013 for principal payments on debt obligations.

Credit Facilities

The Company is a party to a Credit Agreement with a commercial bank which permits borrowings of up to $1,100 to fund Spitz working capital requirements.  Interest is charged on any amounts borrowed at the Wall Street Journal Prime Rate.   Borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The Credit Agreement and Mortgage Notes contain cross default provisions whereby the default of either agreement will result in the default of both agreements.  On October 3, 2014, the commercial bank notified the Company that it is no longer obligated to make advances under the Credit Agreement and elected to suspend future advances because of events of default on loan covenants resulting from the liens placed on the Company’s assets by the Pension Plan. Based on the progress of negotiations with the PBGC, the Company expects that upon settlement of the pension liabilities, it will be able to comply with covenants as required by the commercial bank to permit new borrowings for potential working capital requirements.  As of December 31, 2014 there was no amount outstanding under the Credit Agreement.

The ability to issue letters of credit and bank guarantees is an important tool to mitigate credit risk in our business. International sales are increasingly important to our business and in many countries, letters of credit and bank guarantees serve as performance guarantees for customer contracts. Also, domestic sales sometimes require performance guarantees in the form of surety bonds.  We have relationships with licensed surety companies to provide performance bonds subject to certain limitations and collateral which we must provide for security. Letters of credit and bank guarantees are issued to serve as collateral and to ensure our performance for these purposes. Cash deposits or deferral of customer payments for performance guarantees can often be used as an alternative to letters of credit.

The Company had finance arrangements which facilitate the issuance of letters of credit through its commercial bank relationships. Recently, the banks which issue the letters of credit under these arrangements notified the Company that they will not issue any new letters of credit because of the liens placed on the Company’s assets by the Pension Plan. Based on the progress of negotiations with the PBGC the Company expects that upon settlement of the pension liabilities the issuance of letters of credit will resume through its commercial banking relationships. In the meantime, the Company is using cash deposits and deferred customer payment terms to satisfy performance obligations that arise on new customer projects. Under the terms of the financing arrangements for previously issued letters of credit, we are required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit or bank guarantees issued, plus other amounts necessary to adequately secure our obligations with the financial institution. As of December 31, 2014, we had outstanding letters of credit and bank guarantees of $711 all of which are scheduled to expire in 2015.

Mortgage Notes

Debt obligations include a first mortgage note payable to a commercial bank which represents the balance on a $3,200 note (“First Mortgage Note”) issued on January 14, 2004 by Spitz. The First Mortgage Note requires repayment in monthly installments of principal and interest over 20 years.  On each third anniversary of the First Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”).  The monthly installment is recalculated in the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original 20-year term.  On January 15, 2015, the 3YCMT was 0.75% and the interest rate on the First Mortgage Note remained at 5.75% per annum.  The monthly installment amount remained unchanged at $23.

Debt obligations also include a second mortgage note payable to a commercial bank which represents the balance on a $500 note (“Second Mortgage Note”) issued on September 11, 2008 by Spitz.

The Second Mortgage Note requires repayment in monthly installments of principal and interest over 20 years.  On each 5-year anniversary, the interest rate is adjusted to the greater of 5.75% or 3% over 3YCMT.  The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original 20-year term. On September 11, 2013, the fifth anniversary of the Second Mortgage Note, the 3YCMT was 0.88%. As a result, interest continues at 5.75% until possible adjustment on the next 5-year anniversary. The monthly installment also remains unchanged at $4.

The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreement.  The real property had a carrying value of $4,425 as of December 31, 2014. The Mortgage Notes are guaranteed by E&S.

On October 3, 2014, the commercial bank notified the Company that the liens placed on the Company’s assets by the Pension Plan constituted an event of default under the Mortgage Notes’ loan agreements. The commercial bank has agreed to forbear from exercising any further remedies, other than suspension of advances under the Credit Agreement, until March 31, 2015 while the Company negotiates the settlement of its pension liabilities. The agreement to forbear from exercising any further remedies is subject to the Company continuing to make debt service payments under the mortgage note agreements, the occurrence of no further adverse events in the condition of the Company and the Company’s agreement to the incorporation of the financial covenants in the Credit Agreement as additional covenants in the Mortgage Note agreements effective immediately and continuing until the loans are paid in full. One of the covenants requires, Spitz to maintain tangible net worth of at least $6,000 measured upon issuance of quarterly and annual financial statements. As of the end of the second and third quarter of 2014, Spitz tangible net worth was measured at $5,914 and $5,801, respectively. The commercial bank has granted a waiver of the event of default for the failure of Spitz to maintain tangible net worth of at least $6,000 as of the end of the second and third quarter of 2014.  The measurement of Spitz tangible net worth as of December 31, 2014 will not be completed until the issuance of separate Spitz 2014 annual financial statements after the filing of this annual report on Form 10-K. The Company expects that the Spitz tangible net worth as of December 31, 2014 will measure at approximately $5,700. The commercial bank has advised the Company that it is agreeable to granting a waiver for the failure of Spitz to maintain tangible net worth of at least $6,000 as of the end of December 31, 2014. In the future, the Company believes that it will be able to comply with the additional covenants based on forecasts and management of intercompany accounts payable and receivable. If the Company is able to settle its pension liabilities, the Pension Plan liens are expected to be replaced by consensual liens in favor of the PBGC which will be subordinate to the commercial bank’s lien under terms agreeable to the commercial bank. If necessary, the Company believes that it will have sufficient funds to satisfy the Mortgage Note balances, which total $2,362 as of December 31, 2014,  if the bank were to accelerate the maturity under its default remedy. However, the Company further believes that it will conclude a satisfactory settlement with the PBGC by March 31, 2015 or within an extended time frame acceptable to the bank. The Company continues to progress through the termination process toward a settlement; however, as of the date of this filing, the Company is uncertain of the timing or the ultimate outcome and it cannot provide assurance that its expectations set forth above will occur in a timely manner or at all.

Sale-Leaseback Financing

In November 2009, the Company completed a purchase agreement with a buyer, Wasatch Research Park I, LLC (“Wasatch”), to sell its corporate office buildings and its interest in the lease for the land occupied by the buildings in Utah for $2,500.  Under the agreement, E&S transferred legal title of the buildings including improvements and assigned the related land lease to Wasatch. E&S also entered into a sublease agreement to lease back the land and building for rent of $501 per year, of which $126 represents the land lease and $375 represents the building lease.   The sublease agreement had a term of 5 years with an option for two subsequent 5-year renewal periods.  The agreement provided the Company with a 5-year option to repurchase all of the buildings under lease or only one of the buildings known as the Substation along with the lease interest in the land. In 2011, Rocky Mountain Power (“RMP”), a public utility company, obtained a decree of condemnation of the Substation so that RMP may repurpose the Substation for public use. As such, the Company no longer had the option to buy the Substation.

The arrangement was accounted for as a financing and no sale was recorded because the Company had the right to repurchase the property.  Therefore, the assets representing the building and improvements remained in property and equipment and the Company recorded the net proceeds of the sale as long-term debt.

The $126 portion of the sublease payment attributable to the land lease was equivalent to the payment under the assigned land lease and therefore was subject to the same rent escalations the Company was bound to before the assignment. The land lease portion of the sublease payment was recorded as rent expense consistent with the treatment of the prior land lease payment before the assignment of the lease. The $375 portion of the sublease agreement attributable to the building lease was accounted for as debt service under the financing transaction.  The net proceeds of the financing amounted to $2,329 consisting of the $2,500 sales price less a security deposit of $125, prorated building rent of $15 and the first monthly payment of $31. E&S recorded interest expense at a rate of approximately 20% imputed from the estimated cash flows assuming it would exercise the option to repurchase the property at the end of the 5-year term.

The repurchase transaction was required to have been completed by October 31, 2014. On November 4, 2014, the Company agreed to an extension of its current lease for a term of 5 years. As a condition of the extension the Company will no longer have a right to repurchase the buildings. Base annual rent for the extended 5-year term is $548. Base annual rent prior to the lease extension was $509.

The extension of the lease for 5 years without a repurchase option was recorded as a disposition of building assets along with the extinguishment of lease debt obligation in the amount of $3,152 and the deferred rent obligation on the land lease of $1,525. The book value of the disposed building amounted to $2,532. As a result, the gain on the disposal of the building assets was $620. The new lease obligation is recorded as an operating lease for a term of five years commencing November 1, 2014. Accounting for a sale leaseback transaction was applied and as a result the $620 gain on the disposition of the building assets was deferred and will be amortized over the five-year term of the new operating lease. Likewise, the $1,525 gain from the extinguishment of the deferred rent credit is being amortized over the five-year term of the new operating lease.

Other

In 2015, we expect capital expenditures similar to 2014.  There were no material capital expenditure commitments as of December 31, 2014, nor do we anticipate any over the next several years.

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of February 28, 2015, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during 2014 or 2013.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

We also maintain trade credit arrangements with certain suppliers.  The unavailability of a significant portion of, or the loss of, these trade credit arrangements from suppliers would have a material adverse effect on our financial condition and operations.

As of December 31, 2014, our total indebtedness was $2,362 on the mortgage notes.  Our cash, restricted cash and marketable securities, subject to various restrictions set forth in this annual report on Form 10-K, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

Effects of Inflation

The effects of inflation were not considered material for the years 2014 and 2013, and are not expected to be material for the year 2015.

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

Inventories

Inventories include materials at standard costs, which approximate actual costs, and inventoried costs on programs, including material, labor, subcontracting costs, as well as an allocation of indirect costs.  We periodically review inventories for excess supply, obsolescence, and valuations above estimated realizable amounts, and then provide a reserve we consider sufficient to reduce inventories to net realizable values.  Reserve adequacy is based on estimates of future sales, product pricing, and requirements to complete projects.  Revisions of these estimates would result in adjustments to our operating results.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ("FASB") Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 provides for a single, principles-based model for revenue recognition that replaces existing revenue recognition guidance. ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company has not yet selected a transition method and is in the process of evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the entity’s ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016. The Company is currently assessing the impact, if any, of implementing this guidance.

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

•	Our belief that our existing sources of liquidity, including marketable securities, will provide sufficient liquidity to meet our obligations through 2015 and beyond.

•
Our belief that our ability to include the wide range of complementary products offered by E&S and Spitz in the systems we sell, along with access to the legacy customer base of E&S and Spitz, provides a unique competitive advantage.

•	Our belief that the business, as currently capitalized, is not capable of overcoming the burden of the Pension Plan.

•	Our belief that we have exhausted all efforts to overcome the burden of the Pension Plan.

•	Our belief that we will settle the Pension Plan liabilities on terms that will enable the Company to continue to operate as a going concern.

•	Our expectations for variable future sales and gross profits from our current product line at annual levels sufficient to cover or exceed operating expenses excluding the expense of the Pension Plan.

~~•~~
Our belief that an improved financial position as a result of relief from the burden of the Pension Plan may present opportunities for better results through the availability of credit and stronger qualification for customer projects.

•	Our belief that any potential shortfalls in our forecasted revenue would be within a range whereby we could reduce variable costs in order to meet our 2015 obligations.

•	Our belief that the business has the potential for long-term profitability without the burden of the Pension Plan.

•	Our belief that capital expenditures during 2015 will be similar to the capital expenditures incurred during 2014.

•	Our belief that the effects of inflation will not be material for 2015.

•	Our belief that approximately 80% of our backlog will be converted to sales in 2015.

•	Our belief that our 2015 orders will continue at a level sufficient to recognize sales in 2015 higher than 2014.

•	Our belief that the Company can demonstrate to the PBGC that it qualifies for a distress termination of the Pension Plan under the criteria of ERISA.

•	Our belief that the PBGC will agree to a settlement of the Pension Plan liabilities on terms that will enable the Company to continue to operate as a going concern.

•
Our belief that the commercial bank will continue to forbear on the enforcement of the Mortgage Note Agreements and waive future covenant defaults while we continue to negotiate the settlement if our pension liabilities.

 Our belief that upon settlement of our pension liabilities we will have agreements with commercial banks to continue credit facilities under terms that will provide adequate credit to operate the business.   Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Our actual results could differ materially from these forward-looking statements.  Important factors to consider in evaluating such forward-looking statements include risks of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, and product delays.  In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this annual report will, in fact, occur.

 ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$7,038	$3,376
Restricted cash	711	1,020
Marketable securities	-	229
Accounts receivable, net	4,586	5,552
Costs and estimated earnings in excess of billings on
uncompleted contracts	1,699	2,391
Inventories, net	4,163	3,025
Prepaid expenses and deposits	635	568
Total current assets	18,832	16,161
Property and equipment, net	4,803	7,405
Goodwill	635	635
Intangible assets, net	68	115
Other assets	1,118	1,386
Total assets	$25,456	$25,702

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$710	$1,433
Accrued liabilities	1,142	1,183
Billings in excess of costs and estimated earnings on
uncompleted contracts	5,176	3,358
Customer deposits	4,081	2,157
Current portion of retirement obligations	535	531
Current portion of long-term debt	2,362	2,995
Total current liabilities	14,006	11,657
Pension and retirement obligations, net of current portion	40,076	23,567
Long-term debt, net of current portion	-	2,362
Deferred rent obligation	2,077	1,514
Total liabilities	56,159	39,100
Commitments and contingencies (Notes 5, 6, 7 and 9)
Stockholders’ deficit:
Preferred stock, no par value: 10,000,000 shares authorized;
no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized;
11,441,666 shares issued	2,288	2,288
Additional paid-in-capital	54,500	54,484
Common stock in treasury, at cost, 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(49,157)	(47,852)
Accumulated other comprehensive loss	(33,625)	(17,609)
Total stockholders’ deficit	(30,703)	(13,398)
Total liabilities and stockholders’ deficit	$25,456	$25,702
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Years Ended December 31,
	2014	2013

Sales	$26,466	$29,583
Cost of sales	16,989	18,212
Gross profit	9,477	11,371
Operating expenses:
Selling, general and administrative	6,873	6,024
Research and development	2,187	2,382
Pension	1,147	965
Total operating expenses	10,207	9,371

Operating income (loss)	(730)	2,000
Interest expense	(629)	(729)
Other income (expense), net	77	(1)
Income (loss) before income tax provision	(1,282)	1,270
Income tax provision	(23)	(97)
Net income (loss)	$(1,305)	$1,173

Net income (loss) per common share – basic and diluted	$(0.12)	$0.11

Weighted average common shares outstanding – basic	11,089	11,089
Weighted average common shares outstanding – diluted	11,089	11,128

Comprehensive income (loss), net of tax
Net income (loss)	$(1,305)	$1,173
Other comprehensive income (loss):
Reclassification of realized gains from sale of marketable
securities to net income (loss)	-	(27)
Unrealized gain on marketable securities	-	20
Reclassification of pension expense to net income (loss)	406	728
Decrease (increase) to minimum pension liability	(16,422)	9,334
Other comprehensive income (loss)	(16,016)	10,055
Total comprehensive income (loss)	$(17,321)	$11,228

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total

Balance, January 1, 2013	11,442	$2,288	$54,466	$(4,709)	$(49,025)	$(27,664)	$(24,644)
Net income	-	-	-	-	1,173	-	1,173
Other comprehensive income	-	-	-	-	-	10,055	10,055
Stock-based compensation	-	-	18	-	-	-	18
Balance, December 31, 2013	11,442	2,288	54,484	(4,709)	(47,852)	(17,609)	(13,398)
Net loss	-	-	-	-	(1,305)	-	(1,305)
Other comprehensive loss	-	-	-	-	-	(16,016)	(16,016)
Stock-based compensation	-	-	16	-	-	-	16
Balance, December 31, 2014	11,442	$2,288	$54,500	$(4,709)	$(49,157)	$(33,625)	$(30,703)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$(1,305)	$1,173
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	465	581
Amortization of deferred pension costs	406	728
Provision for excess and obsolete inventory	197	349
Other	190	313
Changes in assets and liabilities:
Decrease (increase) in restricted cash	309	(315)
Decrease (increase) in accounts receivable	979	(1,692)
Increase in inventories	(1,335)	(249)
Decrease in costs and estimated earnings in excess of
billings on uncompleted contracts, net	2,510	910
Decrease in prepaid expenses and other assets	326	659
Increase (decrease) in accounts payable	(723)	236
Decrease in accrued liabilities	(29)	(88)
Increase (decrease) in accrued pension and retirement liabilities	91	(455)
Increase (decrease) in customer deposits	1,924	(1,023)
Net cash provided by operating activities	4,005	1,127

Cash flows from investing activities:
Purchases of property and equipment	(395)	(198)
Proceeds from sale of marketable securities	229	503
Net cash provided by (used in) investing activities	(166)	305

Cash flows from financing activities:
Principal payments on long-term debt	(177)	(167)
Net cash used in financing activities	(177)	(167)

Net increase in cash and cash equivalents	3,662	1,265
Cash and cash equivalents as of beginning of the year	3,376	2,111
Cash and cash equivalents as of end of the year	$7,038	$3,376

Supplemental disclosures of non-cash investing and financing activities
Increase in minimum pension liability	$16,422	$9,334
Disposal of building and accrued lease obligations	9,378	-
Reclassification of realized gains from sale of marketable
securities to net income	-	(27)
Unrealized gain on marketable securities	-	20

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$425	$539
Income taxes	22	9

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates that require management’s most difficult and subjective judgments include revenue recognition based on the percentage-of-completion method, inventory reserves, allowance for doubtful accounts receivable, allowance for deferred income tax assets, impairment of long-lived assets, pension and retirement obligations and useful lives of depreciable assets.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three or fewer months to be cash equivalents.  The Company maintains cash balances in bank accounts that, at times, exceed federally insured limits.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant risk with respect to cash.  As of December 31, 2014, cash deposits per bank statements, including restricted cash, exceeded the federally insured limits by approximately $7,848.

Restricted Cash

Restricted cash guarantees issued letters of credit that mature or expire within one year is reported as a current asset.  Restricted cash that guarantees issued letters of credit that mature or expire in more than one year are reported as a long-term other asset.  There was $0 and $90 of restricted cash included in other assets as of December 31, 2014 and 2013, respectively.

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

Trade Accounts Receivable

In the normal course of business, E&S provides unsecured credit terms to its customers.  Accordingly, the Company maintains an allowance for doubtful accounts for possible losses on uncollectible accounts receivable.  The Company routinely analyzes accounts receivable and costs and estimated earnings in excess of billings, and considers history, customer creditworthiness, facts and circumstances specific to outstanding balances, current economic trends, and changes in payment terms when evaluating the adequacy of the allowance for doubtful

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounts receivable.  Changes in these factors could result in material differences to bad debt expense.  Past due balances are determined based on contractual terms and are reviewed individually for collectability. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when management determines the probability of collection is remote.

The table below represents changes in E&S’s allowance for doubtful accounts receivable for the years ended December 31:

	2014	2013
Beginning balance	$277	$324
Write-off of accounts receivable	(47)	(159)
Increase (reduction) in estimated losses on accounts receivable	(13)	112
Ending balance	$217	$277

Inventories

Inventories include materials at standard costs, which approximate actual costs, as well as inventoried costs on programs and long-term contracts.  Inventoried costs include material, direct engineering and production costs, and applicable overhead, not in excess of estimated realizable value.  Spare parts and general stock materials are stated at cost not in excess of realizable value.  E&S periodically reviews inventories for excess supply, obsolescence, and valuations above estimated realizable amounts, and provides a reserve sufficient to reduce inventories to net realizable values.  Revisions of these estimates could impact net income (loss).

During the years ended December 31, 2014 and 2013, E&S recognized losses on inventory impairment of $197 and $349 for obsolete and excess quantities of inventory, primarily related to the Evans & Sutherland Laser Projector.

Inventories as of December 31, were as follows:

	2014	2013
Raw materials	$5,468	$5,587
Work-in-process	1,678	234
Finished goods	233	223
Reserve for obsolete inventory	(3,216)	(3,019)
Total inventories, net	$4,163	$3,025

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $418 and $528 for the years ended December 31, 2014 and 2013, respectively.  The cost and estimated useful lives of property and equipment and the total accumulated depreciation and amortization were as follows as of December 31:

	Estimated
	useful lives	2014	2013
Land	n/a	$2,250	$2,250
Buildings and improvements	5 - 40 years	3,028	9,712
Manufacturing machinery and equipment	3 - 8 years	5,183	5,382
Office furniture and equipment	3 - 8 years	779	779
Total		11,240	18,123
Less accumulated depreciation and amortization		(6,437)	(10,718)
Net property and equipment		$4,803	$7,405

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

Intangible Assets

E&S amortizes the cost of intangible assets over their estimated useful lives. Amortizable intangible assets are reviewed at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization.  Amortization expense was $47 and $53 for the years ended December 31, 2014 and 2013, respectively.

Software Development Costs

Software development costs, if material, are capitalized from the date technological feasibility is achieved until the product is available for general release to customers.  Such costs were not material during the years presented.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the carrying values of the assets may not be fully recoverable. When this occurs, the Company reviews the values assigned to long-lived assets by analyzing the anticipated, undiscounted cash flows they generate.  When the expected future undiscounted cash flows from these assets do not exceed their carrying values, the Company estimates the fair values of such assets. Impairment is recognized to the extent the carrying values of the assets exceed their estimated fair values.  Assets held for sale are reported at the lower of their carrying values or fair values less costs to sell.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below represents changes in E&S’s warranty reserve for the years ended December 31:

	2014	2013
Beginning balance	$150	$145
Additions to warranty reserve	98	111
Warranty costs	(123)	(106)
Ending balance	$125	$150

Revenue Recognition

Sales include revenues from system hardware, software, database products and service contracts.  The following table provides information on revenues by recognition method applied during the years:

	2014	2013
Percentage of completion	$14,085	$14,831
Completed contract	10,670	13,102
Other	1,711	1,650
Total sales	$26,466	$29,583

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

Other Comprehensive Loss

On a net basis for 2014 and 2013, there were deferred income tax assets resulting from items reflected in comprehensive loss.  However, E&S has determined that it is more likely than not that it will not realize such net deferred income tax assets and has therefore established a valuation allowance against the full amount of the net deferred income tax assets.  Accordingly, the net income tax effect of the items included in other comprehensive income (loss) is zero.  Therefore, the Company has included no income tax expense or benefit in relation to items reflected in other comprehensive income (loss).

The components of accumulated other comprehensive loss were as follows as of December 31:

	2014	2013
Additional minimum pension liability	$(33,625)	$(17,608)
Net unrealized holding losses on marketable securities	-	(1)
Total accumulated other comprehensive loss	$(33,625)	$(17,609)

Leases

The Company recognizes scheduled rent increases on a straight-line basis over the lease term, which may include optional lease renewal terms. Deferred rent income and expense are recognized to reflect the difference between the rent paid or received in the current period and the calculated straight-line amount.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 provides for a single, principles-based model for revenue recognition that replaces existing revenue recognition guidance. ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company has not yet selected a transition method and is in the process of evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the entity’s ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016. The Company is currently assessing the impact, if any, of implementing this guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

The Company has experienced recurring annual losses since 2007 except for 2013. Furthermore, as of December 31, 2014, the unfunded obligation of the Company’s qualified defined benefit pension plan (“Pension Plan”), as measured for accounting purposes, amounted to $35,111, contributing to a total stockholders’ deficit of $30,703 as of December 31, 2014.  Aided by prior cost reduction efforts and improved 2013 sales volume, the Company reported annual net income for 2013 but incurred a net loss of $1,305 for 2014. The Company does not believe it can sustain and improve annual profitability at sufficient levels to fund its existing Pension Plan obligation. In order to preserve the liquid resources required to operate the business, the Company stopped making cash payments due to the Pension Plan trust beginning in October 2012. The Company initiated an application process for the distress termination of the Pension Plan in accordance with provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”) which it believes will result in a settlement of its Pension Plan liabilities on terms that are feasible for the Company to continue in business as a going concern through 2015 and beyond. Because of the payments due to the Pension Trust, a lien in favor of the Pension Plan has arisen against the assets of the Company. On October 3, 2014, the lender for the Company’s Spitz Inc. (“Spitz”) subsidiary’s mortgage notes, a commercial bank, notified the Company that the liens placed on the Company assets by the Pension Plan constituted an event of default under the mortgage notes’ credit agreements.  Citing cross default terms, the bank suspended borrowings on the Spitz $1,100 working capital line of credit. The bank has not elected to accelerate the payment of the mortgage loan balance or exercise any other remedies available upon an event of default. The bank expressed interest in a continuing credit relationship upon satisfactory settlement of the pension liabilities and agreed to forbear from exercising any further remedies until March 31, 2015. The mortgage balances totaled $2,362 as of December 31, 2014. The Company has not used the Spitz $1,100 working capital line of credit since 2011 and, if necessary, the Company believes that it will have sufficient funds to satisfy the Spitz mortgage note balances if the bank were to accelerate the maturity under its default remedy. However, the Company further believes that it will conclude a satisfactory settlement with the PBGC within a time frame acceptable to the bank. The Company continues to progress through the termination process toward a settlement; however, as of the date of this filing, the Company is uncertain of the timing or the ultimate outcome and it cannot provide assurance that its expectations set forth above will occur in a timely manner or at all.

Note 2 – Marketable Securities

The Company has classified its marketable securities as available for sale.  Realized gains on marketable securities totaled $1 and $27 for the years ended December 31, 2014 and 2013, respectively. The securities were sold during the year ended December 31, 2014.  The following table summarizes the Company’s marketable securities’ adjusted cost, gross unrealized gains (losses) and fair value as of December 31, 2013:

	December 31, 2013
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mutual funds - debt securities	$184	$-	$(1)	$183
Money market mutual funds	46	-	-	46
Total	$230	$-	$(1)	$229

The Company considers the declines in market value of its marketable securities to be temporary in nature.  The investments consist of mutual funds selected according to an asset allocation policy of capital preservation.   When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell the investment before recovery of the investment’s amortized cost basis. During the years ended December 31, 2014 and 2013, the Company did not recognize any other-than-temporary impairment charges on outstanding securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Marketable securities are classified within Level 1 because the underlying investments have readily available quoted market prices.

Marketable securities measured at fair value on a recurring basis are summarized below:

Description	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Mutual funds - debt securities	$183	$183	$-	$-
Money market mutual funds	46	46	-	-
Total	$229	$229	$-	$-

Note 3 – Definite-Lived Intangible Assets and Goodwill

Definite-lived intangible assets consisted of the following as of December 31, 2014 and 2013:

		December 31,
		2014		2013
	Weighted Avg. Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Class
Maintenance and legacy customers	10	$350	$(308)	$350	$(281)
Planetarium shows	10	280	(254)	280	(234)
Total	10	$630	$(562)	$630	$(515)

Amortization expense for the years ended December 31, 2014 and 2013 was $47 and $53, respectively.

Maintenance and legacy customers and planetarium shows represent the value of definite-lived intangibles that were identified in the acquisition of Spitz in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization expense is as follows as of December 31, 2014:

	Years Ending December 31,
Class	2015	2016
Maintenance and legacy customers	$27	$15
Planetarium shows	14	12
Total	$41	$27

Goodwill of $635 resulted from the acquisition of the Company’s wholly owned subsidiary, Spitz, and was measured as the excess of the $2,884 purchase consideration paid over the fair value of the net assets acquired. The Company has made its annual assessment of impairment of goodwill and has concluded that goodwill is not impaired as of December 31, 2014.

Note 4 - Costs and Estimated Earnings on Uncompleted Contracts

Comparative information with respect to uncompleted contracts as of December 31:

	2014	2013
Total accumulated costs and estimated earnings on uncompleted contracts	$48,295	$28,402
Less total billings on uncompleted contracts	(51,772)	(29,369)
	$(3,477)	$(967)

The above amounts are reported in the consolidated balance sheets as of December 31 as follows:
	2014	2013
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,699	$2,391
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,176)	(3,358)
	$(3,477)	$(967)

Note 5 – Leases and gain on disposal of building assets

The Company occupies real property and uses certain equipment under lease arrangements that are accounted for as operating leases.  The Company’s real property leases contain escalation clauses.  Rental expense for all operating leases for 2014 and 2013 was $230 and $161, respectively.

On November 4, 2014, the Company agreed to an extension of its real estate lease for its corporate office buildings for a term of 5 years. The previous lease term included a repurchase option and was recorded as a financing obligation (see Note 7). Under the lease extension, the repurchase option expired and the extended lease term is recorded as an operating lease. Base annual rent for the extended 5-year term will be is $548.

The extension of the lease for 5 years without a repurchase option was recorded as a disposal of building assets with a book value of $2,532. The extinguishment of the lease obligation recorded as debt in the amount of $3,152 represented consideration received for the disposal. The disposal of the building assets and extinguishment of the lease financing obligation resulted in a gain on the disposal of the building assets in the amount of $620. Accounting for a sale leaseback transaction was applied and, as a result, the $620 gain on the disposal of the building assets was deferred and will be recognized ratably over the five-year term of the new operating lease. The amount of the gain on the building asset disposal recognized in 2014 was $21.

There was also a deferred rent credit of $1,526 which was extinguished as a result of the new operating lease. The deferred rent credit represented previously recorded but unpaid rent expense for the prior long-term land lease in accordance with straight-line lease accounting. Because, under the new 5-year operating lease, the Company will no longer be obligated or expected to pay the unpaid rent expense reflected in the deferred rent credit, the $1,526 balance is extinguished and represents additional gain as a result of the new lease extension.  The $1,526 gain from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the extinguishment of the deferred rent credit will be recognized ratably over the five-year term of the new operating lease. The amount of the gain from the extinguishment of the deferred rent credit recognized in 2014 was $51.

Future minimum rent expense payments under the new operating lease and the remaining deferred gain from the disposal of the building assets and deferred rent credit to be recognized are as follows:

Years Ending December 31,	Rent Expense	Gain on Building	Deferred Rent Credit
2015	$549	$(124)	$(305)
2016	549	(124)	(305)
2017	549	(124)	(305)
2018	565	(124)	(305)
2019	475	(106)	(255)
Total	$2,687	$(602)	$(1,475)

There are no other lease obligations that have initial or remaining non-cancelable lease terms in excess of one year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

401(k) Deferred Savings Plan

The Company has a deferred savings plan that qualifies under Section 401(k) of the Internal Revenue Code.  The 401(k) plan covers all employees of the Company who have at least one year of service and who are age 18 or older.  Matching contributions are made on employee contributions after the employee has achieved one year of service.  Extra matching contributions can be made based on profitability and other financial and operational considerations.  No extra matching contributions have been made to date.  Contributions to the 401(k) plan for 2014 and 2013 were $197 and $175, respectively.

Obligations and Funded Status for Pension Plan and SERP

E&S uses a December 31 measurement date for both the Pension Plan and the SERP.

Information concerning the obligations, plan assets and funded status of employee retirement defined benefit plans are provided below:

	Pension Plan		SERP
	2014	2013	2014	2013
Changes in benefit obligation
Projected benefit obligation as of beginning of the year	$48,091	$53,075	$4,846	$5,571
Service cost	-	-	-	-
Interest cost	2,275	1,591	218	164
Actuarial (gain) loss	14,942	(6,000)	308	(389)
Benefits paid	(477)	(575)	(501)	(500)
Settlement payments	-	-	-	-
Projected benefit obligation as of end of the year	$64,831	$48,091	$4,871	$4,846

	Pension Plan		SERP
Changes in plan assets	2014	2013	2014	2013
Fair value of plan assets as of beginning of the year	$29,073	$24,760	$-	$-
Actual return on plan assets	1,125	4,785	-	-
Contributions	-	103	501	500
Benefits paid	(477)	(575)	(501)	(500)
Settlements payments	-	-	-	-
Fair value of plan assets as of end of the year	$29,721	$29,073	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plan		SERP
	2014	2013	2014	2013
Net Amount Recognized
Unfunded status	$(35,111)	$(19,018)	$(4,871)	$(4,846)
Accrued PBGC insurance premiums	(629)	(234)	-	-
Unrecognized net actuarial loss	31,971	16,261	1,713	1,455
Unrecognized prior service cost	-	-	(59)	(107)
Net amount recognized	$(3,769)	$(2,991)	$(3,217)	$(3,498)

Amounts recognized in the consolidated balance sheets consisted of:

	Pension Plan		SERP
	2014	2013	2014	2013
Accrued liability	$(35,111)	$(19,018)	$(4,871)	$(4,846)
Accrued PBGC insurance premiums	(629)	(234)	-	-
Accumulated other comprehensive loss	31,971	16,261	1,654	1,348
Net amount recognized	$(3,769)	$(2,991)	$(3,217)	$(3,498)

Components of net periodic benefit cost:

	Pension Plan		SERP
	2014	2013	2014	2013
Service cost	$-	$-	$-	$-
Interest cost	2,275	1,591	218	164
Expected return on assets	(2,298)	(1,841)	-	-
Amortization of actuarial loss	406	709	50	68
Amortization of prior year service cost	-	-	(49)	(48)
Settlement charge	-	-	-	-
Net periodic benefit cost	383	459	219	184
Other pension related expenses	545	322	-	-
	$928	$781	$219	$184

Additional information

Pension expense was $1,147 for the year ended December 31, 2014, which included net periodic benefit expense of $383 for the pension, $219 for the SERP, $394 of insurance premiums due to the PBGC and $151 of federal excise tax related to non-payment of minimum pension funding requirements. Pension expense was $965 for the year ended December 31, 2013, which included net periodic benefit expense of $459 for the pension, $184 for the SERP, $234 of insurance premiums due to the PBGC and $88 of federal excise tax related to non-payment of minimum pension funding requirements.

There was an unrecognized net actuarial loss of $15,710 in 2014 due to a decrease in the discount rate used to remeasure the Pension Plan of 4.8% as of December 31, 2013 compared to 3.8% as of December 31, 2014.  There was an unrecognized net actuarial gain of $9,653 in 2013 due to an increase in the discount rate used to remeasure the Pension Plan of 3.1% as of December 31, 2012 compared to 4.8% as of December 31, 2013.  The discount rate is estimated based on an index of similar fixed income securities. During 2015, E&S expects to recognize $782 of accumulated other comprehensive loss as a component of 2015 net periodic benefit cost.

There was an increase to the SERP minimum liability recorded in other comprehensive income of $307 in 2014, compared to a decrease of $409 in 2013.  The increase in 2014 reflected the decrease to the discount rate used to measure the SERP as of December 31, 2014 of 3.8% compared to 4.8% as of December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions

The weighted average assumptions used to remeasure benefit obligations as of December 31, 2014 and 2013 included a discount rate of 4.8% and 3.1%, respectively, for the Pension Plan and SERP.  The weighted average assumptions used to determine net periodic cost for the periods ended December 31, 2014 and 2013 included a discount rate of 4.8% and 3.1%, respectively, in each period for the Pension Plan and SERP. The weighted average assumption used to determine an expected long-term rate of return on Pension Plan assets was 8.0%.

The long-term rate of return on plan assets was estimated as the weighted average expected return of each of the asset classes in the target allocation of plan assets.  The expected return of each asset class is based on historical market returns.

Pension Plan Assets

The Pension Plan’s weighted-average asset allocations and weighted-average targeted asset allocations for each of the years presented are as follows:

		2014	2013
Asset allocation category of plan assets	Target %	Actual %	Actual %
Mutual funds - equity securities	60	61	61
Mutual funds - debt securities	25	39	38
Real estate investment trust	5	-	-
Hedge funds	10	-	-
Cash and cash equivalents	-	-	1

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

No securities of the Company were part of the Pension Plan assets as of December 31, 2014 or 2013.

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

Description	December 31, 2014	Level 1	Level 2	Level 3
Pension Plan Assets:
Mutual funds - equity securities	$18,227	$18,227	$-	$-
Mutual funds - debt securities	11,449	11,449	-	-
Money market mutual funds	45	45	-	-
Total	$29,721	$29,721	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description	December 31, 2013	Level 1	Level 2	Level 3
Pension Plan Assets:
Mutual funds - equity securities	$17,871	$17,871	$-	$-
Mutual funds - debt securities	10,924	10,924	-	-
Hedge fund	243	-	243	-
Money market mutual funds	35	35	-	-
Total	$29,073	$28,830	$243	$-

Cash Flows

Employer contributions

Through September 15, 2012, the Company’s funding policy was to contribute to the Pension Plan trust amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations. Beginning in October 2012, the Company discontinued this policy in order to preserve necessary liquidity. As a result, a lien in favor of the PBGC has arisen against the assets of the Company to secure aggregate unpaid contributions which amount to $6,979, including interest, as of January 15, 2015, which is the date the most recent contribution was due. Independent actuarial valuations have determined that additional contributions of approximately $4,009 will become due through January 15, 2016. The Company’s legal counsel has advised that the PBGC usually does not take enforcement action under its lien rights while it is still considering the application for the distress termination which is consistent with the Company’s dialog with the PBGC through the application process. Based upon recent correspondence with the PBGC, the Company believes that the application process will likely result in a settlement of the Pension Plan liabilities on terms that will enable the Company to continue to operate as a going concern, although there can be no assurance as to the timing and ultimate outcome of such settlement discussions.

The Company is not currently required to fund the SERP.  All benefit payments are made by E&S directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes.

The Company expects to contribute and pay benefits of approximately $535 related to the SERP in 2015.

Estimated future benefit payments

As of December 31, 2014, the following benefits are expected to be paid based on actuarial estimates and prior experience:

Years Ending	Pension
December 31,	Plan	SERP
2015	$909	$535
2016	1,227	504
2017	1,539	507
2018	1,909	474
2019	2,252	429
2020-2024	15,744	2,046

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 –Debt

Long-term debt consisted of the following as of December 31, 2014 and 2013:

	2014	2013
First mortgage note payable due in monthly installments of $23 (interest at 5.75%) through January 1, 2024; payment and rate subject to adjustment every 3 years, next adjustment January 14, 2016	$1,957	$2,116
Second mortgage note payable due in monthly installments of $4 (interest at 5.75%) through October 1, 2028; payment and rate subject to adjustment every 5 years, next adjustment October 1, 2018	405	423
Sale/leaseback financing	-	2,818
Total debt	2,362	5,357
Current portion of long-term debt	(2,362)	(2,995)
Long-term debt, net of current portion	$-	$2,362

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

The second mortgage note payable represents the balance on a $500 note (“Second Mortgage Note”) issued on September 11, 2008 by Spitz. The Second Mortgage Note requires repayment in monthly installments of principal and interest over 20 years.  On each fifth anniversary of the Second Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over 3YCMT.  The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original 20-year term.  On September 11, 2013, the fifth anniversary of the Second Mortgage Note, the 3YCMT was 0.88%. As a result, interest continues at 5.75% until possible adjustment on the next 5-year anniversary. The monthly installment also remains unchanged at $4.

The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreement.  The real property had a carrying value of $4,425 as of December 31, 2014. The Mortgage Notes are guaranteed by E&S.

On October 3, 2014, the holder of the mortgage notes, a commercial bank, notified the Company that the liens placed on the Company’s assets by the Pension Plan constituted an event of default under the mortgage notes’ loan agreements. The commercial bank has agreed to forbear from exercising any further remedies, other than suspension of advances under the working capital line of credit, until March 31, 2015 while the Company negotiates the settlement of its pension liabilities. The agreement to forbear from exercising any further remedies is subject to the Company continuing to make debt service payments under the mortgage note agreements, the occurrence of no further adverse events in the condition of the Company and the Company’s agreement to the incorporation of the financial covenants in the line of credit agreement as additional covenants in the mortgage loan agreements effective immediately and continuing until the loans are paid in full. One of the covenants requires Spitz to maintain tangible net worth of at least $6,000 measured upon issuance of quarterly and annual financial statements. As of the end of the second and third quarter of 2014, Spitz’ tangible net worth was measured at $5,914 and $5,801, respectively. The commercial bank has granted a waiver of the event of default for the failure of Spitz to maintain tangible net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

worth of at least $6,000 as of the end of the second and third quarter of 2014.  The measurement of Spitz’ tangible net worth as of December 31, 2014 will not be completed until the issuance of separate Spitz 2014 annual financial statements after the issuance of this Form 10-K. The Company expects that the Spitz’ tangible net worth as of December 31, 2014 will measure at approximately $5,700. The commercial bank has advised the Company that is agreeable to granting a waiver for the failure of Spitz to maintain tangible net worth of at least $6,000 as of December 31, 2014. In the future, the Company believes that it will be able to comply with the additional covenants based on forecasts and management of intercompany accounts payable and receivable. Upon settlement of the pension liabilities, the Pension Plan liens will be replaced by consensual liens in favor of the PBGC which will be subordinate to the commercial bank’s lien under terms agreeable to the commercial bank. If necessary, the Company believes that it will have sufficient funds to satisfy the Spitz mortgage note balances, which total $2,362 as of December 31, 2014, if the bank were to accelerate the maturity under its default remedy. However, the Company further believes that it will conclude a satisfactory settlement with the PBGC by March 31, 2015 or within an extended time frame acceptable to the bank. The Company continues to progress through the termination process toward a settlement; however, as of the date of this filing, the Company is uncertain of the timing or the ultimate outcome and it cannot provide assurance that its expectations set forth above will occur in a timely manner or at all.

Line of Credit

The Company is a party to a Credit Agreement with a commercial bank which until October 3, 2014, permitted borrowings of up to $1,100 to fund Spitz working capital requirements. Under the agreement interest would be charged on amounts borrowed at the Wall Street Journal Prime Rate.  Any borrowings under the Credit Agreement would be secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The Credit Agreement and Mortgage Notes contain cross default provisions whereby the default of either agreement will result in the default of both agreements. On October 3, 2014, the commercial bank notified the Company that it is no longer obligated to make advances under the credit agreement and elected to suspend future advances because of events of default on loan covenants resulting from the liens placed on the Company’s assets by the Pension Plan. The Company expects that upon settlement of the pension liabilities, it will be able to comply with covenants as required by the commercial bank to permit new borrowings for potential working capital requirements. There were no borrowings outstanding under the Credit Agreement during 2014 and 2013 and, as of December 31, 2014, there was no amount outstanding under the Credit Agreement.

Sale/Leaseback Financing

In November 2009, the Company completed a purchase agreement with a buyer, Wasatch Research Park I, LLC (“Wasatch”) to sell its corporate office buildings and its interest in the lease for the land occupied by the buildings in Utah for $2,500.  Under the agreement, E&S transferred legal title of the buildings including improvements and assigned the related land lease to Wasatch. E&S also entered into a sublease agreement to lease back the land and building for rent of $501 per year, of which $126 represents the land lease and $375 represents the building lease.   The sublease agreement had a term of 5 years with an option for two subsequent 5-year renewal periods.  The agreement provided the Company with a 5-year option to repurchase all of the buildings under lease or only one of the buildings known as the Substation along with the lease interest in the land. In 2011, Rocky Mountain Power (“RMP”), a public utility company, obtained a decree of condemnation of the Substation so that RMP may repurpose the Substation for public use. As such, the Company no longer had the option to buy the Substation.

The arrangement was accounted for as a financing and no sale was recorded because the Company had the right to repurchase the property.  Therefore, the assets representing the building and improvements remained in property and equipment and the Company recorded the net proceeds of the sale as long-term debt. The $126 portion of the sublease payment attributable to the land lease was equivalent to the payment under the assigned land lease and therefore was subject to the same rent escalations the Company was bound to before the assignment. The land lease portion of the sublease payment was recorded as rent expense consistent with the treatment of the prior land lease payment before the assignment of the lease. The $375 portion of the sublease agreement attributable to the building lease was accounted for as debt service under the financing transaction.  The net proceeds of the financing amounted to $2,329 consisting of the $2,500 sales price less a security deposit of $125, prorated building rent of $15 and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

first monthly payment of $31. E&S recorded interest expense at a rate of approximately 20% imputed from the estimated cash flows assuming it would exercise the option to repurchase the property at the end of the 5-year term.

The repurchase transaction was required to have been completed by October 31, 2014. On November 4, 2014, the Company agreed to an extension of its current lease for a term of 5 years. As a condition of the extension, the Company will no longer have a right to repurchase the buildings. Base annual rent for the extended 5-year term will be is $548.

The extension of the lease for 5 years without a repurchase option resulted in a new operating lease and the extinguishment of the lease debt obligation in the amount of $3,152 along with the disposal of building assets amounting to $2,532. As a result, there was a gain on the disposal of the building assets in the amount of $620 which was deferred under sale leaseback accounting rules (see Note 5).

Note 8 - Income Taxes

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company is subject to audit by the IRS and various states for tax years dating back to 2010.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Income tax for 2014 and 2013 consisted of $23 and $97, respectively, of federal and state income taxes. The actual expense differs from the expected tax benefit (provision) as computed by applying the U.S. federal statutory income tax rate of 34 percent for 2014 and 2013, as follows:

	2014	2013
Income tax benefit (provision) at U.S. federal statutory rate	$436	$(432)
State tax benefit (provision) (net of federal income tax benefit)	42	(131)
Research and development and foreign tax credits	-	(630)
Change in cash surrender value of life insurance	-	-
Change in valuation allowance attributable to operations	(332)	2,123
Other, net	(169)	(1,027)
Income tax provision	$(23)	$(97)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred income tax assets:
Property and equipment, principally due to differences in depreciation	$845	$966
Inventory reserves and other inventory-related temporary basis differences	663	603
Warranty, vacation, deferred rent and other liabilities	1,114	858
Retirement liabilities	2,427	2,255
Net operating loss carryforwards	63,511	63,529
Credit carryforwards	825	825
Other	944	961
Total deferred income tax assets	70,329	69,997
Less valuation allowance	(70,329)	(69,997)
Net deferred income tax assets	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Worldwide income (loss) before income taxes consisted of the following:

	2014	2013
United States	$(1,282)	$1,270
International	-	-
Total	$(1,282)	$1,270

Income tax (provision) benefit consisted of the following:

	2014	2013
Current
U.S. federal	$-	$(30)
State	(23)	(67)
International	-	-
Total	$(23)	$(97)
Deferred
U.S. federal	$985	$(1,172)
State	(653)	(321)
International	-	(630)
Total	332	(2,123)
Valuation allowance (increase) decrease	(332)	2,123
Total	$-	$-

E&S has total federal net operating loss carryforwards of approximately $165,600 which expire from 2018 through 2032.  Approximately $0 and $2,541 of federal net operating loss carryforwards expired in 2014 and 2013, respectively.  The Company has various federal tax credit carryforwards of approximately $800, a portion of which expire between 2015 and 2016.  E&S also has state net operating loss carryforwards of approximately $142,200 that expire at various dates depending on the rules of the states to which the loss or credit is allocated.

During the years ended December 31, 2014 and 2013, the valuation allowance on deferred income tax assets increased by $332 and decreased by $2,123, respectively.  Valuation allowances were established according to the belief that it is more likely than not that these net deferred income tax assets will not be realized.

Note 9 - Commitments and Contingencies

Letters of Credit

Under the terms of financing arrangements for letters of credit, E&S is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit or bank guarantees issued, plus other amounts necessary to adequately secure obligations with the financial institution.  As of December 31, 2014, there were outstanding letters of credit and bank guarantees of $710, which are scheduled to expire in 2015.  There was $0 and $90 of restricted cash included in other assets as of December 31, 2014 and 2013, respectively.

Note 10 - Stock Option Plan

In 2014, stockholders approved the adoption of the Evans & Sutherland Computer Corporation 2014 Stock Incentive Plan (“2104 Plan”) which replaced the expired 2004 Stock Incentive Plan of Evans & Sutherland Computer Corporation (“2004 Plan”).  The 2014 Plan is a stock incentive plan that provides for the grant of options and restricted stock awards to employees and for the grant of options to non-employee directors essentially the same as the 2004 Plan.  Under the 2014 Plan non-employee directors may continue to receive an annual option grant for no more than 10,000 shares.  New non-employee directors may also continue to receive an option grant for no more than 10,000 shares upon their appointment or election.  With the adoption of the 2014 Plan, no additional options can be issued under the 2004 Plan.  Options granted under the 2004 Plan are still held by recipients and will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

continue to be subject to the terms and conditions of the 2004 plan which are essentially the same as the 2014 Plan. The 2014 Plan continues a minimum exercise price for options of 110% of fair market value on the date of grant.  Restricted stock awards may be qualified as a performance-based award that conditions a participant’s award upon achievement by the Company or its subsidiaries of performance goals established by the Board of Directors’ Compensation Committee.

The number of shares, terms, and exercise periods of option grants are determined by the Board of Directors on an option-by-option basis. Options generally vest ratably over three years and expire ten years from the date of grant.  As of December 31, 2014, options to purchase 1,440,413 shares of common stock were authorized and reserved for future grant.

A summary of activity follows (shares in thousands):

	2014		2013
		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price
Outstanding as of beginning of the year	1,235	$2.62	1,169	$3.19
Granted	200	0.13	151	0.03
Exercised	-	-	-	-
Cancelled	(102)	4.85	(85)	5.81
Outstanding as of end of the year	1,333	2.08	1,235	2.62

Exercisable as of end of the year	996	2.74	977	3.26

The weighted average fair value of options granted during 2014 and 2013 was $0.13 and $0.03, respectively.  As of December 31, 2014, options exercisable and options outstanding had a weighted average remaining contractual term of 3.4 and 4.7 years, respectively, and no aggregate intrinsic value. As of December 31, 2013, options exercisable and options outstanding had a weighted average remaining contractual term of 3.5 and 4.6 years, respectively, and no aggregate intrinsic value.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants made in 2014 and 2013:

	2014	2013
Expected life (in years)	3.5	3.5
Risk free interest rate	0.74%	0.39%
Expected volatility	340%	377%
Dividend yield	-	-

Expected option lives and volatilities are based on historical data of the Company.  The risk free interest rate is calculated as the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no plans to do so.

As of December 31, 2014, there was approximately $10 of total unrecognized share-based compensation cost related to grants under the plan that will be recognized over a weighted-average period of 1.9 years.

Share-based compensation expense, from awards under the 2004 Plan for the years ended December 31, 2014 and 2013 amounted to $16 and $18, respectively, and was recorded as general and administrative expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Preferred Stock

Class A Preferred Stock

The Company has 5,000,000 authorized shares of Class A Preferred stock.  As of December 31, 2014 and 2013, there were no Class A Preferred shares of stock outstanding.

Class B Preferred Stock

The Company has 5,000,000 authorized shares of Class B Preferred stock.  As of December 31, 2014 and 2013, there were no Class B Preferred shares of stock outstanding.

Note 12 - Geographic Information

The table below presents sales by geographic location:
	2014	2013
United States	$11,639	$14,198
International	14,827	15,385
Total sales	$26,466	$29,583

Note 13 - Significant Customers

As of December 31, 2014, Customers C and F represented 23% and 12% of accounts receivable, respectively, and Customers C and G represented 37% and 15% of costs and estimated earnings in excess of billings, respectively.

As of December 31, 2013, Customers A and B represented 11% and 30% of accounts receivable, respectively, and Customers A, C, D and E represented 16%, 16%, 14% and 10% of costs and estimated earnings in excess of billings, respectively.

For the years ended December 31, 2014 and 2013, no individual customer represented 10% or more of total sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Evans & Sutherland Computer Corporation

We have audited the accompanying consolidated balance sheets of Evans & Sutherland Computer Corporation (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ deficit and cash flows for the years then ended.   These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Evans & Sutherland Computer Corporation as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Tanner LLC

Salt Lake City, Utah
March 12, 2015

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting.

The Company began processing financial transactions on a newly implemented accounting software system for E&S in 2012 and its wholly owned subsidiary in 2013. This change was made to reduce costs by transitioning to a system which is better designed for the size and nature of the Company’s business operations.  The Company has made changes to its internal control over financial reporting in connection with this transition to the new accounting software system. There has been no other change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the year ended December 31, 2014, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

ITEM 9B.                                          OTHER INFORMATION

None

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by Item 401 of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2015 Annual Meeting of Stockholders and that information is incorporated herein by reference.  Information required by Item 405 of Regulation S-K will be included under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for our 2015 Annual Meeting of Stockholders and that information is incorporated herein by reference.  Certain information required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” The information required by Item 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2015 Annual Meeting of Stockholders and that information is herein incorporated by reference.

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

ITEM 11.                                    EXECUTIVE COMPENSATION

The information required by this item will be included under the captions, “Executive Compensation,” and, “Election of Directors,” in the Proxy Statement for our 2015 Annual Meeting of Stockholders and that information is herein incorporated by reference.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELaTED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for our 2015 Annual Meeting of Stockholders and that information is herein incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2014:

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders	1,333,268	$2.08	1,440,413
Equity compensation plans not approved by
security holders	-	-	-
Total	1,333,268	$2.08	1,440,413

ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption, “Certain Relationships and Related Party Transactions,” in the Proxy Statement for our 2015 Annual Meeting of Stockholders and that information is herein incorporated by reference.  The information required by Item 407(a) of Regulation S-K will be included under the caption, “Election of Directors,” in the Proxy Statement for our 2015 Annual Meeting of Stockholders and that information is herein incorporated by reference

ITEM 14.                  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the caption, “Report of the Audit Committee of the Board of Directors,” in the Proxy Statement for our 2015 Annual Meeting of Stockholders and that information is herein incorporated by reference.

PART IV

ITEM 15.                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report

1.      Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this report on Form 10-K.

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014 and 2013

•	Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2014 and 2013

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

•	Notes to Consolidated Financial Statements

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

10.9
Line of Credit Note, dated April 28, 2006, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.6 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

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

10.12
Security Agreement, dated April 28, 2006, by and between Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.9 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

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

10.23
First Amendment to Sublease Agreement dated November 4, 2014, by and between Evans &       Sutherland Computer Corporation and Wasatch Research Park I, LLC, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended September 26, 2014 and incorporated herein by reference.

10.24
Line of Credit Agreement between Spitz, Inc. and Bryn Mawr Trust Company dated March 15, 2012 filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended September 26, 2014 and incorporated herein by reference.

10.25
Loan Forbearance Agreement between Evans & Sutherland Computer Corporation, Spitz, Inc. and Bryn Mawr Trust Company dated October 3, 2014 filed as Exhibit 10.3 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended September 26, 2014 and incorporated herein by reference.

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

March 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David H. Bateman David H. Bateman	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2015
/s/ Paul L. Dailey Paul L. Dailey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2015
/s/ L. Tim Pierce L. Tim Pierce	Director	March 12, 2015
/s/ William Schneider, Jr. William Schneider, Jr.	Director	March 12, 2015
/s/ James P. McCarthy James P. McCarthy	Director	March 12, 2015
/s/ E. Michael Campbell E. Michael Campbell	Director	March 12, 2015