Form 10-Q
period 2015-04-03
EVANS & SUTHERLAND COMPUTER CORP
filed 2015-05-13
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________

FORM 10-Q

(Mark One)
[X]           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended April 3, 2015
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No   X

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on May 8, 2015 was 11,177,316.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended April 3, 2015

PART I – FINANCIAL INFORMATION

Item 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share and per share data)

	April 3,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$4,310	$7,038
Restricted cash	732	711
Accounts receivable, net	6,203	4,586
Costs and estimated earnings in excess of billings on
uncompleted contracts	2,158	1,699
Inventories, net	5,838	4,163
Prepaid expenses and deposits	983	635
Total current assets	20,224	18,832
Property and equipment, net	4,756	4,803
Goodwill	635	635
Intangible assets, net	58	68
Other assets	1,069	1,118
Total assets	$26,742	$25,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$910	$710
Accrued liabilities	1,297	1,142
Billings in excess of costs and estimated earnings on
uncompleted contracts	5,458	5,176
Customer deposits	4,539	4,081
Current portion of retirement obligations	529	535
Current portion of long-term debt	191	2,362
Total current liabilities	12,924	14,006
Pension and retirement obligations, net of current portion	40,135	40,076
Long-term debt, net of current portion	2,109	-
Deferred rent obligation	1,970	2,077
Total liabilities	57,138	56,159
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, no par value: 10,000,000 shares authorized;
no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized;
11,441,666 shares issued	2,288	2,288
Additional paid-in-capital	54,509	54,500
Common stock in treasury, at cost, 352,467 shares	(4,709)	(4,709)
Accumulated deficit	(49,054)	(49,157)
Accumulated other comprehensive loss	(33,430)	(33,625)
Total stockholders’ deficit	(30,396)	(30,703)
Total liabilities and stockholders’ deficit	$26,742	$25,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands, except per share data)

	Three Months Ended
	April 3,	March 28,
	2015	2014

Sales	$8,002	$6,672
Cost of sales	(5,011)	(4,528)
Gross profit	2,991	2,144
Operating expenses:
Selling, general and administrative	(1,842)	(1,748)
Research and development	(595)	(560)
Pension	(375)	(209)
Total operating expenses	(2,812)	(2,517)

Operating income (loss)	179	(373)
Other expense, net	(25)	(169)
Income (loss) before income tax provision	154	(542)
Income tax provision	(51)	(9)
Net income (loss)	$103	$(551)

Net income (loss) per common share – basic and diluted	$0.01	$(0.05)

Weighted average common shares outstanding – basic	11,089	11,089
Weighted average common shares outstanding – diluted	11,477	11,089

Comprehensive income (loss), net of tax:
Net income (loss)	$103	$(551)
Other comprehensive income:
Reclassification of pension expense to net income (loss)	195	102
Other comprehensive income	195	102
Total comprehensive income (loss)	$298	$(449)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended
	April 3,	March 28,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$103	(551)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	71	128
Amortization of deferred pension costs	195	102
Provision for excess and obsolete inventory	10	40
Other	19	101
Changes in assets and liabilities:
Decrease (increase) in restricted cash	(21)	19
Decrease (increase) in accounts receivable	(1,627)	368
Decrease (increase) in inventories	(1,685)	14
Decrease (increase) in costs and estimated earnings in
excess of billings on uncompleted contracts, net	(177)	1,986
Decrease (increase) in prepaid expenses and other assets	(299)	59
Increase (decrease) in accounts payable	200	(655)
Increase (decrease) in accrued liabilities	155	(14)
Increase (decrease) in accrued pension and retirement liabilities	53	(14)
Increase (decrease) in customer deposits	458	(151)
Increase (decrease) in deferred rent obligation	(107)	4
Net cash provided by (used in) operating activities	(2,652)	1,436

Cash flows from investing activities:
Purchases of property and equipment	(14)	(61)
Proceeds from sale of marketable securities	-	110
Net cash provided by (used in) investing activities	(14)	49

Cash flows from financing activities:
Principal payments on long-term debt	(62)	(43)
Net cash used in financing activities	(62)	(43)

Net increase (decrease) in cash and cash equivalents	(2,728)	1,442
Cash and cash equivalents as of beginning of the period	7,038	3,376
Cash and cash equivalents as of end of the period	$4,310	$4,818

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$45	$130
Income taxes	11	39

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

All dollar amounts (except share and per share amounts) in thousands.

1.   GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation and subsidiaries (collectively, the “Company” and “E&S”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flows, in conformity with U.S. generally accepted accounting principles (“US GAAP”).  This report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited condensed consolidated balance sheets, statements of comprehensive income (loss), and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The results of operations for the three months ended April 3, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.  The Company operates on a calendar year with the first three fiscal quarters ending on the last Friday of the calendar quarter.

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

Inventories, net

Inventories consisted of the following:

	April 3,	December 31,
	2015	2014

Raw materials	$6,021	$5,468
Work in process	2,779	1,678
Finished goods	264	233
Reserve for obsolete inventory	(3,226)	(3,216)
Inventories, net	$5,838	$4,163

Liquidity

The Company has experienced recurring annual losses since 2007, except for 2013. As of April 3, 2015, the unfunded obligation of the Company’s qualified defined benefit pension plan (“Pension Plan”), as measured for accounting purposes, amounted to $35,143, contributing to a total stockholders’ deficit of $30,396.  Aided by prior cost reduction efforts and improved sales volume, the Company reported net income for the three months ended April 3, 2015 of $103. In order to preserve the liquid resources required to operate the business, the Company stopped making cash payments due to the Pension Plan trust beginning in October 2012. In January 2013, the Company initiated an application process for the distress termination of the Pension Plan in accordance with provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”) with the goal of settling  its Pension Plan liabilities on terms that are feasible for the Company to continue in business as a going concern. On April 21, 2015, the Company executed an agreement (the “Settlement Agreement”) which terminated the Pension Plan and settled the Pension Plan’s liabilities in exchange for an obligation to pay to the Pension Benefit Guaranty Corporation (“PBGC”) $10,500 over twelve years and issue to the PBGC 88,117 shares of E&S treasury stock (see Notes 3 and 5). In addition, the Settlement Agreement has led to a new banking relationship and improved credit capacity. In summary, the Company’s unrestricted cash balances totaling $4,310 as of April 3, 2015, improved credit capacity and forecasted operations, indicate sufficient resources will be available to meet its obligations including the terms of the Settlement Agreement through at least March 31, 2016.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.           STOCK OPTION PLAN

As of April 3, 2015, options to purchase 1,476,168 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the three months ended April 3, 2015 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of the beginning of the period	1,333	$2.08
Granted	211	0.35
Exercised	-	-
Forfeited or expired	(68)	7.58
Outstanding as of the end of the period	1,476	1.58

Exercisable as of the end of the period	1,078	$2.07

As of April 3, 2015, options exercisable and options outstanding had a weighted average remaining contractual term of 4.07 and 5.47 years, respectively, and aggregate intrinsic value of $116 and $191, respectively.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first three months of 2015, were based on estimates as of the date of grant as follows:

Risk-free interest rate	0.91%
Dividend yield	0.00%
Volatility	343%
Expected life	3.5 years

Expected option life and volatility are based on historical data of the Company.   The risk-free interest rate is calculated based on the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no foreseeable plans to do so.

As of April 3, 2015, there was approximately $57 of total unrecognized share-based compensation cost related to grants under the stock option plan that will be recognized over a weighted-average period of 2.5 years.

Share-based compensation expense included in selling, general and administrative expense in the statements of comprehensive income (loss) for each of the three-month periods ended April 3, 2015 and March 28, 2014 was $9 and $5, respectively.

3.   EMPLOYEE RETIREMENT BENEFIT PLANS

 Distress Termination Application

On January 7, 2013, the Company submitted a PBGC Form 600 Distress Termination, Notice of Intent to Terminate, to the PBGC. The notice filing initiated an application process by the Company with the PBGC for the distress termination of the Pension Plan. The Pension Plan benefits are guaranteed by the ERISA Title IV insurance fund, which is administered by the PBGC. The Company proposed a termination date of March 8, 2013. Through the application process, the Company’s intent was to demonstrate to the PBGC that it qualified for a distress termination of the Pension Plan under either of two of the criteria of Section 4041(c)(2) of ERISA (inability to continue in business absent termination and unreasonably increased pension costs) and applicable PBGC regulations. To satisfy the criteria, the Company and its wholly owned subsidiary each must demonstrate to the satisfaction of the PBGC that, unless the termination occurs, the Company will be unable to pay its debts when they come due and will be unable to continue in business, or that the costs of the Pension Plan have become unreasonably burdensome solely as a result of a decline in the workforce covered by the Pension Plan. A distress termination under Section 4041(c)(2) of ERISA transfers the Pension Plan’s benefit obligations to the PBGC, up to ERISA guaranteed limits, without requiring reorganization under bankruptcy law. The Pension Plan’s actuary has informed the Company that following termination of the Pension Plan and subject to the PBGC’s review of participant benefits, all of the benefits earned by participants as of the date of plan termination are expected to fall within ERISA guaranteed limits.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On April 21, 2015, the Company executed the Settlement Agreement with the PBGC, whereby the Pension Plan was terminated and the PBGC assumed all liabilities of the Pension Plan in exchange for $10,500 and 88,117 shares of E&S treasury stock (see Note 5).

The Company’s goal in seeking a distress termination of the Pension Plan is to ensure that the pension benefits of all Pension Plan participants are paid up to federally guaranteed limits and that the Company continues to operate as a going concern while avoiding the costly damage and disruption to the business which would result from bankruptcy reorganization.

Employer Contributions

Through September 15, 2012, the Company’s funding policy was to contribute to the Pension Plan trust amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations. Beginning in October 2012, the Company discontinued this policy in order to preserve the necessary liquidity for its operations. As a result, a lien in favor of the PBGC has arisen against the assets of the Company to secure aggregate unpaid contributions which amount to $6,979, including interest, as of January 15, 2015, which is the date the most recent contribution was due. However, under the Settlement Agreement all of the Pension Plan’s liabilities, including the unpaid contributions will be settled for an amount substantially less than the total (see Note 5).

The Company is not currently required to fund the Supplemental Executive Retirement Plan (SERP).  All benefit payments are made by the Company directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes. The Company expects to contribute and pay SERP benefits of approximately $535 in the next 12 months.

Components of Net Periodic Benefit Expense

			Supplemental Executive
	Pension Plan		Retirement Plan
	April 3,	March 28,	April 3,	March 28,
For the three months ended:	2015	2014	2015	2014

Service cost	$-	$-	$-	$-
Interest cost	617	569	44	55
Expected return on assets	(585)	(574)	-	-
Amortization of actuarial loss	195	101	17	12
Amortization of prior year service cost	-	-	(12)	(12)
Settlement charge	-	-	-	-
Net periodic benefit expense	227	96	49	55
Insurance premium due PBGC	99	58	-	-
	$326	$154	$49	$55

For the three months ended April 3, 2015 and March 28, 2014, the Company reclassified $195 and $102, respectively, of actuarial loss from accumulated other comprehensive loss that was included in pension expense on the statement of comprehensive loss for the same periods.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.           Debt

Mortgage Notes

On October 3, 2014, the holder of the mortgage notes, a commercial bank, notified the Company that the liens placed on the Company’s assets by the Pension Plan constituted an event of default under the mortgage notes’ loan agreements. The commercial bank agreed to forbear from exercising any further remedies, other than suspension of advances under the working capital line of credit, until August 1, 2015 at which time the process of withdrawing the Pension Plan liens is expected to be completed in accordance with terms of the Settlement Agreement (see Note 5).  The agreement to forbear from exercising any further remedies is subject to the Company continuing to make debt service payments under the mortgage notes’ loan agreements, the occurrence of no further adverse events in the condition of the Company and the Company’s agreement to the incorporation of the financial covenants in the line of credit agreement as additional covenants in the mortgage notes’ loan agreements effective immediately and continuing until the mortgage notes are paid in full. One of the covenants requires the Company’s subsidiary, Spitz, Inc. (“Spitz”), to maintain tangible net worth of at least $6,000 measured upon issuance of quarterly and annual financial statements. As of the end of the second and third quarter of 2014, Spitz’s tangible net worth measured $5,914 and $5,801, respectively. As of December 31, 2014, Spitz’s tangible net worth measured $5,744.  The commercial bank has granted a waiver of the event of default for the failure to maintain Spitz’s tangible net worth of at least $6,000 as of the end of the second and third quarter of 2014 and as of December 31, 2014. As of April 3, 2015, Spitz’s tangible net worth was approximately $6,900.  The Company believes that it will be able to comply with the additional covenants in future periods based on forecasts and management of intercompany accounts payable and receivable.

Line of Credit

Because of cross default provisions, the October 3, 2014 notice of default under the mortgage notes included notification by the commercial bank that it is no longer obligated to make advances under its line of credit agreement with Spitz and its election to suspend future advances.  The Company expects that with the settlement of the pension liabilities (see Note 5) and the cure of the default under the mortgage notes, that the commercial bank will resume advances for working capital requirements later in 2015.  As of April 3, 2015, there were no borrowings outstanding under the credit agreement and there have been no borrowings outstanding since February 2011.

5.   SUBSEQUENT EVENTS

On April 21, 2015, the Company entered into the Settlement Agreement with the PBGC to settle previously disclosed liabilities (the “ERISA Liabilities”) of the Company under ERISA, and all other liabilities of the Company relating to the Pension Plan (except for those resulting from any violation of Part 4 of Subtitle B of Title 1 of ERISA) (the “Settled ERISA Liabilities”).

Pursuant to the Settlement Agreement, the Company agreed to (a) pay to the PBGC a total of $10,500, with $1,500 due within ten days following the effective date of the Settlement Agreement and the remainder paid in twelve annual installments of $750 beginning on October 31, 2015 and (b) issue within ten days following the effective date of the Settlement Agreement 88,117 shares of the Company’s treasury stock in the name of the PBGC. On April 23, 2015, the Company issued to the PBGC the 88,117 shares of stock and on May 1, 2015 it paid the initial $1,500 amount due to the PBGC.

In connection with the Settlement Agreement, on April 21, 2015, the Company, as the administrator of the Pension Plan, and the PBGC entered into an Agreement For Appointment of Trustee and Termination of Pension Plan (the “Termination Agreement”) (a) terminating the Pension Plan, (b) establishing March 8, 2013 as the Pension Plan’s termination date and (c) appointing the PBGC as statutory trustee of the Pension Plan.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

To secure the Company’s obligations under the Settlement Agreement, on April 21, 2015, the Company entered into a Security Agreement with the PBGC (the “Security Agreement”) granting to the PBGC a security interest on all of the Company’s presently owned and after-acquired personal property and proceeds thereof, free and clear of all liens and other encumbrances, except those described therein, and Spitz executed an Open-End Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing in favor of the PBGC (the “Mortgage”) on certain real property owned by Spitz and described therein. The PBGC’s security interest in the Company’s property is subordinate to the Company’s senior lenders pursuant to agreements between the PBGC and the lenders. The Settlement Agreement also requires that the PBGC withdraw all lien notices with respect to the statutory liens it previously perfected on behalf of the Pension Plan with respect to all real and personal property of the Company as soon as reasonably practicable after the 91st day after the perfection of all consensual liens granted to the PBGC by the Security Agreement and Mortgage.

The Settlement Agreement further provides that on the 91st day after the full payment of all amounts owed to the PBGC, the PBGC will be deemed to have released the Company from the Settled ERISA Liabilities and that the PBGC will not take any action to enforce the Settled ERISA Liabilities for so long as the Company is not in default in its obligations under the Settlement Agreement, the Security Agreement or the Mortgage.

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

All dollar amounts are in thousands.

Executive Summary

On April 21, 2015, the Company executed the Settlement Agreement to terminate its pension plan and to settle the underlying pension liabilities. This is a major milestone and completes a process that began over two years ago.  The Company’s goal in seeking a distress termination of the Pension Plan is to ensure that the pension benefits of all Pension Plan participants are paid up to federally guaranteed limits and that the Company continues to operate as a going concern while avoiding the costly damage and disruption to the business which would result from bankruptcy reorganization. We believe the Settlement Agreement has achieved that goal.

The first quarter of 2015 reported improved sales volume and $103 of net income compared to the first quarter of 2014, which reported a net loss of $551.  The stronger sales and resulting net income in the first quarter of 2015 was attributable to stronger sales bookings over the past year. The sales backlog improved which creates an encouraging outlook for the remainder of 2015. With the improved backlog and strong sales prospects, we anticipate that sales and overall results for the remainder of 2015 will exceed the results from 2014.

We continue  to expect variable but reasonably consistent future sales and gross profits from our current product line at annual levels sufficient to cover or exceed operating expenses.  With the settlement of the Pension Plan liabilities, we expect an improved financial position that may present opportunities for better results through the availability of credit and stronger qualification for customer projects.

Critical Accounting Policies

Certain accounting policies are considered by management to be critical to an understanding of our condensed consolidated financial statements.  Their application requires significant management judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  A summary of critical accounting policies can be found in our Form 10-K for the year ended December 31, 2014.  For all of these policies, management cautions that future results rarely develop exactly as forecasted, and the best estimates routinely require modification.

Results of Operations

Sales and Backlog

The following table summarizes our sales:

	For the Three Months Ended
	April 3, 2015	March 28, 2014
Sales	$8,002	$6,672

Sales for the first three months of 2015 were 20% higher than the same period in 2014. The higher 2015 sales were attributable to progress and deliveries on larger customer contracts as compared to the same period of 2014.

Revenue backlog continued to improve totaling $34,324 as of April 3, 2015, compared to $28,173 as of December 31, 2014.  We expect sales for the remainder of 2015 to result in total annual sales in excess of 2014 based on delivery schedules from the improved revenue backlog and strong sales prospects.

Gross Profit

The following table summarizes our gross profit and the gross profit as a percentage of total sales:

	For the Three Months Ended
	April 3, 2015	March 28, 2014
Gross profit	$2,991	$2,144
Gross profit percentage	37%	32%

Gross profit for the first quarter was favorably affected by higher sales volume which absorbed fixed overhead as well as sales from specific contracts with favorable margins.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended
	April 3, 2015	March 28, 2014
Selling, general and administrative	$1,842	$1,748
Research and development	595	560
Pension	375	209
Total operating expenses	$2,850	$2,517

For the first quarter of 2015, selling, general and administrative expenses were higher than the comparable period of 2014 due primarily to a higher use of labor resources for sales and marketing activities.

For the first quarter of 2015, research and development expenses were higher than the comparable period of 2014. This was attributable primarily to engineering resources being redirected from customer projects and selling expenses to research and development activities.

Pension expense for the first quarter of 2015 was higher than the same period of 2014 because of actuarial estimates. With the termination of the Pension Plan, future pension expense will be reduced to the expenses attributable to the SERP.

Other Expense, net

The following table summarizes our other expense:

	For the Three Months Ended
	April 3, 2015	March 28, 2014
Total other expense, net	$(25)	$(169)

For the three months ended April 3, 2015, other expense, net, was less than the same period in 2014 due primarily to a decrease in interest expense.  Interest expense was less than the prior period due to the extinguishment of the financing lease obligation as a result of the Company not exercising an option to purchase the subject real estate and entering into a new operating lease for that property.

Liquidity and Capital Resources

Outlook

As discussed above in the executive summary and the notes to the condensed consolidated financial statements, we have made significant progress in our effort to reverse our long history of operating losses and we believe that that the termination of the Pension Plan with the settlement of the underling pension liabilities achieved our goal of reducing our obligations to an amount which the business can sustain. As a result, we believe existing liquidity resources and funds generated from forecasted revenue will meet our current and long-term obligations upon adjustment for the settlement of the pension liabilities. We continue to operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.

Cash Flows

In the first three months of 2015, $2,652 of cash used in operating activities was attributable to $398 of cash from the net income for the period, after the effect of $295 of non-cash items plus an unfavorable change to working capital of $3,050.  The change to working capital was driven by increases in inventory and receivables, attributable to the timing of billings and new customer orders.

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

Cash used in investing activities was $14 in the first three months of 2015 compared to cash provided by investing activities of $49 for the same period of 2014.  The Company had purchases of property and equipment of $14 in 2015 and no proceeds from sale of marketable securities.  The Company had proceeds from marketable securities offset by purchases of property and equipment of $61 in 2014.

In the first three months of 2015, financing activities used $62 of cash compared to $43 in 2014, for principal payments on mortgage notes.

Line of Credit

The Company is a party to a line of credit agreement with a commercial bank which, until October 3, 2014, permitted borrowings of up to $1,100 to fund Spitz working capital requirements. Under the line of credit agreement, interest is charged on amounts borrowed at the Wall Street Journal Prime Rate.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The line of credit agreement and mortgage notes contain cross default provisions whereby the default of either agreement will result in the default of both agreements. On October 3, 2014, the commercial bank notified the Company that it is no longer obligated to make advances under the line of credit agreement and elected to suspend future advances because of events of default on loan covenants resulting from the liens placed on the Company’s assets by the Pension Plan. The Company believes that with the settlement of the pension liabilities, it will be able to comply with covenants as required by the commercial bank and that, later in 2015, the bank will permit new borrowings for potential working capital requirements. There were no borrowings outstanding under the line of credit agreement during 2015 and 2014 and, as of April 3, 2015, there was no amount outstanding under the line of credit agreement.

Letters of Credit

Under the terms of financing arrangements for letters of credit, E&S is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit or bank guarantees issued, plus other amounts necessary to adequately secure obligations with the financial institution.  As of April 3, 2015, there were outstanding letters of credit and bank guarantees of $690, which are scheduled to expire during the current fiscal year.

Mortgage Notes

As of April 3, 2015, Spitz had obligations totaling $2,300 under its two mortgage notes payable.

Trademarks Used In This Form 10-Q

ESLP is a registered trademark of Evans & Sutherland Computer Corporation.  All other products, services, or trade names or marks are the properties of their respective owners.

Item 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended April 3, 2015, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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
101
The following materials from this Quarterly Report on Form 10-Q for the periods ended April 3, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date:   May 13, 2015                                      By:     /s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial and Accounting Officer)