Form 10-Q
period 2015-06-30
EVANS & SUTHERLAND COMPUTER CORP
filed 2015-08-14
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________

FORM 10-Q

(Mark One)
[X]           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended July 3, 2015
or
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
Yes ___ No   X

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on August 10, 2015 was 11,177,316.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended July 3, 2015

PART I – FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share and per share data)

	July 3,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,099	$7,038
Restricted cash	621	711
Accounts receivable, net	5,646	4,586
Costs and estimated earnings in excess of billings on
uncompleted contracts	5,483	1,699
Inventories, net	5,079	4,163
Prepaid expenses and deposits	1,570	635
Total current assets	20,498	18,832
Property and equipment, net	4,707	4,803
Goodwill	635	635
Intangible assets, net	47	68
Other assets	1,118	1,118
Total assets	$27,005	$25,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,077	$710
Accrued liabilities	2,057	1,142
Billings in excess of costs and estimated earnings on
uncompleted contracts	5,964	5,176
Customer deposits	4,151	4,081
Current portion of retirement obligations	450	535
Current portion of pension settlement obligation	534	-
Current portion of long-term debt	194	2,362
Total current liabilities	14,427	14,006
Pension and retirement obligations, net of current portion	4,269	40,076
Pension settlement obligation, net of current portion	5,624	-
Long-term debt, net of current portion	2,059	-
Deferred rent obligation	1,865	2,077
Total liabilities	28,244	56,159
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, no par value: 10,000,000 shares authorized;
no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized;
11,441,666 shares issued	2,288	2,288
Additional paid-in-capital	53,413	54,500
Common stock in treasury, at cost, 264,350 shares	(3,532)	(4,709)
Accumulated deficit	(51,754)	(49,157)
Accumulated other comprehensive loss	(1,654)	(33,625)
Total stockholders’ deficit	(1,239)	(30,703)
Total liabilities and stockholders’ deficit	$27,005	$25,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2015	2014	2015	2014

Sales	$10,289	$5,712	$18,291	$12,384
Cost of sales	(6,896)	(3,770)	(11,907)	(8,298)
Gross profit	3,393	1,942	6,384	4,086
Operating expenses:
Selling, general and administrative	(1,755)	(1,826)	(3,597)	(3,574)
Research and development	(544)	(511)	(1,139)	(1,071)
Pension	(49)	(209)	(424)	(418)
Pension settlement	(3,620)	-	(3,620)	-
Total operating expenses	(5,968)	(2,546)	(8,780)	(5,063)

Operating loss	(2,575)	(604)	(2,396)	(977)

Other expense, net	(148)	(206)	(173)	(375)
Loss before income tax benefit (provision)	(2,723)	(810)	(2,569)	(1,352)
Income tax benefit (provision)	23	(58)	(28)	(67)
Net loss	$(2,700)	$(868)	$(2,597)	$(1,419)

Net loss per common share – basic and diluted	$(0.24)	$(0.08)	$(0.23)	$(0.13)

Weighted average common shares outstanding – basic	11,158	11,089	11,123	11,089
Weighted average common shares outstanding – diluted	11,158	11,089	11,123	11,089

Comprehensive income (loss), net of tax:
Net loss	$(2,700)	$(868)	$(2,597)	$(1,419)
Other comprehensive income (loss):
Reclassification of pension expense to net loss	-	101	195	204
Pension settlement	31,776	-	31,776	-
Other comprehensive income	31,776	101	31,971	204
Total comprehensive income (loss)	$29,076	$(767)	$29,374	$(1,215)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended
	July 3,	June 27,
	2015	2014

Cash flows from operating activities:
Net loss	$(2,597)	$(1,419)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	144	258
Amortization of deferred pension costs	195	43
Pension settlement charge	3,620	-
Provision for excess and obsolete inventory	33	204
Other	32	157
Changes in assets and liabilities:
Decrease in restricted cash	90	280
Decrease (increase) in accounts receivable	(1,072)	2,591
Increase in inventories	(949)	(842)
Decrease (increase) in costs and estimated earnings in
excess of billings on uncompleted contracts, net	(2,996)	561
Decrease (increase) in prepaid expenses and other assets	(935)	143
Increase (decrease) in accounts payable	367	(386)
Increase in accrued liabilities	915	217
Decrease in accrued pension and retirement liabilities	(23)	(34)
Decrease in pension settlement obligation	(1,485)	-
Increase in customer deposits	70	533
Decrease in deferred rent obligation	(212)	-
Net cash provided by (used in) operating activities	(4,803)	2,306

Cash flows from investing activities:
Purchases of property and equipment	(27)	(100)
Proceeds from sale of marketable securities	-	229
Net cash provided by (used in) investing activities	(27)	129

Cash flows from financing activities:
Principal payments on long-term debt	(109)	(87)
Net cash used in financing activities	(109)	(87)

Net increase (decrease) in cash and cash equivalents	(4,939)	2,348
Cash and cash equivalents as of beginning of the period	7,038	3,376
Cash and cash equivalents as of end of the period	$2,099	$5,724

Supplemental disclosures of non-cash investing and financing activities
Settlement of pension liability	$35,869	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$93	$260
Income taxes	11	39

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

The accompanying unaudited condensed consolidated balance sheets, statements of comprehensive income (loss), and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The results of operations for the three and six months ended July 3, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.  The Company operates on a calendar year with the first three fiscal quarters ending on the last Friday of the thirteenth week in the quarter.

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

Inventories, net

Inventories consisted of the following:

	July 3,	December 31,
	2015	2014

Raw materials	$6,317	$5,468
Work in process	1,836	1,678
Finished goods	175	233
Reserve for obsolete inventory	(3,249)	(3,216)
Inventories, net	$5,079	$4,163

Liquidity

The Company has experienced recurring annual losses since 2007, except for 2013. In order to preserve the liquid resources required to operate the business, the Company stopped making cash payments due to the trust for the Company’s defined benefit pension plan (the “Pension Plan”) beginning in October 2012. In January 2013, the Company initiated an application process for the distress termination of the Pension Plan in accordance with provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”) with the goal of settling  its Pension Plan liabilities on terms that are feasible for the Company to continue in business as a going concern. On April 21, 2015, the Company executed an agreement (the “Settlement Agreement”) which terminated the Pension Plan and settled the Pension Plan’s liabilities in exchange for an obligation to pay to the Pension Benefit Guaranty Corporation (“PBGC”) $10,500 over twelve years and issue to the PBGC 88,117 shares of E&S treasury stock (see Note 3). In addition, the Settlement Agreement has led to a new banking relationship and improved credit capacity. Aided by prior cost reduction efforts and improved sales volume, for the six months ended July 3, 2015, the Company has generated profitable results before recording the pension expense and a charge for the settlement of the Pension Plan. After the second quarter of 2015, the Company will no longer incur expenses related to the terminated Pension Plan but will be responsible for fixed annual installment payments of $750 to the PBGC. In summary, the Company’s unrestricted cash balances totaling $2,099 as of July 3, 2015, improved credit capacity and forecasted operations, indicate sufficient resources will be available to meet its obligations including the terms of the Settlement Agreement through at least June 30, 2016.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.           STOCK OPTION PLAN

As of July 3, 2015, options to purchase 1,476,468 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the six months ended July 3, 2015 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of beginning of the period	1,333	$2.08
Granted	211	0.36
Exercised	-	-
Forfeited or expired	(68)	7.57
Outstanding as of end of the period	1,476	1.58

Exercisable as of end of the period	1,078	$2.07

As of July 3, 2015, options exercisable and options outstanding had a weighted average remaining contractual term of 3.82 and 5.22 years, respectively, and aggregate intrinsic value of $212 and $376, respectively.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first six months of 2015, were based on estimates as of the date of grant as follows:

Risk-free interest rate	0.91%
Dividend yield	0.00%
Volatility	343%
Expected life	3.5 years

Expected option life and volatility are based on historical data of the Company.   The risk-free interest rate is calculated based on the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no foreseeable plans to do so.

As of July 3, 2015, there was approximately $47 of total unrecognized share-based compensation cost related to grants under the stock option plan that will be recognized over a weighted-average period of 2.3 years.

Share-based compensation expense included in selling, general and administrative expense in the statements of comprehensive income (loss) for each of the six-month periods ended July 3, 2015 and June 27, 2014 was $20 and $8, respectively.  Share-based compensation expense included in selling, general and administrative expense in the statements of comprehensive income (loss) for each of the three-month periods ended July 3, 2015 and June 27, 2014 was $11 and $3, respectively.

3.   EMPLOYEE RETIREMENT BENEFIT PLANS

 Settlement of Pension Plan Liabilities

On January 7, 2013, the Company submitted a PBGC Form 600 Distress Termination, Notice of Intent to Terminate, to the PBGC. The notice filing initiated an application process by the Company with the PBGC for the distress termination of the Pension Plan. The Pension Plan benefits are guaranteed by the ERISA Title IV insurance fund, which is administered by the PBGC. The Company proposed a termination date of March 8, 2013. Through the application process, the Company’s intent was to demonstrate to the PBGC that it qualified for a distress termination of the Pension Plan under either of two of the criteria of Section 4041(c)(2) of ERISA (inability to continue in business absent termination and unreasonably increased pension costs) and applicable PBGC regulations. To satisfy the criteria, the Company and its wholly owned subsidiary each had to demonstrate to the satisfaction of the PBGC that, unless the termination occurs, the Company will be unable to pay its debts when they come due and will be unable to continue in business, or that the costs of the Pension Plan have become unreasonably burdensome solely as a result of a decline in the workforce covered by the Pension Plan. A distress termination under Section 4041(c)(2) of ERISA transfers the Pension Plan’s benefit obligations to the PBGC, up to ERISA guaranteed limits, without requiring reorganization under bankruptcy law. The Pension Plan’s actuary informed the Company that following termination of the Pension Plan and subject to the PBGC’s review of participant benefits, all of the benefits earned by participants as of the date of plan termination are expected to fall within ERISA guaranteed limits.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s goal in seeking a distress termination of the Pension Plan was to ensure that the pension benefits of all Pension Plan participants are paid up to federally guaranteed limits and that the Company continues to operate as a going concern while avoiding the costly damage and disruption to the business which would result from reorganization.

Pursuant to a determination by the PBGC that the requirements of the distress termination of the Pension Plan had been met, on April 21, 2015, the Company, as the administrator of the Pension Plan, and the PBGC entered into an Agreement For Appointment of Trustee and Termination of Plan (the “Termination Agreement”) (a) terminating the Plan, (b) establishing March 8, 2013 as the Plan’s termination date and (c) appointing the PBGC as statutory trustee of the Plan.

In connection with the Termination Agreement, on April 21, 2015, the Company entered into the Settlement Agreement with the PBGC to settle all liabilities of the Pension Plan including any termination premium resulting from the Pension Plan termination (the “Settled ERISA Liabilities”). Pursuant to the Settlement Agreement, the Company agreed to (a) pay to the PBGC a total of $10,500, with $1,500 due within ten days following the effective date of the Settlement Agreement and the remainder paid in twelve annual installments of $750 beginning on October 31, 2015 (the “Pension Settlement Obligation”) and (b) issue within ten days following the effective date of the Settlement Agreement 88,117 shares of the Company’s treasury stock in the name of the PBGC. On April 23, 2015, the Company issued to the PBGC the 88,117 shares of stock and on May 1, 2015 it paid the initial $1,500 amount due to the PBGC. The Settlement Agreement further provides that the PBGC will be deemed to have released the Company from all Settled ERISA Liabilities upon payment of the Pension Settlement Obligation. In the event of a default by the Company of its obligations under the Settlement Agreement or the underlying agreements which secure the Pension Settlement Obligation, the PBGC may enforce payment of the Settled ERISA Liabilities, which would accrue interest at various rates up until payment is made and be reduced by any payments made by the Company pursuant to the Settlement Agreement.  The estimated total Settled ERISA Liabilities as of the settlement date is $46,000.

To secure the Company’s obligations under the Settlement Agreement, on April 21, 2015, the Company also entered into a Security Agreement with the PBGC (the “Security Agreement”), and executed an Open-End Mortgage in favor of the PBGC (the “Mortgage”) on certain real property owned by the Company’s subsidiary, Spitz, Inc. (“Spitz”). The Security Agreement and Mortgage grant to the PBGC a security interest on all of the Company’s presently owned and after-acquired property and proceeds thereof, free and clear of all liens and other encumbrances, except those described therein (the “Senior Liens”). The PBGC’s security interest in the Company’s property is subordinate to the Company’s two senior lenders pursuant to the Security Agreement and agreements between the PBGC and the lenders (the “Intercreditor Agreements”). The Intercreditor Agreements provide for the lenders to extend credit to the Company, secured by the Senior Liens, up to specified limits. The Intercreditor Agreement between the lender of the mortgage notes and line of credit (See Note 4) provides for total aggregate loans of up to $6,500 secured by Senior Liens on Spitz assets. The second Intercreditor Agreement between another lender and the PBGC provides for up to $3,000 of letter of credit indebtedness secured by Senior Liens on cash deposits. The Settlement Agreement also requires that the PBGC withdraw all lien notices with respect to the statutory liens it previously perfected on behalf of the Pension Plan with respect to all real and personal property of the Company as soon as reasonably practicable after the 91st day after the perfection of all consensual liens granted to the PBGC by the Security Agreement and Mortgage.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The termination of the Pension Plan and settlement of its underlying liabilities enables the Company to satisfy the previously disclosed unfunded liability attributable to the Pension Plan by the issuing to the PBGC the 88,117 shares of stock from treasury and making the fixed installment payments of the Pension Settlement Obligation. The balance of the unfunded liability attributable to the Pension Plan recorded as of the date of the Settlement Agreement which was reported with Pension and Retirement Obligations on the Company’s Balance Sheet for the previously reported period as of April 3, 2015, was $35,870, of which $31,776 was attributable to accumulated other comprehensive loss. The market value of the 88,117 shares of stock issued to the PBGC from treasury on April 23, 2015 was $71. The Pension Settlement Obligation was recorded as a liability of the Company as of April 21, 2015 in the amount of $7,643, reflecting the present value of the installments at an interest rate 7%, which the Company believes represents the fair market interest rate for junior secured debt with similar secured terms of the Security Agreement. The unfunded Pension Plan liability of $35,870 exceeded the $7,714 combined value of the stock issued to the PBGC and the Pension Settlement Obligation by $28,156. There are no income tax consequences of the settlement since no tax deduction was taken for the pension expense that gave rise to the Pension Plan liability. Accordingly, the settlement of the Pension Plan Liabilities was recorded as of April 21, 2015 as follows:

Unfunded Pension Plan Liability	$35,870

Market value of common shares issued from treasury	71
Pension Settlement Obligation	7,643
Total consideration to PBGC	7,714

Total gain from settlement of Pension Plan Liabilities	$28,156

Gain recorded as:
Charge to statement of operations	$(3,620)
Other comprehensive Income	31,776
Contribution to total comprehensive income	$28,156

After applying the first $1,500 installment made on May 1, 2015 and recording imputed interest expense at 7%, the balance of the Pension Settlement Obligation is recorded with liabilities on the Balance Sheet as follows as of July 3, 2015:

Current portion of pension settlement obligation	$534
Pension settlement obligation, net of current portion	5,624
Total Pension Settlement Obligation	$6,158

As a result of the settlement of Pension Plan liabilities on April 21, 2015, the Company’s only remaining pension obligation is the Supplemental Executive Retirement Plan (“SERP”). The Company recorded expense related to the Pension Plan for the first quarter prior to the Pension Plan Termination executed on April 21, 2015.

Employer Contributions

Through September 15, 2012, the Company’s funding policy was to contribute to the Pension Plan trust amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations. Beginning in October 2012, the Company discontinued this policy in order to preserve the necessary liquidity for its operations. As a result, a lien in favor of the PBGC was placed against the assets of the Company to secure aggregate unpaid contributions which amounted to $6,979, including interest, as of January 15, 2015, which is the date the most recent contribution was due. However, under the Settlement Agreement all of the Pension Plan’s liabilities, including the unpaid contributions were settled for an amount substantially less than the total and the PBGC lien will be withdrawn in favor of new consensual liens which are subordinate to the Company’s senior lenders (see Settlement of Pension Plan Liabilities above).

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

Components of Net Periodic Benefit Expense

			Supplemental Executive
	Pension Plan		Retirement Plan
	July 3,	June 27,	July 3,	June 27,
For the three months ended:	2015	2014	2015	2014

Service cost	$-	$-	$-	$-
Interest cost	-	569	44	55
Expected return on assets	-	(574)	-	-
Amortization of actuarial loss	-	101	17	12
Amortization of prior year service cost	-	-	(12)	(12)
Settlement charge	-	-	-	-
Net periodic benefit expense	-	96	49	55
Insurance premium due PBGC	-	58	-	-
	$-	$154	$49	$55

			Supplemental Executive
	Pension Plan		Retirement Plan
	July 3,	June 27,	July 3,	June 27,
For the six months ended:	2015	2014	2015	2014

Service cost	$-	$-	$-	$-
Interest cost	617	1,137	88	110
Expected return on assets	(585)	(1,149)	-	-
Amortization of actuarial loss	195	203	34	25
Amortization of prior year service cost	-	-	(24)	(24)
Settlement charge	-	-	-	-
Net periodic benefit expense	227	191	98	111
Insurance premium due PBGC	99	116	-	-
	$326	$307	$98	$111

For the three-month periods ended July 3, 2015 and June 27, 2014, the Company reclassified $0 and $101, respectively, of actuarial loss from accumulated other comprehensive loss that was included in pension expense in the statements of comprehensive loss for the same periods.  For the six-month periods ended July 3, 2015 and June 27, 2014, the Company reclassified $195 and $203, respectively, of actuarial loss from accumulated other comprehensive loss that was included in pension expense in the statements of comprehensive loss for the same periods.

4.   Debt

Mortgage Notes

On October 3, 2014, the holder of the mortgage notes, a commercial bank, notified the Company that the liens placed on the Company’s assets by the Pension Plan constituted an event of default under the mortgage note agreements. The commercial bank agreed to forbear from exercising any further remedies, other than suspension of advances under the working capital line of credit, until August 31, 2015 by which time the process of withdrawing the Pension Plan liens is expected to be completed in accordance with terms of the Settlement Agreement (see Note 3).  The agreement to forbear from exercising any further remedies is subject to the Company continuing to make

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

debt service payments under the mortgage note agreements, the occurrence of no further adverse events in the condition of the Company and the Company’s agreement to the incorporation of the financial covenants in the line of credit agreement as additional covenants in the mortgage note agreements effective immediately and continuing until the mortgage notes are paid in full. One of the covenants requires Spitz to maintain tangible net worth of at least $6,000 measured upon issuance of quarterly and annual financial statements. As of the end of the second and third quarter of 2014, Spitz’s tangible net worth measured $5,914 and $5,801, respectively. As of December 31, 2014, Spitz’s tangible net worth measured $5,744.  The commercial bank granted a waiver of the event of default for the failure to maintain Spitz’s tangible net worth of at least $6,000 as of the end of the second and third quarter of 2014 and as of December 31, 2014. As of July 3, 2015 and April 3, 2015, Spitz’s tangible net worth was approximately $6,900 and $6,400, respectively.  The Company believes that it will be in compliance with the additional covenants in future periods based on forecasts and management of intercompany accounts payable and receivable.

Line of Credit

Because of cross default provisions, the October 3, 2014 notice of default under the mortgage notes included notification by the commercial bank that it is no longer obligated to make advances under its line-of-credit agreement with Spitz and its election to suspend future advances.  The Company expects that with the settlement of the pension liabilities (see Note 3) and the cure of the default under the mortgage notes, that the commercial bank will resume advances for working capital requirements later in 2015.  As of July 3, 2015, there were no borrowings outstanding under the credit agreement and there have been no borrowings outstanding since February 2011.

Item 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes of Evans & Sutherland Computer Corporation and subsidiaries (collectively, the “Company,”  “E&S,” “we,” “us” and “our”) included in Item 1 of Part I of this quarterly report on Form 10-Q.  In addition to the historical information contained herein, this quarterly report on Form 10-Q includes certain "forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years.

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

The first half of 2015 reported improved sales volume and $6,384 of gross profit as compared to the first six months ended June 27, 2014, which reported gross profit of $4,086.  The stronger sales and improved gross profit in 2015 was attributable to stronger sales bookings over the past year. The sales backlog remained healthy despite decreasing in the first half of 2015 which supports an encouraging outlook for the remainder of 2015. Operating expenses, except for a $3,620 charge for the settlement of the pension liabilities, were comparable for the periods presented. The charge for the settlement of the pension liabilities is not a recurring expense item. Absent this charge, results would have been profitable for both periods presented.  With the healthy backlog and strong sales prospects, we anticipate that sales and overall results for the remainder of 2015 will exceed the results from 2014.

We continue to expect variable but reasonably consistent future sales and gross profits from our current product line at annual levels sufficient to cover or exceed operating expenses.  We had a net loss for the three and six months ended July 3, 2015 due to the pension settlement charge of $3,620. However, the pension settlement contributed largely to total comprehensive income which amounted to $29,076 and $29,374, for the three and six months ended July 3, 2015, respectively. This nearly eliminated our stockholders deficit, which was reduced from $30,703 as of December 31, 2014 to $1,239 as of July 3, 2015. With the settlement of the Pension Plan liabilities, we expect an improved financial position that may present opportunities for better results through the availability of credit and stronger qualification for customer projects.

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

Results of Operations

Sales and Backlog

The following table summarizes our sales:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014

Sales	$10,289	$5,712	$18,291	$12,384

Sales for the second quarter of 2015 were 80% higher than the same period in 2014. Sales for the first six months of 2015 were 48% higher than the same period in 2014.  The higher 2015 sales were attributable to progress and deliveries on larger customer contracts as compared to the same period of 2014.

Revenue backlog remained healthy but declined from December 31, 2014 due to a low volume of orders booked in the second quarter of 2015. This is attributable to the timing of customers’ orders as strong sales prospects indicate a higher volume of orders for the remaining two quarters of 2015. Revenue backlog was $26,707 as of July 3, 2015, compared to $28,173 as of December 31, 2014.  We expect sales for the remainder of 2015 to result in total annual sales in excess of 2014 based on delivery schedules from the healthy revenue backlog and strong sales prospects.

Gross Profit

The following table summarizes our gross profit and the gross profit as a percentage of total sales:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014

Gross profit	$3,393	$1,942	$6,384	$4,086
Gross profit percentage	33%	34%	35%	33%

Gross profit for the three and six months ended July 3, 2015 were unfavorably affected by higher than expected cost to complete two theme park sales.  This unfavorable affect on gross profit was offset by higher sales volume which improved the absorption of fixed overhead and by favorable margins on other sales projects.

Operating Expenses

The following table summarizes our operating expenses:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014

Selling, general and
administrative	$1,755	$1,826	$3,597	$3,574
Research and development	544	511	1,139	1,071
Pension	49	209	424	418
Pension settlement	3,620	-	3,620	-
Total operating expenses	$5,968	$2,546	$8,780	$5,063

Selling, general and administrative expenses for the three months ended July 3, 2015 were slightly lower compared to 2014, while for the six months period they were slightly higher in 2015. This was primarily due to the changes in sales commissions and professional fees between the quarterly periods.

Research and development expenses for the three and six months ended July 3, 2015 were higher compared to the same periods in 2014 due primarily to increased labor costs and expenditures on product improvement projects.

Pension expense declined in the second quarter due to the termination of the Pension Plan.  The second quarter pension expenses are attributable to the SERP.  Despite the Pension Plan termination, pension expense for the six months ended July 3, 2015 was slightly higher than the same period of 2014 because of variability in actuarial estimates. With the termination of the Pension Plan, future pension expense will be reduced to the expenses attributable to the SERP.

See settlement of pension liabilities below.

Other Expense, net

The following table summarizes our other expense:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014

Total other expense, net	$148	$206	$173	$375

For the three and six months ended July 3, 2015, other expense, net, was less than the same periods in 2014 due primarily to a decrease in interest expense.  Interest expense was less than the prior period due to the extinguishment of the financing lease obligation as a result of the Company not exercising an option to purchase the subject real estate and entering into a new operating lease for that property.

Settlement of Pension Plan Liabilities

The settlement of Pension Plan liabilities resulted in a charge to the statement of operations of $3,620 which was offset by other comprehensive income of $31,776 for a total gain of $28,156 recorded in the second quarter of 2015. This was the primary contribution to the total comprehensive income of $29,076 and $29,374, reported for the three and six-month periods presented for 2015.

Liquidity and Capital Resources

Outlook

As discussed above in the executive summary and the notes to the condensed consolidated financial statements, we have made significant progress in our effort to reverse our long history of operating losses.  We believe that the termination of the Pension Plan together with the settlement of the underlying pension liabilities achieved our goal of reducing our obligations to levels that allow the business to be viable. As a result, we believe existing liquidity resources and funds generated from forecasted revenue will be sufficient to meet our current and long-term obligations upon adjustment for the settlement of the pension liabilities. We continue to operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.

Cash Flows

In the first six months of 2015, $4,803 of cash used in operating activities was attributable to $1,427 of cash from the net loss for the period, after the effect of $4,024 of non-cash items, mostly related to the pension settlement, less an unfavorable change to working capital of $6,230.  The cash effect of the change to working capital was driven primarily by the timing of customer progress payments, payment on the pension settlement obligation and, to a lesser degree, the acquisition of inventory for upcoming customer deliveries.

In the first six months of 2014, $2,306 of cash provided by operating activities was attributable to a favorable change to working capital of $3,063, offset by $757 of cash absorbed by the net loss for the period, after the effect of $662 of non-cash items. The cash effect of the change to working capital for 2014 was driven by improvement in progress payments from customer contracts, attributable to the timing of billings and an increase in customer orders.

Cash used in investing activities was $27 for the six months ended July 3, 2015 compared to cash provided by investing activities of $129 for the same period of 2014.  The Company had purchases of property and equipment of $27 in 2015 and no proceeds from sale of marketable securities.  The Company had proceeds from marketable securities offset by purchases of property and equipment of $129 in 2014.

For the first six months of 2015, financing activities used $109 of cash compared to $87 in 2014 for principal payments on mortgage notes.

Line of Credit

The Company is a party to a line-of-credit agreement with a commercial bank which, until October 3, 2014, permitted borrowings of up to $1,100 to fund Spitz working capital requirements. Under the line of credit agreement, interest is charged on amounts borrowed at the Wall Street Journal Prime Rate.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The line-of-credit agreement and mortgage notes contain cross default provisions whereby a default on either agreement will result in a default on both agreements. On October 3, 2014, the commercial bank notified the Company that it is no longer obligated to make advances under the line-of-credit agreement and elected to suspend future advances because of events of default on loan covenants resulting from the liens placed on the Company’s assets by the Pension Plan. The Company believes that with the settlement of the pension liabilities, it will be in compliance with covenants as required by the commercial bank and that the bank may permit new borrowings for working capital requirements. There were no borrowings outstanding under the line-of-credit agreement as of July 3, 2015.

Letters of Credit

Under the terms of financing arrangements for letters of credit, E&S is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit or bank guarantees issued, plus other amounts necessary to adequately secure obligations with the financial institution.  As of July 3, 2015, there were outstanding letters of credit and bank guarantees of $600, which are scheduled to expire during the year ending December 31, 2016.

Mortgage Notes

As of July 3, 2015, Spitz had obligations totaling $2,253 under its two mortgage notes payable.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended July 3, 2015, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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
101
The following materials from this Quarterly Report on Form 10-Q for the periods ended July 3, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date:	August 14, 2015	By: /s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial and Accounting Officer)