Form 10-Q
period 2015-10-02
EVANS & SUTHERLAND COMPUTER CORP
filed 2015-11-09
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________

FORM 10-Q

(Mark One)
[X]           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended October 2, 2015
or
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
Yes ___ No   X

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on November 5, 2015 was 11,177,316.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended October 2, 2015

		Page No.

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of October 2, 2015 and	3
	December 31, 2014 (Unaudited)

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended October 2, 2015 and September 26, 2014 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended October 2, 2015 and September 26, 2014 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4.	Controls and Procedures	17

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 6.	Exhibits	18

SIGNATURE		19

PART I – FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share and per share data)

	October 2,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$3,660	$7,038
Restricted cash	600	711
Accounts receivable, net	6,598	4,586
Costs and estimated earnings in excess of billings on
uncompleted contracts	3,045	1,699
Inventories, net	5,023	4,163
Prepaid expenses and deposits	773	635
Total current assets	19,699	18,832
Property and equipment, net	4,689	4,803
Goodwill	635	635
Intangible assets, net	37	68
Other assets	1,056	1,118
Total assets	$26,116	$25,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,025	$710
Accrued liabilities	1,652	1,142
Billings in excess of costs and estimated earnings on
uncompleted contracts	4,980	5,176
Customer deposits	4,002	4,081
Current portion of retirement obligations	435	535
Current portion of pension settlement obligation	534	-
Current portion of long-term debt	197	2,362
Total current liabilities	12,825	14,006
Pension and retirement obligations, net of current portion	4,207	40,076
Pension settlement obligation, net of current portion	5,624	-
Long-term debt, net of current portion	2,009	-
Deferred rent obligation	1,759	2,077
Total liabilities	26,424	56,159
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, no par value: 10,000,000 shares authorized;
no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized;
11,441,666 shares issued	2,288	2,288
Additional paid-in-capital	53,423	54,500
Common stock in treasury, at cost, 264,350 shares	(3,532)	(4,709)
Accumulated deficit	(50,833)	(49,157)
Accumulated other comprehensive loss	(1,654)	(33,625)
Total stockholders’ deficit	(308)	(30,703)
Total liabilities and stockholders’ deficit	$26,116	$25,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2015	2014	2015	2014

Sales	$9,375	$7,656	$27,666	$20,040
Cost of sales	(6,049)	(4,371)	(17,956)	(12,669)
Gross profit	3,326	3,285	9,710	7,371
Operating expenses:
Selling, general and administrative	(1,535)	(1,637)	(5,132)	(5,211)
Research and development	(563)	(537)	(1,702)	(1,608)
Pension	(49)	(359)	(473)	(777)
Pension settlement	-	-	(3,620)	-
Total operating expenses	(2,147)	(2,533)	(10,927)	(7,596)

Operating income (loss)	1,179	752	(1,217)	(225)

Other expense, net	(231)	(192)	(404)	(567)
Income (loss) before income tax benefit (provision)	948	560	(1,621)	(792)
Income tax benefit (provision)	(27)	79	(55)	12
Net income (loss)	$921	$639	$(1,676)	$(780)

Net income (loss) per common share – basic and diluted	$0.08	$0.06	$(0.15)	$(0.07)

Weighted average common shares outstanding – basic	11,177	11,089	11,141	11,089
Weighted average common shares outstanding – diluted	11,705	11,435	11,141	11,089

Comprehensive income (loss), net of tax:
Net income (loss)	$921	$639	$(1,676)	$(780)
Other comprehensive income (loss):
Reclassification of pension expense to net income (loss)	-	101	195	305
Pension settlement	-	-	31,776	-
Other comprehensive income	-	101	31,971	305
Total comprehensive income (loss)	$921	$740	$30,295	$(475)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended
	October 2,	September 26,
	2015	2014

Cash flows from operating activities:
Net loss	$(1,676)	$(780)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	216	376
Amortization of deferred pension costs	195	305
Pension settlement charge	3,620	-
Provision for excess and obsolete inventory	76	-
Other	72	294
Changes in assets and liabilities:
Decrease in restricted cash	111	289
Decrease (increase) in accounts receivable	(2,054)	726
Increase in inventories	(936)	(1,104)
Decrease (increase) in costs and estimated earnings in
excess of billings on uncompleted contracts, net	(1,542)	516
Decrease (increase) in prepaid expenses and other assets	(76)	402
Increase (decrease) in accounts payable	315	(596)
Increase (decrease) in accrued liabilities	510	(21)
Decrease in accrued pension and retirement liabilities	(100)	(54)
Decrease in pension settlement obligation	(1,485)	-
Increase (decrease) in customer deposits	(79)	445
Decrease in deferred rent obligation	(318)	-
Net cash provided by (used in) operating activities	(3,151)	798

Cash flows from investing activities:
Purchases of property and equipment	(71)	(289)
Proceeds from sale of marketable securities	-	229
Net cash used in investing activities	(71)	(60)

Cash flows from financing activities:
Principal payments on long-term debt	(156)	(131)
Net cash used in financing activities	(156)	(131)

Net increase (decrease) in cash and cash equivalents	(3,378)	607
Cash and cash equivalents as of beginning of the period	7,038	3,376
Cash and cash equivalents as of end of the period	$3,660	$3,983

Supplemental disclosures of non-cash investing and financing activities:
Settlement of pension liability	$35,870	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$126	$390
Income taxes	12	45

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

All dollar amounts (except share and per share amounts) in thousands.

1.	GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation and subsidiaries (collectively, the “Company” or “E&S”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flows, in conformity with U.S. generally accepted accounting principles (“US GAAP”).  This report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited condensed consolidated balance sheets, statements of comprehensive income (loss), and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The results of operations for the three and nine months ended October 2, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.  The Company operates on a calendar year with the first three fiscal quarters ending on the last Friday of the thirteenth week in the quarter.

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

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Anticipated Losses.  For contracts with anticipated losses at completion, a provision is recorded when the loss is probable.  After an anticipated loss is recorded, subsequent revenues and cost of sales are recognized in equal and offsetting amounts as contract costs are incurred.

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

Inventories, net

Inventories consisted of the following:

	October 2,	December 31,
	2015	2014

Raw materials	$6,992	$5,468
Work in process	1,106	1,678
Finished goods	217	233
Reserve for obsolete inventory	(3,292)	(3,216)
Inventories, net	$5,023	$4,163

Liquidity

The Company has experienced recurring annual losses since 2007, except for 2013. In order to preserve the liquid resources required to operate the business, the Company stopped making cash payments due to the trust for the Company’s defined benefit pension plan (the “Pension Plan”) beginning in October 2012. In January 2013, the Company initiated an application process for the distress termination of the Pension Plan in accordance with provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) with the goal of settling  its Pension Plan liabilities on terms that are feasible for the Company to continue in business as a going concern. On April 21, 2015, the Company executed an agreement (the “Settlement Agreement”) which terminated the Pension Plan and settled the Pension Plan’s liabilities in exchange for an obligation to pay to the Pension Benefit Guaranty Corporation (“PBGC”) $10,500 over twelve years and issue to the PBGC 88,117 shares of E&S treasury stock (see Note 3). In addition, the Settlement Agreement has led to a new banking relationship and improved credit capacity. Aided by prior cost reduction efforts and improved sales volume, for the nine months ended October 2, 2015, the Company has generated profitable results before recording the pension expense and a charge for the settlement of the Pension Plan. The Company is no longer incurring expenses related to the terminated Pension Plan but is responsible for fixed annual installment payments of $750 to the PBGC. The Company’s unrestricted cash balances totaling $3,660 as of October 2, 2015, improved credit capacity and forecasted operations indicate sufficient resources will be available to meet its obligations, including the terms of the Settlement Agreement, through at least September 30, 2016.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	STOCK OPTION PLAN

As of October 2, 2015, options to purchase 1,312,613 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the nine months ended October 2, 2015 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of beginning of the period	1,333	$2.08
Granted	211	0.36
Exercised	-	-
Forfeited or expired	(83)	7.26
Outstanding as of end of the period	1,461	1.53

Exercisable as of end of the period	1,063	$2.02

As of October 2, 2015, options exercisable and options outstanding had a weighted average remaining contractual term of 3.63 and 5.03 years, respectively, and had an aggregate intrinsic value of $307 and $555, respectively.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first nine months of 2015, were based on estimates as of the date of grant as follows:

Risk-free interest rate	0.91%
Dividend yield	0.00%
Volatility	343%
Expected life	3.5 years

Expected option life and volatility are based on historical data of the Company.   The risk-free interest rate is calculated based on the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no foreseeable plans to do so.

As of October 2, 2015, there was approximately $37 of total unrecognized share-based compensation cost related to grants under the stock option plan that will be recognized over a weighted-average period of 2.1 years.

Share-based compensation expense included in selling, general and administrative expense in the statements of comprehensive income (loss) for each of the nine-month periods ended October 2, 2015 and September 26, 2014 was $30 and $12, respectively.  Share-based compensation expense included in selling, general and administrative expense in the statements of comprehensive income (loss) for each of the three-month periods ended October 2, 2015 and September 26, 2014 was $10 and $4, respectively.

3.	EMPLOYEE RETIREMENT BENEFIT PLANS

 Settlement of Pension Plan Liabilities

On January 7, 2013, the Company submitted a PBGC Form 600 Distress Termination, Notice of Intent to Terminate, to the PBGC. The notice filing initiated an application process by the Company with the PBGC for the distress termination of the Pension Plan. The Pension Plan benefits are guaranteed by the ERISA Title IV insurance fund, which is administered by the PBGC. The Company proposed a termination date of March 8, 2013. Through the application process, the Company’s intent was to demonstrate to the PBGC that it qualified for a distress termination of the Pension Plan under either of two of the criteria of Section 4041(c)(2) of ERISA (inability to continue in business absent termination and unreasonably increased pension costs) and applicable PBGC regulations. To satisfy the criteria, the Company and its wholly owned subsidiary each had to demonstrate to the satisfaction of the PBGC that, unless the termination occurred, the Company would be unable to pay its debts when they come due and would be unable to continue in business, or that the costs of the Pension Plan had become unreasonably burdensome solely as a result of a decline in the workforce covered by the Pension Plan. A distress termination under Section 4041(c)(2) of ERISA transfers the Pension Plan’s benefit obligations to the PBGC, up to ERISA guaranteed limits, without requiring reorganization under bankruptcy law. The Pension Plan’s actuary informed the Company that following termination of the Pension Plan and subject to the PBGC’s review of participant benefits, all of the benefits earned by participants as of the date of plan termination are expected to fall within ERISA guaranteed limits.

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

In connection with the Termination Agreement, on April 21, 2015, the Company entered into the Settlement Agreement (the “Settlement Agreement”) with the PBGC to settle all liabilities of the Pension Plan including any termination premium resulting from the Pension Plan termination (the “Settled ERISA Liabilities”). Pursuant to the Settlement Agreement, the Company agreed to (a) pay to the PBGC a total of $10,500, with $1,500 due within ten days following the effective date of the Settlement Agreement and the remainder paid in twelve annual installments of $750 beginning on October 31, 2015 (the “Pension Settlement Obligation”) and (b) issue within ten days following the effective date of the Settlement Agreement 88,117 shares of the Company’s treasury stock in the name of the PBGC. On April 23, 2015, the Company issued to the PBGC the 88,117 shares of stock and on May 1, 2015 it paid the initial $1,500 amount due to the PBGC. On October 22, 2015, the Company made the first of the twelve annual installments.  The Settlement Agreement further provides that the PBGC will be deemed to have released the Company from all Settled ERISA Liabilities upon payment of the Pension Settlement Obligation. In the event of a default by the Company of its obligations under the Settlement Agreement or the underlying agreements which secure the Pension Settlement Obligation, the PBGC may enforce payment of the Settled ERISA Liabilities, which would accrue interest at various rates until payment is made and be reduced by any payments made by the Company pursuant to the Settlement Agreement.  The estimated total Settled ERISA Liabilities as of the settlement date is $46,000.

To secure the Company’s obligations under the Settlement Agreement, on April 21, 2015, the Company also entered into a Security Agreement with the PBGC (the “Security Agreement”), and executed an Open-End Mortgage in favor of the PBGC (the “Mortgage”) on certain real property owned by the Company’s subsidiary, Spitz, Inc. (“Spitz”). The Security Agreement and Mortgage grant to the PBGC a security interest on all of the Company’s presently owned and after-acquired property and proceeds thereof, free and clear of all liens and other encumbrances, except those described therein (the “Senior Liens”). The PBGC’s security interest in the Company’s property is subordinate to the Company’s two senior lenders pursuant to the Security Agreement and agreements between the PBGC and the lenders (the “Intercreditor Agreements”). The Intercreditor Agreements provide for the lenders to extend credit to the Company, secured by the Senior Liens, up to specified limits. The Intercreditor Agreement between the lender of the mortgage notes and line of credit (see Note 4) provides for total aggregate loans of up to $6,500 secured by Senior Liens on Spitz assets. The second Intercreditor Agreement between another lender and the PBGC provides for up to $3,000 of letter of credit indebtedness secured by Senior Liens on cash deposits. The Settlement Agreement also required that the PBGC withdraw all lien notices with respect to the statutory liens it previously perfected on behalf of the Pension Plan with respect to all real and personal property of the Company as soon as reasonably practicable after the 91st day after the perfection of all consensual liens granted to the PBGC by the Security Agreement and Mortgage.  In August 2015, the PBGC’s lien notices with respect to the statutory liens were withdrawn.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The termination of the Pension Plan and settlement of its underlying liabilities enables the Company to satisfy the previously disclosed unfunded liability attributable to the Pension Plan by the issuing to the PBGC the 88,117 shares of stock from treasury and making the fixed installment payments of the Pension Settlement Obligation. As of the date of the Settlement Agreement, the balance of the unfunded liability attributable to the Pension Plan, which was previously reported with Pension and Retirement Obligations, was $35,870, of which $31,776 was attributable to accumulated other comprehensive loss. The market value of the 88,117 shares of stock issued to the PBGC from treasury on April 23, 2015 was $71. The Pension Settlement Obligation was recorded as a liability of the Company as of April 21, 2015 in the amount of $7,643, reflecting the present value of the installments at an interest rate 7%, which the Company believes represents the fair market interest rate for junior secured debt with similar secured terms of the Security Agreement. The unfunded Pension Plan liability of $35,870 exceeded the $7,714 combined value of the stock issued to the PBGC and the Pension Settlement Obligation by $28,156. There are no income tax consequences of the settlement since no tax deduction was taken for the pension expense that gave rise to the Pension Plan liability. Accordingly, the settlement of the Pension Plan Liabilities was recorded as of April 21, 2015 as follows:

Unfunded Pension Plan Liability	$35,870

Market value of common shares issued from treasury	(71)
Pension Settlement Obligation	(7,643)
Total consideration to PBGC	(7,714)

Total gain from settlement of Pension Plan Liabilities	$28,156

Gain recorded as:
Charge to statement of operations	$(3,620)
Other comprehensive Income	31,776
Contribution to total comprehensive income	$28,156

After applying the first $1,500 installment made on May 1, 2015 and recording imputed interest expense at 7%, the balance of the Pension Settlement Obligation is recorded with liabilities on the Balance Sheet as follows as of October 2, 2015:

Current portion of pension settlement obligation	$534
Pension settlement obligation, net of current portion	5,624
Total Pension Settlement Obligation	$6,158

As a result of the settlement of Pension Plan liabilities on April 21, 2015, the Company’s only remaining pension obligation is the Supplemental Executive Retirement Plan (“SERP”). The Company recorded expense of $326 related to the Pension Plan for the first quarter prior to the Termination Agreement executed on April 21, 2015.

Employer Contributions

Through September 15, 2012, the Company’s funding policy was to contribute to the Pension Plan trust amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations. Beginning in October 2012, the Company discontinued this policy in order to preserve the necessary liquidity for its operations. As a result, a lien in favor of the PBGC was placed against the assets of the Company to secure aggregate unpaid contributions which amounted to $6,979, including interest, as of January 15, 2015, which is the date the most recent contribution was due. However, under the Settlement Agreement all of the Pension Plan’s liabilities, including the unpaid contributions were settled for an amount substantially less than the total and the PBGC lien was withdrawn in favor of new consensual liens which are subordinate to the Company’s senior lenders (see Settlement of Pension Plan Liabilities above).

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company is not currently required to fund the SERP.  All benefit payments are made by the Company directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes. The Company expects to contribute and pay SERP benefits of approximately $435 in the next 12 months.

Components of Net Periodic Benefit Expense

			Supplemental Executive
	Pension Plan		Retirement Plan
	October 2,	September 26,	October 2,	September 26,
For the three months ended:	2015	2014	2015	2014

Service cost	$-	$-	$-	$-
Interest cost	-	569	44	55
Expected return on assets	-	(574)	-	-
Amortization of actuarial loss	-	101	17	12
Amortization of prior year service cost	-	-	(12)	(12)
Net periodic benefit expense	-	96	49	55
Insurance premium due PBGC	-	208	-	-
	$-	$304	$49	$55

			Supplemental Executive
	Pension Plan		Retirement Plan
	October 2,	September 26,	October 2,	September 26,
For the nine months ended:	2015	2014	2015	2014

Service cost	$-	$-	$-	$-
Interest cost	617	1,706	132	164
Expected return on assets	(585)	(1,724)	-	-
Amortization of actuarial loss	195	304	51	37
Amortization of prior year service cost	-	-	(36)	(36)
Net periodic benefit expense	227	286	147	165
Insurance premium due PBGC	99	326	-	-
	$326	$612	$147	$165

For the three-month periods ended October 2, 2015 and September 26, 2014, the Company reclassified $0 and $101, respectively, of actuarial loss from accumulated other comprehensive loss that was included in pension expense in the statements of comprehensive loss for the same periods.  For the nine-month periods ended October 2, 2015 and September 26, 2014, the Company reclassified $195 and $305, respectively, of actuarial loss from accumulated other comprehensive loss that was included in pension expense in the statements of comprehensive loss for the same periods.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Debt

Mortgage Notes

On October 3, 2014, the holder of the mortgage notes, a commercial bank, notified the Company that the liens placed on the Company’s assets by the Pension Plan constituted an event of default under the mortgage note agreements. The commercial bank agreed to forbear from exercising any further remedies, other than suspension of advances under the working capital line of credit, until August 31, 2015 by which time the process of withdrawing the Pension Plan liens was completed in accordance with terms of the Settlement Agreement (see Note 3) curing the default.  The agreement to forbear from exercising any further remedies was subject to the Company continuing to make debt service payments under the mortgage note agreements, the occurrence of no further adverse events in the condition of the Company and the Company’s agreement to the incorporation of the financial covenants in the line of credit agreement as additional covenants in the mortgage note agreements effective immediately and continuing until the mortgage notes are paid in full. One of the covenants requires Spitz to maintain tangible net worth of at least $6,000 measured upon issuance of quarterly and annual financial statements. As of the end of the second and third quarters of 2014, Spitz’s tangible net worth measured $5,914 and $5,801, respectively. As of December 31, 2014, Spitz’s tangible net worth measured $5,744.  The commercial bank granted a waiver of the event of default for the failure to maintain Spitz’s tangible net worth of at least $6,000 as of the end of the second and third quarters of 2014 and as of December 31, 2014. At the end of each fiscal quarter of 2015 Spitz tangible net worth exceeded the $6,000 covenant compliance threshold.  The Company believes that it will be in compliance with the additional covenants in future periods based on forecasts and management of intercompany accounts payable and receivable.

Lines of Credit

Because of cross default provisions, the October 3, 2014 notice of default under the mortgage notes included notification by the commercial bank that it is no longer obligated to make advances under its line-of-credit agreement with Spitz and its election to suspend future advances.  In September 2015 the bank confirmed that the defaults were cured as a result of the settlement of the pension liabilities. As of October 2, 2015, there were no borrowings outstanding under the credit agreement and there have been no borrowings outstanding since February 2011.

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

The third quarter of 2015 reported improved sales volume and $921 of net income compared to the third quarter of 2014, which reported a net income of $639.  Although sales volume improved, the gross profit contribution was comparable to the third quarter of 2014 due to unfavorable margins on some large unrelated projects in 2015. Reduced operating expenses, primarily pension related, contributed to the higher net income in the third quarter of 2015 compared to 2014. The first nine months of 2015 reported improved sales volume and $9,710 of gross profit as compared to the first nine months of 2014, which reported gross profit of $7,371.  The stronger sales and improved gross profit in 2015 was attributable to stronger sales bookings over the prior year. The sales backlog remained healthy at the end of the third quarter of 2015 which supports an encouraging outlook for the remainder of 2015 and into 2016. Operating expenses, except for a $3,620 charge for the settlement of the pension liabilities, were lower for the periods presented primarily due to decreased pension expense in the period. The charge for the settlement of the pension liabilities is not a recurring expense item. Absent this charge, results would have been profitable for both the three- and nine-month periods ended October 2, 2015. Also, we were profitable in each of the first three quarters of 2015 before the non-recurring pension related charges.  With the healthy backlog and sales prospects, we anticipate sales at levels that should continue to yield profitable results for the remainder of 2015.

We continue to expect variable but reasonably consistent future sales and gross profits from our current product line at annual levels sufficient to cover or exceed operating expenses.  Although we reported net income for the third quarter, we had a net loss for the first nine months of 2015 due to the pension settlement charge of $3,620. However, the pension settlement contributed largely to total comprehensive income which amounted to $30,295 for the first nine months of 2015. This nearly eliminated our stockholders deficit, which was reduced from $30,703 as of December 31, 2014 to $308 as of October 2, 2015. With the settlement of the Pension Plan liabilities, we expect an improved financial position that may present opportunities for better results through the availability of credit and stronger qualification for customer projects.

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

Results of Operations

Sales and Backlog

The following table summarizes our sales:

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014

Sales	$9,375	$7,656	$27,666	$20,040

Sales for the third quarter of 2015 were 22% higher than the same period in 2014. Sales for the first nine months of 2015 were 38% higher than the same period in 2014.  The higher 2015 sales were attributable to progress and deliveries on larger customer contracts as compared to the same period of 2014.

Revenue backlog improved to $29,152 as of October 2, 2015, compared to $28,173 as of December 31, 2014.  Sales for the first nine months of 2015 have already exceeded total sales during all of 2014 and we expect a healthy volume of sales in the fourth quarter of 2015 to add to this improvement.  Sales prospects support the outlook for maintaining a strong revenue backlog through the end of 2015.

Gross Profit

The following table summarizes our gross profit and the gross profit as a percentage of total sales:

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014

Gross profit	$3,326	$3,285	$9,710	$7,371
Gross profit percentage	35%	43%	35%	37%

Gross profit for the three and nine months ended October 2, 2015 was unfavorably affected by higher than expected cost to complete two theme park projects. This unfavorable effect on gross profit was offset by higher sales volume which improved the absorption of fixed overhead and by favorable margins on other sales projects.

Operating Expenses

The following table summarizes our operating expenses:

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014

Selling, general and
administrative	$1,535	$1,637	$5,132	$5,211
Research and development	563	537	1,702	1,608
Pension	49	359	473	777
Pension settlement	-	-	3,620	-
Total operating expenses	$2,147	$2,533	$10,927	$7,596

Selling, general and administrative expenses for the three and nine months ended October 2, 2015 were slightly lower compared to 2014. This was primarily due to the reduction of selling related travel expense and professional fees associated with the pension settlement.

Research and development expenses for the three and nine months ended October, 2015 were higher compared to the same periods in 2014 due primarily to increased labor costs and expenditures on product improvement projects.

Pension expense declined in the third quarter and first nine months of 2015 due to the termination of the Pension Plan.  The third quarter pension expenses in 2015 are attributable to the SERP. With the termination of the Pension Plan, future pension expense will be reduced to the expenses attributable to the SERP.

The $3,620 charge to operating expense reported in the first nine months of 2015 is related to the settlement of pension liabilities.

Other Expense, net

The following table summarizes our other expense:

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014

Total other expense, net	$231	$192	$404	$567

The changes in other expense, net, for the periods presented were attributable to interest expense. For the three-month period ended October 2, 2015, interest expense was greater than the prior year period due to interest on the pension settlement obligation recorded in 2015.  For the nine-month period of 2015, interest expense was less than the prior year period due to 2014 interest expense on a financing lease obligation which was extinguished in October 2014.

Settlement of Pension Plan Liabilities

The settlement of Pension Plan liabilities resulted in a charge to the statement of operations of $3,620 which was offset by other comprehensive income of $31,776 for a total gain of $28,156 recorded in the second quarter of 2015. This was the primary contribution to the total comprehensive income of $30,295 reported for the nine-month period presented for 2015.

Liquidity and Capital Resources

Outlook

As discussed above in the executive summary and the notes to the condensed consolidated financial statements, we have made significant progress in our effort to reverse our long history of operating losses.  We believe that the termination of the Pension Plan together with the settlement of the underlying pension liabilities achieved our goal of reducing our obligations to levels that allow the business to be viable. As a result, we believe existing liquidity resources and funds generated from forecasted revenue will be sufficient to meet our current and long-term obligations. We continue to operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.

Cash Flows

In the first nine months of 2015, $3,151 of cash used in operating activities was attributable to $2,503 of cash from the net loss for the period, after the effect of $4,179 of non-cash items, mostly related to the pension settlement, less an unfavorable change to working capital of $5,654. The cash effect of the change to working capital was driven primarily by the timing of customer progress payments, payment on the pension settlement obligation and, to a lesser degree, the acquisition of inventory for upcoming customer deliveries.

In the first nine months of 2014, $798 of cash provided by operating activities was attributable to a favorable change in working capital of $603, in addition to $195 provided by the net loss of $780 after the effect of $975 of non-cash expense items.

Cash used in investing activities was $71 for the nine months ended October 2, 2015 compared to $60 for the same period of 2014.  The Company had purchases of property and equipment of $71 in 2015 and no proceeds from sale of marketable securities.  The Company had purchases of property and equipment of $289 in 2014 which were largely offset by $229 in proceeds from marketable securities.

For the first nine months of 2015, financing activities used $156 of cash compared to $131 in 2014 for principal payments on mortgage notes.

Line of Credit

The Company is a party to a line-of-credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund Spitz working capital requirements. Under the line of credit agreement, interest is charged on amounts borrowed at the Wall Street Journal Prime Rate.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The line-of-credit agreement and mortgage notes (with the same commercial bank) contain cross default provisions whereby a default on either agreement will result in a default on both agreements. On October 3, 2014, the commercial bank notified the Company that it is no longer obligated to make advances under the line-of-credit agreement and elected to suspend future advances because of events of default on loan covenants resulting from the liens placed on the Company’s assets by the Pension Plan. In September 2015 the bank confirmed that the defaults were cured as a result of the settlement of the pension liabilities. There were no borrowings outstanding under the line-of-credit agreement as of October 2, 2015.

Letters of Credit

Under the terms of financing arrangements for letters of credit, the Company is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure obligations with the financial institutions who issue the letters of credit.  As of October 2, 2015, there were outstanding letters of credit and bank guarantees of $600, which are scheduled to expire during the year ending December 31, 2016.

Mortgage Notes

As of October 2, 2015, Spitz had obligations totaling $2,206 under its two mortgage notes payable.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended October 2, 2015, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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
101
The following materials from this Quarterly Report on Form 10-Q for the periods ended October 2, 2015, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date:	November 9, 2015	By: /s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial and Accounting Officer)