Form 10-K
period 2015-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2016-03-16
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       [ x ] Yes       [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ x ] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [  ]           Accelerated filer [  ]                         Non-accelerated filer [  ]                       Smaller reporting company [x]       (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  [  ] Yes    [ x ] No

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant as of July 2, 2015 the last business day of the registrant's most recently completed second fiscal quarter was $4,149,143 based on the closing sale price of $0.65 as reported by the Over-the-Counter Market. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13D and 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.

The number of shares of the registrant's Common Stock outstanding as of March 1, 2016 was 11,177,316.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information from the Registrant's definitive proxy statement for the 2016 Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

EVANS & SUTHERLAND COMPUTER CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

PART I

ITEM 1.  BUSINESS
Throughout this document Evans & Sutherland Computer Corporation may be referred to as "Evans & Sutherland," "E&S," "we," "us," "our" or the "Company."  All dollar amounts are in thousands unless otherwise indicated.
Evans & Sutherland was incorporated in the state of Utah on May 10, 1968.  Our principal offices are located at 770 Komas Drive, Salt Lake City, Utah 84108, and our telephone number is (801) 588-1000.  Through a link on our website, www.es.com, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC").  We make our website content available for informational purposes only.  The information provided on our website is not incorporated by reference into this Form 10-K and our website address is not intended to be a hyperlink.  The above reports and other information are also available, free of charge, at www.sec.gov.  Alternatively, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

General

Evans & Sutherland focuses on the production of high-quality advanced visual display systems used primarily in full-dome video projection applications, dome projection screens, dome architectural treatments, and unique content for planetariums, schools, science centers, other educational institutions, and entertainment venues.  With a nearly 50-year history in computer graphics, we are widely regarded as both a pioneer and a leader in providing the world's most compelling full-dome digital theater and planetarium systems as well as original full-dome shows.  With our subsidiary, Spitz, Inc. ("Spitz"), and its over 60-year history as a leading supplier of planetarium systems, dome projection screens and other dome displays, E&S supplies premier total system solutions for its digital theater markets as well as customized domes and other unique geometric structures in the architectural market.

We continue to maintain a significant share of the overall planetarium and digital theater market. We estimate that our market share has ranged from 35% to 70%, depending on the specific market and time period.  We estimate that the size of the market for digital theater and planetarium systems is approximately $65 million annually.

Description of Products
E&S offers a range of products and services primarily for dome and planetarium theaters in educational institutions, training, and entertainment venues.  These products include state of the art planetarium and dome theater systems consisting of proprietary hardware and software, and other unique visual display systems primarily used to project digital video on large curved surfaces.  We also produce unique show content both for our own library which we license to customers and for specific customer requirements for planetarium and dome theaters.  Additionally, we manufacture and install metal domes with customized optical coatings and acoustical properties that are used for planetarium and dome theaters as well as many other unique custom applications.  Our dome engineering and manufacturing resources also design and supply geometrically complex structures for customized architectural treatments, often involving curved metal shapes with unique optical and acoustical properties.
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

Digital Theater

In the digital theater market our products compete with traditional optical-mechanical products and digital display systems offered by GOTO Optical Mfg. Co., Konica-Minolta Planetarium Co. Ltd., Carl Zeiss Inc., and Sky-Skan, Inc. The Company's digital display systems can be configured with our proprietary projector systems or standard commercial projectors similar to systems sold by our competitors.  Our proprietary Digistar full-dome digital system, along with other customized software tools differentiate our digital theater systems and compete favorably with competitive digital display systems. Our SciDome planetarium system, which uses a dome theater version of a retail desktop astronomy product with curriculum tools for teachers, creates a unique competitive advantage when targeting smaller classroom planetarium theaters.

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

Intellectual Property

We own a significant number of patents and trademarks and we are a licensee under several others.  Our portfolio of patents and trademarks, as a whole, contributes to our business.  However, no one piece of intellectual property is critical to our business, thus no individual piece of our intellectual property is separately discussed.  In the U.S. and internationally, we hold active patents that cover many aspects of our visualization technology.  Several patent applications are presently pending and routinely other patent applications are in preparation. We actively pursue patents on our new technology and we intend to vigorously protect our patent rights.  We often trademark key product names and brand names to protect our equity in the marketplace. We routinely copyright software and documentation and institute copyright registration when appropriate.  Currently we retain a total of 18 active U.S. patents.

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
Employees
As of December 31, 2015, Evans & Sutherland and its subsidiaries employed a total of 96 persons of which 90 were employed full time.
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
Forward-Looking Statements and Associated Risks
This annual report, including all documents incorporated herein by reference, includes certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, among others, those statements preceded by, followed by or including the words "estimates," "believes," "expects," "anticipates," "plans," "projects," "intends," "predicts," "may," "will," "could," "would," "potential" and similar expressions or the negative of such terms.  See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II of this annual report on Form 10-K for a list of some of the forward-looking statements included in this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following sets forth certain information regarding the executive officers of E&S as of December 31, 2015.
Name	Age	Position
David H. Bateman	73	President, Chief Executive Officer and Director
Paul L. Dailey	59	Chief Financial Officer and Corporate Secretary
Bob Morishita	65	Vice President Human Resources
Kirk D. Johnson	54	Vice President and General Manager of Digital Theater
Jonathan A. Shaw	59	President and Chief Executive Officer of Spitz, Inc.
David H. Bateman was appointed President and Chief Executive Officer of E&S in February 2007.  Mr. Bateman joined E&S as Director of Business Operations in May 1998. He was appointed Vice President – Business Operations in March 2000 and Interim President and Chief Executive Officer and a member of the Board of Directors in June 2006.
Paul L. Dailey was appointed Chief Financial Officer and Corporate Secretary of E&S in February 2007.  He became an executive officer of E&S in August 2006 when he was appointed Acting Chief Financial Officer and Corporate Secretary.  Prior to his appointments at E&S, Mr. Dailey served as Executive Vice President, Chief Financial Officer and Corporate Secretary of E&S's subsidiary, Spitz, Inc., where he started as Controller in 1983. Mr. Dailey is a Certified Public Accountant.
Bob Morishita was appointed Vice President of Human Resources in 2000.  He joined E&S as Compensation Manager in 1982 and was appointed Human Resources Director in 1997.
Kirk D. Johnson was appointed Vice President and General Manager of Digital Theater in January 2002.  He joined E&S in April 1990 and has held various engineering and management positions throughout his service at E&S.
Jonathan A. Shaw was appointed President and Chief Executive Officer of E&S's subsidiary, Spitz, Inc., in November 2001, where he held various management positions since 1985.

ITEM 2. PROPERTIES
Our principal executive, engineering, manufacturing and operations facilities are located in the University of Utah Research Park in Salt Lake City, Utah, where we lease two buildings totaling approximately 68,000 square feet.
Spitz owns and occupies an approximately 47,000 square-foot building on approximately 15.2 acres in Chadds Ford, Pennsylvania. The property serves as collateral under Spitz's debt agreements through a mortgage granted to First Keystone Bank which is now The Bryn Mawr Trust Company, a commercial bank.

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
Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Over-the-Counter Markets under the symbol "ESCC."  On March 1, 2016, there were approximately 460 holders of record of our common stock.  Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
We have never paid a cash dividend on our common stock and have used funds generated internally to operate our business.  For the foreseeable future, we intend to follow our policy of retaining any future earnings to finance the development and growth of our business.
Additional information required by this item is incorporated by reference to the table captioned Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2015 in Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," of Part III of this annual report on Form 10-K.
The table below presents the high and low sales prices per share as reported by the Over-the-Counter Markets, by quarter for 2015 and 2014. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.
	2015		2014
	High	Low	High	Low
First Quarter	$0.55	$0.30	$0.29	$0.10
Second Quarter	0.95	0.42	0.61	0.21
Third Quarter	1.14	0.49	0.55	0.26
Fourth Quarter	1.21	0.72	0.45	0.24

ITEM 6.  CONSOLIDATED FINANCIAL DATA
Not applicable

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  The discussion should be read in conjunction with our consolidated financial statements and notes included in Item 8, "Financial Statements and Supplementary Data," of this annual report on Form 10-K.  Information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties.  Many factors could cause actual results to differ materially from those contained in the forward-looking statements.  See "Forward-Looking Statements" below for additional information concerning these items.
 (All dollar amounts are in thousands unless otherwise indicated.)
Executive Summary
On April 21, 2015, the Company executed agreements ("Pension Settlement Agreement") to terminate its Pension Plan and to settle the underlying pension liabilities. As a result of the Pension Plan termination, the plan's trust assets and benefit obligations have been transferred to the Pension Benefit Guaranty Corporation ("PBGC") thereby eliminating an underfunded pension plan liability on the Company's balance sheet which had a carrying value of approximately $36,000. In return, the Company issued to the PBGC shares of its common stock held in treasury valued at $70 and agreed to pay the PBGC a series of cash installments over twelve years totaling $10,500 (the "Pension Settlement Obligation").  The Pension Settlement Obligation is secured by all of the Company's assets subject to subordination agreements with the Company's senior lenders. This is a major milestone and completes a process that began over two years ago. It relieves the Company from the burden of a variable obligation to fund the Pension Plan benefits, which it clearly was unable to fulfill, and replaces it with a manageable fixed payment obligation.  The Company's goal in seeking a distress termination of the Pension Plan was to ensure that the pension benefits of all Pension Plan participants are paid up to federally guaranteed limits and that the Company continues to operate as a going concern while avoiding the costly damage and disruption to the business which would result from bankruptcy reorganization. We believe that the Pension Settlement Agreement has achieved that goal.
The year ended 2015 produced significantly improved sales and gross profit compared to 2014. The stronger sales and improved gross profit in 2015 were attributable to strong sales bookings in 2014 and 2015. The sales backlog remained healthy at the end of 2015 which supports an encouraging outlook for 2016. Operating expenses, except for a $3,620 charge for the settlement of the pension liabilities, were lower in 2015 as compared to 2014 primarily due to decreased pension expense in the period. The charge for the settlement of the pension liabilities is not a recurring expense item. Absent this charge, results would have been profitable for 2015. The 2015 results illustrate the profit potential of our business without the burden of the Pension Plan. With the healthy backlog and sales prospects, we anticipate sales at levels that should yield profitable results in 2016.
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
We expect variable but reasonably consistent future sales and gross profits from our current product line at annual levels sufficient to cover or exceed operating expenses and meet our obligations including the new Pension Settlement Obligation.  Although we reported a net loss for 2015 due to the pension settlement charge of $3,620, the pension settlement contributed $31,776 to comprehensive income bringing 2015 total comprehensive income to $29,946. This nearly eliminated our stockholders' deficit, which was $30,703 as of December 31, 2014 compared to $646 as of December 31, 2015. With the settlement of the Pension Plan liabilities, we expect our improved financial position to present opportunities for better results through the availability of credit and stronger qualification for customer projects.

Results of Operations

Consolidated Sales and Backlog

The following table summarizes our consolidated sales for the years ended December 31:

	2015	2014

Sales	$35,298	$26,466

 Sales increased 33% from 2014 to 2015 due to progress and deliveries on a higher volume of customer contracts. Sales were higher for essentially all of the Company's products with the largest increase coming from Digistar planetarium systems for science museums and universities.

The volume of new orders in 2015 was strong but lower than the exceptionally high volume of orders booked in 2014.  As a result, our sales backlog was $26,298 as of December 31, 2015 compared with $28,173 as of December 31, 2014. The sales backlog of domes for theme park attractions remained high at December 31, 2015, setting up 2016 for another strong year in sales to theme park attractions.  We anticipate that approximately 80% of the 2015 backlog will be converted to sales in 2016 and that we will receive sufficient new orders to produce total sales in 2016 comparable to 2015.

Gross Profit

The following table summarizes our gross profit and the percentage to total sales for the years ended December 31:

	2015	2014

Gross profit	$12,342	$9,477
Gross profit percentage	35%	36%

Our gross profit percentage was slightly lower in 2015 when compared to 2014.  The lower gross margin percentage in 2015 was affected by higher than expected costs to complete two theme park projects; otherwise, efficiencies from the higher sales volume yielded improved margins on other customer projects.

Operating Expenses
The following table summarizes our operating expenses during the years ended December 31:
	2015	2014

Selling, general and administrative	$6,633	$6,873
Research and development	2,262	2,187
Pension	522	1,147
Pension settlement	3,620	-
Total operating expense	$13,037	$10,207
Operating expenses were higher in 2015 compared to 2014 due to the $3,620 charge for the settlement of the Pension Plan liabilities in the second quarter.  While the settlement of Pension Plan liabilities resulted in this charge to operating expenses, it produced an extraordinary economic benefit to the Company which was reflected in the simultaneous recording of other comprehensive income in the amount of $31,776.

Selling, general and administrative expenses were slightly lower in 2015 compared to 2014. This was primarily due to decreased tradeshow activity and the redirection of resources from sales and marketing activities to content software production and research and development activities.
Research and development expenses were slightly higher in 2015 compared to 2014.  This was primarily due to redirecting resources from sales and marketing activities to research and development activities. Research and development activities consisted of improvements to the software in our planetarium products, testing hardware to project high definition video on large dome screens, development of a graphical user interface device for dome theaters, improvements to theater lighting, testing of optical coatings for projection surfaces and developing techniques to make dome projection surfaces more uniform.
Pension expense was lower in 2015 compared to 2014 due to the termination of the Pension Plan in the second quarter of 2015. With the termination of the Pension Plan, future pension expense will be reduced to the expenses attributable to our Supplemental Executive Retirement Plan ("SERP").

Other Expense, net
The following table summarizes our other income and expense during the years ended December 31:
	2015	2014

Interest expense	$(429)	$(629)
Other income (expense)	(163)	77
Interest expense in 2014 consisted principally of imputed interest on a financing lease obligation which was extinguished in October 2014. Interest expense in 2015 consisted principally of imputed interest on the Pension Settlement Obligation recorded in the second quarter of 2015. Interest expense also included interest paid on real estate debt in both years presented. Interest expense in 2016 is expected to be comparable to 2015.
The change in other income (expense) was primarily attributable to an increase in realized currency losses in 2015.

Income Taxes

The income tax benefit (provision) consisted of federal and state income taxes as follows for the years ended December 31:

	2015	2014

Income tax benefit (provision)	$12	$(23)

The 2014 income tax provision was for state income taxes resulting from Spitz' normal business activity in various jurisdictions.

Other Comprehensive Income (Loss)
The following table summarizes other comprehensive income (loss) for the years ended December 31:
	2015	2014

Decrease (increase) to minimum pension liability	$(555)	$(16,422)
Reclassification of pension expense to net loss	-	406
Pension settlement	31,776	-
Other comprehensive income (loss)	$31,221	$(16,016)
The economic benefit to the Company from the settlement of Pension Plan liabilities was reflected in the financial statements as other comprehensive income of $31,776. This offset the $3,620 charge to operating expenses from the same transaction. The other pension related charges and credits affecting other comprehensive income (loss) were attributable to the accounting for actuarial valuations of the pension liabilities. Other comprehensive income (loss) in future years is expected to be limited to accounting for potential changes in the actuarial valuation of the SERP liabilities for much less significant amounts than 2015 and 2014.

Liquidity and Capital Resources

Outlook
As discussed in the executive summary above, we have made significant progress in reducing our history of operating losses.  We believe that the termination of the Pension Plan together with the settlement of the underlying pension liabilities achieved our goal of reducing our obligations to levels that make the business viable. As a result, we believe existing liquidity resources and funds generated from forecasted revenue will be sufficient to meet our current and long-term obligations. We continue to operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.
Cash Flows
The following table summarizes our cash flows for the years ended December 31:
	2015	2014
Net cash and cash equivalents provided by (used in):
Operating activities	$(2,943)	$4,005
Investing activities	(173)	(166)
Financing activities	(188)	(177)
Increase (decrease) in cash and cash equivalents	$(3,304)	$3,662

Cash and cash equivalents decreased $3,304 to $3,734 during 2015, due primarily to cash used in operating activities.
Operating Activities
The net cash used in operating activities in 2015 was attributable to a decrease in working capital of $6,006 less $3,063 of cash provided by the $1,275 net loss after the effect of $4,338 of non-cash charges.  The non-cash charges consisted primarily of the $3,620 pension settlement charge.  The changes in working capital which used cash were largely attributable to the timing of progress payments on customer projects. Other significant cash outlays were the initial installment payments of the Pension Settlement Obligation.
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
Investing Activities
Investing activities used $173 of cash during 2015 consisting entirely of purchases of property and equipment.
Investing activities used $166 of cash during 2014 consisting of $229 of proceeds from the sale of marketable securities which was offset by $395 for purchases of property and equipment.
Financing Activities
Financing activities used $188 of cash during 2015 for principal payments on debt obligations.
Financing activities used $177 of cash during 2014 for principal payments on debt obligations.
Credit Facilities
The Company is a party to a line-of-credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund Spitz working capital requirements. Under the line-of-credit agreement, interest is charged on amounts borrowed at the lender's prime rate less 0.25%.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The line-of-credit agreement and mortgage notes (with the same commercial bank) contain cross default provisions whereby a default on either agreement will result in a default on both agreements. On October 3, 2014, the commercial bank notified the Company that it was no longer obligated to make advances under the line-of-credit agreement and elected to suspend future advances because of events of default on loan covenants resulting from the statutory liens placed on the Company's assets by the Pension Plan. In September 2015, the bank confirmed that the defaults were cured as a result of the settlement of the pension liabilities. There were no borrowings outstanding under the line-of-credit agreement as of December 31, 2015.

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

Under the terms of financing arrangements for letters of credit, the Company is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure obligations with the financial institutions who issue the letters of credit.  As of December 31, 2015, there were outstanding letters of credit and bank guarantees of $600, which are scheduled to expire during the year ending December 31, 2016.

Mortgage Notes
Debt obligations include a first mortgage note payable to a commercial bank which represents the balance on a $3,200 note ("First Mortgage Note") issued on January 14, 2004 by Spitz. The First Mortgage Note requires repayment in monthly installments of principal and interest over 20 years.  On each third anniversary of the First Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve ("3YCMT").  The monthly installment is recalculated in the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original 20-year term.  On January 14, 2016, the 3YCMT was 1.14% and the interest rate on the First Mortgage Note remained at 5.75% per annum.  The monthly installment amount remained unchanged at $23.

Debt obligations also include a second mortgage note payable to a commercial bank which represents the balance on a $500 note ("Second Mortgage Note") issued on September 11, 2008 by Spitz. The Second Mortgage Note requires repayment in monthly installments of principal and interest over 20 years.  On each 5-year anniversary, the interest rate is adjusted to the greater of 5.75% or 3% over 3YCMT.  The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original 20-year term. On September 11, 2013, the fifth anniversary of the Second Mortgage Note, the 3YCMT was 0.88%. As a result, interest continues at 5.75% until possible adjustment on the next 5-year anniversary. The monthly installment also remains unchanged at $4.

The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreement.  The real property had a carrying value of $4,301 as of December 31, 2015. The Mortgage Notes are guaranteed by E&S.

On October 3, 2014, the commercial bank, notified the Company that the statutory liens placed on the Company's assets by the Pension Plan constituted an event of default under the mortgage note agreements. The commercial bank agreed to forbear from exercising any further remedies, other than suspension of advances under the working capital line of credit, until August 31, 2015 by which time the process of withdrawing the Pension Plan statutory liens was completed in accordance with terms of the settlement of the Pension Plan liabilities thereby curing the default.  The agreement to forbear from exercising any further remedies was subject to the Company continuing to make debt service payments under the mortgage note agreements, the occurrence of no further adverse events in the condition of the Company and the Company's agreement to the incorporation of the financial covenants in the line of credit agreement as additional covenants in the mortgage note agreements effective immediately and continuing until the mortgage notes are paid in full. One of the covenants requires Spitz to maintain tangible net worth of at least $6,000 measured upon issuance of quarterly and annual financial statements. As of the end of the second and third quarter of 2014, Spitz's tangible net worth measured $5,914 and $5,801, respectively. As of December 31, 2014, Spitz's tangible net worth measured $5,744.  The commercial bank granted a waiver of the event of default for the failure to maintain Spitz's tangible net worth of at least $6,000 as of the end of the second and third quarters of 2014 and as of December 31, 2014. At the end of each fiscal quarter of 2015 Spitz tangible net worth exceeded the $6,000 covenant compliance threshold.  The Company believes that it will be in compliance with the additional covenants in future periods.

Sale-Leaseback Financing

In November 2009, the Company completed a purchase agreement with a buyer, Wasatch Research Park I, LLC ("Wasatch"), to sell its corporate office buildings and its interest in the lease for the land occupied by the buildings in Utah for $2,500.  Under the agreement, E&S transferred legal title of the buildings including improvements and assigned the related land lease to Wasatch. E&S also entered into a sublease agreement to lease back the land and building for rent of $501 per year, of which $126 represents the land lease and $375 represents the building lease.   The sublease agreement had a term of 5 years with an option for two subsequent 5-year renewal periods.  The agreement provided the Company with a 5-year option to repurchase all of the buildings under lease or only one of the buildings known as the Substation along with the lease interest in the land. In 2011, Rocky Mountain Power ("RMP"), a public utility company, obtained a decree of condemnation of the Substation so that RMP may repurpose the Substation for public use. As such, the Company no longer had the option to buy the Substation.

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

The repurchase transaction was required to have been completed by October 31, 2014. On November 4, 2014, the Company agreed to an extension of its current lease for a term of 5 years. As a condition of the extension the Company will no longer have a right to repurchase the buildings. Base annual rent for the extended 5-year term is $549. Base annual rent prior to the lease extension was $509.

The extension of the lease for five years without a repurchase option was recorded as a disposition of building assets along with the extinguishment of lease debt obligation in the amount of $3,152 and the deferred rent obligation on the land lease of $1,525. The book value of the disposed building amounted to $2,532. As a result, the gain on the disposal of the building assets was $620. The new lease obligation is recorded as an operating lease for a term of five years commencing November 1, 2014. Accounting for a sale leaseback transaction was applied and as a result the $620 gain on the disposition of the building assets was deferred and will be amortized over the five-year term of the new operating lease. Likewise, the $1,525 gain from the extinguishment of the deferred rent credit is being amortized over the five-year term of the new operating lease.

Other
In 2016, we expect capital expenditures similar to 2015.  There were no material capital expenditure commitments as of December 31, 2015, nor do we anticipate any over the next several years.
Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of February 28, 2016, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during 2015 or 2014.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.
We also maintain trade credit arrangements with certain suppliers.  The unavailability of a significant portion of, or the loss of, these trade credit arrangements from suppliers would have a material adverse effect on our financial condition and operations.
As of December 31, 2015, our total indebtedness was $2,174 on the mortgage notes.  Our cash and restricted cash, subject to various restrictions set forth in this annual report on Form 10-K, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.
Effects of Inflation
The effects of inflation were not considered material for the years 2015 and 2014, and are not expected to be material for the year 2016.
Application of Critical Accounting Estimates
The application of the accounting estimates discussed below is considered by management to be critical to an understanding of our consolidated financial statements.  Their application places significant demands on management's judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  Specific risks for these critical accounting estimates are described in the following paragraphs.  A summary of significant accounting policies can be found in Note 1, "Nature of Operations and Summary of Significant Accounting Policies," of Item 8, "Financial Statements and Supplementary Data," in this annual report on Form 10-K. For all of these policies, management cautions that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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
Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740) ("ASU 2015-17").  ASU 2015-17 requires that all deferred income tax assets and liabilities be classified as non-current.  ASU 2015-17 is not effective until the 2017 fiscal year.  The Company is currently assessing the impact, if any, on its financial reporting of implementing this guidance.
In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03").  To simplify presentation of debt issuance costs, the amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03.  For public companies, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption is permitted for financial statements that have not been previously issued.  The Company is currently assessing the impact, if any, on its financial reporting of implementing this guidance.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 provides for a single, principles-based model for revenue recognition that replaces existing revenue recognition guidance. ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company has not yet selected a transition method and is in the process of evaluating the effect ASU 2014-09 will have on its consolidated financial statements and related disclosures.  During 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date ("ASU 2015-14"), which deferred the date of ASU 2014-09 by one year.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). This standard sets forth management's responsibility to evaluate, each reporting period, whether there is substantial doubt about the entity's ability to continue as a going concern, and if so, to provide related note disclosures. ASU 2014-15 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016. The Company is currently assessing the impact, if any, on its financial reporting of implementing this guidance.

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

•	Our belief that our existing sources of liquidity, including marketable securities, will provide sufficient liquidity to meet our obligations through 2016 and beyond.

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

•	Our belief that any potential shortfalls in our forecasted revenues would be within a range whereby we could reduce variable costs in order to meet our 2016 obligations.
•	Our belief that the business has the potential for long-term profitability without the burden of the Pension Plan.
•	Our belief that capital expenditures during 2016 will be similar to the capital expenditures incurred during 2015.
•	Our belief that the effects of inflation will not be material for 2016.
•	Our belief that approximately 80% of our backlog will be converted to sales in 2016.
•	Our belief that our 2016 orders will continue at a level sufficient to recognize sales in 2016 comparable to 2015.
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

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$3,734	$7,038
Restricted cash	601	711
Accounts receivable, net	4,825	4,586
Costs and estimated earnings in excess of billings on
uncompleted contracts	2,695	1,699
Inventories, net	4,072	4,163
Prepaid expenses and deposits	1,038	635
Total current assets	16,965	18,832
Property and equipment, net	4,735	4,803
Goodwill	635	635
Intangible assets, net	27	68
Other assets	1,082	1,118
Total assets	$23,444	$25,456

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,062	$710
Accrued liabilities	1,031	1,142
Billings in excess of costs and estimated earnings on
uncompleted contracts	3,995	5,176
Customer deposits	3,232	4,081
Current portion of retirement obligations	480	535
Current portion of pension settlement obligation	356	-
Current portion of long-term debt	199	2,362
Total current liabilities	10,355	14,006
Pension and retirement obligations, net of current portion	4,839	40,076
Pension settlement obligation, net of current portion	5,268	-
Long-term debt, net of current portion	1,975	-
Deferred rent obligation	1,653	2,077
Total liabilities	24,090	56,159
Commitments and contingencies (Notes 4, 5, 6 and 8)
Stockholders' deficit:
Preferred stock, no par value: 10,000,000 shares authorized;
no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized;
11,441,666 shares issued	2,288	2,288
Additional paid-in-capital	53,434	54,500
Common stock in treasury, at cost, 264,350 and 352,467
shares, respectively	(3,532)	(4,709)
Accumulated deficit	(50,432)	(49,157)
Accumulated other comprehensive loss	(2,404)	(33,625)
Total stockholders' deficit	(646)	(30,703)
Total liabilities and stockholders' deficit	$23,444	$25,456
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
	Years Ended December 31,
	2015	2014

Sales	$35,298	$26,466
Cost of sales	(22,956)	(16,989)
Gross profit	12,342	9,477
Operating expenses:
Selling, general and administrative	(6,633)	(6,873)
Research and development	(2,262)	(2,187)
Pension	(522)	(1,147)
Pension settlement	(3,620)	-
Total operating expenses	(13,037)	(10,207)

Operating loss	(695)	(730)
Interest expense	(429)	(629)
Other income (expense), net	(163)	77
Loss before income tax benefit (provision)	(1,287)	(1,282)
Income tax benefit (provision)	12	(23)
Net loss	$(1,275)	$(1,305)

Net loss per common share – basic and diluted	$(0.11)	$(0.12)

Weighted average common shares outstanding – basic	11,150	11,089
Weighted average common shares outstanding – diluted	11,150	11,089

Comprehensive income (loss), net of tax:
Net loss	$(1,275)	$(1,305)
Reclassification of pension expense to net loss	-	406
Pension settlement	31,776	-
Increase in minimum pension liability	(555)	(16,422)
Other comprehensive income (loss)	31,221	(16,016)
Total comprehensive income (loss)	$29,946	$(17,321)
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In thousands)
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total

Balance, December 31, 2013	11,442	$2,288	$54,484	$(4,709)	$(47,852)	$(17,609)	$(13,398)
Net loss	-	-	-	-	(1,305)	-	(1,305)
Other comprehensive loss	-	-	-	-	-	(16,016)	(16,016)
Stock-based compensation	-	-	16	-	-	-	16
Balance, December 31, 2014	11,442	2,288	54,500	(4,709)	(49,157)	(33,625)	(30,703)
Net loss	-	-	-	-	(1,275)	-	(1,275)
Issuance of 88,117 shares from treasury for pension settlement	-	-	(1,107)	1,177	-	-	70
Other comprehensive income	-	-	-	-	-	31,221	31,221
Stock-based compensation	-	-	41	-	-	-	41
Balance, December 31, 2015	11,442	$2,288	$53,434	$(3,532)	$(50,432)	$(2,404)	$(646)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(1,275)	$(1,305)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization	291	465
Amortization of deferred pension costs	106	406
Pension settlement charge	3,620	-
Provision for excess and obsolete inventory	155	197
Other	166	190
Changes in assets and liabilities:
Decrease in restricted cash	110	309
Decrease (increase) in accounts receivable	(373)	979
Increase in inventories	(64)	(1,335)
Decrease (increase) in costs and estimated earnings in excess of
excess of billings on uncompleted contracts, net	(2,177)	2,510
Decrease (increase) in prepaid expenses and other assets	(367)	326
Increase (decrease) in accounts payable	352	(723)
Decrease in accrued liabilities	(111)	(29)
Increase (decrease) in accrued pension and retirement liabilities	(84)	91
Decrease in pension settlement obligation	(2,019)	-
Increase (decrease) in customer deposits	(849)	1,924
Decrease in deferred rent obligation	(424)	-
Net cash provided by (used in) operating activities	(2,943)	4,005

Cash flows from investing activities:
Purchases of property and equipment	(182)	(395)
Proceeds from sale of property and equipment	9	-
Proceeds from sale of marketable securities	-	229
Net cash used in investing activities	(173)	(166)

Cash flows from financing activities:
Principal payments on long-term debt	(188)	(177)
Net cash used in financing activities	(188)	(177)

Net increase (decrease) in cash and cash equivalents	(3,304)	3,662
Cash and cash equivalents as of beginning of the year	7,038	3,376
Cash and cash equivalents as of end of the year	$3,734	$7,038

Supplemental disclosures of non-cash investing and financing activities
Settlement of pension liability	$35,870	$-
Increase in minimum pension and retirement obligations	661	16,422
Disposal of building and accrued lease obligations	-	9,378

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$364	$425
Income taxes	12	22

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All dollar amounts are in thousands except share and per share information or unless otherwise indicated.
Note 1 - Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Evans & Sutherland Computer Corporation, referred to in these notes as "Evans & Sutherland," "E&S," or the "Company," produces high-quality advanced visual display systems used primarily in full-dome video projection applications, dome projection screens and dome architectural treatments. E&S also produces unique content for planetariums, schools, science centers and other educational institutions and entertainment venues.  The Company's products include state of the art planetarium and dome theater systems consisting of proprietary hardware and software, and other unique visual display systems primarily used to project digital video on large curved surfaces.  Additionally, E&S manufactures and installs metal domes with customized optical coatings and acoustical properties that are used for planetarium and dome theaters as well as many other unique custom applications.  The Company operates in one business segment, which is the visual simulation market.
Basis of Presentation
The consolidated financial statements include the accounts of Evans & Sutherland and its wholly owned subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates that require management's most difficult and subjective judgments include revenue recognition based on the percentage-of-completion method, inventory reserves, allowance for doubtful accounts receivable, allowance for deferred income tax assets, impairment of long-lived assets, pension and retirement obligations and useful lives of depreciable assets.  Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three or fewer months to be cash equivalents.  The Company maintains cash balances in bank accounts that, at times, exceed federally insured limits.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant risk with respect to cash.  As of December 31, 2015, cash deposits as reported by the banks, including restricted cash, exceeded the federally insured limits by approximately $4,022.
Restricted Cash
Restricted cash that guarantees letters of credit that mature or expire within one year is reported as a current asset.  Restricted cash that guarantees letters of credit that mature or expire after more than one year is reported as a long-term asset.  There was no restricted cash included in other assets as of December 31, 2015 and 2014.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below represents changes in E&S's allowance for doubtful accounts receivable for the years ended December 31:
	2015	2014

Beginning balance	$217	$277
Write-off of accounts receivable	(64)	(47)
Increase (decrease) in estimated losses on accounts receivable	133	(13)
Ending balance	$286	$217
Inventories
Inventories include materials at standard costs, which approximate actual costs, as well as inventoried costs on programs and long-term contracts.  Inventoried costs include material, direct engineering and production costs, and applicable overhead, not in excess of estimated realizable value.  Spare parts and general stock materials are stated at cost not in excess of realizable value.  E&S periodically reviews inventories for excess supply, obsolescence, and valuations above estimated realizable amounts, and provides a reserve sufficient to reduce inventories to net realizable values.  Revisions of these estimates could impact net loss.
During the years ended December 31, 2015 and 2014, E&S recognized impairment losses on inventory of $155 and $197, respectively.
Inventories as of December 31, were as follows:
	2015	2014

Raw materials	$5,958	$5,468
Work in process	1,265	1,678
Finished goods	220	233
Reserve for obsolete inventory	(3,371)	(3,216)
Inventories, net	$4,072	$4,163
Property and Equipment
Property and equipment are stated at cost.  Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets.  Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized.  Leasehold improvements are assigned useful lives based on the shorter of their useful lives or the term of the related leases, including renewal options likely to be exercised.  Routine maintenance, repairs and renewal costs are expensed as incurred.  When property is retired or otherwise disposed of, the carrying values are removed from the property and equipment and related accumulated depreciation and amortization accounts.  Depreciation and amortization are included in cost of sales, research and development or selling, general and administrative expenses depending on the nature of the asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Depreciation expense was $250 and $418 for the years ended December 31, 2015 and 2014, respectively.  The cost and estimated useful lives of property and equipment and the total accumulated depreciation and amortization were as follows as of December 31:
	Estimated
	Useful Lives	2015	2014

Land	n/a	$2,250	$2,250
Buildings and improvements	5 - 40 years	3,028	3,028
Manufacturing machinery and equipment	3 - 8 years	5,301	5,183
Office furniture and equipment	3 - 8 years	779	779
Total		11,358	11,240
Less accumulated depreciation and amortization		(6,623)	(6,437)
Net property and equipment		$4,735	$4,803
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

Intangible Assets

E&S amortizes the cost of intangible assets over their estimated useful lives. Amortizable intangible assets are reviewed at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization.  Amortization expense was $41 and $47 for the years ended December 31, 2015 and 2014, respectively.

Software Development Costs

Software development costs, if material, are capitalized from the date technological feasibility is achieved until the product is available for general release to customers.  Such costs were not material for the years presented.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below represents changes in E&S's warranty reserve for the years ended December 31:
	2015	2014

Beginning balance	$125	$150
Additions to warranty reserve	149	98
Warranty costs	(147)	(123)
Ending balance	$127	$125
Revenue Recognition
Sales include revenues from system hardware, software, database products and service contracts.  The following table provides information on revenues by recognition method applied during the years:
	2015	2014

Percentage of completion	$19,827	$14,085
Completed contract	13,653	10,670
Other	1,818	1,711
Total sales	$35,298	$26,466
The following methods are used to record revenue:
Percentage of Completion. In arrangements that are longer in term and require significant production, modification or customization, revenue is recognized using the percentage-of-completion method.  In applying this method,  the Company utilizes the cost-to-cost methodology whereby it estimates the percent complete by calculating the ratio of costs incurred (consisting of material, labor and subcontracting costs, as well as an allocation of indirect costs) to its estimate of total anticipated costs.   This ratio is then utilized to determine the amount of gross profit earned based on its estimate of total gross profit at completion.  The Company routinely reviews estimates related to percentage-of-completion contracts and adjusts for changes in the period the revisions are made.  Billings on uncompleted percentage-of-completion contracts may be greater than or less than incurred costs and estimated earnings, and are recorded as an asset or liability in the accompanying consolidated balance sheets.
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
Basic loss per common share is based upon the average number of shares of common stock outstanding during the year. Potentially dilutive securities from stock options are discussed in Note 9.
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
Other Comprehensive Loss
On a net basis for 2015 and 2014, there were deferred income tax assets resulting from items reflected in comprehensive loss.  However, E&S has determined that it is more likely than not that it will not realize such net deferred income tax assets and has therefore established a valuation allowance against the full amount of the net deferred income tax assets.  Accordingly, the net income tax effect of the items included in other comprehensive income (loss) is zero.  Therefore, the Company has included no income tax expense or benefit in relation to items reflected in other comprehensive income (loss).
The components of accumulated other comprehensive loss were as follows as of December 31:
	2015	2014

Additional minimum pension liability	$(2,404)	$(33,625)
Total accumulated other comprehensive loss	$(2,404)	$(33,625)
Leases
The Company recognizes scheduled rent increases on a straight-line basis over the lease term, which may include optional lease renewal terms. Deferred rent income and expense are recognized to reflect the difference between the rent paid or received in the current period and the calculated straight-line amount.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740) ("ASU 2015-17").  ASU 2015-17 requires that all deferred income tax assets and liabilities be classified as non-current.  ASU 2015-17 is not effective until the 2017 fiscal year.  The Company is currently assessing the impact, if any, on its financial reporting of implementing this guidance.
In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03").  To simplify presentation of debt issuance costs, the amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03.  For public companies, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption is permitted for financial statements that have not been previously issued.  The Company is currently assessing the impact, if any, on its financial reporting of implementing this guidance.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 provides for a single, principles-based model for revenue recognition that replaces existing revenue

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recognition guidance. ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company has not yet selected a transition method and is in the process of evaluating the effect ASU 2014-09 will have on its consolidated financial statements and related disclosures.  During 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date ("ASU 2015-14"), which deferred the date of ASU 2014-09 by one year.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). This standard sets forth management's responsibility to evaluate, each reporting period, whether there is substantial doubt about the entity's ability to continue as a going concern, and if so, to provide related note disclosures. ASU 2014-15 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2016. The Company is currently assessing the impact, if any, on its financial reporting of implementing this guidance.

Liquidity

The Company has experienced recurring annual losses since 2007, except for 2013. On April 21, 2015, the Company executed an agreement (the "Pension Settlement Agreement") which terminated its defined benefit pension plan (the "Pension Plan") and settled the Pension Plan's liabilities in exchange for an obligation to pay to the Pension Benefit Guaranty Corporation ("PBGC") $10,500 over twelve years and issue to the PBGC 88,117 shares of E&S treasury stock (see Note 5). In addition, the Pension Settlement Agreement has led to a new banking relationship and improved credit capacity. Aided by prior cost reduction efforts and improved sales volume, for the year ended December 31, 2015, the Company has generated profitable results before recording the pension expense and a charge for the settlement of the Pension Plan. The Company is no longer incurring expenses related to the terminated Pension Plan but as of December 31, 2015 is responsible for eleven annual installment payments of $750 to the PBGC. Management believes that the Company's unrestricted cash balances totaling $3,734 as of December 31, 2015 and improved credit capacity and forecasted operations provide sufficient resources to meet the Company's obligations, including the terms of the Pension Settlement Agreement, through at least the end of 2016.

Note 2 – Definite-Lived Intangible Assets and Goodwill

Definite-lived intangible assets consisted of the following as of December 31, 2015 and 2014:

		December 31,
		2015		2014

	Weighted Avg.	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period in Years	Amount	Amortization	Amount	Amortization
Class
Maintenance and legacy customers	10	$350	$(335)	$350	$(308)
Planetarium shows	10	280	(268)	280	(254)
Total		$630	$(603)	$630	$(562)

Amortization expense for the years ended December 31, 2015 and 2014 was $41 and $47, respectively.

Maintenance and legacy customers and planetarium shows represent the value of definite-lived intangibles that were identified in the acquisition of Spitz in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The remaining balance of definite-lived intangible assets is expected to be amortized to expense in 2016. Goodwill of $635 resulted from the acquisition of the Company's wholly owned subsidiary, Spitz, and was measured as the excess of the $2,884 purchase consideration paid over the fair value of the net assets acquired. The Company has made its annual assessment of impairment of goodwill and has concluded that goodwill is not impaired as of December 31, 2015.

Note 3 - Costs and Estimated Earnings on Uncompleted Contracts
Comparative information with respect to uncompleted contracts as of December 31:
	2015	2014

Total accumulated costs and estimated earnings on uncompleted contracts	$33,445	$29,629
Less total billings on uncompleted contracts	(34,745)	(33,106)
Ending balance	$(1,300)	$(3,477)

The above amounts are reported in the consolidated balance sheets as of December 31 as follows:
	2015	2014

Costs and estimated earnings in excess of billings on uncompleted contracts	$2,695	$1,699
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,995)	(5,176)
Ending balance	$(1,300)	$(3,477)
Note 4 – Leases and gain on disposal of building assets
The Company occupies real property and uses certain equipment under lease arrangements that are accounted for as operating leases.  The Company's real property leases contain escalation clauses.  Rental expense for all operating leases for 2015 and 2014 was $216 and $230, respectively.
On November 4, 2014, the Company agreed to an extension of its real estate lease for its corporate office buildings for a term of 5 years. The previous lease term included a repurchase option and was recorded as a financing obligation (see Note 6). Under the lease extension, the repurchase option expired and the extended lease term is recorded as an operating lease. Base annual rent for the extended 5-year term is $549.

The extension of the lease for five years without a repurchase option was recorded as a disposal of building assets with a book value of $2,532. The extinguishment of the lease obligation recorded as debt in the amount of $3,152 represented consideration received for the disposal. The disposal of the building assets and extinguishment of the lease financing obligation resulted in a gain on the disposal of the building assets in the amount of $620. Accounting for a sale leaseback transaction was applied and, as a result, the $620 gain on the disposal of the building assets was deferred and will be recognized ratably, as a credit against rent expense, over the five-year term of the new operating lease. The amount of the gain on the building asset disposal recognized in 2014 was $21.

There was also a deferred rent credit of $1,526 which was extinguished as a result of the new operating lease. The deferred rent credit represented previously recorded but unpaid rent expense for the prior long-term land lease in accordance with straight-line lease accounting. Because, under the new five-year operating lease, the Company will no longer be obligated or expected to pay the unpaid rent expense reflected in the deferred rent credit, the $1,526 balance is extinguished and represents additional gain as a result of the new lease extension.  The $1,526 gain from the extinguishment of the deferred rent credit will be recognized ratably over the five-year term as a credit against rent expense of the new operating lease. The amount of the gain from the extinguishment of the deferred rent credit recognized in 2014 was $51.

Future minimum rent expense payments under the new operating lease and the remaining deferred gain from the disposal of the building assets and deferred rent credit to be recognized are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ending	Rent	Gain on	Deferred	Net Rent
December 31,	Expense	Building	Rent Credit	Expense

2016	$549	$(124)	$(305)	$120
2017	549	(124)	(305)	120
2018	565	(124)	(305)	136
2019	475	(106)	(260)	109
Total	$2,138	$(478)	$(1,175)	$485
There are no other lease obligations that have initial or remaining non-cancelable lease terms in excess of one year.

Note 5 - Employee Retirement Benefit Plans
Settlement of Pension Plan Liabilities
On January 7, 2013, the Company submitted a PBGC Form 600 Distress Termination, Notice of Intent to Terminate, to the PBGC. The notice filing initiated an application process by the Company with the PBGC for the distress termination of the Pension Plan. The Pension Plan benefits are guaranteed by the ERISA Title IV insurance fund, which is administered by the PBGC. The Company proposed a termination date of March 8, 2013. Through the application process, the Company's intent was to demonstrate to the PBGC that it qualified for a distress termination of the Pension Plan under either of two of the criteria of Section 4041(c)(2) of ERISA (inability to continue in business absent termination and unreasonably increased pension costs) and applicable PBGC regulations. To satisfy the criteria, the Company and its wholly owned subsidiary each had to demonstrate to the satisfaction of the PBGC that, unless the termination occurred, the Company would be unable to pay its debts when they came due and would be unable to continue in business, or that the costs of the Pension Plan had become unreasonably burdensome solely as a result of a decline in the workforce covered by the Pension Plan. A distress termination under Section 4041(c)(2) of ERISA transfers the Pension Plan's benefit obligations to the PBGC, up to ERISA guaranteed limits, without requiring reorganization under bankruptcy law. The Pension Plan's actuary informed the Company that following termination of the Pension Plan and subject to the PBGC's review of participant benefits, all of the benefits earned by participants as of the date of plan termination are expected to fall within ERISA guaranteed limits.
The Company's goal in seeking a distress termination of the Pension Plan was to ensure that the pension benefits of all Pension Plan participants are paid up to federally guaranteed limits and that the Company continues to operate as a going concern while avoiding the costly damage and disruption to the business which would result from reorganization.
Pursuant to a determination by the PBGC that the requirements of the distress termination of the Pension Plan had been met, on April 21, 2015, the Company, as the administrator of the Pension Plan, and the PBGC entered into an Agreement For Appointment of Trustee and Termination of Plan (the "Termination Agreement") (a) terminating the Plan, (b) establishing March 8, 2013 as the Plan's termination date and (c) appointing the PBGC as statutory trustee of the Plan.
In connection with the Termination Agreement, on April 21, 2015, the Company entered into the Pension Settlement Agreement with the PBGC to settle all liabilities of the Pension Plan including any termination premium resulting from the Pension Plan termination (the "Settled ERISA Liabilities"). Pursuant to the Pension Settlement Agreement, the Company agreed to (a) pay to the PBGC a total of $10,500, with $1,500 due within ten days following the effective date of the Pension Settlement Agreement and the remainder paid in twelve annual installments of $750 beginning on October 31, 2015 (the "Pension Settlement Obligation") and (b) issue within ten days following the effective date of the Pension Settlement Agreement 88,117 shares of the Company's treasury stock in the name of the PBGC. On April 23, 2015, the Company issued to the PBGC the 88,117 shares of stock and on May 1, 2015 it paid the initial $1,500 amount due to the PBGC. On October 22, 2015, the Company made the first of the twelve annual installments.  The Pension Settlement Agreement further provides that the PBGC will be deemed to have

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
released the Company from all Settled ERISA Liabilities upon payment of the Pension Settlement Obligation. In the event of a default by the Company of its obligations under the Pension Settlement Agreement or the underlying agreements which secure the Pension Settlement Obligation, the PBGC may enforce payment of the Settled ERISA Liabilities, which would accrue interest at various rates until payment is made and be reduced by any payments made by the Company pursuant to the Pension Settlement Agreement.  The estimated total Settled ERISA Liabilities as of the settlement date is $46,000.

To secure the Company's obligations under the Pension Settlement Agreement, on April 21, 2015, the Company also entered into a Security Agreement with the PBGC (the "Security Agreement"), and executed an Open-End Mortgage in favor of the PBGC (the "Mortgage") on certain real property owned by the Company's subsidiary, Spitz, Inc. ("Spitz"). The Security Agreement and Mortgage grant to the PBGC a security interest on all of the Company's presently owned and after-acquired property and proceeds thereof, free and clear of all liens and other encumbrances, except those described therein (the "Senior Liens"). The PBGC's security interest in the Company's property is subordinate to the Company's two senior lenders pursuant to the Security Agreement and agreements between the PBGC and the lenders (the "Intercreditor Agreements"). The Intercreditor Agreements provide for the lenders to extend credit to the Company, secured by the Senior Liens, up to specified limits. The Intercreditor Agreement between the lender of the mortgage notes and line of credit (see Note 6) and the PBGC provides for total aggregate loans of up to $6,500 secured by Senior Liens on Spitz assets. The second Intercreditor Agreement between another lender and the PBGC provides for up to $3,000 of letter of credit indebtedness secured by Senior Liens on cash deposits. The Pension Settlement Agreement also required that the PBGC withdraw all lien notices with respect to the statutory liens it previously perfected on behalf of the Pension Plan with respect to all real and personal property of the Company as soon as reasonably practicable after the 91st day after the perfection of all consensual liens granted to the PBGC by the Security Agreement and Mortgage.  In August 2015, the PBGC's lien notices with respect to the statutory liens were withdrawn.

The termination of the Pension Plan and settlement of its underlying liabilities enables the Company to satisfy the previously disclosed unfunded liability attributable to the Pension Plan by the issuing to the PBGC the 88,117 shares of stock from treasury and making the fixed installment payments of the Pension Settlement Obligation. As of the date of the Pension Settlement Agreement, the balance of the unfunded liability attributable to the Pension Plan, which was previously reported with Pension and Retirement Obligations, was $35,870, of which $31,776 was attributable to accumulated other comprehensive loss. The market value of the 88,117 shares of stock issued to the PBGC from treasury on April 23, 2015 was $70. The Pension Settlement Obligation was recorded as a liability of the Company as of April 21, 2015 in the amount of $7,643, reflecting the present value of the installments at an interest rate of 7%, which the Company believes represents the fair market interest rate for junior secured debt with similar secured terms of the Security Agreement. The unfunded Pension Plan liability of $35,870 exceeded the $7,714 combined value of the stock issued to the PBGC and the Pension Settlement Obligation by $28,156. There are no income tax consequences of the settlement since no tax deduction was taken for the pension expense that gave rise to the Pension Plan liability. Accordingly, the settlement of the Pension Plan Liabilities was recorded as of April 21, 2015 as follows:

Unfunded Pension Plan Liability	$35,870

Market value of common shares issued from treasury	(70)
Pension Settlement Obligation	(7,644)
Total consideration to PBGC	(7,714)

Total gain from settlement of Pension Plan Liabilities	$28,156

Gain recorded as:
Charge to statement of operations	$(3,620)
Other comprehensive Income	31,776
Contribution to total comprehensive income	$28,156

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
After applying the first $1,500 installment made on May 1, 2015, and the first annual installment on October 22, 2015, and recording imputed interest expense at 7%, the balance of the Pension Settlement Obligation is recorded with liabilities on the balance sheet as follows as of December 31, 2015:

Current portion of pension settlement obligation	$356
Pension settlement obligation, net of current portion	5,268
Total Pension Settlement Obligation	$5,624

As a result of the settlement of Pension Plan liabilities on April 21, 2015, the Company's only remaining pension obligation is the Supplemental Executive Retirement Plan ("SERP"). The Company recorded expense of $326 related to the Pension Plan for the first quarter prior to the Termination Agreement executed on April 21, 2015.
Supplemental Executive Retirement Plan
The SERP provides eligible executives defined pension benefits, outside the Pension Plan, based on average salary, years of service and age at retirement.  The SERP was amended in 2002 to discontinue further SERP gains from future salary increases and close the SERP to new participants.
401(k) Deferred Savings Plan
The Company has a deferred savings plan that qualifies under Section 401(k) of the Internal Revenue Code.  The 401(k) plan covers all employees of the Company who have at least one year of service and who are age 18 or older.  Matching contributions are made on employee contributions after the employee has achieved one year of service.  Extra matching contributions can be made based on profitability and other financial and operational considerations.  No extra matching contributions have been made to date.  Contributions to the 401(k) plan for 2015 and 2014 were $168 and $197, respectively.
Obligations and Funded Status for Pension Plan and SERP
E&S uses a December 31 measurement date for both the Pension Plan and the SERP.
Information concerning the obligations, plan assets and funded status of employee retirement defined benefit plans are provided below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	Pension Plan		SERP
Changes in benefit obligation	2015	2014	2015	2014

Projected benefit obligation - beginning of year	$64,831	$48,091	$4,871	$4,846
Service cost	-	-	-	-
Interest cost	617	2,275	177	218
Actuarial loss	1,690	14,942	769	308
Benefits paid	(339)	(477)	(497)	(501)
Transfer of benefit obligation upon termination	(66,799)	-	-	-
Projected benefit obligation - end of year	$-	$64,831	$5,320	$4,871
	Pension Plan		SERP
Changes in plan assets	2015	2014	2015	2014

Fair value of plan assets - beginning of year	$29,721	$29,073	$-	$-
Actual return on plan assets	1,547	1,125	-	-
Contributions	-	-	497	501
Benefits paid	(339)	(477)	(497)	(501)
Transfer out upon termination	(30,929)	-	-	-
Fair value of plan assets - end of year	$-	$29,721	$-	$-
	Pension Plan		SERP
Net amount recognized	2015	2014	2015	2014

Unfunded status	$-	$(35,111)	$(5,320)	$(4,871)
Accrued PBGC insurance premiums	-	(629)	-	-
Unrecognized net actuarial loss	-	31,971	2,415	1,713
Unrecognized prior service cost	-	-	(11)	(59)
Net amount recognized	$-	$(3,769)	$(2,916)	$(3,217)
Amounts recognized in the consolidated balance sheets consisted of:
	Pension Plan		SERP
	2015	2014	2015	2014

Accrued liability	$-	$(35,111)	$(5,320)	$(4,871)
Accrued PBGC insurance premiums	-	(629)	-	-
Accumulated other comprehensive loss	-	31,971	2,404	1,654
Net amount recognized	$-	$(3,769)	$(2,916)	$(3,217)
Components of net periodic benefit cost:
	Pension Plan		SERP
	2015	2014	2015	2014

Service cost	$-	$-	$-	$-
Interest cost	617	2,275	177	218
Expected return on assets	(585)	(2,298)	-	-
Amortization of actuarial loss	195	406	68	50
Amortization of prior year service cost	-	-	(49)	(49)
Net periodic benefit expense	227	383	196	219
Insurance premium due PBGC	99	545	-	-
	$326	$928	$196	$219
Additional information
Pension expense was $522 for the year ended December 31, 2015, which included net periodic benefit expense of $227 for the pension, $196 for the SERP and $99 of insurance premiums due to the PBGC.  Pension expense was $1,147 for the year ended December 31, 2014, which included net periodic benefit expense of $383 for the pension, $219 for the SERP, $394 of insurance premiums due to the PBGC and $151 of federal excise tax related to non-payment of minimum pension funding requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There was an unrecognized net actuarial loss of $15,710 in 2014 due to a decrease in the discount rate used to remeasure the Pension Plan of 4.8% as of December 31, 2013 compared to 3.8% as of December 31, 2014.  The discount rate is estimated based on an index of similar fixed income securities.
The SERP minimum liability recorded in other comprehensive loss increased $750 in 2015 compared to an increase of $307 in 2014.  The increase in 2015 reflected the decrease to the discount rate used to measure the SERP as of December 31, 2015 of 3.7% compared to 3.8% as of December 31, 2014 and the use of more current mortality tables.
Assumptions
The weighted average assumptions used to remeasure benefit obligations as of December 31, 2015 and 2014 included a discount rate of 3.8% and 4.8%, respectively, for the Pension Plan and SERP.  The weighted average assumptions used to determine net periodic cost for the periods ended December 31, 2015 and 2014 included a discount rate of 3.8% and 4.8%, respectively, in each period for the Pension Plan and SERP. The weighted average assumption used to determine an expected long-term rate of return on Pension Plan assets was 8.0%.
The long-term rate of return on plan assets was estimated as the weighted average expected return of each of the asset classes in the target allocation of plan assets.  The expected return of each asset class is based on historical market returns.
Pension Plan Assets
The Pension Plan's weighted-average asset allocations and weighted-average targeted asset allocations for each of the years presented were as follows:
		2015	2014
Asset allocation category of plan assets	Target %	Actual %	Actual %
Mutual funds - equity securities	60	n/a	61
Mutual funds - debt securities	25	n/a	39
Real estate investment trust	5	n/a	-
Hedge funds	10	n/a	-

The asset allocation policy, consistent with the long-term growth objectives of the Pension Plan, was to invest on a diversified basis among various asset classes as determined by the Pension Plan Administrative Committee.  Assets were invested in a manner intended to provide for long-term growth with a goal to achieve returns equal to or greater than applicable benchmarks.  Investments were managed by registered investment advisors.

No securities of the Company were part of the Pension Plan assets at any time.

Fair Value Measurements

The Pension Plan assets included a significant amount of mutual funds invested in equity and debt securities that were classified within Level 1 because the underlying investments had readily available market prices. Fair values of real estate investments within the real estate investment trust were classified as Level 3 because they were valued using real estate valuation techniques and other methods that include reference to third-party sources and sales comparables where available.  Hedge fund investments were classified in Level 2 and the fair values were generally calculated from pricing models with market input parameters from third-party sources.  The Pension Plan assets fair value measurements are summarized below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	December 31,
	2014	Level 1	Level 2	Level 3
Pension Plan Assets:
Mutual funds - equity securities	$18,227	$18,227	$-	$-
Mutual funds - debt securities	11,449	11,449	-	-
Money market mutual funds	45	45	-	-
Total	$29,721	$29,721	$-	$-

Cash Flows
Employer contributions
Through September 15, 2012, the Company's funding policy was to contribute to the Pension Plan trust amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations. Beginning in October 2012, the Company discontinued this policy in order to preserve the necessary liquidity for its operations. As a result, a statutory lien in favor of the PBGC was placed against the assets of the Company to secure aggregate unpaid contributions which amounted to $6,979, including interest, as of January 15, 2015, which is the date the most recent contribution was due. However, under the Pension Settlement Agreement all of the Pension Plan's liabilities, including the unpaid contributions were settled for an amount substantially less than the total and the PBGC statutory lien was withdrawn in favor of new consensual liens which are subordinate to the Company's senior lenders (see Settlement of Pension Plan Liabilities above).
The Company is not currently required to fund the SERP.  All benefit payments are made by E&S directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes.
The Company expects to contribute and pay benefits of approximately $480 related to the SERP in 2016.
Estimated future benefit payments
As of December 31, 2015, the following benefits are expected to be paid based on actuarial estimates and prior experience:
Years Ending
December 31,	SERP
2016	$480
2017	516
2018	507
2019	449
2020	441
2021-2025	2,195

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 –Debt

Long-term debt consisted of the following as of December 31, 2015 and 2014:

	2015	2014
First mortgage note payable due in monthly installments of $23 (interest at 5.75%) through January 1, 2024; payment and rate subject to adjustment every 3 years, next adjustment January 14, 2019	$1,789	$1,957
Second mortgage note payable due in monthly installments of $4 (interest at 5.75%) through October 1, 2028; payment and rate subject to adjustment every 5 years, next adjustment October 1, 2018	385	405
Total debt	2,174	2,362
Current portion of long-term debt	(199)	(2,362)
Long-term debt, net of current portion	$1,975	$-

Principal maturities on total debt are as follows:
Years Ending
December 31,
2016	$199
2017	211
2018	224
2019	237
2020	251
Thereafter	1,052
Total debt	$2,174
Mortgage Notes

The first mortgage note payable represents the balance on a $3,200 note ("First Mortgage Note") issued on January 14, 2004 by Spitz. The First Mortgage Note requires repayment in monthly installments of principal and interest over 20 years.  On each third anniversary of the First Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve ("3YCMT").  The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original 20-year term.  On January 14, 2016, the 3YCMT was 1.14% and the interest rate on the First Mortgage Note remained at 5.75% per annum. As a result, the monthly installment amount remained at $23.

The second mortgage note payable represents the balance on a $500 note ("Second Mortgage Note") issued on September 11, 2008 by Spitz. The Second Mortgage Note requires repayment in monthly installments of principal and interest over 20 years.  On each fifth anniversary of the Second Mortgage Note, the interest rate is adjusted to the greater of 5.75% or 3% over 3YCMT.  The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original 20-year term.  On September 11, 2013, the fifth anniversary of the Second Mortgage Note, the 3YCMT was 0.88%. As a result, interest continues at 5.75% until possible adjustment on the next 5-year anniversary. The monthly installment also remains unchanged at $4.

The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreement.  The real property had a carrying value of $4,301 as of December 31, 2015. The Mortgage Notes are guaranteed by E&S.

On October 3, 2014, the holder of the mortgage notes, a commercial bank, notified the Company that the statutory liens placed on the Company's assets by the Pension Plan constituted an event of default under the mortgage note agreements. The commercial bank agreed to forbear from exercising any further remedies, other than suspension of advances under the working capital line of credit, until August 31, 2015 by which time the process of withdrawing the statutory Pension Plan liens was completed in accordance with terms of the Pension Settlement Agreement (see Note 5) curing the default.  The agreement to forbear from exercising any further remedies was subject to the Company continuing to make debt service payments under the mortgage note agreements, the occurrence of no further adverse events in the condition of the Company and the Company's agreement to the incorporation of the financial covenants in the line of credit agreement as additional covenants in the mortgage note agreements effective immediately and continuing until the mortgage notes are paid in full. One of the covenants requires Spitz to maintain tangible net worth of at least $6,000 measured upon issuance of quarterly and annual financial statements. As of the end of the second and third quarter of 2014, Spitz's tangible net worth measured $5,914 and $5,801, respectively. As of December 31, 2014, Spitz's tangible net worth measured $5,744.  The commercial bank granted a waiver of the event of default for the failure to maintain Spitz's tangible net worth of at least $6,000 as of the end of the second and third quarters of 2014 and as of December 31, 2014. At the end of each fiscal quarter of 2015 Spitz tangible net worth exceeded the $6,000 covenant compliance threshold.  The Company believes that it will be in compliance with the additional covenants in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Line of Credit

The Company is a party to a line-of-credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund Spitz working capital requirements. Under the line of credit agreement, interest is charged on amounts borrowed at the lender's prime rate less 0.25%.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The line-of-credit agreement and mortgage notes (with the same commercial bank) contain cross default provisions whereby a default on either agreement will result in a default on both agreements. On October 3, 2014, the commercial bank notified the Company that it was no longer obligated to make advances under the line-of-credit agreement and elected to suspend future advances because of events of default on loan covenants resulting from the statutory liens placed on the Company's assets by the Pension Plan. In September 2015, the bank confirmed that the defaults were cured as a result of the settlement of the pension liabilities. There were no borrowings outstanding under the line-of-credit agreement as of December 31, 2015.
Sale/Leaseback Financing

In November 2009, the Company completed a purchase agreement with a buyer, Wasatch Research Park I, LLC ("Wasatch") to sell its corporate office buildings and its interest in the lease for the land occupied by the buildings in Utah for $2,500.  Under the agreement, E&S transferred legal title of the buildings including improvements and assigned the related land lease to Wasatch. E&S also entered into a sublease agreement to lease back the land and building for rent of $501 per year, of which $126 represents the land lease and $375 represents the building lease.   The sublease agreement had a term of 5 years with an option for two subsequent 5-year renewal periods.  The agreement provided the Company with a 5-year option to repurchase all of the buildings under lease or only one of the buildings known as the Substation along with the lease interest in the land. In 2011, Rocky Mountain Power ("RMP"), a public utility company, obtained a decree of condemnation of the Substation so that RMP may repurpose the Substation for public use. As such, the Company no longer had the option to buy the Substation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The repurchase transaction was required to have been completed by October 31, 2014. On November 4, 2014, the Company agreed to an extension of its current lease for a term of 5 years. As a condition of the extension, the Company no longer has a right to repurchase the buildings. Base annual rent for the extended 5-year term is $549.

The extension of the lease for 5 years without a repurchase option resulted in a new operating lease and the extinguishment of the lease debt obligation in the amount of $3,152 along with the disposal of building assets amounting to $2,532. As a result, there was a gain on the disposal of the building assets in the amount of $620 which was deferred under sale leaseback accounting rules (see Note 4).

Note 7 - Income Taxes
The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company is subject to audit by the IRS and various states for tax years dating back to 2011.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Income tax for 2015 and 2014 consisted of a benefit of $12 and expense of $23, respectively, of federal and state income taxes. The actual expense differs from the expected tax benefit (provision) as computed by applying the U.S. federal statutory income tax rate of 34 percent for 2015 and 2014, as follows:
	2015	2014

Income tax benefit at U.S. federal statutory rate	$440	$436
State tax benefit (provision) (net of federal income tax benefit)	(14)	42
Change in valuation allowance attributable to operations	4,146	(332)
Change in effective tax rate	(4,064)	-
Pension settlement	(466)	-
Other, net	(31)	(169)
Income tax benefit (provision)	$12	$(23)
The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities as of December 31, 2015 and 2014 are as follows:
	2015	2014

Property and equipment, principally due to differences in depreciation	$(722)	$845
Inventory reserves and other inventory-related temporary basis differences	696	663
Warranty, vacation, deferred rent and other liabilities	883	1,114
Retirement liabilities	1,088	2,427
Net operating loss carryforwards	62,194	63,511
Credit carryforwards	817	825
Other	1,227	944
Total deferred income tax assets	66,183	70,329
Less valuation allowance	(66,183)	(70,329)
Net deferred income tax assets	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Worldwide income (loss) before income taxes consisted of the following:
	2015	2014

United States	$(1,296)	$(1,282)
International	-	-
Total	$(1,296)	$(1,282)

Income tax benefit (provision) consisted of the following:
	2015	2014
Current
U.S. federal	$-	$-
State	12	(23)
Total	$12	$(23)
Deferred
U.S. federal	$(4,068)	$985
State	(78)	(653)
Total	(4,146)	332
Valuation allowance (increase) decrease	4,146	(332)
Total	$-	$-
E&S has total federal net operating loss carryforwards of approximately $168,400 which expire from 2018 through 2033.  No federal net operating loss carryforwards expired in 2015 or 2014.  The Company has various federal tax credit carryforwards of approximately $800, a portion of which expire between 2015 and 2016.  E&S also has state net operating loss carryforwards of approximately $149,700 that expire at various dates depending on the rules of the states to which the loss or credit is allocated.
During the years ended December 31, 2015 and 2014, the valuation allowance on deferred income tax assets decreased by $4,146 and increased by $332, respectively.  Valuation allowances were established according to the belief that it is more likely than not that these net deferred income tax assets will not be realized.

Note 8 - Commitments and Contingencies

Letters of Credit

Under the terms of financing arrangements for letters of credit, E&S is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit or bank guarantees issued, plus other amounts necessary to adequately secure obligations with the financial institution.  As of December 31, 2015, there were outstanding letters of credit and bank guarantees of $600, which are scheduled to expire in 2016.  There was no restricted cash included in other assets as of December 31, 2015 or 2014.

Note 9 - Stock Option Plan

In 2014, stockholders approved the adoption of the Evans & Sutherland Computer Corporation 2014 Stock Incentive Plan ("2014 Plan") which replaced the expired 2004 Stock Incentive Plan of Evans & Sutherland Computer Corporation ("2004 Plan").  The 2014 Plan is a stock incentive plan that provides for the grant of options and restricted stock awards to employees and for the grant of options to non-employee directors essentially the same as the 2004 Plan.  Under the 2014 Plan, non-employee directors may continue to receive an annual option grant for no more than 10,000 shares.  New non-employee directors may also continue to receive an option grant for no more than 10,000 shares upon their appointment or election.  With the adoption of the 2014 Plan, no additional options can be issued under the 2004 Plan.  Options granted under the 2004 Plan are still held by recipients and will continue to be subject to the terms and conditions of the 2004 plan which are essentially the same as the 2014 Plan. The 2014 Plan continues a minimum exercise price for options of 110% of fair market value on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted stock awards may be qualified as a performance-based award that conditions a participant's award upon achievement by the Company or its subsidiaries of performance goals established by the Board of Directors' Compensation Committee.

The number of shares, terms, and exercise periods of option grants are determined by the Board of Directors on an option-by-option basis. Options generally vest ratably over three years and expire ten years from the date of grant.  As of December 31, 2015, options to purchase 1,303,713 shares of common stock were authorized and reserved for future grant.

A summary of activity follows (shares in thousands):

	2015		2014
		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price

Outstanding as of beginning of the period	1,333	$2.08	1,235	$2.62
Granted	221	0.39	200	0.13
Exercised	-	-	-	-
Forfeited or expired	(84)	7.23	(102)	4.85
Outstanding as of end of the period	1,470	1.53	1,333	2.08

Exercisable as of end of the period	1,065	2.01	996	2.74

The weighted average fair value of options granted during 2015 and 2014 was $0.39 and $0.13, respectively.  As of December 31, 2015, options exercisable and options outstanding had a weighted average remaining contractual term of 3.4 and 4.8 years, respectively, and no aggregate intrinsic value. As of December 31, 2014, options exercisable and options outstanding had a weighted average remaining contractual term of 3.4 and 4.7 years, respectively, and no aggregate intrinsic value.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants made in 2015 and 2014:

	2015	2014
Expected life (in years)	3.5	3.5
Risk free interest rate	0.91%	0.74%
Expected volatility	340%	340%
Dividend yield	-	-

Expected option lives and volatilities are based on historical data of the Company.  The risk free interest rate is calculated as the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no plans to do so.

As of December 31, 2015, there was approximately $35 of total unrecognized share-based compensation cost related to grants under the plan that will be recognized over a weighted-average period of 1.9 years.  As of December 31, 2014, there was approximately $10 of total unrecognized share-based compensation cost related to grants under the plan that will be recognized over a weighted-average period of 1.9 years.

Share-based compensation expense, from awards under the 2004 Plan for the years ended December 31, 2015 and 2014 amounted to $41 and $16, respectively, and was recorded as general and administrative expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 - Preferred Stock

Class A Preferred Stock

The Company has 5,000,000 authorized shares of Class A Preferred stock.  As of December 31, 2015 and 2014, there were no Class A Preferred shares outstanding.

Class B Preferred Stock

The Company has 5,000,000 authorized shares of Class B Preferred stock.  As of December 31, 2015 and 2014, there were no Class B Preferred shares outstanding.

Note 11 - Geographic Information

The table below presents sales by geographic location:
	2015	2014

United States	$16,809	$11,639
International	18,489	14,827
Total sales	$35,298	$26,466
Note 12 - Significant Customers
As of December 31, 2015, Customers A, B, C and D represented 14%, 14%, 13% and 13% of accounts receivable, respectively, and Customers E and F represented 41% and 12% of costs and estimated earnings in excess of billings, respectively.
As of December 31, 2014, Customers E and G represented 23% and 12% of accounts receivable, respectively, and Customers E and H represented 37% and 15% of costs and estimated earnings in excess of billings, respectively.
For the years ended December 31, 2015 and 2014, no individual customer represented 10% or more of total sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Evans & Sutherland Computer Corporation

We have audited the accompanying consolidated balance sheets of Evans & Sutherland Computer Corporation (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders' deficit and cash flows for the years then ended.   These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Evans & Sutherland Computer Corporation as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Tanner LLC

Salt Lake City, Utah
March 16, 2016

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any control system cannot provide absolute assurance, however, that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.
This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.
Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the year ended December 31, 2015, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.
ITEM 9B. OTHER INFORMATION
None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by Item 401 of Regulation S-K will be included under the caption "Election of Directors" in the Proxy Statement for our 2016 Annual Meeting of Stockholders and that information is incorporated herein by reference.  Information required by Item 405 of Regulation S-K will be included under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for our 2016 Annual Meeting of Stockholders and that information is incorporated herein by reference.  Certain information required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant." The information required by Item 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the caption "Election of Directors" in the Proxy Statement for our 2016 Annual Meeting of Stockholders and that information is herein incorporated by reference.

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

  The full text of the Evans & Sutherland Code of Ethics and Business Conduct is published on our Investors Relations website at www.es.com.  We intend to disclose future amendments to certain provisions of our Code of Ethics and Business Conduct or waivers of such provisions granted to executive officers and directors on this website within four business days following the date of such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included under the captions, "Executive Compensation," and, "Election of Directors," in the Proxy Statement for our 2016 Annual Meeting of Stockholders and that information is herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELaTED STOCKHOLDER MATTERS
The information required by Item 403 of Regulation S-K will be included under the caption, "Security Ownership of Certain Beneficial Owners and Management," in the Proxy Statement for our 2016 Annual Meeting of Stockholders and that information is herein incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2015:
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders	1,469,968	$1.53	1,303,713
Equity compensation plans not approved by
security holders	-	-	-
Total	1,469,968	$1.53	1,303,713

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption, "Certain Relationships and Related Party Transactions," in the Proxy Statement for our 2016 Annual Meeting of Stockholders and that information is herein incorporated by reference.  The information required by Item 407(a) of Regulation S-K will be included under the caption, "Election of Directors," in the Proxy Statement for our 2016 Annual Meeting of Stockholders and that information is herein incorporated by reference

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included under the caption, "Report of the Audit Committee of the Board of Directors," in the Proxy Statement for our 2016 Annual Meeting of Stockholders and that information is herein incorporated by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	List of documents filed as part of this report
1. Financial Statements
The following consolidated financial statements are included in Part II, Item 8 of this report on Form 10-K.
•	Consolidated Balance Sheets as of December 31, 2015 and 2014
•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015 and 2014
•	Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 2015 and 2014
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014
•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules
There are no schedules filed because of the absence of conditions under which they are required or because the required information is presented in the consolidated financial statements or the notes thereto.
3.	Exhibits
Articles of Incorporation and Bylaws
3.1.1	Articles of Incorporation, as amended, filed as Exhibit 3.1 to Evans & Sutherland Computer Corporation's Annual Report on Form 10-K, SEC File No. 000-08771, for the fiscal year ended December 25, 1987, and incorporated herein by reference.
3.1.2	Amendments to Articles of Incorporation filed as Exhibit 3.1.1 to Evans & Sutherland Computer Corporation's Annual Report on Form 10-K, SEC File No. 000-08771, for the fiscal year ended December 30, 1988, and incorporated herein by reference.
3.1.3	Certificate of Designation, Preferences and Other Rights of the Class B-1 Preferred Stock of Evans & Sutherland Computer Corporation, filed as Exhibit 3.1 to Evans & Sutherland Computer Corporation's Form 10-Q, SEC File No. 000-08771, for the quarter ended September 25, 1998, and incorporated herein by reference.
3.2.1	Amended and Restated Bylaws of Evans & Sutherland Computer Corporation, filed as Exhibit 3.2 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
3.2.2	Amendment No. 1 to the Amended and Restated Bylaws of Evans & Sutherland Computer Corporation, filed as Exhibit 3.3 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
3.2.3	Amendment No. 2 to the Amended and Restated Bylaws of Evans & Sutherland Computer Corporation, filed as Exhibit 3.1 to Evans & Sutherland Computer Corporation's Form 8-K filed with the Commission on November 31, 2015, and incorporated herein by reference.
Material contracts
Management contracts and compensatory plans
10.1	Evans & Sutherland Computer Corporation 2004 Stock Incentive Plan, filed as Annex A to Evans & Sutherland's Form 14A, SEC File No. 001-14667, filed on April 19, 2004 and incorporated herein by reference.
10.2	Amended and Restated Evans & Sutherland Computer Corporation's Supplemental Executive Retirement Plan (SERP), dated May 16, 2002, filed as Exhibit 10.38 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.3	Employment agreement between Evans & Sutherland Computer Corporation and Kirk Johnson, dated August 26, 2002, filed as Exhibit 10.14 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.4	Employment Agreement, dated February 8, 2006, by and between Evans & Sutherland Computer Corporation and Jonathan Shaw, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
10.5	Employment Agreement dated February 8, 2006, by and between Evans & Sutherland Computer Corporation and Paul Dailey, filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
10.6	Employment Agreement, dated August 26, 2002, by and between Evans & Sutherland Computer Corporation and David H. Bateman, filed as Exhibit 10.13 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.
10.7	Evans & Sutherland Computer Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation's Form 8-K filed with the Commission on May 16, 2014, and incorporated herein by reference.
10.8	Form of Incentive Stock Option Award Agreement under the Evans & Sutherland Computer Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation's Form 8-K filed with the Commission on May 16, 2014, and incorporated herein by reference.
10.9	Form of Non-Qualified Stock Option Award Agreement under the Evans & Sutherland Computer Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.3 to Evans & Sutherland Computer Corporation's Form 8-K filed with the Commission on May 16, 2014, and incorporated herein by reference.
Other material contracts
10.10	Guaranty, dated April 28, 2006, by Evans and Sutherland Computer Corporation, filed as Exhibit 10.7 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
10.11	Pledge Agreement, dated April 28, 2006, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.8 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
10.12	Security Agreement, dated April 28, 2006, by and between Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.9 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
10.13	Open-end Mortgage and Security Agreement, dated April 28, 2006, by and between Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.10 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
10.14	Mortgage Note dated January 14, 2004, of Transnational Industries, Inc. and Spitz, Inc. to First Keystone Bank filed as Exhibit 10.25 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.15	Open-End Mortgage and Security Agreement dated January 14, 2004, between Spitz, Inc. and First Keystone Bank filed as Exhibit 10.26 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.
10.16	Loan Agreement dated as January 14, 2004, between First Keystone Bank, Transnational Industries, Inc. and Spitz, Inc filed as Exhibit 10.27 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.
10.17	First Modification Agreement to Mortgage Loan Agreements, dated March 30 2007, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.28 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.
10.18	Guaranty, dated March 30, 2007 by Evans and Sutherland Computer Corporation, filed as Exhibit 10.30 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.
10.19	First Amendment to Sublease Agreement dated November 4, 2014, by and between Evans & Sutherland Computer Corporation and Wasatch Research Park I, LLC, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 26, 2014 and incorporated herein by reference.
10.20	Line of Credit Agreement between Spitz, Inc. and Bryn Mawr Trust Company dated March 15, 2012 filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 26, 2014 and incorporated herein by reference.
10.21	Settlement Agreement, dated April 21, 2015, between Pension Benefit Guaranty Corporation, Evans & Sutherland Computer Corporation and Spitz, Inc., filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation's Form 8-K filed with the Commission on April 24, 2015, and incorporated herein by reference.
10.22	Agreement For Appointment of Trustee and Termination of Plan, dated April 21, 2015, between Pension Benefit Guaranty Corporation and Evans & Sutherland Computer Corporation, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation's Form 8-K filed with the Commission on April 24, 2015, and incorporated herein by reference.
10.23	Security Agreement, dated April 21, 2015, between Pension Benefit Guaranty Corporation, Evans & Sutherland Computer Corporation and Spitz, Inc., filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation's Form 8-K filed with the Commission on April 24, 2015, and incorporated herein by reference.
10.24	Open-End Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated April 21, 2015, executed by Spitz, Inc. in favor of Pension Benefit Guaranty Corporation, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation's Form 8-K filed with the Commission on April 24, 2015, and incorporated herein by reference.
Subsidiaries of the registrant
21.1	Subsidiaries of Registrant, filed as Exhibit 21.1 to Evans & Sutherland Computer Corporation's Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.
Consent of experts and counsel
23.1	Consent of Independent Registered Public Accounting Firm, filed herein.

Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herein.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herein.
Section 1350 Certifications
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.
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

March 16, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David H. Bateman	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2016
David H. Bateman
/s/ Paul L. Dailey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2016
Paul L. Dailey
/s/ L. Tim Pierce	Director	March 16, 2016
L. Tim Pierce
/s/ William Schneider, Jr.	Director	March 16, 2016
William Schneider, Jr.
/s/ James P. McCarthy	Director	March 16, 2016
James P. McCarthy
/s/ E. Michael Campbell	Director	March 16, 2016
E. Michael Campbell
/s/ William E. Stringham	Director	March 16, 2016
William E. Stringham