Form 10-Q
period 2016-04-01
EVANS & SUTHERLAND COMPUTER CORP
filed 2016-05-09
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________

FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended April 1, 2016
or
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
Yes ___ No  X

The number of shares of the registrant's Common Stock (par value $0.20 per share) outstanding on May 2, 2016 was 11,177,316.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended April 1, 2016

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share and per share data)

	April 1,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$5,292	$3,734
Restricted cash	601	601
Accounts receivable, net	3,163	4,825
Costs and estimated earnings in excess of billings on uncompleted contracts	2,327	2,695
Inventories, net	3,666	4,072
Prepaid expenses and deposits	934	1,038
Total current assets	15,983	16,965
Property and equipment, net	4,691	4,735
Goodwill	635	635
Intangible assets, net	20	27
Other assets	1,124	1,082
Total assets	$22,453	$23,444

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,220	$1,062
Accrued liabilities	1,322	1,031
Billings in excess of costs and estimated earnings on uncompleted contracts	3,574	3,995
Customer deposits	2,160	3,232
Current portion of retirement obligations	500	480
Current portion of pension settlement obligation	356	356
Current portion of long-term debt	203	199
Total current liabilities	9,335	10,355
Pension and retirement obligations, net of current portion	4,781	4,839
Pension settlement obligation, net of current portion	5,268	5,268
Long-term debt, net of current portion	1,906	1,975
Deferred rent obligation	1,548	1,653
Total liabilities	22,838	24,090
Commitments and contingencies
Stockholders' deficit:
Preferred stock, no par value: 10,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,441,666 shares issued	2,288	2,288
Additional paid-in-capital	53,459	53,434
Common stock in treasury, at cost, 264,350 shares	(3,532)	(3,532)
Accumulated deficit	(50,196)	(50,432)
Accumulated other comprehensive loss	(2,404)	(2,404)
Total stockholders' deficit	(385)	(646)
Total liabilities and stockholders' deficit	$22,453	$23,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands, except per share data)

	Three Months Ended
	April 1,	April 3,
	2016	2015

Sales	$7,900	$8,002
Cost of sales	(5,197)	(5,011)
Gross profit	2,703	2,991
Operating expenses:
Selling, general and administrative	(1,671)	(1,842)
Research and development	(587)	(595)
Pension	(66)	(375)
Total operating expenses	(2,324)	(2,812)

Operating income	379	179

Other expense, net	(128)	(25)
Income before income tax provision	251	154
Income tax provision	(15)	(51)
Net income	$236	$103

Net income per common share – basic and diluted	$0.02	$0.01

Weighted average common shares outstanding – basic	11,177	11,089
Weighted average common shares outstanding – diluted	11,801	11,477

Comprehensive income, net of tax:
Net income	$236	$103
Other comprehensive income:
Reclassification of pension expense to net income	-	195
Other comprehensive income	-	195
Total comprehensive income	$236	$298

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended
	April 1,	April 3,
	2016	2015

Cash flows from operating activities:
Net income	$236	$103
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	73	71
Amortization of deferred pension costs	-	195
Provision for excess and obsolete inventory	60	10
Other	46	19
Changes in assets and liabilities:
Increase in restricted cash	-	(21)
Decrease (increase) in accounts receivable	1,641	(1,627)
Decrease (increase) in inventories	346	(1,685)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts, net	(53)	(177)
Decrease (increase) in prepaid expenses and other assets	62	(299)
Increase in accounts payable	158	200
Increase in accrued liabilities	291	155
Increase (decrease) in pension and retirement obligations	(38)	53
Increase (decrease) in customer deposits	(1,072)	458
Decrease in deferred rent obligation	(105)	(107)
Net cash provided by (used in) operating activities	1,645	(2,652)

Cash flows from investing activities:
Purchases of property and equipment	(22)	(14)
Net cash used in investing activities	(22)	(14)

Cash flows from financing activities:
Principal payments on long-term debt	(65)	(62)
Net cash used in financing activities	(65)	(62)

Net increase (decrease) in cash and cash equivalents	1,558	(2,728)
Cash and cash equivalents as of beginning of the period	3,734	7,038
Cash and cash equivalents as of end of the period	$5,292	$4,310

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$42	$45
Income taxes	11	11

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
All dollar amounts (except share and per share amounts) in thousands.

1.	GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation and subsidiaries (collectively, the "Company" or "E&S") have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flows, in conformity with U.S. generally accepted accounting principles ("US GAAP").  This report on Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2015.

The accompanying unaudited condensed consolidated balance sheets, statements of comprehensive income, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows.  The results of operations for the three months ended April 1, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.  The Company operates on a calendar year with the first three fiscal quarters ending on the last Friday of the thirteenth week in the quarter.

Revenue Recognition

Sales include revenues from system hardware and the related integrated software, database products and service contracts.  The following methods are used to determine revenue recognition:
Percentage of Completion. In arrangements that are longer in term and require significant production, modification or customization, revenue is recognized using the percentage-of-completion method.  In applying this method,  the Company utilizes cost-to-cost methodology whereby it estimates the percent complete by calculating the ratio of costs incurred (consisting of material, labor and subcontracting costs, as well as an allocation of indirect costs) for each contract to its total anticipated costs for that contract.   This ratio is then utilized to determine the amount of gross profit earned based on the Company's estimate of total gross profit at completion for each contract.  The Company routinely reviews estimates related to percentage-of-completion contracts and adjusts for changes in the period the revisions are made.  Billings on uncompleted percentage-of-completion contracts may be greater than or less than incurred costs and estimated earnings and are recorded as an asset or liability in the accompanying condensed consolidated balance sheets.
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

Multiple Element Arrangements.  Some contracts include multiple elements.  Significant deliverables in such arrangements commonly include various hardware components of the Company's visual display systems, domes, show content and various service and maintenance elements.  Revenue earned on elements such as products, services and maintenance contracts are allocated to each element based on the relative fair values of the elements.  Relative fair values of elements are generally determined based on actual and estimated selling price.  Delivery times of such contracts typically occur within a three to six-month time period.

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

Stock-Based Compensation

Compensation cost for all stock-based awards is measured at fair value on the date of grant and is recognized over the service period for awards expected to vest.  Determining the fair value of share-based awards at the grant date requires judgment, including estimating the value of share-based awards that are expected to be forfeited. Actual results and future estimates may differ from the Company's current estimates.

Net Income Per Common Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is computed based on the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents. When the Company incurs a loss, potentially dilutive common stock equivalents are excluded as their effect would be anti-dilutive, thereby decreasing the net loss per common share.  Stock options produced common stock equivalents of 623,958 and 388,135 used to compute diluted net income per share for the three months ended April 1, 2016 and April 3, 2015, respectively.

Inventories, net
Inventories consisted of the following:

	April 1,	December 31,
	2016	2015

Raw materials	$5,975	$5,958
Work in process	890	1,265
Finished goods	232	220
Reserve for obsolete inventory	(3,431)	(3,371)
Inventories, net	$3,666	$4,072

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	STOCK OPTION PLAN

As of April 1, 2016, options to purchase 1,066,068 shares of common stock under the Company's stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the three months ended April 1, 2016 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of beginning of the period	1,470	$1.53
Granted	225	0.89
Exercised	-
Forfeited or expired	(95)	6.58
Outstanding as of end of the period	1,600	1.14

Exercisable as of end of the period	1,157	$1.34

As of April 1, 2016, options exercisable and options outstanding had a weighted average remaining contractual term of 4.19 and 5.59 years, respectively, and had an aggregate intrinsic value of $467 and $604, respectively.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company's stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first three months of 2016, were based on estimates as of the date of grant as follows:

Risk-free interest rate	1.17%
Dividend yield	0.00%
Volatility	258%
Expected life	3.5 years

Expected option life and volatility are based on historical data of the Company.   The risk-free interest rate is calculated based on the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no foreseeable plans to do so.
As of April 1, 2016, there was approximately $161 of total unrecognized share-based compensation cost related to grants under the stock option plan that will be recognized over a weighted-average period of 2.5 years.

Share-based compensation expense included in selling, general and administrative expense in the statements of comprehensive income for each of the three-month periods ended April 1, 2016 and April 3, 2015 was $25 and $9, respectively.

3.	EMPLOYEE RETIREMENT BENEFIT PLANS

 Settlement of Pension Plan Liabilities
On April 21, 2015, the Company entered into a series of agreements to terminate its defined pension plan (the "Pension Plan") and settle the resulting liabilities. Pursuant to the agreements, as of April 1, 2016, the Company is obligated to pay eleven remaining installments of $750 to the Pension Benefit Guaranty Corporation (the "PBGC") due annually on October 31 of each year from 2016 through 2026 (the "Pension Settlement Obligation"). As security for the Pension Settlement Obligation, the Company granted to the PBGC a security interest on all of the Company's assets, subordinate to certain senior liens held by the Company's two senior lenders. The Pension Settlement Obligation is recorded net of imputed interest expense at 7%, as a liability on the balance sheet.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company recorded pension expense of $326 attributable to the Pension Plan for the first quarter of 2015, which was prior to the April 2015 plan termination. As a result of the termination Pension Plan, the Company's only remaining pension obligation is the Supplemental Executive Retirement Plan ("SERP").
Employer Contributions
The Company is not currently required to fund the SERP.  All benefit payments are made by the Company directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes. The Company expects to contribute and pay SERP benefits of approximately $500 in the next 12 months.

Components of Net Periodic Benefit Expense

			Supplemental Executive
	Pension Plan		Retirement Plan
	April 1,	April 3,	April 1,	April 3,
For the three months ended:	2016	2015	2016	2015

Service cost	$-	$-	$-	$-
Interest cost	-	617	48	44
Expected return on assets	-	(585)	-	-
Amortization of actuarial loss	-	195	21	17
Amortization of prior year service cost	-	-	(3)	(12)
Net periodic benefit expense	-	227	66	49
Insurance premium due PBGC	-	99	-	-
	$-	$326	$66	$49

For the three-month period ended April 3, 2015, the Company reclassified $195, of actuarial loss from accumulated other comprehensive loss related to the Pension Plan which was included in pension expense in the statements of comprehensive income.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes of Evans & Sutherland Computer Corporation and subsidiaries (collectively, the "Company,"  "E&S," "we," "us" and "our") included in Item 1 of Part I of this quarterly report on Form 10-Q.  In addition to the historical information contained herein, this quarterly report on Form 10-Q includes certain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as "should," "expect," "anticipate," "estimate," "target," "may," "project," "guidance," "intend," "plan," "believe" and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company's goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years.

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

All dollar amounts are in thousands.

Executive Summary

The first three months of 2016 produced slightly lower sales but improved net income compared to the same period of 2015. Weaker 2016 gross profit margins were more than offset by lower 2016 operating expenses compared to 2015. The 2016 weaker gross profit margins were due to variability in product mix within a normal range. Operating expenses were lower in 2016 due to the cessation of expenses related to the Pension Plan which was terminated in April 2015. The revenue backlog decreased but remained relatively healthy at April 1, 2016. The decrease in the revenue backlog was attributable to a low volume of new sales bookings due mostly to the timing of prospective customer decisions. The April 1, 2016 revenue backlog and a strong sales prospect list support an encouraging outlook for the remainder of 2016. The first quarter 2016 results continue to illustrate the profit potential of our business without the burden of the Pension Plan.
We continue to expect variable but reasonably consistent future sales and gross profits from our current product line at annual levels sufficient to cover or exceed operating expenses and meet our obligations including the Pension Settlement Obligation. The net income for the first three months of 2016 brings us closer to the elimination of our stockholders' deficit and our goal of building shareholder value. With the settlement of the Pension Plan liabilities, we expect our improved financial position to present opportunities for better results through the availability of credit and stronger qualification for customer projects.
Critical Accounting Policies

Certain accounting policies are considered by management to be critical to an understanding of our condensed consolidated financial statements.  Their application requires significant management judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  A summary of critical accounting policies can be found in our Form 10-K for the year ended December 31, 2015.  For all of these policies, management cautions that future results rarely develop exactly as forecasted, and the best estimates routinely require modification.

Results of Operations

Sales and Backlog

The following table summarizes our sales:

	Three Months Ended
	April 1, 2016	April 3, 2015

Sales	$7,900	$8,002

Sales for the first quarter of 2016 were slightly lower than the same period in 2015. The lower 2016 sales were attributable to timing of deliveries and work completed on customer contracts.

Revenue backlog declined to $22,293 as of April 1, 2016, compared to $26,298 as of December 31, 2015.  The decline in the revenue backlog is attributed to a low volume of new orders booked in the first three months of 2016. Sales prospects support the outlook for a higher volume of new orders through the remainder of 2016.

Gross Profit
The following table summarizes our gross profit and the gross profit as a percentage of total sales:

	Three Months Ended
	April 1, 2016	April 3, 2015

Gross profit	$2,703	$2,991
Gross profit percentage	34%	37%

The variability in the gross profit percentage was due to the mix of products delivered and the types of customer contracts that contributed to the revenue recognized for the periods presented.

Operating Expenses
The following table summarizes our operating expenses:

	Three Months Ended
	April 1, 2016	April 3, 2015

Selling, general and administrative	$1,671	$1,842
Research and development	587	595
Pension	66	375
Total operating expenses	$2,324	$2,812

Selling, general and administrative expenses were lower in 2016 compared to 2015. This was primarily due to the reduction of selling related travel expense and professional fees associated with the pension settlement.

Research and development expenses were slightly lower in 2016 compared to 2015. This was due primarily to an increase in the use of engineering resources for customer delivery activities as opposed to product improvement projects.

Pension expense declined in 2016 compared to 2015 due to the 2015 termination of the Pension Plan. The 2016 pension expenses are attributable to the SERP.

Other Expense, net

The following table summarizes our other expense:

	Three Months Ended
	April 1, 2016	April 3, 2015

Total other expense, net	$128	$25

Other expense increased in 2016 compared to 2015 due to interest expense from the imputed interest on the Pension Settlement Obligation, a liability recorded in April 2015.

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
Cash Flows

In the first three months of 2016, $1,645 of cash provided by operating activities was attributable to $415 of cash provided by the net income for the period, after the effect of $179 of non-cash items plus a favorable change to working capital of $1,230. The change to working capital was driven by the timing of progress payments from customer contracts, a decrease in inventory attributable to customer deliveries, an increase in accounts payable attributable to the timing of purchases, and an increase in accrued expenses attributable to payroll schedules.

In the first three months of 2015, $2,652 of cash used in operating activities was attributable to $398 of cash from the net income for the period, after the effect of $295 of non-cash items plus an unfavorable change to working capital of $3,050.  The change to working capital was driven by increases in inventory and receivables, attributable to the timing of billings and new customer orders.

Cash used in investing activities was $22 for the first three months ended April 1, 2016 compared to $14 for the same period of 2015.  Investing activities for both periods presented consisted entirely of property and equipment purchases.

For the first three months ended April 1, 2016, financing activities used $65 of cash compared to $62 in 2015 for principal payments on mortgage notes.

Line of Credit

The Company is a party to a line-of-credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund the working capital requirements of Spitz. Under the line of credit agreement, interest is charged on amounts borrowed at the lender's prime rate less 0.25%.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The line-of-credit agreement and mortgage notes (with the same commercial bank) contain cross default provisions whereby a default on either agreement will result in a default on both agreements. There were no borrowings outstanding under the line-of-credit agreement as of April 1, 2016.

Letters of Credit

Under the terms of financing arrangements for letters of credit, the Company is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure obligations with the financial institutions who issue the letters of credit.  As of April 1, 2016 there were outstanding letters of credit and bank guarantees of $600, which are scheduled to expire during the year ending December 31, 2016.

Mortgage Notes
As of April 1, 2016, Spitz had obligations totaling $2,109 under its two mortgage notes payable.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended April 1, 2016, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

Item 6.  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101	The following materials from this Quarterly Report on Form 10-Q for the period ended April 1, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date:      May 9, 2016                                        By:     /s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
 (Principal Financial and Accounting Officer)