Form 10-Q
period 2016-07-01
EVANS & SUTHERLAND COMPUTER CORP
filed 2016-08-04
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________

FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended July 1, 2016
or
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
Yes ___ No   X_

The number of shares of the registrant's Common Stock (par value $0.20 per share) outstanding on August 3, 2016 was 11,177,316.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended July 1, 2016

PART I – FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share and per share data)

	July 1,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$3,242	$3,734
Restricted cash	602	601
Accounts receivable, net	3,785	4,825
Costs and estimated earnings in excess of billings on
uncompleted contracts	3,053	2,695
Inventories, net	4,431	4,072
Prepaid expenses and deposits	714	1,038
Total current assets	15,827	16,965
Property and equipment, net	4,653	4,735
Goodwill	635	635
Intangible assets, net	13	27
Other assets	1,184	1,082
Total assets	$22,312	$23,444

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,113	$1,062
Accrued liabilities	1,302	1,031
Billings in excess of costs and estimated earnings on
uncompleted contracts	3,998	3,995
Customer deposits	2,836	3,232
Current portion of retirement obligations	541	480
Current portion of pension settlement obligation	356	356
Current portion of long-term debt	206	199
Total current liabilities	10,352	10,355
Pension and retirement obligations, net of current portion	4,703	4,839
Pension settlement obligation, net of current portion	5,268	5,268
Long-term debt, net of current portion	1,853	1,975
Deferred rent obligation	1,442	1,653
Total liabilities	23,618	24,090
Commitments and contingencies
Stockholders' deficit:
Preferred stock, no par value: 10,000,000 shares authorized;
no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized;
11,441,666 shares issued	2,288	2,288
Additional paid-in-capital	53,507	53,434
Common stock in treasury, at cost, 264,350 shares	(3,532)	(3,532)
Accumulated deficit	(51,165)	(50,432)
Accumulated other comprehensive loss	(2,404)	(2,404)
Total stockholders' deficit	(1,306)	(646)
Total liabilities and stockholders' deficit	$22,312	$23,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1,	July 3,	July 1,	July 3,
	2016	2015	2016	2015

Sales	$5,268	$10,289	$13,168	$18,291
Cost of sales	(3,699)	(6,896)	(8,896)	(11,907)
Gross profit	1,569	3,393	4,272	6,384
Operating expenses:
Selling, general and administrative	(1,766)	(1,755)	(3,437)	(3,597)
Research and development	(569)	(544)	(1,156)	(1,139)
Pension	(65)	(49)	(131)	(424)
Pension settlement	-	(3,620)	-	(3,620)
Total operating expenses	(2,400)	(5,968)	(4,724)	(8,780)

Operating loss	(831)	(2,575)	(452)	(2,396)

Other expense, net	(132)	(148)	(260)	(173)
Loss before income tax provision	(963)	(2,723)	(712)	(2,569)
Income tax provision (benefit)	(6)	23	(21)	(28)
Net loss	$(969)	$(2,700)	$(733)	$(2,597)

Net loss per common share – basic and diluted	$(0.09)	$(0.24)	$(0.07)	$(0.23)

Weighted average common shares outstanding – basic	11,177	11,158	11,177	11,123
Weighted average common shares outstanding – diluted	11,177	11,158	11,177	11,123

Comprehensive income (loss), net of tax:
Net loss	$(969)	$(2,700)	$(733)	$(2,597)
Other comprehensive income (loss):
Reclassification of pension expense to net income	-	-	-	195
Pension settlement		31,776	-	31,776
Other comprehensive income	-	31,776	-	31,971
Total comprehensive income (loss)	$(969)	$29,076	$(733)	$29,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended
	July 1,	July 3,
	2016	2015

Cash flows from operating activities:
Net loss	$(733)	$(2,597)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	145	144
Amortization of deferred pension costs	-	195
Pension settlement charge	-	3,620
Provision for excess and obsolete inventory	124	33
Other	79	32
Changes in assets and liabilities:
Decrease (increase) in restricted cash	(1)	90
Decrease (increase) in accounts receivable	1,034	(1,072)
Increase in inventories	(483)	(949)
Increase in costs and estimated earnings in
excess of billings on uncompleted contracts, net	(355)	(2,996)
Decrease (increase) in prepaid expenses and other assets	222	(935)
Increase in accounts payable	51	367
Increase in accrued liabilities	271	915
Decrease in pension and retirement obligations	(75)	(23)
Decrease in pension settlement obligation	-	(1,485)
Increase (decrease) in customer deposits	(396)	70
Decrease in deferred rent obligation	(211)	(212)
Net cash used in operating activities	(328)	(4,803)

Cash flows from investing activities:
Purchases of property and equipment	(49)	(27)
Net cash used in investing activities	(49)	(27)

Cash flows from financing activities:
Principal payments on long-term debt	(115)	(109)
Net cash used in financing activities	(115)	(109)

Net decrease in cash and cash equivalents	(492)	(4,939)
Cash and cash equivalents as of beginning of the period	3,734	7,038
Cash and cash equivalents as of end of the period	$3,242	$2,099

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$72	$93
Income taxes	11	11

Supplemental disclosures of non-cash investing and financing activities:
Settlement of pension liability	$-	$35,869

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

The accompanying unaudited condensed consolidated balance sheets, statements of comprehensive income (loss), and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows.  The results of operations for the three and six months ended July 1, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.  The Company operates on a calendar year with the first three fiscal quarters ending on the last Friday of the thirteenth week in the quarter.

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

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Stock options are considered to be common stock equivalents in computing diluted net income per share, when applicable. When the Company incurs a loss, potentially dilutive common stock equivalents are excluded as their effect would be anti-dilutive, thereby decreasing the net loss per common share.  Because there was a net loss for the periods presented, no common stock equivalents were used in the computation of the net loss per common share.

Inventories, net

Inventories consisted of the following:

	July 1,	December 31,
	2016	2015

Raw materials	$6,135	$5,958
Work in process	1,489	1,265
Finished goods	302	220
Reserve for obsolete inventory	(3,495)	(3,371)
Inventories, net	$4,431	$4,072

2.	STOCK OPTION PLAN
As of July 1, 2016, options to purchase 1,252,581 shares of common stock under the Company's stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the six months ended July 1, 2016 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of beginning of the period	1,470	$1.53
Granted	226	0.89
Exercised	-
Forfeited or expired	(175)	6.65
Outstanding as of end of the period	1,521	0.84

Exercisable as of end of the period	1,137	$0.92

As of July 1, 2016, options exercisable and options outstanding had a weighted average remaining contractual term of 4.50 and 5.63 years, respectively, and had an aggregate intrinsic value of $345 and $418, respectively.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company's stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first six months of 2016, were based on estimates as of the date of grant as follows:

Risk-free interest rate	1.17%
Dividend yield	0%
Volatility	258%
Expected life	3.5 years

Expected option life and volatility are based on historical data of the Company.   The risk-free interest rate is calculated based on the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no foreseeable plans to do so.

As of July 1, 2016, there was approximately $116 of total unrecognized share-based compensation cost related to grants under the stock option plan that will be recognized over a weighted-average period of 2.3 years.

Share-based compensation expense included in selling, general and administrative expense in the statements of comprehensive income (loss) for each of the six-month periods ended July 1, 2016 and July 3, 2015 was $72 and $20, respectively.  Share-based compensation expense included in selling, general and administrative expense in the statements of comprehensive income (loss) for each of the three-month periods ended July 1, 2016 and July 3, 2015 was $48 and $11, respectively.

3.	EMPLOYEE RETIREMENT BENEFIT PLANS
 Settlement of Pension Plan Liabilities

On April 21, 2015, the Company entered into a series of agreements to terminate its defined pension plan (the "Pension Plan") and settle the resulting liabilities. Pursuant to the agreements, as of July 1, 2016, the Company is obligated to pay eleven remaining installments of $750 to the Pension Benefit Guaranty Corporation (the "PBGC") due annually on October 31 of each year from 2016 through 2026 (the "Pension Settlement Obligation"). As security for the Pension Settlement Obligation, the Company granted to the PBGC a security interest on all of the Company's assets, subordinate to certain senior liens held by the Company's two senior lenders. The Pension Settlement Obligation is recorded net of imputed interest expense at 7%, as a liability on the balance sheet.

The Company recorded pension expense of $326 attributable to the Pension Plan for the first quarter of 2015, which was prior to the April 2015 plan termination. As a result of the termination Pension Plan, the Company's only remaining pension obligation is the Supplemental Executive Retirement Plan ("SERP").

Employer Contributions

The Company is not currently required to fund the SERP.  All benefit payments are made by the Company directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes. The Company expects to contribute and pay SERP benefits of approximately $541 in the next 12 months.

Components of Net Periodic Benefit Expense

			Supplemental Executive
	Pension Plan		Retirement Plan
	July 1,	July 3,	July 1,	July 3,
For the three months ended:	2016	2015	2016	2015

Service cost	$-	$-	$-	$-
Interest cost	-	-	48	44
Expected return on assets	-	-	-	-
Amortization of actuarial loss	-	-	20	17
Amortization of prior year service cost	-	-	(3)	(12)
Net periodic benefit expense	-	-	65	49
Insurance premium due PBGC	-	-	-	-
	$-	$-	$65	$49

			Supplemental Executive
	Pension Plan		Retirement Plan
	July 1,	July 3,	July 1,	July 3,
For the six months ended:	2016	2015	2016	2015

Service cost	$-	$-	$-	$-
Interest cost	-	617	95	88
Expected return on assets	-	(585)	-	-
Amortization of actuarial loss	-	195	41	34
Amortization of prior year service cost	-	-	(5)	(24)
Net periodic benefit expense	-	227	131	98
Insurance premium due PBGC	-	99	-	-
	$-	$326	$131	$98

For the six-month period ended July 3, 2015, the Company reclassified $195 of actuarial loss from accumulated other comprehensive loss that was included in pension expense in the statements of comprehensive loss for the same period.

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

All dollar amounts are in thousands.

Executive Summary

The second quarter of 2016 produced only $5,268 of sales. This unusually low sales volume was attributable to the timing of customer deliveries of planetarium systems and a temporary drop in backlog from low sales orders in the first quarter of 2016. The low sales volume resulted in under-absorption of fixed overhead which negatively affected gross profit. Also considerable resources were expended on product demonstrations at a major bi-annual planetarium conference resulting in higher than normal selling expenses. As a result, we reported a net loss of $969 in the second quarter of 2016 which offset first quarter net income to produce a net loss of $733 for the first half of 2016. This variability in the timing of sales orders and customer deliveries are an element of our business that occasionally affect results in this way. While the results of operations are disappointing, a healthy volume of new sales orders in the second quarter of 2016 helped the sales backlog rebound almost to the level at the beginning of the year. In addition, significant new orders already booked early in the third quarter of 2016 and several promising prospects attributable to positive reactions to recent product demonstrations are expected to sustain a healthy sales backlog for the remainder of 2016. The sales backlog and customer delivery schedules support our positive outlook for higher sales levels and profitable results for the second half of 2016.

The net loss for the second quarter of 2016 increased our stockholders deficit, but we believe this is a temporary setback and that future results will lead to the elimination of our stockholders' deficit toward our goal of building shareholder value. For the longer term, we continue to expect variable but reasonably consistent sales and gross profits from our current product line at annual levels sufficient to cover or exceed operating expenses and meet our obligations including the Pension Settlement Obligation. With the settlement of the Pension Plan liabilities, we expect our improved financial position to present opportunities for better results through the availability of credit and stronger qualification for customer projects.

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

Results of Operations

Sales and Backlog

The following table summarizes our sales:

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015

Sales	$5,268	$10,289	$13,168	$18,291

Sales for the second quarter and first six months of 2016 were lower than the same periods in 2015. The lower 2016 sales were attributable to timing of deliveries on customer contracts and the low volume of new orders during the first three months of 2016.

Revenue backlog was $25,498 as of July 1, 2016, compared to $26,298 as of December 31, 2015. The slight decline in the revenue backlog is attributed to a low volume of new orders booked in the first quarter of 2016, mostly offset by a high volume of new orders booked in the second quarter. Sales prospects support the outlook for a higher volume of new orders through the remainder of 2016.

Gross Profit

The following table summarizes our gross profit and the gross profit as a percentage of total sales:

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015

Gross profit	$1,569	$3,393	$4,272	$6,384
Gross profit percentage	30%	33%	32%	35%

The variability in the gross profit percentage was due to volume related efficiencies, the mix of products delivered and the types of customer contracts that contributed to the revenue recognized for the periods presented.

Operating Expenses

The following table summarizes our operating expenses:

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015

Selling, general and
administrative	$1,766	$1,755	$3,437	$3,597
Research and development	569	544	1,156	1,139
Pension	65	49	131	424
Pension settlement	-	3,620	-	3,620
Total operating expenses	$2,400	$5,968	$4,724	$8,780

Selling, general and administrative expenses were slightly higher for the three months ended July 1, 2016 compared to the same period in 2015, while for the six month period they were lower. This was primarily due to the reduction in professional fees associated with the pension settlement which was mostly offset by higher selling expense in the second quarter of 2016 attributable to product demonstrations at a bi-annual planetarium conference.

Research and development expenses for the three and six months ended July 1, 2016 were slightly higher compared to the same periods in 2015 due primarily to increased labor costs and expenditures on product improvement projects.

Pension expense declined in the six months period of 2016 compared to 2015 due to the 2015 termination of the Pension Plan. The 2016 pension expenses are attributable to the SERP. The pension expense was higher in the second quarter of 2016 compared to 2015 due to changes in actuarial assumptions in measuring the SERP obligation.

See Other Comprehensive Income (Loss) and the Settlement of Pension Plan Liabilities below.

Other Expense, net

The following table summarizes our other expense:

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015

Total other expense, net	$132	$148	$260	$173

For the three months ended July 1, 2016, other expense, net, was less than the same period in 2015 due primarily to a decrease in interest expense resulting from the amortization of debt obligations.  For the six months ended July 1, 2016, other expense, net, was more than the same period in 2015 due primarily to interest expense on the pension settlement obligation which began in April 2015.

Other Comprehensive Income (Loss) and the Settlement of Pension Plan Liabilities

The settlement of Pension Plan liabilities resulted in a charge to the statement of operations of $3,620 which was offset by other comprehensive income of $31,776 for a total gain of $28,156 in the second quarter of 2015. The other pension related charges in 2015 recorded in other comprehensive income were attributable to the accounting for actuarial valuations of the pension liabilities. Other comprehensive income (loss) in future years is expected to be limited to accounting for potential changes in the actuarial valuation of the SERP liabilities for much less significant amounts than 2015.

Liquidity and Capital Resources

Outlook

As discussed in the executive summary above, we have made significant progress in our effort to reverse our long history of operating losses.  We believe that the termination of the Pension Plan together with the settlement of the underlying pension liabilities achieved our goal of reducing our obligations to levels that allow the business to be viable. As a result, we believe existing liquidity resources and funds generated from forecasted revenue will be sufficient to meet our current and long-term obligations. We continue to operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.

Cash Flows

In the six months of 2016, the $328 of cash used in operating activities was attributable to $385 of cash absorbed by the net loss for the period, after the effect of $348 of non-cash items and a slightly favorable change to working capital of $57.  The more significant working capital changes contributing to cash consisted of an increase in progress payments from customer contracts, the amortization of prepaid expense and an increase in accrued expenses attributable to payroll schedules, which were mostly offset by an increase in inventory attributable to customer deliveries and the reduction of deferred rent obligation related to a deferred gain from a prior year sale leaseback transaction.

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

Cash used in investing activities was $49 for the first six months ended July 1, 2016 compared to $27 for the same period of 2015.  Investing activities for both periods presented consisted entirely of property and equipment purchases.

For the first six months ended July 1, 2016, financing activities used $115 of cash compared to $109 in 2015 for principal payments on mortgage notes.

Line of Credit

The Company is a party to a line-of-credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund the working capital requirements of our subsidiary Spitz, Inc. ("Spitz"). Under the line of credit agreement, interest is charged on amounts borrowed at the lender's prime rate less 0.25%.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The line-of-credit agreement and mortgage notes (with the same commercial bank) contain cross default provisions whereby a default on either agreement will result in a default on both agreements. There were no borrowings outstanding under the line-of-credit agreement as of July 1, 2016.

Letters of Credit

Under the terms of financing arrangements for letters of credit, the Company is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure obligations with the financial institutions who issue the letters of credit.  As of July 1, 2016 there were outstanding letters of credit and bank guarantees of $600, which are scheduled to expire during the year ending December 31, 2016.

Mortgage Notes

As of July 1, 2016, Spitz had obligations totaling $2,059 under its two mortgage notes payable.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended July 1, 2016, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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
101
The following materials from this Quarterly Report on Form 10-Q for the period ended July 1, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date:	August 4, 2016	By: /s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial and Accounting Officer)