Form 10-Q
period 2016-09-30
EVANS & SUTHERLAND COMPUTER CORP
filed 2016-11-04
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________

FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended September 30, 2016
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

        Large accelerated filer [  ]                                                                                                Accelerated filer [  ]

       Non-accelerated filer [  ]   (Do not check if a smaller reporting company)                 Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No  X

The number of shares of the registrant's Common Stock (par value $0.20 per share) outstanding on November 3, 2016 was 11,352,516.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended September 30, 2016

		Page No.

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2016 and October 2, 2015 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and October 2, 2015 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	14

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 6.	Exhibits	15

SIGNATURE		16

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share and per share data)
	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$5,557	$3,734
Restricted cash	602	601
Accounts receivable, net	6,125	4,825
Costs and estimated earnings in excess of billings on
uncompleted contracts	1,511	2,695
Inventories, net	3,708	4,072
Prepaid expenses and deposits	646	1,038
Total current assets	18,149	16,965
Property and equipment, net	4,681	4,735
Goodwill	635	635
Intangible assets, net	7	27
Other assets	1,205	1,082
Total assets	$24,677	$23,444

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$803	$1,062
Accrued liabilities	2,200	1,031
Billings in excess of costs and estimated earnings on
uncompleted contracts	5,179	3,995
Customer deposits	2,994	3,232
Current portion of retirement obligations	551	480
Current portion of pension settlement obligation	356	356
Current portion of long-term debt	226	199
Total current liabilities	12,309	10,355
Pension and retirement obligations, net of current portion	4,657	4,839
Pension settlement obligation, net of current portion	5,268	5,268
Long-term debt, net of current portion	1,800	1,975
Deferred rent obligation	1,336	1,653
Total liabilities	25,370	24,090
Commitments and contingencies
Stockholders' deficit:
Preferred stock, no par value: 10,000,000 shares authorized;
no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized;
11,441,866 and 11,441,666 shares issued, respectively	2,288	2,288
Additional paid-in-capital	53,559	53,434
Common stock in treasury, at cost, 264,350 shares	(3,532)	(3,532)
Accumulated deficit	(50,604)	(50,432)
Accumulated other comprehensive loss	(2,404)	(2,404)
Total stockholders' deficit	(693)	(646)
Total liabilities and stockholders' deficit	$24,677	$23,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2016	2015	2016	2015

Sales	$10,306	$9,375	$23,474	$27,666
Cost of sales	(6,627)	(6,049)	(15,523)	(17,956)
Gross profit	3,679	3,326	7,951	9,710
Operating expenses:
Selling, general and administrative	(2,273)	(1,535)	(5,710)	(5,132)
Research and development	(606)	(563)	(1,762)	(1,702)
Pension	(66)	(49)	(197)	(473)
Pension settlement	-	-	-	(3,620)
Total operating expenses	(2,945)	(2,147)	(7,669)	(10,927)

Operating income (loss)	734	1,179	282	(1,217)

Other expense, net	(157)	(231)	(417)	(404)
Income (loss) before income tax provision	577	948	(135)	(1,621)
Income tax benefit	(16)	(27)	(37)	(55)
Net income (loss)	$561	$921	$(172)	$(1,676)

Net income (loss) per common share – basic and diluted	$0.05	$0.08	$(0.02)	$(0.15)

Weighted average common shares outstanding – basic	11,177	11,177	11,177	11,141
Weighted average common shares outstanding – diluted	11,790	11,705	11,177	11,141

Comprehensive income (loss), net of tax:
Net income (loss)	$561	$921	$(172)	$(1,676)
Other comprehensive income (loss):
Reclassification of pension expense to net income	-	-	-	195
Pension settlement	-	-	-	31,776
Other comprehensive income	-	-	-	31,971
Total comprehensive income (loss)	$561	$921	$(172)	$30,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended
	September 30,	October 2,
	2016	2015

Cash flows from operating activities:
Net loss	$(172)	$(1,676)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	219	216
Amortization of deferred pension costs	-	195
Pension settlement charge	-	3,620
Provision for excess and obsolete inventory	236	76
Other	143	72
Changes in assets and liabilities:
Decrease (increase) in restricted cash	(1)	111
Increase in accounts receivable	(1,318)	(2,054)
Decrease (increase) in inventories	128	(936)
Decrease (increase) in costs and estimated earnings in
excess of billings on uncompleted contracts, net	2,368	(1,542)
Decrease (increase) in prepaid expenses and other assets	269	(76)
Increase (decrease) in accounts payable	(259)	315
Increase in accrued liabilities	1,169	510
Decrease in pension and retirement obligations	(111)	(100)
Decrease in pension settlement obligation	-	(1,485)
Decrease in customer deposits	(238)	(79)
Decrease in deferred rent obligation	(317)	(318)
Net cash provided by (used in) operating activities	2,116	(3,151)

Cash flows from investing activities:
Purchases of property and equipment	(145)	(71)
Net cash used in investing activities	(145)	(71)

Cash flows from financing activities:
Principal payments on long-term debt	(148)	(156)
Net cash used in financing activities	(148)	(156)

Net increase (decrease) in cash and cash equivalents	1,823	(3,378)
Cash and cash equivalents as of beginning of the period	3,734	7,038
Cash and cash equivalents as of end of the period	$5,557	$3,660

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$93	$126
Income taxes	11	12

Supplemental disclosures of non-cash investing and financing activities:
Settlement of pension liability	$-	$35,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

All dollar amounts (except share and per share amounts) in thousands.

1.	GENERAL

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

The accompanying unaudited condensed consolidated balance sheets, statements of comprehensive income (loss), and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows.  The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.  The Company operates on a calendar year with the first three fiscal quarters ending on the last Friday of the thirteenth week in the quarter.

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

Inventories, net

Inventories consisted of the following:

	September 30,	December 31,
	2016	2015

Raw materials	$5,959	$5,958
Work in process	953	1,265
Finished goods	403	220
Reserve for obsolete inventory	(3,607)	(3,371)
Inventories, net	$3,708	$4,072

2.	STOCK OPTION PLAN

As of September 30, 2016, options to purchase 1,034,081 shares of common stock under the Company's stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the nine months ended September 30, 2016 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of beginning of the period	1,470	$1.53
Granted	452	0.85
Exercised	-	-
Forfeited or expired	(182)	6.59
Outstanding as of end of the period	1,740	0.82

Exercisable as of end of the period	1,215	$0.87

As of September 30, 2016, options exercisable and options outstanding had a weighted average remaining contractual term of 4.59 and 5.99 years, respectively, and had an aggregate intrinsic value of $936 and $1,273, respectively.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company's stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first nine months of 2016, were based on estimates as of the date of grant as follows:

Risk-free interest rate	0.98%
Dividend yield	0%
Volatility	235%
Expected life	3.5 years

Expected option life and volatility are based on historical data of the Company.   The risk-free interest rate is calculated based on the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no foreseeable plans to do so.

As of September 30, 2016, there was approximately $189 of total unrecognized share-based compensation cost related to grants under the stock option plan that will be recognized over a weighted-average period of 3.87 years.

Share-based compensation expense included in selling, general and administrative expense in the statements of comprehensive income (loss) for each of the nine-month periods ended September 30, 2016 and October 2, 2015 was $125 and $30, respectively.  Share-based compensation expense included in selling, general and administrative expense in the statements of comprehensive income (loss) for each of the three-month periods ended September 30, 2016 and October 2, 2015 was $52 and $10, respectively.

3.	EMPLOYEE RETIREMENT BENEFIT PLANS

 Settlement of Pension Plan Liabilities

On April 21, 2015, the Company entered into a series of agreements to terminate its defined pension plan (the "Pension Plan") and settle the resulting liabilities. Pursuant to the agreements, as of September 30, 2016, the Company is obligated to pay remaining installments of $750 to the Pension Benefit Guaranty Corporation (the "PBGC") due annually on October 31 of each year from 2016 through 2026 (the "Pension Settlement Obligation"). As security for the Pension Settlement Obligation, the Company granted to the PBGC a security interest on all of the Company's assets, subordinate to certain senior liens held by the Company's two senior lenders. The Pension Settlement Obligation is recorded net of imputed interest expense at 7%, as a liability on the balance sheet.

The Company recorded pension expense of $326 attributable to the Pension Plan for the first quarter of 2015, which was prior to the April 2015 plan termination. As a result of the termination Pension Plan, the Company's only remaining pension obligation is the Supplemental Executive Retirement Plan ("SERP").

Employer Contributions

The Company is not currently required to fund the SERP.  All benefit payments are made by the Company directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes. The Company expects to contribute and pay SERP benefits of approximately $551 in the next 12 months.

Components of Net Periodic Benefit Expense

			Supplemental Executive
	Pension Plan		Retirement Plan
	September 30,	October 2,	September 30,	October 2,
For the three months ended:	2016	2015	2016	2015

Service cost	$-	$-	$-	$-
Interest cost	-	-	48	44
Expected return on assets	-	-	-	-
Amortization of actuarial loss	-	-	21	17
Amortization of prior year service cost	-	-	(3)	(12)
Net periodic benefit expense	-	-	66	49
Insurance premium due PBGC	-	-	-	-
	$-	$-	$66	$49

			Supplemental Executive
	Pension Plan		Retirement Plan
	September 30,	October 2,	September 30,	October 2,
For the nine months ended:	2016	2015	2016	2015

Service cost	$-	$-	$-	$-
Interest cost	-	617	143	132
Expected return on assets	-	(585)	-	-
Amortization of actuarial loss	-	195	62	51
Amortization of prior year service cost	-	-	(8)	(36)
Net periodic benefit expense	-	227	197	147
Insurance premium due PBGC	-	99	-	-
	$-	$326	$197	$147

For the nine-month period ended October 2, 2015, the Company reclassified $195 of actuarial loss from accumulated other comprehensive loss that was included in pension expense in the statements of comprehensive loss for the same period.

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

All dollar amounts are in thousands.

Executive Summary

Sales for third quarter of 2016 improved compared to the third quarter of 2015, while the sales for the first nine months of 2016 were lower than the comparable period of 2015. The lower sales for the nine month period in 2016 were due to unusually low sales in the second quarter of 2016. The variation in sales volume in the periods presented was attributable to the timing of customer deliveries of planetarium systems and work completed on a theme park attraction.  Operating expenses in the third quarter of 2016 increased due to accrued severance costs related to changes in our management team.  As a result we reported $561 of net income in the third quarter of 2016 compared to $921 of net income in the third quarter of 2015.  The 2016 third quarter net income reduced the net loss reported in the first half of the year to a net loss of $172 for the first nine months of 2016. The loss for the nine months ended 2016 is an improvement to the net loss of $1,676 for the comparable period of 2015. The 2016 third quarter included $600 of expense related to accrued severance costs and related legal fees resulting from changes in our management team, while 2015 included a second quarter non-recurring charge of $3,620 for the pension settlement.  We do not expect any additional severance-related expenses in the foreseeable future.  The variable results, other than the severance costs and pension settlement described above, are within the range expected for the nature of our business. The sales backlog decreased but remained healthy at the end of the third quarter of 2016 which supports an encouraging outlook for the remainder of 2016 and into 2017. With the healthy backlog and sales prospects, we anticipate sales at levels that should continue to produce profitable results for the remainder of 2016.

The net income for the third quarter of 2016 was not sufficient to completely eliminate our stockholders' deficit.  We expect continued progress with profitable results to eliminate the deficit toward our goal of building shareholder value. For the longer term, we continue to expect variable but reasonably consistent sales and gross profits from our current product line at annual levels sufficient to cover or exceed operating expenses and meet our obligations including the Pension Settlement Obligation. With the settlement of the Pension Plan liabilities, we expect our improved financial position to present opportunities for better results through the availability of credit and stronger qualification for customer projects.

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

Results of Operations

Sales and Backlog

The following table summarizes our sales:

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015

Sales	$10,306	$9,375	$23,474	$27,666

Sales for the third quarter were higher than the same period in 2015 while the sales for the first nine months of 2016 were lower than the same periods in 2015. The variations in sales between the periods presented were attributable to timing of deliveries on customer contracts.

Revenue backlog was $23,288 as of September 30, 2016, compared to $26,298 as of December 31, 2015. The decline in the revenue backlog is attributed to a low volume of new orders booked in the first quarter of 2016, which was partially offset by a higher volume of new orders booked in the second and third quarters. Sales prospects support the outlook for a strong volume of new orders through the remainder of 2016 and into 2017.

Gross Profit

The following table summarizes our gross profit and the gross profit as a percentage of total sales:

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015

Gross profit	$3,679	$3,326	$7,951	$9,710
Gross profit percentage	36%	35%	34%	35%

The variability in the gross profit percentage was due to volume related efficiencies, the mix of products delivered and the types of customer contracts that contributed to the revenue recognized for the periods presented.

Operating Expenses

The following table summarizes our operating expenses:

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015

Selling, general and
administrative	$2,273	$1,535	$5,710	$5,132
Research and development	606	563	1,762	1,702
Pension	66	49	197	473
Pension settlement	-	-	-	3,620
Total operating expenses	$2,945	$2,147	$7,669	$10,927

Selling, general and administrative expenses were higher for the three and nine months ended September 30, 2016 compared to the same periods in 2015, primarily due to the severance costs associated with changes in our management team.  In the third quarter of 2016, we incurred approximately $600 in severance compensation and legal costs related to executive employment contracts.  Share based compensation also increased $42 and $95 for the three and nine month periods, respectively, mostly as a result of accelerated vesting of a retired executive's stock options.

Research and development expenses for the three and nine months ended September 30, 2016 were slightly higher compared to the same periods in 2015 due primarily to increased labor costs and expenditures on product improvement projects.

Pension expense declined in the nine month period of 2016 compared to 2015 due to the 2015 termination of the Pension Plan. The 2016 pension expenses are attributable to the SERP. The pension expense was higher in the third quarter of 2016 compared to 2015 due to changes in actuarial assumptions in measuring the SERP obligation.

See Other Comprehensive Income (Loss) and the Settlement of Pension Plan Liabilities below.

Other Expense, net

The following table summarizes our other expense:

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015

Total other expense, net	$157	$231	$417	$404

For the three months ended September 30, 2016, other expense, net, was less than the same period in 2015 due to lower losses from foreign currency transactions.  For the nine  months ended September 30, 2016, other expense, net, was more than the same period in 2015 due to nine months of interest expense on the pension settlement obligation in 2016 compared to five months in 2015 beginning in April 2015. The higher 2016 interest expense was partially offset by the lower losses from foreign currency transactions.

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

Cash Flows

In the nine months of 2016, the $2,116 of cash provided by operating activities was attributable to $426 of cash absorbed by the net loss for the period, after the effect of $598 of non-cash items and an increase in cash from changes to working capital of $1,690.  The working capital changes contributing to the increase in cash consisted primarily of an increase in accrued expenses attributable to severance compensation and payroll schedules plus increased progress payments from customer contracts.

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

Cash used in investing activities was $145 for the first nine months ended September 30, 2016 compared to $71 for the same period of 2015.  Investing activities for both periods presented consisted entirely of property and equipment purchases.

For the nine months ended September 30, 2016, financing activities used $148 of cash compared to $156 during the same period in 2015 for principal payments on mortgage notes.

Line of Credit

The Company is a party to a line-of-credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund the working capital requirements of our subsidiary Spitz, Inc. ("Spitz"). Under the line of credit agreement, interest is charged on amounts borrowed at the lender's prime rate less 0.25%.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The line-of-credit agreement and mortgage notes (with the same commercial bank) contain cross default provisions whereby a default on either agreement will result in a default on both agreements. There were no borrowings outstanding under the line-of-credit agreement as of September 30, 2016.

Letters of Credit

Under the terms of financing arrangements for letters of credit, the Company is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure obligations with the financial institutions who issue the letters of credit.  As of September 30, 2016 there were outstanding letters of credit and bank guarantees of $600, which are scheduled to expire during the year ending December 31, 2017.

Mortgage Notes

As of September 30, 2016, Spitz had obligations totaling $2,026 under its two mortgage notes payable.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 30, 2016, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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
101
The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date:	November 4, 2016	By: /s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial and Accounting Officer)