Form 10-K
period 2016-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2017-03-13
CIK 276283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  [  ] Yes    [x ] No

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant as of July 1, 2016 the last business day of the registrant's most recently completed second fiscal quarter was $4,468,308 based on the closing sale price of $0.70 as reported by the Over-the-Counter Market. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13D and 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.

The number of shares of the registrant's Common Stock outstanding as of March 1, 2017 was 11,352,516.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information from the Registrant's definitive proxy statement for the 2017 Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

EVANS & SUTHERLAND COMPUTER CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

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

General

Evans & Sutherland focuses on the production of high-quality advanced visual display systems used primarily in full-dome video projection applications, dome projection screens, dome architectural treatments, and unique content for planetariums, schools, science centers, other educational institutions, and entertainment venues.  With a nearly 50-year history in computer graphics, we are widely regarded as both a pioneer and a leader in providing the world's most compelling full-dome digital theater and planetarium systems as well as original full-dome shows.  With our subsidiary, Spitz, Inc. ("Spitz"), and its over 70-year history as a leading supplier of planetarium systems, dome projection screens and other dome displays, E&S supplies premier total system solutions for its digital theater markets as well as customized domes and other unique geometric structures in the architectural market.

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
Employees
As of December 31, 2016, Evans & Sutherland and its subsidiaries employed a total of 91 persons of which 88 were employed full time.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
The following sets forth certain information regarding the executive officers of E&S as of December 31, 2016.
Name	Age	Position
Jonathan A. Shaw	60	Chief Executive Officer and Director
Paul L. Dailey	60	Chief Financial Officer and Corporate Secretary
Kirk D. Johnson	55	Chief Operating Officer and President
Jonathan A. Shaw was appointed Chief Executive Officer and Director in September 2016.  He previously served as President and Chief Executive Officer of Spitz since November 2001. Prior to his appointment as President and Chief Executive Officer of Spitz, Mr. Shaw held various management positions since 1985.
Paul L. Dailey was appointed Executive Vice President in December 2016. He was appointed Chief Financial Officer and Corporate Secretary in February 2007.  He became an executive officer of E&S in August 2006 when he was appointed Acting Chief Financial Officer and Corporate Secretary.  Prior to his appointments at E&S, Mr. Dailey served as Executive Vice President, Chief Financial Officer and Corporate Secretary of Spitz, where he started as Controller in 1983. Mr. Dailey is a Certified Public Accountant.
Kirk D. Johnson was appointed Chief Operating Officer and President in September 2016.  He previously served as Vice President and General Manager of Digital Theater since January 2002.  He joined E&S in April 1990 and has held various engineering and management positions throughout his service at E&S.

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
Not applicable

PART II

ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Over-the-Counter Markets under the symbol "ESCC."  On March 1, 2017, there were approximately 430 holders of record of our common stock.  Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
We have never paid a cash dividend on our common stock and have used funds generated internally to operate our business.  For the foreseeable future, we intend to follow our policy of retaining any future earnings to finance the development and growth of our business.
Additional information required by this item is incorporated by reference to the table captioned Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2016 in Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," of Part III of this annual report on Form 10-K.
The table below presents the high and low sales prices per share as reported by the Over-the-Counter Markets, by quarter for 2016 and 2015. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.
	2016		2015
	High	Low	High	Low
First Quarter	$1.06	$0.75	$0.55	$0.30
Second Quarter	1.15	0.70	0.95	0.42
Third Quarter	1.35	0.51	1.14	0.49
Fourth	1.48	0.90	1.21	0.72

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
Executive Summary
The year ended 2016 produced healthy sales and gross profit down slightly from 2015. The continued healthy sales and gross profit were attributable to strong sales bookings in 2014 through 2016. The sales backlog remained healthy at the end of 2016 which supports an encouraging outlook for 2017. Operating expenses decreased from $13,037 in 2015 to $9,721 in 2016; however, both 2015 and 2016 included certain expenses that are considered to be unusual and non-recurring.  Specifically, 2015 included a $3,620 charge for the settlement of the pension liabilities and 2016 included a severance obligation of a prior executive. With the exception of the pension settlement expense in 2015 and the severance expense in 2016, our operating expenses in 2016 were comparable to 2015.  We believe this illustrates the profit potential of our business without the burden of the Pension Plan. With a leaner executive leadership team and the healthy backlog and sales prospects, we anticipate sales at levels that are expected to yield profitable results in 2017.
We intend to continue to aggressively pursue opportunities in the digital theater and other markets served by our products, as well as the development and improvement of new innovative products such as Digistar for planetarium theaters. We will continue to develop and improve our planetarium products targeted for smaller venues in education markets such as our SciDome product. We intend to also continue development and improvement of our dome products used by planetarium theaters and many other varied applications.  We intend to continue the production of quality show content for planetarium theaters.  We believe that the ability to include the wide range of complementary products in the systems we sell, along with access to the legacy customer base of E&S and our subsidiary, Spitz, provides a unique competitive advantage.
We expect variable but reasonably consistent future sales and gross profits from our current product line at annual levels sufficient to cover or exceed operating expenses and meet our obligations including our annual obligation to the Pension Benefit Guaranty Corporation ("PBGC") related to the termination of our qualified defined benefit pension plan ("Pension Plan") in 2015 (the "Pension Settlement Obligation").  Although we reported a net loss for 2015 due to the pension settlement charge of $3,620, the pension settlement contributed $31,776 to comprehensive income bringing 2015 total comprehensive income to $29,946. The 2015 total comprehensive income combined with profitable results in 2016 eliminated our stockholders' deficit, which was $30,703 as of December 31, 2014, creating stockholders' equity of $1,597 as of December 31, 2016. As the Company continues to move forward, we expect our improved financial position to present opportunities for better results through the availability of credit and stronger qualification for customer projects.

Results of Operations

Consolidated Sales and Backlog

The following table summarizes our consolidated sales for the years ended December 31:

	2016	2015
Sales	$32,944	$35,298

 Sales decreased 7% from 2015 to 2016 due to lower sales of planetarium products which was partially offset by an increase in sales of dome products to theme parks.
The volume of new orders in 2016 was strong but slightly lower than the high volume of orders booked in 2015.  As a result, our sales backlog was $24,444 as of December 31, 2016 compared with $26,298 as of December 31, 2015. The sales backlog of planetarium products improved while the backlog of domes for theme park attractions decreased but remained healthy at December 31, 2016, setting up 2017 for another strong year in sales with a more balanced contribution from our products.  We anticipate that approximately 75% of the 2016 backlog will be converted to sales in 2017 and that we will receive sufficient new orders to produce total sales in 2017 comparable to 2016.

Gross Profit

The following table summarizes our gross profit and the percentage to total sales for the years ended December 31:

	2016	2015
Gross profit	$12,073	$12,342
Gross profit percentage	37%	35%

Our gross profit percentage was slightly higher in 2016 when compared to 2015.  The lower gross margin percentage in 2015 was affected by higher than expected costs to complete two theme park projects.

Operating Expenses
The following table summarizes our operating expenses during the years ended December 31:
	2016	2015
Selling, general and administrative	$7,115	$6,633
Research and development	2,344	2,262
Pension	262	522
Pension settlement	-	3,620
Total operating expenses	$9,721	$13,037

Selling, general and administrative expenses were higher in 2016 compared to 2015. This was primarily due to the additional costs accrued in the third quarter of 2016 in connection with the severance compensation for our former Chief Executive Officer.
Research and development expenses were slightly higher in 2016 compared to 2015.  This was primarily due to redirecting resources from sales and marketing activities to research and development activities. Research and development activities consisted of exploration of new applications for our products, improvements to the software in our planetarium products, testing hardware to project high definition video on large dome screens, development of a graphical user interface device for dome theaters, improvements to theater lighting, testing of optical coatings for projection surfaces and developing techniques to make dome projection surfaces more uniform.
Pension expense was lower in 2016 compared to 2015 due to the termination of the Pension Plan in the second quarter of 2015. With the termination of the Pension Plan, the pension expense in 2016 and going forward is entirely the expenses attributable to our Supplemental Executive Retirement Plan ("SERP").
The Pension settlement expense of $3,620 reflects a one-time charge for the settlement of the Pension Plan liabilities in the second quarter of 2015.

Other Expense, net
The following table summarizes our other expense during the years ended December 31:
	2016	2015
Interest expense	$(510)	$(429)
Other expense, net	(6)	(163)
Interest expense in 2016 and 2015 consisted principally of imputed interest on the Pension Settlement Obligation. Interest expense also included interest paid on real estate debt in both years presented. Interest expense in 2017 is expected to be comparable to 2016.
The change in other expense, net was primarily attributable to higher realized currency losses in 2015.

Income Taxes

The income tax benefit (provision) consisted of federal and state income taxes as follows for the years ended December 31:
	2016	2015
Income tax benefit (provision)	$(93)	$12

The 2016 income tax provision was for state income taxes resulting from Spitz' normal business activity in various jurisdictions.

Other Comprehensive Income
The following table summarizes other comprehensive income for the years ended December 31:
	2016	2015
Decrease (increase) to minimum pension liability	$258	$(555)
Pension settlement	-	31,776
Other comprehensive income	$258	$31,221

The economic benefit to the Company from the settlement of Pension Plan liabilities was reflected in the financial statements as other comprehensive income of $31,776 in 2015. This offset the $3,620 charge to operating expenses from the same transaction. The other pension related charges and credits affecting other comprehensive income were attributable to the accounting for actuarial valuations of the pension liabilities. Other comprehensive income in future years is expected to be limited to accounting for potential changes in the actuarial valuation of the SERP liabilities.
Liquidity and Capital Resources
Outlook
As discussed in the executive summary above, we have made significant progress toward eliminating our history of operating losses.  We believe that the termination of the Pension Plan together with the settlement of the underlying pension liabilities achieved our goal of reducing our obligations to levels that make the business viable. As a result, we believe existing liquidity resources and funds generated from forecasted revenue will be sufficient to meet our current and long-term obligations. We continue to operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.

Cash Flows
The following table summarizes our cash flows for the years ended December 31:

Net cash and cash equivalents provided by (used in):	2016	2015
Operating activities	$3,747	$(2,943)
Investing activities	(174)	(173)
Financing activities	(484)	(188)
Increase (decrease) in cash and cash equivalents	$3,089	$(3,304)

Cash and cash equivalents increased $3,089 to $6,823 during 2016, due primarily to cash provided by operating activities.
Operating Activities
The net cash provided by operating activities in 2016 was attributable to a decrease in working capital of $912 plus $2,835 of cash provided by the $1,743 net income after the effect of $1,092 of non-cash charges.  The non-cash charges consisted primarily of $294 of depreciation, $258 of amortization of deferred pension costs, and $344 in the provision for excess and obsolete inventory.  The changes in working capital which used cash were largely attributable to the timing of progress payments on customer projects.
The net cash used in operating activities in 2015 was attributable to an increase in working capital of $6,006 less $3,063 of cash provided by the $1,275 net loss after the effect of $4,338 of non-cash charges.  The non-cash charges consisted primarily of the $3,620 pension settlement charge.  The changes in working capital which used cash were largely attributable to the timing of progress payments on customer projects. Other significant cash outlays were the initial installment payments of the Pension Settlement Obligation.
Investing Activities
Investing activities used $174 of cash during 2016 consisting entirely of purchases of property and equipment.
Investing activities used $173 of cash during 2015 consisting entirely of purchases of property and equipment.
Financing Activities
Financing activities used $484 of cash during 2016 consisting of $199 for principal payments on debt obligations, $356 for principal payments on the Pension Settlement Obligation and $71 in proceeds from the exercise of options.
Financing activities used $188 of cash during 2015 for principal payments on debt obligations.
Credit Facilities
The Company is a party to a line-of-credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund Spitz working capital requirements. Under the line-of-credit agreement, interest is charged on amounts borrowed at the lender's prime rate less 0.25%.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The line-of-credit agreement and mortgage notes (with the same commercial bank) contain cross default provisions whereby a default on either agreement will result in a default on both agreements. There were no borrowings outstanding under the line-of-credit agreement as of December 31, 2016.

The ability to issue letters of credit and bank guarantees is an important tool to mitigate credit risk in our business. International sales are increasingly important to our business and, in many countries, letters of credit and bank guarantees serve as performance guarantees for customer contracts. Also, domestic sales sometimes require performance guarantees in the form of surety bonds.  We have relationships with licensed surety companies to provide performance bonds subject to certain limitations and collateral which we must provide for security. Letters of credit and bank guarantees are issued to serve as collateral and to ensure our performance for these purposes. Cash deposits or deferral of customer payments for performance guarantees can often be used as an alternative to letters of credit.

Under the terms of financing arrangements for letters of credit, the Company is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure obligations with the financial institutions who issue the letters of credit.  As of December 31, 2016, there were outstanding letters of credit and bank guarantees of $600, which are scheduled to expire during the year ending December 31, 2017.

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

The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreement.  The real property had a carrying value of $4,215 as of December 31, 2016. The Mortgage Notes are guaranteed by E&S.

Land and building lease

In November 2014, the Company agreed to an extension of its lease for its corporate office buildings and its interest in the lease for the land occupied by the buildings for a term of 5 years. Base annual rent for the extended 5-year term is $549.

 The lease obligation is recorded as an operating lease for a term of five years commencing November 1, 2014.  The accounting for lease extension resulted in $620 gain on the disposition of leased assets under the prior lease which was deferred and is being amortized over the five-year term of the new operating lease. There was also a $1,526 gain from the extinguishment of a deferred rent credit related to the underlying land lease which is being amortized over the five-year term of the new operating lease. The amortization of the deferred gain and deferred rent credit reduces the rent expense attributable to the cash rent payments.

Other
In 2017, we expect capital expenditures similar to 2016.  There were no material capital expenditure commitments as of December 31, 2016, nor do we anticipate any over the next several years.
Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of February 15, 2017, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during 2016 or 2015.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

We also maintain trade credit arrangements with certain suppliers.  The unavailability of a significant portion of, or the loss of, these trade credit arrangements from suppliers would have a material adverse effect on our financial condition and operations.
As of December 31, 2016, our total indebtedness was $1,975 on the mortgage notes.  Our cash and restricted cash, subject to various restrictions set forth in this annual report on Form 10-K, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.
Effects of Inflation
The effects of inflation were not considered material for the years 2016 and 2015, and are not expected to be material for the year 2017.
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
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02").  ASU 2016-02 changes the accounting for leases.  In particular, lessees will recognize lease assets and lease liabilities for operating leases.  This update will have a minimal effect on lessor accounting.  ASU 2016-02 is not effective until 2019. The Company is currently assessing the impact on its financial reporting of implementing this guidance.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) ("ASU 2015-17").  ASU 2015-17 requires that all deferred income tax assets and liabilities be classified as non-current.  ASU 2015-17 is not effective until the 2017 fiscal year.  The Company has elected to prospectively adopt the accounting standard in the beginning of the fourth quarter of fiscal 2016. Prior periods in our Consolidated Financial Statements were not retrospectively adjusted.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 provides for a single, principles-based model for revenue recognition that replaces existing revenue recognition guidance. ASU 2014-09 is effective for the Company on January 1, 2018. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company has not yet selected a transition method and is in the process of evaluating the effect ASU 2014-09 will have on its consolidated financial statements and related disclosures.  During 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date ("ASU 2015-14"), which deferred the date of ASU 2014-09 by one year.
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

•	Our belief that our existing sources of liquidity, including marketable securities, will provide sufficient liquidity to meet our obligations through 2017 and beyond.
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

•	Our belief that any potential shortfalls in our forecasted revenues would be within a range whereby we could reduce variable costs in order to meet our 2017 obligations.
•	Our belief that the business has the potential for long-term profitability without the burden of the Pension Plan.
•	Our belief that capital expenditures during 2017 will be similar to the capital expenditures incurred during 2016.
•	Our belief that the effects of inflation will not be material for 2017.
•	Our belief that approximately 75% of our backlog will be converted to sales in 2017.
•	Our belief that our 2016 orders will continue at a level sufficient to recognize sales in 2017 comparable to 2016.
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

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$6,823	$3,734
Restricted cash	603	601
Accounts receivable, net	3,271	4,825
Current portion of lease receivable	252	-
Costs and estimated earnings in excess of billings on uncompleted contracts	3,038	2,695
Inventories, net	3,751	4,072
Prepaid expenses and deposits	902	1,038
Total current assets	18,640	16,965
Long-term lease receivable, net of current portion	1,083	-
Property and equipment, net	4,638	4,735
Goodwill	635	635
Intangible assets, net	-	27
Other assets	1,222	1,082
Total assets	$26,218	$23,444

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,158	$1,062
Accrued liabilities	1,400	1,031
Billings in excess of costs and estimated earnings on uncompleted contracts	6,500	3,995
Customer deposits	2,238	3,232
Current portion of retirement obligations	507	480
Current portion of pension settlement obligation	382	356
Current portion of long-term debt	211	199
Total current liabilities	12,396	10,355
Pension and retirement obligations, net of current portion	4,344	4,839
Pension settlement obligation, net of current portion	4,886	5,268
Long-term debt, net of current portion	1,764	1,975
Deferred rent obligation	1,231	1,653
Total liabilities	24,621	24,090
Commitments and contingencies (Notes 5, 6, 7 and 9)
Stockholders' equity (deficit):
Preferred stock, no par value: 10,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,616,866 and 11,441,666 shares issued, respectively	2,323	2,288
Additional paid-in-capital	53,641	53,434
Common stock in treasury, at cost, 264,350 shares	(3,532)	(3,532)
Accumulated deficit	(48,689)	(50,432)
Accumulated other comprehensive loss	(2,146)	(2,404)
Total stockholders' equity (deficit)	1,597	(646)
Total liabilities and stockholders' equity (deficit)	$26,218	$23,444

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
	Years Ended December 31,
	2016	2015

Sales	$32,944	$35,298
Cost of sales	(20,871)	(22,956)
Gross profit	12,073	12,342
Operating expenses:
Selling, general and administrative	(7,115)	(6,633)
Research and development	(2,344)	(2,262)
Pension	(262)	(522)
Pension settlement	-	(3,620)
Total operating expenses	(9,721)	(13,037)

Operating income (loss)	2,352	(695)
Interest expense	(510)	(429)
Other expense, net	(6)	(163)
Income (loss) before income tax benefit (provision)	1,836	(1,287)
Income tax benefit (provision)	(93)	12
Net income (loss)	$1,743	$(1,275)

Net income (loss) per common share – basic	$0.16	$(0.11)
Net income (loss) per common share – diluted	$0.15	$(0.11)

Weighted average common shares outstanding – basic	11,214	11,150
Weighted average common shares outstanding – diluted	11,836	11,150

Comprehensive income, net of tax:
Net income (loss)	$1,743	$(1,275)
Pension settlement	-	31,776
Decrease (increase) in minimum pension liability	258	(555)
Other comprehensive income	258	31,221
Total comprehensive income	$2,001	$29,946

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balance, December 31, 2014	11,442	$2,288	$54,500	$(4,709)	$(49,157)	$(33,625)	$(30,703)
Net loss	-	-	-	-	(1,275)	-	(1,275)
Issuance of 88,117 shares from treasury for pension settlement	-	-	(1,107)	1,177	-	-	70
Other comprehensive income	-	-	-	-	-	31,221	31,221
Stock-based compensation	-	-	41	-	-	-	41
Balance, December 31, 2015	11,442	$2,288	$53,434	$(3,532)	$(50,432)	$(2,404)	$(646)
Net income	-	-	-	-	1,743	-	1,743
Issuance of shares on exercise of options	175	35	36	-	-	-	71
Other comprehensive income	-	-	-	-	-	258	258
Stock-based compensation	-	-	171	-	-	-	171
Balance, December 31, 2016	11,617	$2,323	$53,641	$(3,532)	$(48,689)	$(2,146)	$1,597

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$1,743	$(1,275)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	294	291
Amortization of deferred pension costs	258	106
Pension settlement charge	-	3,620
Provision for excess and obsolete inventory	344	155
Other	196	166
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	(2)	110
Decrease (increase) in accounts receivable	1,533	(373)
Increase in lease receivable	(1,335)	-
Increase in inventories	(23)	(64)
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts, net	2,162	(2,177)
Increase in prepaid expenses and other assets	(4)	(367)
Increase in accounts payable	96	352
Increase (decrease) in accrued liabilities	369	(111)
Decrease in accrued pension and retirement liabilities	(468)	(84)
Decrease in pension settlement obligation	-	(2,019)
Decrease in customer deposits	(994)	(849)
Decrease in deferred rent obligation	(422)	(424)
Net cash provided by (used in) operating activities	3,747	(2,943)

Cash flows from investing activities:
Purchases of property and equipment	(174)	(182)
Proceeds from sale of property and equipment	-	9
Net cash used in investing activities	(174)	(173)

Cash flows from financing activities:
Proceeds from shares issued on exercise of options	71	-
Principal payments on long-term debt	(199)	(188)
Principal payments on pension settlement obligation	(356)	-
Net cash used in financing activities	(484)	(188)

Net increase (decrease) in cash and cash equivalents	3,089	(3,304)
Cash and cash equivalents as of beginning of the year	3,734	7,038
Cash and cash equivalents as of end of the year	$6,823	$3,734

Supplemental disclosures of non-cash investing and financing activities
Settlement of pension liability	$-	$35,870
Increase in minimum pension and retirement obligations	-	661

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$516	$364
Income taxes	11	12
See notes to consolidated financial statements.

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three or fewer months to be cash equivalents.  The Company maintains cash balances in bank accounts that, at times, exceed federally insured limits.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant risk with respect to cash.  As of December 31, 2016, cash deposits as reported by the banks, including restricted cash, exceeded the federally insured limits by approximately $7,118.
Restricted Cash
Restricted cash that guarantees letters of credit that mature or expire within one year is reported as a current asset.  Restricted cash that guarantees letters of credit that mature or expire after more than one year is reported as a long-term asset.  There was no restricted cash included in other assets as of December 31, 2016 and 2015.
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

The table below represents changes in E&S's allowance for doubtful accounts receivable for the years ended December 31:
	2016	2015

Beginning balance	$286	$217
Write-off of accounts receivable	(47)	(64)
Increase in estimated losses on accounts receivable	20	133
Ending balance	$259	$286
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
During the years ended December 31, 2016 and 2015, E&S recognized impairment losses on inventory of $344 and $155, respectively.
Inventories as of December 31, were as follows:
	2016	2015

Raw materials	$5,427	$5,958
Work in process	1,120	1,265
Finished goods	326	220
Reserve for obsolete inventory	(3,122)	(3,371)
Inventories, net	$3,751	$4,072

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

Depreciation expense was $267 and $250 for the years ended December 31, 2016 and 2015, respectively.  The cost and estimated useful lives of property and equipment and the total accumulated depreciation and amortization were as follows as of December 31:
	Estimated
	Useful Lives	2016	2015

Land	n/a	$2,250	$2,250
Buildings and improvements	5 - 40 years	3,065	3,028
Manufacturing machinery and equipment	3 - 8 years	5,434	5,301
Office furniture and equipment	3 - 8 years	779	779
Total		11,528	11,358
Less accumulated depreciation and amortization		(6,890)	(6,623)
Net property and equipment		$4,638	$4,735
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

Intangible Assets

E&S amortizes the cost of intangible assets over their estimated useful lives. Amortizable intangible assets are reviewed at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization.  Amortization expense was $27 and $41 for the years ended December 31, 2016 and 2015, respectively.

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

The table below represents changes in E&S's warranty reserve for the years ended December 31:
	2016	2015

Beginning balance	$127	$125
Additions to warranty reserve	227	149
Warranty costs	(231)	(147)
Ending balance	$123	$127
Revenue Recognition
Sales include revenues from system hardware, software, database products and service contracts.  The following table provides information on revenues by recognition method applied during the years:

	2016	2015

Percentage of completion	$18,248	$19,827
Completed contract	12,845	13,653
Other	1,851	1,818
Total sales	$32,944	$35,298
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

Net Income (Loss) per Common Share
Basic net income (loss) per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted net income per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares include shares that may be issued by the Company for outstanding stock options determined using the treasury stock method. In periods resulting in a net loss, potential common shares are anti-dilutive and therefore are not included.  Net income (loss) per common share has been computed based on the following:
	2016	2015

Numerator
Net Income (loss)	$1,743	$(1,275)

Denominator
Weighted-average number of common shares outstanding - basic	11,214	11,150
Incremental shares assumed for stock options	622	-
Weighted-average number of common shares outstanding - dilutive	11,836	11,150
Basic net income (loss) per common share	$0.16	$(0.11)
Diluted net income (loss) per common share	$0.15	$(0.11)

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
Other Comprehensive Income
On a net basis for 2016 and 2015, there were deferred income tax assets resulting from items reflected in comprehensive income.  However, E&S has determined that it is more likely than not that it will not realize such net deferred income tax assets and has therefore established a valuation allowance against the full amount of the net deferred income tax assets.  Accordingly, the net income tax effect of the items included in other comprehensive income is zero.  Therefore, the Company has included no income tax expense or benefit in relation to items reflected in other comprehensive income.  The accumulated other comprehensive loss at the end of 2015 and 2016 consists of minimum pension liability attributable to the Supplemental Executive Retirement Plan ("SERP") (see Note 6).

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02").  ASU 2016-02 changes the accounting for leases.  In particular, lessees will recognize lease assets and lease liabilities for operating leases.  This update will have a minimal effect on lessor accounting.  ASU 2016-02 is not effective until 2019. The Company is currently assessing the impact on its financial reporting of implementing this guidance.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) ("ASU 2015-17").  ASU 2015-17 requires that all deferred income tax assets and liabilities be classified as non-current.  ASU 2015-17 is not effective until the 2017 fiscal year.  The Company has elected to prospectively adopt the accounting standard in the beginning of the fourth quarter of fiscal 2016. Prior periods in our Consolidated Financial Statements were not retrospectively adjusted.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 provides for a single, principles-based model for revenue recognition that replaces existing revenue recognition guidance. ASU 2014-09 is effective for the Company on January 1, 2018. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company has not yet selected a transition method and is in the process of evaluating the effect ASU 2014-09 will have on its consolidated financial statements and related disclosures.  During 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date ("ASU 2015-14"), which deferred the date of ASU 2014-09 by one year.
Note 2 – Goodwill

Goodwill of $635 resulted from the acquisition of the Company's wholly owned subsidiary, Spitz, and was measured as the excess of the $2,884 purchase consideration paid over the fair value of the net assets acquired. The Company has made its annual assessment of impairment of goodwill and has concluded that goodwill is not impaired as of December 31, 2016.

Note 3 - Costs and Estimated Earnings on Uncompleted Contracts
Comparative information with respect to uncompleted contracts as of December 31:
	2016	2015

Total accumulated costs and estimated earnings on uncompleted contracts	$31,634	$33,445
Less total billings on uncompleted contracts	(35,096)	(34,745)
Ending balance	$(3,462)	$(1,300)
The above amounts are reported in the consolidated balance sheets as of December 31 as follows:
	2016	2015

Costs and estimated earnings in excess of billings on uncompleted contracts	$3,038	$2,695
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,500)	(3,995)
Ending balance	$(3,462)	$(1,300)

Note 4 – Lease Receivable
In 2016, the Company entered into a lease agreement with a customer whereby the Company will be the Lessor and the customer will be the lessee of a Planetarium System produced, delivered and installed by the Company. The lease term is 5 years and requires the customer to make rent payments to the Company over the lease term in accordance with the fixed schedule in the agreement.  The equipment will be returned to the Company at the end of the lease term at which time the Company estimates that the system will have no residual value.  The customer obtained control of the leased assets upon delivery and acceptance of the system on December 7, 2016.  The lease is accounted for as a sales-type lease since the lease term is for substantially all of the economic life of the system, the present value of the lease payments amounts to substantially all of the fair value of the underlying assets, and the customer will retain the control with substantially all of the risks and awards of ownership of the system.  The discounted present value of the payments to be made under the lease agreement, using an annual rate of 6%, amounts to $1,754. This amount represents the fair value of the equipment of $1,678 and the maintenance services E&S is to provide over the terms of the lease valued at $76.  In 2016, the Company recorded the sale of the system of $1,678.  Also, $76 of deferred revenue was recorded representing the value of the maintenance services.

The balance of lease receivable as of December 31, 2016 is recorded as follows:

2016

Lease receivable	$252
Lease receivable long term	1,083
Total	$1,335

Note 5 – Leases and deferred gain on disposal of building assets
The Company occupies real property and uses certain equipment under lease arrangements that are accounted for as operating leases.  The Company's real property leases contain escalation clauses.  Rental expense for all operating leases for 2016 and 2015 was $194 and $216, respectively.
In November 2014, the Company agreed to an extension of its lease for its corporate office buildings and its interest in the lease for the land occupied by the buildings for a term of 5 years. Base annual rent for the extended 5-year term is $549. The new lease obligation is recorded as an operating lease for a term of five years which commenced November 1, 2014.  The accounting for the lease extension resulted in a $620 gain on the disposition of leased assets under the prior lease which was deferred and is being amortized over the five-year term of the new operating lease. There was also a $1,526 gain from the extinguishment of a deferred rent credit related to the underlying land lease which is being amortized over the five-year term of the new operating lease. The amortization of the deferred gain and deferred rent credit reduces the rent expense attributable to the cash rent payments.

Future minimum rent expense payments under the new operating lease and the remaining deferred gain from the disposal of the building assets and deferred rent credit to be recognized are as follows:
Years Ending	Rent	Gain on	Deferred	Net Rent
December 31,	Expense	Building	Rent Credit	Expense

2017	$549	$(124)	$(305)	$120
2018	565	(124)	(305)	136
2019	475	(108)	(265)	102
Total	$1,589	$(356)	$(875)	$358

There are no other lease obligations that have initial or remaining non-cancelable lease terms in excess of one year.
Note 6 - Employee Retirement Benefit Plans
Settlement of Pension Plan Liabilities
On April 21, 2015, the Company, as the administrator of its qualified defined benefit pension plan ("Pension Plan"), and the Pension Benefit Guaranty Corporation ("PBGC") entered into an Agreement For Appointment of Trustee and Termination of Plan (the "Termination Agreement") (a) terminating the Pension Plan, (b) establishing March 8, 2013 as the Plan's termination date and (c) appointing the PBGC as statutory trustee of the Pension Plan.
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

To secure the Company's obligations under the Pension Settlement Agreement, on April 21, 2015, the Company also entered into a Security Agreement with the PBGC (the "Security Agreement"), and executed an Open-End Mortgage in favor of the PBGC (the "Mortgage") on certain real property owned by the Company's subsidiary, Spitz, Inc. ("Spitz"). The Security Agreement and Mortgage grant to the PBGC a security interest on all of the Company's presently owned and after-acquired property and proceeds thereof, free and clear of all liens and other encumbrances, except those described therein (the "Senior Liens"). The PBGC's security interest in the Company's property is subordinate to the Company's two senior lenders pursuant to the Security Agreement and agreements between the PBGC and the lenders (the "Intercreditor Agreements"). The Intercreditor Agreements provide for the lenders to extend credit to the Company, secured by the Senior Liens, up to specified limits. The Intercreditor Agreement between the lender of the mortgage notes and line of credit (see Note 7) and the PBGC provides for total aggregate loans of up to $6,500 secured by Senior Liens on Spitz assets. The second Intercreditor Agreement between another lender and the PBGC provides for up to $3,000 of letter of credit indebtedness secured by Senior Liens on cash deposits.

The termination of the Pension Plan and settlement of its underlying liabilities enabled the Company to satisfy the previously disclosed unfunded liability attributable to the Pension Plan by the issuing to the PBGC the 88,117 shares of stock from treasury and making the fixed installment payments of the Pension Settlement Obligation. As of the date of the Pension Settlement Agreement, the balance of the unfunded liability attributable to the Pension Plan, which was previously reported with Pension and Retirement Obligations, was $35,870, of which $31,776 was attributable to accumulated other comprehensive loss. The market value of the 88,117 shares of stock issued to the PBGC from treasury on April 23, 2015 was $70. The Pension Settlement Obligation was recorded as a liability of the Company as of April 21, 2015 in the amount of $7,643, reflecting the present value of the installments at an interest rate of 7%, which the Company believes represents the fair market interest rate for junior secured debt with similar secured terms of the Security Agreement. The unfunded Pension Plan liability of $35,870 exceeded the $7,714 combined value of the stock issued to the PBGC and the Pension Settlement Obligation by $28,156. There are no income tax consequences of the settlement since no tax deduction was taken for the pension expense that gave rise to the Pension Plan liability. Accordingly, the settlement of the Pension Plan Liabilities was recorded as of April 21, 2015 as follows:

Unfunded Pension Plan Liability	$35,870

Market value of common shares issued from treasury	(70)
Pension Settlement Obligation	(7,644)
Total consideration to PBGC	(7,714)

Total gain from settlement of Pension Plan Liabilities	$28,156

Gain recorded as:
Charge to statement of operations	$(3,620)
Other comprehensive Income	31,776
Contribution to total comprehensive income	$28,156

The balance of the Pension Settlement Obligation is recorded on the balance sheet as of December 31, 2016 and 2015 as follows:

	2016	2015
Current portion of pension settlement obligation	$382	$356
Pension settlement obligation, net of current portion	4,886	5,268
Total Pension Settlement Obligation	$5,268	$5,624

As a result of the settlement of Pension Plan liabilities on April 21, 2015, the Company's only remaining pension obligation is the SERP. The Company recorded expense of $326 related to the Pension Plan for the first quarter of 2015 prior to the Termination Agreement executed on April 21, 2015.
Supplemental Executive Retirement Plan
The SERP provides eligible former executives, employed by the Company prior to 2002, defined pension benefits based on average salary, years of service and age at retirement.  The SERP was amended in 2002 to discontinue further SERP gains from future salary increases and close the SERP to new participants.
401(k) Deferred Savings Plan
The Company has a deferred savings plan that qualifies under Section 401(k) of the Internal Revenue Code.  The 401(k) plan covers all employees of the Company who have at least one year of service and who are age 18 or older.  Matching contributions are made on employee contributions after the employee has achieved one year of service.  Extra matching contributions can be made based on profitability and other financial and operational considerations.  Effective January 1, 2017, the Company started making a 3% profit sharing contribution in addition to the matching contribution.  Contributions to the 401(k) plan for 2016 and 2015 were $182 and $168, respectively.
Obligations and Funded Status for Pension Plan and SERP
E&S uses a December 31 measurement date for the SERP.
Information concerning the obligations, plan assets and funded status of employee retirement defined benefit plans are provided below:
	Pension Plan		SERP
Changes in plan assets	2016	2015	2016	2015

Fair value of plan assets - beginning of year	$-	$29,721	$-	$-
Actual return on plan assets	-	1,547	-	-
Contributions	-	-	475	497
Benefits paid	-	(339)	(475)	(497)
Transfer out upon termination	-	(30,929)	-	-
Fair value of plan assets - end of year	$-	$-	$-	$-

	Pension Plan		SERP
Changes in benefit obligation	2016	2015	2016	2015

Projected benefit obligation - beginning of year	$-	$64,831	$5,320	$4,871
Interest cost	-	617	190	177
Actuarial loss (gain)	-	1,690	(184)	769
Benefits paid	-	(339)	(475)	(497)
Transfer of benefit obligation upon termination	-	(66,799)	-	-
Projected benefit obligation - end of year	$-	$-	$4,851	$5,320

	Pension Plan		SERP
Net amount recognized	2016	2015	2016	2015

Unfunded status	$-	$-	$(4,851)	$(5,320)
Unrecognized net actuarial loss	-	-	2,146	2,415
Unrecognized prior service cost	-	-	-	(11)
Net amount recognized	$-	$-	$(2,705)	$(2,916)
Amounts recognized in the consolidated balance sheets consisted of:
	Pension Plan		SERP
	2016	2015	2016	2015

Accrued liability	$-	$-	$(4,851)	$(5,320)
Accumulated other comprehensive loss	-	-	2,146	2,404
Net amount recognized	$-	$-	$(2,705)	$(2,916)
Components of net periodic benefit cost:
	Pension Plan		SERP
	2016	2015	2016	2015

Interest cost	$-	$617	$190	$177
Expected return on assets	-	(585)	-	-
Amortization of actuarial loss	-	195	82	68
Amortization of prior year service cost	-	-	(10)	(49)
Net periodic benefit expense	-	227	262	196
Insurance premium due PBGC		99	-	-
	$-	$326	$262	$196
Additional information
Pension expense was $262 for the year ended December 31, 2016, which consisted of net periodic benefit expense of $262 for the SERP.  Pension expense was $522 for the year ended December 31, 2015, which included net periodic benefit expense of $227 for the Pension Plan, $196 for the SERP and $99 of insurance premiums due to the PBGC.
The SERP minimum liability recorded in other comprehensive loss decreased $258 in 2016 compared to an increase of $750 in 2015.  The decrease in 2016 was primarily due to the death of one participant.  The increase in 2015 reflected the decrease to the discount rate used to measure the SERP as of December 31, 2015 of 3.7% compared to 3.8% as of December 31, 2014 and the use of more current mortality tables.
Assumptions
The weighted average assumptions used to remeasure benefit obligations as of December 31, 2016 and 2015 included a discount rate of 3.7% and 3.8%, respectively, for the SERP.  The weighted average assumptions used to determine net periodic cost for the years ended December 31, 2016 and 2015 included a discount rate of 3.7% and 3.8%, respectively, in each year for the SERP.
Cash Flows
Employer contributions
The Company is not currently required to fund the SERP.  All benefit payments are made by E&S directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes.
The Company expects to contribute and pay benefits of approximately $507 related to the SERP in 2017.

Estimated future benefit payments
As of December 31, 2016, the following benefits are expected to be paid based on actuarial estimates and prior experience:
Years Ending December 31,	SERP
2017	$507
2018	510
2019	423
2020	417
2021	411
2022-2026	1,937

Note 7 –Debt
Long-term debt consisted of the following as of December 31, 2016 and 2015:
	2016	2015
First mortgage note payable due in monthly installments of $23 (interest at 5.75%) through January 1, 2024; payment and rate subject to adjustment every 3 years, next adjustment January 14, 2019	$1,611	$1,789
Second mortgage note payable due in monthly installments of $4 (interest at 5.75%) through October 1, 2028; payment and rate subject to adjustment every 5 years, next adjustment October 1, 2018	364	385
Total debt	1,975	2,174
Current portion of long-term debt	(211)	(199)
Long-term debt, net of current portion	$1,764	$1,975

Principal maturities on total debt are as follows:
Years Ending December 31,
2017	$211
2018	224
2019	237
2020	251
2021	267
Thereafter	785
Total debt	$1,975

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

The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreement.  The real property had a carrying value of $4,215 as of December 31, 2016. The Mortgage Notes are guaranteed by E&S.

Line of Credit

The Company is a party to a line-of-credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund Spitz working capital requirements. Under the line of credit agreement, interest is charged on amounts borrowed at the lender's prime rate less 0.25%.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The line-of-credit agreement and mortgage notes (with the same commercial bank) contain cross default provisions whereby a default on either agreement will result in a default on both agreements. There were no borrowings outstanding under the line-of-credit agreement as of December 31, 2016.

Note 8 - Income Taxes
Income tax for 2016 and 2015 consisted of an expense of $93 and a benefit of $12, respectively, of federal and state income taxes. The actual expense differs from the expected tax provision (benefit) as computed by applying the U.S. federal statutory income tax rate of 34 percent for 2016 and 2015, as follows:
	2016	2015

Income tax provision (benefit) at U.S. federal statutory rate	$624	$(440)
State tax provision (benefit), net of federal income tax	48	14
Change in valuation allowance attributable to operations	(936)	(4,146)
Change in effective tax rate	-	4,064
Pension settlement	(213)	466
Adjustments to federal tax carryforwards / deductions	548	-
Other, net	22	30
Income tax provision (benefit)	$93	$(12)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities as of December 31, 2016 and 2015 are as follows:
	2016	2015

Property and equipment, principally due to differences in depreciation	$(643)	$(722)
Inventory reserves and other inventory-related temporary basis differences	614	696
Warranty, vacation, deferred rent and other liabilities	687	883
Retirement liabilities	1,032	1,088
Net operating loss carryforwards	62,484	62,194
Credit carryforwards	36	817
Other	1,037	1,227
Total deferred income tax	65,247	66,183
Less valuation allowance	(65,247)	(66,183)
Net deferred income tax	$-	$-
Worldwide income (loss) before income taxes consisted of the following:
	2016	2015

United States	$1,836	$(1,296)
International	-	-
Total	$1,836	$(1,296)

Income tax benefit (provision) consisted of the following:
	2016	2015
Current
U.S. federal	$10	$-
State	83	(12)
Total current expense (benefit)	$93	$(12)
Deferred
U.S. federal	$937	$4,068
State	(1)	78
Total	936	4,146
Valuation allowance increase	(936)	(4,146)
Total deferred expense (benefit)	-	-

Total income tax expense (benefit)	$93	$(12)
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
E&S has total federal net operating loss carryforwards of approximately $169,300 which expire from 2020 through 2036. The Company has federal minimum tax credit carryforwards of approximately $36 which do not expire. The Company has $3,200 of federal research credits that begin to expire in 2019 and $2,400 of state research credits that begin to expire in 2017. The Company has not recorded a benefit for these research credits in the financial statements because it does not meet the more-likely-than-not position recognition threshold. E&S also has state net operating loss carryforwards of approximately $149,300 that expire at various dates depending on the rules of the states to which the loss or credit is allocated.

The Company evaluates its deferred tax assets for realizability based on all of the available positive and negative evidence. Due to cumulative losses and the significance of the carryforwards, the Company determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, a valuation allowance has been established to offset the net deferred tax assets. During the years ended December 31, 2016 and 2015, the valuation allowance on deferred tax assets decreased  by $936 and $4,146, respectively.

Pursuant to the guidelines of the recently issued ASU 2015-17 ("the Update"), all deferred tax assets and liabilities are to be classified as non-current. The effective date of the Update for public companies is for annual periods beginning after December 15, 2016 and later dates for all other entities. Early adoption is permitted. To comply with the guidance, the Company elected to adopt this Update for the annual period ending December 31, 2016. The guidance indicates that the Update may be applied either prospectively or retrospectively. The Company chose to apply the Update prospectively.
The Company is subject to audit by the IRS and various states for tax years dating back to 2013.  No federal or state tax return are currently under audit. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Note 9 - Commitments and Contingencies

Letters of Credit

Under the terms of financing arrangements for letters of credit, E&S is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit or bank guarantees issued, plus other amounts necessary to adequately secure obligations with the financial institution.  As of December 31, 2016, there were outstanding letters of credit and bank guarantees of $600, which are scheduled to expire in 2017.  There was no restricted cash included in other assets as of December 31, 2016 or 2015.

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

The number of shares, terms, and exercise periods of option grants are determined by the Board of Directors on an option-by-option basis. Options generally vest ratably over three years and expire ten years from the date of grant.  As of December 31, 2016, options to purchase 973,981 shares of common stock were authorized and reserved for future grant.

A summary of activity follows (shares in thousands):

	2016		2015
		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price

Outstanding as of beginning of the year	1,470	$1.53	1,333	$2.08
Granted	512	0.90	221	0.39
Exercised	(175)	0.40	-	-
Forfeited or expired	(182)	6.59	(84)	7.23
Outstanding as of end of the year	1,625	0.88	1,470	1.53

Exercisable as of end of the year	1,056	0.95	1,065	2.01

The weighted average fair value of options granted during 2016 and 2015 was $0.79 and $0.39, respectively.  As of December 31, 2016, options exercisable and options outstanding had a weighted average remaining contractual term of 4.1 and 5.8 years with aggregate intrinsic value of $728 and $1,038, respectively. As of December 31, 2015, options exercisable and options outstanding had a weighted average remaining contractual term of 3.4 and 4.8 years with aggregate intrinsic value of $330 and $591, respectively. The aggregate intrinsic value of the options exercised in 2016 was $137.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants made in 2016 and 2015:

	2016	2015
Expected life (in years)	3.5	3.5
Risk free interest rate	1.04%	0.91%
Expected volatility	229%	340%
Dividend yield	-	-

Expected option lives and volatilities are based on historical data of the Company.  The risk free interest rate is calculated as the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no plans to do so.

As of December 31, 2016, there was approximately $198 of total unrecognized share-based compensation cost related to grants collectively under the 2004 Plan and 2014 Plan that will be recognized over a weighted-average period of 3.8 years.  As of December 31, 2015, there was approximately $35 of total unrecognized share-based compensation cost related to grants collectively under the 2004 Plan and 2014 Plan that will be recognized over a weighted-average period of 1.9 years.

Share-based compensation expense, from awards collectively under the 2004 Plan and 2014 Plan  for the years ended December 31, 2016 and 2015 amounted to $171 and $41, respectively, and was recorded as general and administrative expense.

Note 11 - Preferred Stock

Class A Preferred Stock

The Company has 5,000,000 authorized shares of Class A Preferred stock.  As of December 31, 2016 and 2015, there were no Class A Preferred shares outstanding.

Class B Preferred Stock

The Company has 5,000,000 authorized shares of Class B Preferred stock.  As of December 31, 2016 and 2015, there were no Class B Preferred shares outstanding.

Note 12 - Geographic Information

The table below presents sales by geographic location:

	2016	2015

United States	$24,994	$16,809
International	7,950	18,489
Total sales	$32,944	$35,298

Note 13 - Significant Customers
As of December 31, 2016, Customers A and G represented 19% and 29% of accounts receivable, respectively, and Customers D and F represented 48% and 18% of costs and estimated earnings in excess of billings, respectively.
As of December 31, 2015, Customers A, B, C and D represented 14%, 14%, 13% and 13% of accounts receivable, respectively, and Customers E and F represented 41% and 12% of costs and estimated earnings in excess of billings, respectively.
For the year ended December 31, 2016, Customer D represented 23% of total sales.  For the year ended December 31, 2015, no individual customer represented 10% or more of total sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Evans & Sutherland Computer Corporation

We have audited the accompanying consolidated balance sheets of Evans & Sutherland Computer Corporation (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), stockholders' equity (deficit) and cash flows for the years then ended.   These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Evans & Sutherland Computer Corporation as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Tanner LLC

Salt Lake City, Utah
March 10, 2017

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.
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
Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the year ended December 31, 2016, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

ITEM 9B.      OTHER INFORMATION
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by Item 401 of Regulation S-K will be included under the caption "Election of Directors" in the Proxy Statement for our 2017 Annual Meeting of Stockholders and that information is incorporated herein by reference.  Information required by Item 405 of Regulation S-K will be included under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for our 2017 Annual Meeting of Stockholders and that information is incorporated herein by reference.  Certain information required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant." The information required by Item 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the caption "Election of Directors" in the Proxy Statement for our 2016 Annual Meeting of Stockholders and that information is herein incorporated by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included under the captions, "Executive Compensation," and, "Election of Directors," in the Proxy Statement for our 2017 Annual Meeting of Stockholders and that information is herein incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 403 of Regulation S-K will be included under the caption, "Security Ownership of Certain Beneficial Owners and Management," in the Proxy Statement for our 2017 Annual Meeting of Stockholders and that information is herein incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2016:
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,624,500	$0.88	973,981

Equity compensation plans not approved by security holders	-	-	-
Total	1,624,500	$0.88	973,981

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption, "Certain Relationships and Related Party Transactions," in the Proxy Statement for our 2017 Annual Meeting of Stockholders and that information is herein incorporated by reference.  The information required by Item 407(a) of Regulation S-K will be included under the caption, "Election of Directors," in the Proxy Statement for our 2017 Annual Meeting of Stockholders and that information is herein incorporated by reference

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included under the caption, "Report of the Audit Committee of the Board of Directors," in the Proxy Statement for our 2017 Annual Meeting of Stockholders and that information is herein incorporated by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	List of documents filed as part of this report
1. Financial Statements
The following consolidated financial statements are included in Part II, Item 8 of this report on Form 10-K.
•	Consolidated Balance Sheets as of December 31, 2016 and 2015
•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016 and 2015
•	Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2016 and 2015
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015
•	Notes to Consolidated Financial Statements
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

10.4
Form of Incentive Stock Option Award Agreement under the Evans & Sutherland Computer Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation's Form 8-K filed with the Commission on May 16, 2014, and incorporated herein by reference.

10.5
Form of Non-Qualified Stock Option Award Agreement under the Evans & Sutherland Computer Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.3 to Evans & Sutherland Computer Corporation's Form 8-K filed with the Commission on May 16, 2014, and incorporated herein by reference.

10.6	Form of Indemnification Agreement, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation's Form 8-K filed with the Commission on September 2, 2016, and incorporated herein by reference.
10.7
Separation and Release Agreement between Evans & Sutherland Computer Corporation and David H. Bateman, dated September 2, 2016, filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation's Form 8-K filed with the Commission on September 2, 2016, and incorporated herein by reference.

10.7
Employment Agreement by and between Evans & Sutherland Computer Corporation and Jonathan Shaw, dated September 2, 2016, filed as Exhibit 10.3 to Evans & Sutherland Computer Corporation's Form 8-K filed with the Commission on September 2, 2016, and incorporated herein by reference.

10.8
Employment Agreement by and between Evans & Sutherland Computer Corporation and Kirk Johnson, dated September 2, 2016, filed as Exhibit 10.4 to Evans & Sutherland Computer Corporation's Form 8-K filed with the Commission on September 2, 2016, and incorporated herein by reference.

10.9	Employment Agreement, by and between Evans & Sutherland Computer Corporation and Paul Dailey, dated December 15, 2016, filed herein.
10.10	First Amendment to Employment Agreement, by and between Evans & Sutherland Computer Corporation and Jonathan Shaw, dated January 9, 2017 filed herein.
10.11	First Amendment to Employment Agreement, by and between Evans & Sutherland Computer Corporation and Kirk Johnson, dated January 9, 2017, filed herein.

Other material contracts
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

10.22
Line of Credit Agreement between Spitz, Inc. and Bryn Mawr Trust Company dated March 15, 2012 filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation's Form 10-Q for the quarter ended September 26, 2014 and incorporated herein by reference.

10.23
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

10.25
Security Agreement, dated April 21, 2015, between Pension Benefit Guaranty Corporation, Evans & Sutherland Computer Corporation and Spitz, Inc., filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation's Form 8-K filed with the Commission on April 24, 2015, and incorporated herein by reference.

10.26
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
TRADEMARKS USED IN THIS FORM 10-K
E&S, Digistar, SciDome and NanoSeam are trademarks or registered trademarks of Evans & Sutherland Computer Corporation or Spitz.  All other product, service, or trade names or marks are the properties of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

By    /s/ JONATHAN SHAW
Jonathan Shaw
Chief Executive Officer and Director

March 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JONATHAN SHAW	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2017
Jonathan Shaw
/s/ Paul L. Dailey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2017
Paul L. Dailey
/s/ L. Tim Pierce	Director	March 10, 2017
L. Tim Pierce
/s/ William Schneider, Jr.	Director	March 10, 2017
William Schneider, Jr.
/s/ James P. McCarthy	Director	March 10, 2017
James P. McCarthy
/s/ E. Michael Campbell	Director	March 10, 2017
E. Michael Campbell
/s/ William E. Stringham	Director	March 10, 2017
William E. Stringham