Form 10-Q
period 2017-03-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2017-05-05
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

__________________________________________________

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended March 31, 2017

or

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the transition period from _____ to _____

Commission file number 001-14677

__________________________________________________

EVANS & SUTHERLAND COMPUTER CORP

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No X

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on May 2, 2017 was 11,352,516.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended March 31, 2017

		Page No.

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and April 1, 2016 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and April 1, 2016 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	13

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 6.	Exhibits	14

SIGNATURE		15

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$6,208	$6,823
Restricted cash	823	603
Accounts receivable, net	3,356	3,271
Current portion of lease receivable	236	252
Costs and estimated earnings in excess of billings on uncompleted contracts	2,813	3,038
Inventories, net	3,762	3,751
Prepaid expenses and deposits	1,063	902
Total current assets	18,261	18,640
Long-term lease receivable, net of current portion	1,023	1,083
Property and equipment, net	4,629	4,638
Goodwill	635	635
Intangible assets, net	-	-
Other assets	1,336	1,222
Total assets	$25,884	$26,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,167	$1,158
Accrued liabilities	1,539	1,400
Billings in excess of costs and estimated earnings on uncompleted contracts	6,209	6,500
Customer deposits	2,038	2,238
Current portion of retirement obligations	507	507
Current portion of pension settlement obligation	382	382
Current portion of long-term debt	214	211
Total current liabilities	12,056	12,396
Pension and retirement obligations, net of current portion	4,287	4,344
Pension settlement obligation, net of current portion	4,886	4,886
Long-term debt, net of current portion	1,709	1,764
Deferred rent obligation	1,125	1,231
Total liabilities	24,063	24,621
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,616,866 and 11,616,866 shares issued, respectively	2,323	2,323
Additional paid-in-capital	53,680	53,641
Common stock in treasury, at cost, 264,350 shares	(3,532)	(3,532)
Accumulated deficit	(48,504)	(48,689)
Accumulated other comprehensive loss	(2,146)	(2,146)
Total stockholders’ equity	1,821	1,597
Total liabilities and stockholders’ equity	$25,884	$26,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended
	March 31,	April 1,
	2017	2016

Sales	$8,043	$7,900
Cost of sales	(5,369)	(5,197)
Gross profit	2,674	2,703
Operating expenses:
Selling, general and administrative	(1,606)	(1,671)
Research and development	(701)	(587)
Pension	(58)	(66)
Total operating expenses	(2,365)	(2,324)

Operating income	309	379

Other expense, net	(109)	(128)
Income before income tax provision	200	251
Income tax provision	(15)	(15)
Net income	$185	$236

Net income per common share – basic and diluted	$0.02	$0.02

Weighted average common shares outstanding – basic	11,353	11,177
Weighted average common shares outstanding – diluted	12,052	11,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended
	March 31,	April 1,
	2017	2016

Cash flows from operating activities:
Net income	$185	$236
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	64	73
Provision for excess and obsolete inventory	51	60
Other	82	46
Changes in assets and liabilities:
Increase in restricted cash	(220)	-
Decrease (increase) in accounts receivable	(128)	1,641
Decrease in lease receivable	76	-
Decrease (increase) in inventories	(62)	346
Increase in costs and estimated earnings in excess of billings on uncompleted contracts, net	(66)	(53)
Decrease (increase) in prepaid expenses and other assets	(275)	62
Increase in accounts payable	9	158
Increase in accrued liabilities	139	291
Decrease in pension and retirement obligations	(57)	(38)
Decrease in customer deposits	(200)	(1,072)
Decrease in deferred rent obligation	(106)	(105)
Net cash provided by (used in) operating activities	(508)	1,645

Cash flows from investing activities:
Purchases of property and equipment	(55)	(22)

Cash flows from financing activities:
Principal payments on long-term debt	(52)	(65)

Net increase (decrease) in cash and cash equivalents	(615)	1,558
Cash and cash equivalents as of beginning of the period	6,823	3,734
Cash and cash equivalents as of end of the period	$6,208	$5,292

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$28	$42
Income taxes	30	11

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

All dollar amounts (except share and per share amounts) in thousands.

1. GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation and subsidiaries (collectively, the “Company” or “E&S”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flows, in conformity with U.S. generally accepted accounting principles (“US GAAP”).  This report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2016.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.  The Company operates on a calendar year with the first three fiscal quarters ending on the last Friday of the thirteenth week in the quarter.

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

Net Income Per Common Share

Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period.  Diluted net income per common share is computed based on the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents. When the Company incurs a loss, potentially dilutive common stock equivalents are excluded as their effect would be anti-dilutive, thereby increasing the net income per common share. Stock options produced common stock equivalents of 699,134 and 623,958 used to compute diluted net income per share for the three months ended March 31, 2017 and April 1, 2016, respectively.

Inventories, net

Inventories consisted of the following:

	March 31,	December 31,
	2017	2016

Raw materials	$5,862	$5,427
Work in process	840	1,120
Finished goods	233	326
Reserve for obsolete inventory	(3,173)	(3,122)
Inventories, net	$3,762	$3,751

2. STOCK OPTION PLAN

As of March 31, 2017, options to purchase 989,381 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the three months ended March 31, 2017 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of beginning of the period	1,625	$0.88
Granted	140	1.39
Exercised	-
Forfeited or expired	(156)	3.62
Outstanding as of end of the period	1,609	0.66

Exercisable as of end of the period	1,145	$0.51

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2017, options exercisable and options outstanding had a weighted average remaining contractual term of 5.14 and 6.50 years, respectively, and had an aggregate intrinsic value of $1,145 and 1,441, respectively.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first three months of 2017, were based on estimates as of the date of grant as follows:

Risk-free interest rate	1.47%
Dividend yield	0.00%
Volatility	176%
Expected life	3.5 years

Expected option life and volatility are based on historical data of the Company.   The risk-free interest rate is calculated based on the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no foreseeable plans to do so.

As of March 31, 2017, there was approximately $277 of total unrecognized share-based compensation cost related to grants under the stock option plan that will be recognized over a weighted-average period of 3.07 years.

Share-based compensation expense included in selling, general and administrative expense in the statements of operations for each of the three-month periods ended March 31, 2017 and April 1, 2016 was $39 and $25, respectively.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. EMPLOYEE RETIREMENT BENEFIT PLANS

Pension and Retirement Obligations

In 2015, the Company terminated a defined pension plan and settled the resulting liabilities in exchange for a fixed obligation secured by the Company’s assets which requires payment of ten annual installments of $750 to the Pension Benefit Guaranty Corporation due annually on October 31. The Pension Settlement Obligation is recorded net of imputed interest expense at 7%, as a liability on the balance sheet.

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

Components of Net Periodic Benefit Expense

	Supplemental Executive
	Retirement Plan
	March 31,	April 1,
For the three months ended:	2017	2016

Interest cost	$39	$48
Amortization of actuarial loss	19	21
Amortization of prior year service cost	-	(3)
Net periodic benefit expense	$58	$66

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

All dollar amounts are in thousands.

EXECUTIVE SUMMARY

The first three months of 2017 produced profitable results comparable to the same period of 2016. Variations in the sales and costs discussed below are within the range normally expected from period to period. The high volume of new orders in the quarter increased the revenue backlog which combined with healthy sales prospects provides a positive outlook for the remainder of 2017 and into 2018. We continue to expect variable but reasonably consistent future sales and gross profits from our current product line at annual levels sufficient to cover or exceed operating expenses and meet our obligations.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are considered by management to be critical to an understanding of our condensed consolidated financial statements.  Their application requires significant management judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  A summary of critical accounting policies can be found in our Form 10-K for the year ended December 31, 2016.  For all of these policies, management cautions that future results rarely develop exactly as forecasted, and the best estimates routinely require modification.

RESULTS OF OPERATIONS

Sales and Backlog

The following table summarizes our sales:

	Three Months Ended
	March 31, 2017	April 1, 2016

Sales	$8,043	$7,900

Sales for the first quarter of 2017 were slightly higher than the same period in 2016. The higher 2017 sales were attributable to higher sales of larger planetarium systems which offset a decrease in sales of domes and smaller planetarium systems.

Revenue backlog increased to $26,810 as of March 31, 2017, compared to $24,444 as of December 31, 2016.  The increase in the revenue backlog is attributed to a high volume of new orders booked in the first three months of 2017. Sales prospects support the outlook for an adequate volume of new orders through the remainder of 2017 to maintain sales at an annual level comparable to 2016.

Gross Profit

The following table summarizes our gross profit and the gross profit as a percentage of total sales:

	Three Months Ended
	March 31, 2017	April 1, 2016

Gross profit	$2,674	$2,703
Gross profit percentage	33%	34%

The variability in the gross profit percentage was due to the mix of products delivered and the types of customer contracts that contributed to the revenue recognized for the periods presented.

Operating Expenses

The following table summarizes our operating expenses:

	Three Months Ended
	March 31, 2017	April 1, 2016

Selling, general and
administrative	$1,606	$1,671
Research and development	701	587
Pension	58	66
Total operating expenses	$2,365	$2,324

Selling, general and administrative expenses were lower in 2017 compared to 2016. This was primarily due to reduced trade show activity and agent commissions.

Research and development expenses were higher in 2017 compared to 2016. This was due primarily to an increase in the use of engineering resources for product improvement projects as opposed to customer delivery activities.

Pension expense declined slightly in 2017 compared to 2016 due to a decrease in the interest cost on the SERP.

Other Expense, net

The following table summarizes our other expense:

	Three Months Ended
	March 31, 2017	April 1, 2016

Total other expense, net	$109	$128

Other expense decreased in 2017 compared to 2016 mainly due to declining interest expense on the Pension Settlement Obligation and mortgage notes.

LIQUIDITY AND CAPITAL RESOURCES

Outlook

As discussed above in the executive summary, we believe existing liquidity resources and funds generated from forecasted revenue will be sufficient to meet our current and long-term obligations. We continue to operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures.

Cash Flows

In the first three months of 2017, $508 of cash used in operating activities was attributable to $382 of cash provided by the net income for the period, after the effect of $197 of non-cash items plus an unfavorable change to working capital of $890. The change to working capital was driven by increases in inventory and receivables attributable to the timing of billings and new customer orders, an increase in prepaid expenses and restricted cash for performance guarantees on several large contracts, and an increase in accrued liabilities attributable to payroll schedules.

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

Cash used in investing activities was $55 for the three months ended March 31, 2017 compared to $22 for the same period of 2016.  Investing activities for both periods presented consisted entirely of property and equipment purchases.

For the three months ended March 31, 2017, financing activities used $52 of cash compared to $65 in 2016 for principal payments on mortgage notes.

Line of Credit

The Company is a party to a line-of-credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund the working capital requirements of Spitz. Under the line of credit agreement, interest is charged on amounts borrowed at the lender’s prime rate less 0.25%.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The line-of-credit agreement and mortgage notes (with the same commercial bank) contain cross default provisions whereby a default on either agreement will result in a default on both agreements. There were no borrowings outstanding under the line-of-credit agreement as of March 31, 2017.

Letters of Credit

Under the terms of financing arrangements for letters of credit, the Company is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure obligations with the financial institutions who issue the letters of credit.  As of March 31, 2017 there were outstanding letters of credit and bank guarantees of $820, which are scheduled to expire during the year ending December 31, 2017.

Mortgage Notes

As of March 31, 2017, Spitz had obligations totaling $1,923 under its two mortgage notes payable.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended March 31, 2017, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

101 The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 EVANS & SUTHERLAND COMPUTER CORPORATION

Date:	May 4, 2017	By: /s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial and Accounting Officer)