Form 10-Q
period 2017-06-30
EVANS & SUTHERLAND COMPUTER CORP
filed 2017-08-11
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

__________________________________________________

FORM 10-Q

(Mark One)

[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended June 30, 2017

or

[   ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the transition period from _____ to _____

Commission file number 001-14677

__________________________________________________

EVANS & SUTHERLAND COMPUTER CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Utah (State or Other Jurisdiction of Incorporation or Organization)	870278175 (I.R.S. Employer Identification No.)
770 Komas Drive, Salt Lake City, Utah (Address of Principal Executive Offices)	84108 (Zip Code)
Registrant's Telephone Number, Including Area Code: (801) 588-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X  No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes X No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ___   No X

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on July 31, 2017 was 11,352,516.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended June 30, 2017

		Page No.

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and July 1, 2016 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and July 1, 2016 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	13

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 6.	Exhibits	15

SIGNATURE		16

PART I – FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$5,717	$6,823
Restricted cash	221	603
Accounts receivable, net	4,019	3,271
Current portion of lease receivable	240	252
Costs and estimated earnings in excess of billings on uncompleted contracts	3,934	3,038
Inventories, net	3,380	3,751
Prepaid expenses and deposits	1,492	902
Total current assets	19,003	18,640
Long-term lease receivable, net of current portion	961	1,083
Property and equipment, net	4,595	4,638
Goodwill	635	635
Other assets	1,407	1,222
Total assets	$26,601	$26,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$858	$1,158
Accrued liabilities	1,354	1,400
Billings in excess of costs and estimated earnings on uncompleted contracts	6,752	6,500
Customer deposits	3,047	2,238
Current portion of retirement obligations	507	507
Current portion of pension settlement obligation	382	382
Current portion of long-term debt	217	211
Total current liabilities	13,117	12,396
Pension and retirement obligations, net of current portion	4,229	4,344
Pension settlement obligation, net of current portion	4,886	4,886
Long-term debt, net of current portion	1,653	1,764
Deferred rent obligation	1,020	1,231
Total liabilities	24,905	24,621
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,616,866 shares issued	2,323	2,323
Additional paid-in-capital	53,726	53,641
Common stock in treasury, at cost, 264,350 shares	(3,532)	(3,532)
Accumulated deficit	(48,675)	(48,689)
Accumulated other comprehensive loss	(2,146)	(2,146)
Total stockholders’ equity	1,696	1,597
Total liabilities and stockholders’ equity	$26,601	$26,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016

Sales	$6,744	$5,268	$14,787	$13,168
Cost of sales	(4,479)	(3,699)	(9,848)	(8,896)
Gross profit	2,265	1,569	4,939	4,272
Operating expenses:
Selling, general and administrative	(1,517)	(1,766)	(3,123)	(3,437)
Research and development	(766)	(569)	(1,467)	(1,156)
Pension	(57)	(65)	(115)	(131)
Total operating expenses	(2,340)	(2,400)	(4,705)	(4,724)

Operating income (loss)	(75)	(831)	234	(452)

Other expense, net	(93)	(132)	(202)	(260)
Income (loss) before income tax provision	(168)	(963)	32	(712)
Income tax provision	(3)	(6)	(18)	(21)
Net income (loss)	$(171)	$(969)	$14	$(733)

Net income (loss) per common share – basic and diluted	$(0.02)	$(0.09)	$0.00	$(0.07)

Weighted average common shares outstanding – basic	11,353	11,177	11,353	11,177
Weighted average common shares outstanding – diluted	11,353	11,177	12,076	11,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Six Months Ended
	June 30,	July 1,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$14	$(733)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	129	145
Provision for excess and obsolete inventory	48	124
Other	1	79
Changes in assets and liabilities:
Decrease (increase) in restricted cash	382	(1)
Decrease (increase) in accounts receivable	(664)	1,034
Decrease in lease receivable	134	-
Decrease (increase) in inventories	323	(483)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts, net	(644)	(355)
Decrease (increase) in prepaid expenses and other assets	(775)	222
Increase (decrease) in accounts payable	(300)	51
Increase (decrease) in accrued liabilities	(46)	271
Decrease in pension and retirement obligations	(115)	(75)
Increase (decrease) in customer deposits	809	(396)
Decrease in deferred rent obligation	(211)	(211)
Net cash used in operating activities	(915)	(328)

Cash flows from investing activities:
Purchases of property and equipment	(86)	(49)
Net cash used in investing activities	(86)	(49)

Cash flows from financing activities:
Principal payments on long-term debt	(105)	(115)
Net cash used in financing activities	(105)	(115)

Net decrease in cash and cash equivalents	(1,106)	(492)
Cash and cash equivalents as of beginning of the period	6,823	3,734
Cash and cash equivalents as of end of the period	$5,717	$3,242

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$56	$72
Income taxes	120	11

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

All dollar amounts (except share and per share amounts) in thousands.

1.GENERAL

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

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.  The Company operates on a calendar year with the first three fiscal quarters ending on the last Friday of the thirteenth week in the quarter.

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

Net Income Per Common Share

Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period.  Diluted net income per common share is computed based on the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents. When the Company incurs a loss, potentially dilutive common stock equivalents are excluded as their effect would be anti-dilutive, thereby decreasing the net loss per common share. Stock options produced common stock equivalents 723,283 used to compute diluted net income per share for the six months ended June 30, 2017.

Inventories, net

Inventories consisted of the following:

	June 30,	December 31,
	2017	2016

Raw materials	$4,943	$5,427
Work in process	820	1,120
Finished goods	479	326
Reserve for obsolete inventory	(2,862)	(3,122)
Inventories, net	$3,380	$3,751

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which was further clarified and amended in 2015 and 2016, and supersedes most preexisting revenue recognition guidance with a comprehensive new revenue recognition model.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 will become effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

The new revenue recognition standard prescribes a five-step model that focuses on transfer of control and entitlement to payment when determining the amount of revenue to recognize.  The new model requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time for each of these obligations.  The Company expects the revenue currently generated on contracts using the percent-complete method will continue to be recognized over time utilizing the cost-to-cost measure of progress consistent with its current practice.  Therefore, the Company does not expect a material impact to the consolidated financial statements related to percent-complete contracts.  The Company is in the process of evaluating the impact of the new standard on its contracts that are accounted for on the completed-contract method and anticipates that the revenue recognition for these contracts will change to an over-time method using the percent-complete method with cost-to-cost measurement of progress consistent with the Company’s current percent-complete contracts. The Company expects that after accounting for the transition, this change will reduce period to period fluctuations in reported sales. The Company also expects its revenue recognition disclosure to significantly

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

expand due to the new qualitative and quantitative requirements under the standard.  The Company plans to adopt the new standard effective January 1, 2018 using the modified retrospective approach with the cumulative effect of initially applying the new standard recognized in retained earnings at the date of adoption.  The Company has begun to analyze its existing revenue agreements to evaluate the impact of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 changes the accounting for leases. In particular, lessees will recognize lease assets and lease liabilities for operating leases. This update will have a minimal effect on lessor accounting. ASU 2016-02 is not effective until 2019. The Company is currently assessing the impact on its financial reporting of implementing this guidance.

2.STOCK OPTION PLAN

As of June 30, 2017, options to purchase 989,281 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.

A summary of activity in the stock option plan for the six months ended June 30, 2017 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of beginning of the period	1,625	$0.88
Granted	140	1.40
Exercised	-
Forfeited or expired	(156)	3.62
Outstanding as of end of the period	1,609	0.66

Exercisable as of end of the period	1,086	$0.51

As of June 30, 2017, options exercisable and options outstanding had a weighted average remaining contractual term of 4.89 and 6.25 years, respectively, and had an aggregate intrinsic value of $791 and $942, respectively.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company’s stock option plan.

The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first six months of 2017, were based on estimates as of the date of grant as follows:

Risk-free interest rate	1.47%
Dividend yield	0.00%
Volatility	176%
Expected life	3.5 years

Expected option life and volatility are based on historical data of the Company.   The risk-free interest rate is calculated based on the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no foreseeable plans to do so.

As of June 30, 2017, there was approximately $232 of total unrecognized share-based compensation cost related to grants under the stock option plan that will be recognized over a weighted-average period of 2.85 years.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Share-based compensation expense included in selling, general and administrative expense in the statements of operations for each of the six-month periods ended June 30, 2017 and July 1, 2016 was $86 and $72, respectively. Share-based compensation expense included in selling, general and administrative expense in the statements of operations for each of the three-month periods ended June 30, 2017 and July 1, 2016 was $46 and $48, respectively.

3.EMPLOYEE RETIREMENT BENEFIT PLANS

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

Components of Net Periodic Benefit Expense

	Supplemental Executive
	Retirement Plan
	June 30,	July 1,
For the three months ended:	2017	2016

Interest cost	$39	$48
Amortization of actuarial loss	18	20
Amortization of prior year service cost	-	(3)
Net periodic benefit expense	$57	$65

	Supplemental Executive
	Retirement Plan
	June 30,	July 1,
For the six months ended:	2017	2016

Interest cost	$78	$95
Amortization of actuarial loss	37	41
Amortization of prior year service cost	-	(5)
Net periodic benefit expense	$115	$131

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

All dollar amounts are in thousands.

EXECUTIVE SUMMARY

The second quarter of 2017 produced $6,744 of sales. This was an improvement to the $5,268 of sales reported in the second quarter of 2016, but was still insufficient to cover operating expenses. This low sales volume was attributable to the timing of customer deliveries. As a result, we reported a net loss of $171 in the second quarter of 2017 which partially offset first quarter net income to produce a net income of $14 for the first half of 2017. In 2016 we reported a net loss of $969 and $733 for the second quarter and first half, respectively, also because of the timing of customer deliveries. This variability in the timing of customer orders and deliveries are an element of our business that will affect results in this range. While the results of operations are disappointing, new sales orders improved the sales backlog to $28,021 as of June 30, 2017. This strong sales backlog along with promising sales prospects provide an encouraging outlook for higher sales levels and profitable results for the second half of 2017.

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

RESULTS OF OPERATIONS

Sales and Backlog

The following table summarizes our sales:

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016

Sales	$6,744	$5,268	$14,787	$13,168

Sales for the second quarter and first six months of 2017 were higher than the same periods in 2016. The higher 2017 sales were attributable to higher sales of planetarium systems which offset a decrease in sales of domes.

Revenue backlog increased to $28,021 as of June 30, 2017, compared to $24,444 as of December 31, 2016.  The increase in the revenue backlog is attributed to a high volume of new orders booked in the first three months of 2017. Sales prospects support the outlook for an adequate volume of new orders through the remainder of 2017 to maintain sales at an annual level comparable to 2016.

Gross Profit

The following table summarizes our gross profit and the gross profit as a percentage of total sales:

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016

Gross profit	$2,265	$1,569	$4,939	$4,272
Gross profit percentage	34%	30%	33%	32%

The variability in the gross profit percentage was due to the mix of products delivered and the types of customer contracts that contributed to the revenue recognized for the periods presented.

Operating Expenses

The following table summarizes our operating expenses:

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016

Selling, general and
administrative	$1,517	$1,766	$3,123	$3,437
Research and development	766	569	1,467	1,156
Pension	57	65	115	131
Total operating expenses	$2,340	$2,400	$4,705	$4,724

Selling, general and administrative expenses were lower in 2017 compared to 2016. This was primarily due to reduced trade show activity and agent commissions.

Research and development expenses were higher in 2017 compared to 2016. This was due primarily to an increase in the use of engineering resources for product improvement projects as opposed to customer delivery activities.

Pension expense declined slightly in 2017 compared to 2016 due to a decrease in the interest cost on the SERP.

Other Expense, net

The following table summarizes our other expense:

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016

Total other expense, net	$93	$132	$202	$260

Other expense decreased in 2017 compared to 2016 mainly due to declining interest expense on the Pension Settlement Obligation and mortgage notes along with offsetting increase of interest income from a new capital lease receivable.

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

Cash Flows

In the first six months of 2017, $915 of cash used in operating activities was attributable to $192 of cash provided by the net income for the period, after the effect of $178 of non-cash items and an unfavorable change to working capital of $1,107. The change to working capital was driven by increases in receivables and costs and estimated earnings in excess of billings on uncompleted contracts and customer deposits.  These increases are attributable to the timing of billings and new customer orders.   The change in working capital was also affected by an increase in prepaid expenses and other assets and a decrease in restricted cash for a performance guarantee that was released upon completion of the project.

In the first six months of 2016, the $328 of cash used in operating activities was attributable to $385 of cash absorbed by the net loss for the period, after the effect of $348 of non-cash items and a slightly favorable change to working capital of $57.  The more significant working capital changes contributing to cash consisted of an increase in progress payments from customer contracts, the amortization of prepaid expenses and an increase in accrued expenses attributable to payroll schedules, which were mostly offset by an increase in inventory attributable to customer deliveries and the reduction of the deferred rent obligation related to a deferred gain from a prior year sale leaseback transaction.

Cash used in investing activities was $86 for the six months ended June 30, 2017 compared to $49 for the same period of 2016.  Investing activities for both periods presented consisted entirely of property and equipment purchases.

For the six months ended June 30, 2017, financing activities used $105 of cash compared to $115 in 2016 for principal payments on mortgage notes.

Line of Credit

The Company is a party to a line-of-credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund the working capital requirements of Spitz. Under the line of credit agreement, interest is charged on amounts borrowed at the lender’s prime rate less 0.25%.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The line-of-credit agreement and mortgage notes (with the same commercial bank) contain cross default provisions whereby a default on either agreement will result in a default on both agreements. There were no borrowings outstanding under the line-of-credit agreement as of June 30, 2017.

Letters of Credit

Under the terms of financing arrangements for letters of credit, the Company is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure obligations with the financial institutions who issue the letters of credit.  As of June 30, 2017 there were outstanding letters of credit and bank guarantees of $221, which are scheduled to expire during the year ending December 31, 2017.

Mortgage Notes

As of June 30, 2017, Spitz had obligations totaling $1,870 under its two mortgage notes payable.

Item 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in internal control over financial reporting as set forth below, our disclosure controls and procedures were not effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

In the course of the preparation of our financial statements for the interim period ended June 30, 2017, we discovered weaknesses in internal controls over financial reporting related to accounting for customer contracts. While the weaknesses identified did not result in material errors in the current or prior periods, we believe the weaknesses together result in a material weakness.  Management completed additional procedures and analyses to validate the accuracy and completeness of the financial reports impacted by the material weakness. Based on the additional procedures and analysis, management concluded that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations, equity and cash flows for the period presented, in conformity with U.S. GAAP. Management also concluded that the errors did not result in a material misstatement in our prior financial statements and therefore did not require our previously issued financial statements to be revised or the filed reports amended.  However, because of the potential significance of cumulative accounting errors resulting from the deficient controls, we are implementing changes to the internal controls over financial reporting as described below.

Management is committed to the planning and implementation of remediation efforts to address this material weakness.  These remediation efforts, summarized below, which are either implemented or in process, are intended to both address the identified material weakness and to enhance our overall financial control environment.  In this regard, our initiatives include:

•Reassign primary responsibility for preparation of initial customer contract cost estimates from the accounting staff to the project manager who is more familiar with the scope of work and related costs under the contract.

•Educate employees on the importance of including estimates for costs of contract deliverables when vendor quotes are not readily available.

•Review project accounting transactions from the end of the reporting period until the published date of the financial statements to identify any material transactions that could affect contract accounting.

•Conduct additional formal periodic reviews of all customer contracts with the Chief Financial Officer, Chief Operating Officer, project manager and the controller in attendance, including review of actual cost incurred, estimated cost to complete and status of contract obligations to enable accurate and timely update of accounting records.

As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above.  Management will continue to review and make necessary changes to the overall design of our internal controls.

PART II - OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

In the normal course of business, we become involved in various legal proceedings.  Although the final outcome of such proceedings cannot be predicted with certainty, we believe the ultimate disposition of any such proceedings will not have a material adverse effect on our consolidated financial position, liquidity, or results of operations.

Item 6.EXHIBITS

0.1Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herewith.

0.2Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herewith.

32.1Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101The following materials from this Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date: August 11, 2017By:    /s/ Paul Dailey

Paul Dailey, Chief Financial Officer

and Corporate Secretary

(Authorized Officer)

            (Principal Financial and Accounting Officer)