Form 10-Q
period 2017-09-29
EVANS & SUTHERLAND COMPUTER CORP
filed 2017-11-03
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

__________________________________________________

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended September 29, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes __ No X

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on October 31, 2017 was 11,352,516.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended September 29, 2017

PART I – FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share and per share data)

	September 29,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$ 4,774	$ 6,823
Restricted cash	312	603
Accounts receivable, net	4,636	3,271
Current portion of lease receivable	243	252
Costs and estimated earnings in excess of billings on uncompleted contracts	4,105	3,038
Inventories, net	3,509	3,751
Prepaid expenses and deposits	1,441	902
Total current assets	19,020	18,640
Long-term lease receivable, net of current portion	899	1,083
Property and equipment, net	4,545	4,638
Goodwill	635	635
Other assets	1,457	1,222
Total assets	$ 26,556	$ 26,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 1,224	$ 1,158
Accrued liabilities	1,569	1,400
Billings in excess of costs and estimated earnings on uncompleted contracts	6,286	6,500
Customer deposits	2,289	2,238
Current portion of retirement obligations	507	507
Current portion of pension settlement obligation	382	382
Current portion of long-term debt	221	211
Total current liabilities	12,478	12,396
Pension and retirement obligations, net of current portion	4,172	4,344
Pension settlement obligation, net of current portion	4,886	4,886
Long-term debt, net of current portion	1,597	1,764
Deferred rent obligation	914	1,231
Total liabilities	24,047	24,621
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,616,866 shares issued	2,323	2,323
Additional paid-in-capital	53,772	53,641
Common stock in treasury, at cost, 264,350 shares	(3,532)	(3,532)
Accumulated deficit	(47,908)	(48,689)
Accumulated other comprehensive loss	(2,146)	(2,146)
Total stockholders’ equity	2,509	1,597
Total liabilities and stockholders’ equity	$ 26,556	$ 26,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016

Sales	$ 8,049	$ 10,306	$ 22,836	$ 23,474
Cost of sales	(4,936)	(6,627)	(14,784)	(15,523)
Gross profit	3,113	3,679	8,052	7,951
Operating expenses:
Selling, general and administrative	(1,419)	(2,273)	(4,542)	(5,710)
Research and development	(769)	(606)	(2,236)	(1,762)
Pension	(58)	(66)	(173)	(197)
Total operating expenses	(2,246)	(2,945)	(6,951)	(7,669)

Operating income	867	734	1,101	282

Other expense, net	(100)	(157)	(302)	(417)
Income (loss) before income tax provision	767	577	799	(135)
Income tax provision	-	(16)	(18)	(37)
Net income (loss)	$ 767	$ 561	$ 781	$ (172)

Net income (loss) per common share – basic	$ 0.07	$ 0.05	$ 0.07	$ (0.02)
Net income (loss) per common share – diluted	$ 0.06	$ 0.05	$ 0.06	$ (0.02)

Weighted average common shares outstanding – basic	11,353	11,177	11,353	11,177
Weighted average common shares outstanding – diluted	11,964	11,790	12,035	11,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine Months Ended
	September 29,	September 30,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$ 781	$ (172)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	193	219
Provision for excess and obsolete inventory	78	236
Other	47	143
Changes in assets and liabilities:
Decrease (increase) in restricted cash	291	(1)
Increase in accounts receivable	(1,281)	(1,318)
Decrease in lease receivable	193	-
Decrease in inventories	164	128
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts, net	(1,281)	2,368
Decrease (increase) in prepaid expenses and other assets	(774)	269
Increase (decrease) in accounts payable	66	(259)
Increase in accrued liabilities	169	1,169
Decrease in pension and retirement obligations	(172)	(111)
Increase (decrease) in customer deposits	51	(238)
Decrease in deferred rent obligation	(317)	(317)
Net cash provided by (used in) operating activities	(1,792)	2,116

Cash flows from investing activities:
Purchases of property and equipment	(100)	(145)
Net cash used in investing activities	(100)	(145)

Cash flows from financing activities:
Principal payments on long-term debt	(157)	(148)
Net cash used in financing activities	(157)	(148)

Net increase (decrease) in cash and cash equivalents	(2,049)	1,823
Cash and cash equivalents as of beginning of the period	6,823	3,734
Cash and cash equivalents as of end of the period	$ 4,774	$ 5,557

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 83	$ 93
Income taxes	251	11

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

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The results of operations for the nine months ended September 29, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.  The Company operates on a calendar year with the first three fiscal quarters ending on the last Friday of the thirteenth week in the quarter.

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

Net Income Per Common Share

Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period.  Diluted net income per common share is computed based on the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents. When the Company incurs a loss, potentially dilutive common stock equivalents are excluded as their effect would be anti-dilutive, thereby decreasing the net loss per common share.  Stock options produced common stock equivalents 682,697 used to compute diluted net income per share for the nine months ended September 29, 2017.

Inventories, net

Inventories consisted of the following:

	September 29,	December 31,
	2017	2016

Raw materials	$5,150	$5,427
Work in process	753	1,120
Finished goods	498	326
Reserve for obsolete inventory	(2,892)	(3,122)
Inventories, net	$3,509	$3,751

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

The new revenue recognition standard prescribes a five-step model that focuses on transfer of control and entitlement to payment when determining the amount of revenue to recognize.  The new model requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time for each of these obligations.  The Company expects the revenue currently generated on contracts using the percent-complete method will continue to be recognized over time utilizing the cost-to-cost measure of progress consistent with its current practice.  Therefore, the Company does not expect a material impact to the

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

consolidated financial statements related to percent-complete contracts.  The Company is in the process of evaluating the impact of the new standard on its contracts that are accounted for on the completed-contract method and anticipates that the revenue recognition for these contracts will change to an over-time method using the percent-complete method with cost-to-cost measurement of progress consistent with the Company’s current percent-complete contracts. The Company expects that after accounting for the transition, this change will reduce period to period fluctuations in reported sales.  The Company also expects its revenue recognition disclosure to significantly expand due to the new qualitative and quantitative requirements under the standard.  The Company plans to adopt the new standard effective January 1, 2018 using the modified retrospective approach with the cumulative effect of initially applying the new standard recognized in retained earnings at the date of adoption.  The Company has begun to analyze its existing revenue agreements to evaluate the impact of adoption.

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

2.STOCK OPTION PLAN

As of September 29, 2017, options to purchase 988,781 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.

A summary of activity in the stock option plan for the nine months ended September 29, 2017 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of beginning of the period	1,625	$ 0.88
Granted	141	1.39
Exercised	-
Forfeited or expired	(156)	3.62
Outstanding as of end of the period	1,610	0.66

Exercisable as of end of the period	1,086	$ 0.51

As of September 29, 2017, options exercisable and options outstanding had a weighted average remaining contractual term of 4.64 and 6.00 years, respectively, and had an aggregate intrinsic value of $548 and $613, respectively.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company’s stock option plan.

The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first nine months of 2017, were based on estimates as of the date of grant as follows:

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

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 29, 2017, there was approximately $186 of total unrecognized share-based compensation cost related to grants under the stock option plan that will be recognized over a weighted-average period of 2.63 years.

Share-based compensation expense included in selling, general and administrative expense in the statements of operations for each of the nine-month periods ended September 29, 2017 and September 30, 2016 was $132 and $125, respectively. Share-based compensation expense included in selling, general and administrative expense in the statements of operations for each of the three-month periods ended September 29, 2017 and September 30, 2016 was $46 and $52, respectively.

3.EMPLOYEE RETIREMENT BENEFIT PLANS

Pension and Retirement Obligations

In 2015, the Company terminated a defined pension plan and settled the resulting liabilities in exchange for a fixed obligation secured by the Company’s assets (the “Pension Settlement Obligation”). The remaining payments due under the Pension Settlement Obligation consist of ten installments of $750 to the Pension Benefit Guaranty Corporation due annually on October 31. The Pension Settlement Obligation is recorded net of imputed interest expense at 7%, as a liability on the balance sheet.

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

Components of Net Periodic Benefit Expense

	Supplemental Executive
	Retirement Plan
	September 29,	September 30,
For the three months ended:	2017	2016

Interest cost	$ 39	$ 48
Amortization of actuarial loss	19	21
Amortization of prior year service cost	-	(3)
Net periodic benefit expense	$ 58	$ 66

	Supplemental Executive
	Retirement Plan
	September 29,	September 30,
For the nine months ended:	2017	2016

Interest cost	$ 117	$ 143
Amortization of actuarial loss	56	62
Amortization of prior year service cost	-	(8)
Net periodic benefit expense	$ 173	$ 197

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

All dollar amounts are in thousands.

EXECUTIVE SUMMARY

The third quarter of 2017 produced $8,049 of sales, which was less than the exceptionally strong $10,306 of sales reported in the third quarter of 2016. In 2017, improved gross profit percentage and reduced operating expenses overshadowed the lower sales, producing net income of $767 for the third quarter of 2017 compared to $561 for the third quarter of 2016. Sales for the first nine months of 2017 were $22,836, which was slightly lower than the $23,474 in 2016; however, the Company experienced improved gross profit and reduced operating expenses, resulting in net income of $781 for the first nine months of 2017 compared to a net loss of $172 for the comparable period of 2016. The variability in sales and gross profit are within the range expected for our current business environment. The reduced operating expense for 2017 reflects the implementation of a leaner executive management structure completed in 2016. The current sales backlog and prospects with our current cost structure provide an encouraging outlook for profitable annual results which are slowly improving our financial position. As our recovery progresses from a large stockholders’ deficit eliminated mainly by the 2014 Pension Settlement, we will continue to improve our products and explore new opportunities to increase our sales and profits in an effort to grow shareholder value.

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

RESULTS OF OPERATIONS

Sales and Backlog

The following table summarizes our sales:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016

Sales	$ 8,049	$ 10,306	$ 22,836	$ 23,474

Sales for the third quarter and first nine months of 2017 were lower than the same periods in 2016. The lower 2017 sales were attributable to a decrease in the sales of domes which offset an increase in the sales of planetarium systems.

Revenue backlog increased to $26,094 as of September 29, 2017, compared to $24,444 as of December 31, 2016. The increase in the revenue backlog is mainly attributed to a high volume of new orders booked in the first half of 2017. The sales backlog and prospects support the outlook to maintain sales at an annual level comparable to 2016.

Gross Profit

The following table summarizes our gross profit and the gross profit as a percentage of total sales:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016

Gross profit	$ 3,113	$ 3,679	$ 8,052	$ 7,951
Gross profit percentage	39%	36%	35%	34%

The variability in the gross profit percentage was due to the mix of products delivered and the types of customer contracts that contributed to the revenue recognized for the periods presented.

Operating Expenses

The following table summarizes our operating expenses:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016

Selling, general and
administrative	$ 1,419	$ 2,273	$ 4,542	$ 5,710
Research and development	769	606	2,236	1,762
Pension	58	66	173	197
Total operating expenses	$ 2,246	$ 2,945	$ 6,951	$ 7,669

Selling, general and administrative expenses were lower in 2017 compared to 2016. This was primarily due to reduced trade show activity, agent commissions and the 2016 expense of the former CEO’s severance compensation.

Research and development expenses were higher in 2017 compared to 2016. This was due primarily to an increase in the use of engineering resources for product improvement projects as opposed to customer delivery activities.

Pension expense declined slightly in 2017 compared to 2016 due to a decrease in the interest cost on the SERP.

Other Expense, net

The following table summarizes our other expense:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016

Total other expense, net	$ 100	$ 157	$ 302	$ 417

Other expense decreased in 2017 compared to 2016 mainly due to declining interest expense on the Pension Settlement Obligation and mortgage notes along with offsetting increase of interest income from a capital lease receivable.

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

Cash Flows

In the first nine months of 2017, $1,792 of cash used in operating activities was attributable to $1,099 of cash provided by the net income for the period, after the effect of $318 of non-cash items and an unfavorable change to working capital of $2,891. The change to working capital was driven by increases in receivables and costs and estimated earnings in excess of billings on uncompleted contracts.  These increases are attributable to the timing of billings, customer payments and new customer orders.   The change in working capital was also affected by an increase in prepaid expenses and other assets and a decrease in restricted cash for a performance guarantee that was released upon completion of the project.

In the first nine months of 2016, the $2,116 of cash provided by operating activities was attributable to $426 of cash absorbed by the net loss for the period, after the effect of $598 of non-cash items and an increase in cash from changes to working capital of $1,690.  The working capital changes contributing to the increase in cash consisted primarily of an increase in accrued expenses attributable to severance compensation and payroll schedules plus increased progress payments from customer contracts.

Cash used in investing activities was $100 for the nine months ended September 29, 2017 compared to $145 for the same period of 2016.  Investing activities for both periods presented consisted entirely of property and equipment purchases.

For the nine months ended September 29, 2017, financing activities used $157 of cash compared to $148 in 2016 for principal payments on mortgage notes.

Line of Credit

The Company is a party to a line-of-credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund the working capital requirements of Spitz. Under the line of credit agreement, interest is charged on amounts borrowed at the lender’s prime rate less 0.25%.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The line-of-credit agreement and mortgage notes (with the same commercial bank) contain cross default provisions whereby a default on either agreement will result in a default on both agreements. There were no borrowings outstanding under the line-of-credit agreement as of September 29, 2017.

Letters of Credit

Under the terms of financing arrangements for letters of credit, the Company is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure obligations with the financial institutions who issue the letters of credit.  As of September 29, 2017 there were outstanding letters of credit and bank guarantees of $312, which are scheduled to expire during the year ending December 31, 2018.

Mortgage Notes

As of September 29, 2017, Spitz had obligations totaling $1,818 under its two mortgage notes payable.

Item 4.  CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

Due to the material weakness disclosed in the prior quarter and to enhance our overall financial control environment, management implemented the following changes in our internal control:

•Reassigned primary responsibility for preparation of initial customer contract cost estimates from the accounting staff to the project manager who is more familiar with the scope of work and related costs under the contract.

•Educated employees on the importance of including estimates for costs of contract deliverables when vendor quotes are not readily available.

•Reviewed project accounting transactions from the end of the reporting period until the published date of the financial statements to identify any material transactions that could affect contract accounting.

•Conducted additional reviews of all customer contracts with the Chief Financial Officer, Chief Operating Officer, project manager and the controller in attendance, including review of actual cost incurred, estimated cost to complete and status of contract obligations to enable accurate and timely update of accounting records.

Other than the improvements noted above, there has been no change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 29, 2017, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

Item 6.EXHIBITS

31.1Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.2Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herewith.

32.1Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101The following materials from this Quarterly Report on Form 10-Q for the period ended September 29, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date: November 2, 2017By:    /s/ Paul Dailey

Paul Dailey, Chief Financial Officer

and Corporate Secretary

(Authorized Officer)

            (Principal Financial and Accounting Officer)