Form 10-K
period 2017-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2018-03-13
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

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

Large accelerated filer  [ ]  Accelerated filer [ ]  Non-accelerated filer  [ ]  Smaller reporting company [x]

Emerging growth company [ ]            (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  [  ] Yes    [x] No

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2017 the last business day of the registrant’s most recently completed second fiscal quarter was $6,246,593 based on the closing sale price of $1.23 as reported by the Over-the-Counter Market. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13D and 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2018 was 11,352,516.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information from the Registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

EVANS & SUTHERLAND COMPUTER CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

PART I

ITEM 1.BUSINESS

Throughout this document Evans & Sutherland Computer Corporation may be referred to as “Evans & Sutherland,” “E&S,” “we,” “us,” “our” or the “Company.”  All dollar amounts are in thousands unless otherwise indicated.

Evans & Sutherland was incorporated in the state of Utah on May 10, 1968.  Our principal offices are located at 770 Komas Drive, Salt Lake City, Utah 84108, and our telephone number is (801) 588-1000.  Through a link on our website, www.es.com, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).  We make our website content available for informational purposes only.  The information provided on our website is not incorporated by reference into this Form 10-K and our website address is not intended to be a hyperlink.  The above reports and other information are also available, free of charge, at www.sec.gov.  Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

General

Evans & Sutherland focuses on the production of high-quality advanced visual display systems used primarily in full-dome video projection applications, dome projection screens, dome architectural treatments, and unique content for planetariums, schools, science centers, other educational institutions, and entertainment venues.  With a 50-year history in computer graphics, we are widely regarded as both a pioneer and a leader in providing the world’s most compelling full-dome digital theater and planetarium systems as well as original full-dome shows.  With our subsidiary, Spitz, Inc. (“Spitz”), and its over 70-year history as a leading supplier of planetarium systems, dome projection screens and other dome displays, E&S supplies premier total system solutions for its digital theater markets as well as customized domes and other unique geometric structures in the architectural market.

We continue to maintain a significant share of the overall planetarium and full dome digital theater market.  We estimate that the size of the market for digital planetarium systems is approximately $65 million annually and varies, of which our market share has ranged from 35% to 70% depending on the specific market size and time period.  Additionally we sell related products into tangential markets that are less defined which make up the balance of our revenue.

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

Digital Theater

In the digital theater market our products compete with traditional optical-mechanical products and digital display systems offered by GOTO Optical Mfg. Co., Konica-Minolta Planetarium Co. Ltd., Carl Zeiss Inc., and Sky-Skan, Inc. The Company’s digital display systems are configured with standard commercial projectors similar to systems sold by our competitors.  Our proprietary Digistar full-dome digital system, along with other customized software tools differentiate our digital theater systems and compete favorably with competitive digital display systems. Our SciDome planetarium system, which uses a dome theater version of a retail desktop astronomy product with curriculum tools for teachers, creates a unique competitive advantage when targeting smaller classroom planetarium theaters.

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

Giant Screen Cinema

E&S supplies digital display systems for educational and entertaining giant screen cinema experiences, focused on the market commonly defined by established competitors like IMAX. We bring unique capabilities and strengths to this market, including ultra-high resolution projection systems.

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

Employees

As of December 31, 2017, Evans & Sutherland and its subsidiaries employed a total of 96 persons of which 95 were employed full time.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the executive officers of E&S as of December 31, 2017.

Name	Age	Position
Jonathan A. Shaw	61	Chief Executive Officer and Director
Paul L. Dailey	61	Chief Financial Officer and Corporate Secretary
Kirk D. Johnson	56	Chief Operating Officer and President

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Over-the-Counter Markets under the symbol “ESCC.”  On March 1, 2018, there were approximately 430 holders of record of our common stock.  Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We have never paid a cash dividend on our common stock and have used funds generated internally to operate our business.  For the foreseeable future, we intend to follow our policy of retaining any future earnings to finance the development and growth of our business.

Additional information required by this item is incorporated by reference to the table captioned Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2017 in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of Part III of this annual report on Form 10-K.

The table below presents the high and low sales prices per share as reported by the Over-the-Counter Markets, by quarter for 2017 and 2016. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	2017		2016
	High	Low	High	Low
First Quarter	$ 1.98	$ 1.11	$ 1.06	$ 0.75
Second Quarter	1.65	1.15	1.15	0.70
Third Quarter	1.26	0.94	1.35	0.51
Fourth Quarter	1.19	0.89	1.48	0.90

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

Executive Summary

The year ended 2017 produced $30,508 of sales which was less than the $32,944 of sales reported in 2016. The lower sales resulted in a reduction of gross profit in the amount of $1,122 mostly offset by a $860 reduction in operating and other expenses resulting in a $262 decrease of net income from $1,743 in 2016 to $1,481 in 2017. Sales in 2017 were slightly less than expected due to the timing of customer orders and deliveries, however, this variability in sales and gross profit are within the normal range for our current business environment. The delay in customer deliveries and healthy new orders increased the sales backlog to $27,360 as of December 31, 2017 compared to $24,444 at the end of 2016. The operating and other expenses in 2017 are more reflective of our current operating structure reflecting a leaner executive management team implemented in 2016. We believe this reduced cost structure illustrates the profit potential of our business. With the healthy sales backlog and encouraging sales prospects, we anticipate sales at levels that are expected to yield profitable results in 2018.

Beyond 2018, we expect variable but reasonably consistent future sales and gross profits from our current product line at annual levels sufficient to cover or exceed operating expenses and meet our obligations. As our recovery progresses from a large stockholders’ deficit eliminated mainly by the 2014 Pension Settlement, we expect to continue to improve our products and explore new opportunities to increase our sales and profits in an effort to grow shareholder value. We believe that our improving financial position could present more opportunities in this effort.

We intend to pursue new opportunities for our business while we continue to develop and improve the products that serve our traditional markets. We consider the advancement of innovative products such as Digistar essential to maintaining our leading share of the planetarium market. We will continue to develop and improve our planetarium products more narrowly focused on education markets such as our SciDome product. We intend to also continue development and improvement of our dome products used by planetarium theaters and many other varied applications.  We intend to continue the production of quality show content for planetarium theaters.  We believe that the ability to include the wide range of complementary products in the systems we sell, along with access to the legacy customer base of E&S and our subsidiary, Spitz, provides a unique competitive advantage.

Results of Operations

Consolidated Sales and Backlog

The following table summarizes our consolidated sales for the years ended December 31:

	2017	2016

Sales	$ 30,508	$ 32,944

Sales decreased 7% from 2016 to 2017 due to lower sales of dome products to theme parks which was partially offset by an increase in sales of planetarium products.

The volume of new orders in 2017 exceeded the sales recorded resulting in an increase in our sales backlog from $24,444 as of December 31, 2016 to $27,360 as of December 31, 2017. The sales backlog of planetarium products improved while the backlog of domes for theme park attractions decreased but remained healthy at December 31, 2017.  We anticipate that approximately 90% of the 2017 backlog will be converted to sales in 2018 and that we will receive sufficient new orders to produce total sales in 2018 comparable to 2017.

Gross Profit

The following table summarizes our gross profit and the percentage to total sales for the years ended December 31:

	2017	2016

Gross profit	$ 10,951	$ 12,073
Gross profit percentage	36%	37%

Our gross profit percentage was slightly lower in 2017 when compared to 2016.  The lower gross margin percentage in 2017 resulted from lower gross profit contributions on theme park projects which was mostly offset by improvements in contributions from planetarium projects.

Operating Expenses

The following table summarizes our operating expenses during the years ended December 31:

	2017	2016

Selling, general and administrative	$ 6,045	$ 7,115
Research and development	2,908	2,344
Pension	231	262
Total operating expense	$ 9,184	$ 9,721

Selling, general and administrative expenses were lower in 2017 compared to 2016. This was primarily due to the 2016 costs related to the retirement of our former Chief Executive Officer and higher 2016 selling expense mostly due to a bi-annual trade show.

Research and development expenses were higher in 2017 compared to 2016.  This was primarily due to redirecting resources from sales and marketing activities and the delivery of customer projects to research and development activities. Research and development activities consisted of exploration of new applications for our products, improvements to the software in our planetarium products, testing hardware to project high definition video on large dome screens, development of a graphical user interface device for dome theaters, improvements to theater lighting, testing of optical coatings for projection surfaces and developing techniques to make dome projection surfaces more uniform.

Pension expense attributable to our Supplemental Executive Retirement Plan (“SERP”) was lower in 2017 compared to 2016 due to changes in the actuarial data affecting the measurement of the pension expense.

Other Expense, net

The following table summarizes our other expense during the years ended December 31:

	2017	2016

Interest expense	$ (473)	$ (510)
Other income (expense), net	76	(6)

Interest expense in 2017 and 2016 consisted principally of imputed interest on the Pension Settlement Obligation. Interest expense also included interest paid on real estate debt in both years presented. Interest expense decreased in 2017 due to the reduction of debt and is expected to continue to decrease at a comparable rate in future years.

Other income (expense), net changed from expense of $6 in 2016 to income of $76 in 2017 due primarily to interest income recorded on a customer lease receivable and, to a lesser extent, lower realized currency losses in 2017.

Income Taxes

The income tax benefit (provision) consisted of federal and state income taxes as follows for the years ended December 31:

	2017	2016

Income tax benefit (provision)	$ 111	$ (93)

The 2016 income tax provision was for state income taxes resulting from Spitz’ normal business activity in various jurisdictions. The 2017 tax benefit resulted primarily from state film tax credit for the production of a planetarium show which was recorded at the estimated value realizable through assignment.

Other Comprehensive Income

The following table summarizes other comprehensive income for the years ended December 31:

	2017	2016

Decrease (increase) to minimum pension liability	$ (30)	$ 258
Other comprehensive income	$ (30)	$ 258

Other comprehensive income consists of accounting for potential changes in the actuarial valuation of the SERP liabilities.

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31:

	2017	2016
Net cash and cash equivalents provided by (used in):
Operating activities	$ (1,098)	$ 3,749
Investing activities	(148)	(174)
Financing activities	(592)	(484)
Increase (decrease) in cash and cash equivalents	$ (1,838)	$ 3,091

The fluctuation in the annual increase and decrease in cash and cash equivalents is mainly due to cash used in operating activities.

Operating Activities

The net cash used in operating activities in 2017 was attributable to an increase in working capital of $2,947 less $1,849 of cash provided by the $1,481 net income after the effect of $368 of non-cash charges.  The non-cash charges consisted primarily of $259 of depreciation and $105 in the provision for excess and obsolete inventory.  The changes in working capital which used cash were largely attributable to the timing of progress payments on customer projects.

The net cash provided by operating activities in 2016 was attributable to a decrease in working capital of $914 plus $2,835 of cash provided by the $1,743 net income after the effect of $1,092 of non-cash charges.  The non-cash charges consisted primarily of $294 of depreciation, $258 of amortization of deferred pension costs, and $344 in the provision for excess and obsolete inventory.  The changes in working capital which used cash were largely attributable to the timing of progress payments on customer projects.

Investing Activities

Investing activities used $148 of cash during 2017 consisting entirely of purchases of property and equipment.

Investing activities used $174 of cash during 2016 consisting entirely of purchases of property and equipment.

Financing Activities

Financing activities used $592 of cash during 2017 consisting of $211 for principal payments on debt obligations and $381 for principal payments on the Pension Settlement Obligation.

Financing activities used $484 of cash during 2016 consisting of $199 for principal payments on debt obligations, $356 for principal payments on the Pension Settlement Obligation offset by $71 in proceeds from the exercise of options.

Credit Facilities

The Company is a party to a line-of-credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund Spitz working capital requirements. Under the line-of-credit agreement, interest is charged on amounts borrowed at the lender’s prime rate less 0.25%.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The line-of-credit agreement and mortgage notes (with the same commercial bank) contain cross default provisions whereby a default on either agreement will result in a default on both agreements. There were no borrowings outstanding under the line-of-credit agreement as of December 31, 2017.

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

Under the terms of financing arrangements for letters of credit, the Company is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure obligations with the financial institutions who issue the letters of credit.  As of December 31, 2017, there were outstanding letters of credit and bank guarantees of $362, which are scheduled to expire during the year ending December 31, 2018.

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

The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreement.  The real property had a carrying value of $4,090 as of December 31, 2017. The Mortgage Notes are guaranteed by E&S.

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

Other

In 2018, we expect capital expenditures similar to 2017.  There were no material capital expenditure commitments as of December 31, 2017, nor do we anticipate any over the next several years.

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of February 22, 2018, 463,500 shares remained available for repurchase under the plans approved by the Board of

Directors.  No shares were repurchased during 2017 or 2016.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

We also maintain trade credit arrangements with certain suppliers.  The unavailability of a significant portion of, or the loss of, these trade credit arrangements from suppliers would have a material adverse effect on our financial condition and operations.

As of December 31, 2017, our total indebtedness was $1,764 on the mortgage notes.  Our cash and restricted cash, subject to various restrictions set forth in this annual report on Form 10-K, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

Effects of Inflation

The effects of inflation were not considered material for the years 2017 and 2016, and are not expected to be material for the year 2018.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our actual income taxes in each of the jurisdictions in which we operate.  This involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items, such as accrued liabilities, for tax and accounting purposes.  These differences result in deferred income tax assets and liabilities, which are included in our consolidated balance sheets.  We must then assess the likelihood that our deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.  To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include a corresponding adjustment within the income tax provision in the statement of comprehensive income.  Significant judgment by management is required to determine our provision for income taxes, our deferred income tax assets and liabilities and any valuation allowance recorded against our net deferred income tax assets.

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

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”).  ASU 2016-18 changes the cash flow presentation and disclosures of restricted cash.  The Company implemented this update in the presented financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 changes the accounting for leases.  In particular, lessees will recognize lease assets and lease liabilities for operating leases.  ASU 2016-02 is not effective until 2019. The Company is currently assessing the impact on its financial reporting of implementing this guidance.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 provides for a single, principles-based model for revenue recognition that replaces existing revenue recognition guidance. ASU 2014-09 was effective for the Company on January 1, 2018. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company will use the cumulative effect transition method.  Because revenue will be recognized under the new standards as costs are incurred for most of our contracts, certain revenues and associated operating earnings will be accelerated into the year ended December 31, 2017.  The adjustment will result in a cumulative adjustment to increase retained earnings as of January 1, 2018; however, based on our initial assessment we do not believe the cumulative adjustment will exceed $600.

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

These forward-looking statements include, but are not limited to, the following statements:

•Our belief that our range of products and services at various price and performance levels, our research and development investments and capabilities, and our ability to design and manufacture products will enable us to compete effectively.

•Our belief that our facilities and operations are within standards fully acceptable to the Environmental Protection Agency and that all facilities and procedures are operated in accordance with environmental rules and regulations, and international, federal, state and local laws.

•Our belief that our existing sources of liquidity, including marketable securities, will provide sufficient liquidity to meet our obligations through 2018 and beyond.

•Our belief that our ability to include the wide range of complementary products offered by E&S and Spitz in the systems we sell, along with access to the legacy customer base of E&S and Spitz, provides a unique competitive advantage.

•Our expectations for variable future sales and gross profits from our current product line at annual levels sufficient to cover or exceed operating expenses.

~~•~~Our belief that an improved financial position may present business growth opportunities.

•Our belief that any potential shortfalls in our forecasted revenues would be within a range whereby we could reduce variable costs in order to meet our 2018 obligations.

•Our belief that the business cost structure creates the potential for long-term profitability.

•Our belief that capital expenditures during 2018 will be similar to the capital expenditures incurred during 2017.

•Our belief that the effects of inflation will not be material for 2018.

•Our belief that approximately 90% of our backlog will be converted to sales in 2018.

•Our belief that our 2017 orders will continue at a level sufficient to recognize sales in 2018 comparable to 2017.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Evans & Sutherland Computer Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).    In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Evans & Sutherland Computer Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities law and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since October 9, 2006.

/s/ Tanner LLC

Salt Lake City, Utah

March 8, 2018

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)\

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$ 5,276	$ 6,823
Restricted cash	312	603
Accounts receivable, net	3,794	3,271
Current portion of lease receivable	247	252
Costs and estimated earnings in excess of billings on uncompleted contracts	2,763	3,038
Inventories, net	3,973	3,751
Prepaid expenses and deposits	712	741
Total current assets	17,077	18,479
Long-term lease receivable, net of current portion	836	1,083
Property and equipment, net	4,527	4,638
Goodwill	635	635
Other assets	1,955	1,383
Total assets	$ 25,030	$ 26,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 1,667	$ 1,158
Accrued liabilities	912	1,400
Billings in excess of costs and estimated earnings on uncompleted contracts	4,574	6,500
Customer deposits	2,543	2,238
Current portion of retirement obligations	500	507
Current portion of pension settlement obligation	409	382
Current portion of long-term debt	224	211
Total current liabilities	10,829	12,396
Pension and retirement obligations, net of current portion	4,150	4,344
Pension settlement obligation, net of current portion	4,478	4,886
Long-term debt, net of current portion	1,540	1,764
Deferred rent obligation	808	1,231
Total liabilities	21,805	24,621
Commitments and contingencies (Notes 5, 6, 7 and 9)
Stockholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,616,866 shares issued	2,323	2,323
Additional paid-in-capital	53,818	53,641
Common stock in treasury, at cost, 264,350 shares	(3,532)	(3,532)
Accumulated deficit	(47,208)	(48,689)
Accumulated other comprehensive loss	(2,176)	(2,146)
Total stockholders’ equity	3,225	1,597
Total liabilities and stockholders’ equity	$ 25,030	$ 26,218

See notes to consolidated financial statement

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2017	2016

Sales	$ 30,508	$ 32,944
Cost of sales	(19,557)	(20,871)
Gross profit	10,951	12,073
Operating expenses:
Selling, general and administrative	(6,045)	(7,115)
Research and development	(2,908)	(2,344)
Pension	(231)	(262)
Total operating expenses	(9,184)	(9,721)

Operating income	1,767	2,352
Interest expense	(473)	(510)
Other income (expense), net	76	(6)
Income before income tax benefit (provision)	1,370	1,836
Income tax benefit (provision)	111	(93)
Net income	$ 1,481	$ 1,743

Net income per common share – basic	$ 0.13	$ 0.16
Net income per common share – diluted	$ 0.12	$ 0.15

Weighted average common shares outstanding – basic	11,353	11,214
Weighted average common shares outstanding – diluted	12,014	11,836

Comprehensive income, net of tax:
Net income	$ 1,481	$ 1,743
Decrease (increase) in minimum pension liability	(30)	258
Total comprehensive income	$ 1,451	$ 2,001

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balance, December 31, 2015	11,442	$ 2,288	$ 53,434	$ (3,532)	$ (50,432)	$ (2,404)	$ (646)
Net income	-	-	-	-	1,743	-	1,743
Issuance of shares on exercise of options	175	35	36	-	-	-	71
Other comprehensive income	-	-	-	-	-	258	258
Stock-based compensation	-	-	171	-	-	-	171
Balance, December 31, 2016	11,617	$ 2,323	$ 53,641	$ (3,532)	$ (48,689)	$ (2,146)	$ 1,597
Net income	-	-	-	-	1,481	-	1,481
Other comprehensive income	-	-	-	-	-	(30)	(30)
Stock-based compensation	-	-	177	-	-	-	177
Balance, December 31, 2017	11,617	$ 2,323	$ 53,818	$ (3,532)	$ (47,208)	$ (2,176)	$ 3,225

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2017	2016

Cash flows from operating activities:
Net income	$ 1,481	$ 1,743
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	259	294
Decrease (increase) in deferred pension costs	(30)	258
Provision for excess and obsolete inventory	105	344
Other	34	196
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(380)	1,533
Decrease (increase) in lease receivable	252	(1,335)
Increase in inventories	(327)	(23)
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts, net	(1,651)	2,162
Increase in prepaid expenses and other assets	(543)	(4)
Increase in accounts payable	509	96
Increase (decrease) in accrued liabilities	(488)	369
Decrease in accrued pension and retirement liabilities	(201)	(468)
Increase (decrease) in customer deposits	305	(994)
Decrease in deferred rent obligation	(423)	(422)
Net cash provided by (used in) operating activities	(1,098)	3,749

Cash flows from investing activities:
Purchases of property and equipment	(148)	(174)
Net cash used in investing activities	(148)	(174)

Cash flows from financing activities:
Proceeds from shares issued on exercise of options	-	71
Principal payments on long-term debt	(211)	(199)
Principal payments on pension settlement obligation	(381)	(356)
Net cash used in financing activities	(592)	(484)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,838)	3,091
Cash, cash equivalents, and restricted cash as of beginning of the year	7,426	4,335
Cash, cash equivalents, and restricted cash as of end of the year	$ 5,588	$ 7,426

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$ 478	$ 516
Income taxes	141	11

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

Basis of Presentation

The consolidated financial statements include the accounts of Evans & Sutherland and its wholly owned subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three or fewer months to be cash equivalents.  The Company maintains cash balances in bank accounts that, at times, exceed federally insured limits.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant risk with respect to cash.  As of December 31, 2017, cash deposits as reported by the banks, including restricted cash, exceeded the federally insured limits by approximately $5,230.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	2017	2016

Cash and cash equivalents	$ 5,276	$ 6,823
Restricted cash	312	603

Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$ 5,588	$ 7,426

Amounts included in restricted cash represent those required to be set aside by a contractual agreement.  Restricted cash that guarantees letters of credit that mature or expire within one year is reported as a current asset.  Restricted cash that guarantees letters of credit that mature or expire after more than one year is reported as a long-term asset.

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

The table below represents changes in E&S’s allowance for doubtful accounts receivable for the years ended December 31:

	2017	2016

Beginning balance	$ 259	$ 286
Write-off of accounts receivable	(7)	(47)
Increase (decrease) in estimated losses on accounts receivable	(143)	20
Ending balance	$ 109	$ 259

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

During the years ended December 31, 2017 and 2016, E&S recognized impairment losses on inventory of $105 and $344, respectively.

Inventories as of December 31, were as follows:

	2017	2016

Raw materials	$ 5,458	$ 5,427
Work in process	1,011	1,120
Finished goods	423	326
Reserve for obsolete inventory	(2,919)	(3,122)
Inventories, net	$ 3,973	$ 3,751

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

Depreciation expense was $259 and $267 for the years ended December 31, 2017 and 2016, respectively.  The cost and estimated useful lives of property and equipment and the total accumulated depreciation and amortization were as follows as of December 31:

	Estimated
	Useful Lives	2017	2016

Land	n/a	$ 2,250	$ 2,250
Buildings and improvements	5 - 40 years	3,065	3,065
Manufacturing machinery and equipment	3 - 8 years	5,582	5,434
Office furniture and equipment	3 - 8 years	779	779
Total		11,676	11,528
Less accumulated depreciation and amortization		(7,149)	(6,890)
Net property and equipment		$ 4,527	$ 4,638

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

Intangible Assets

E&S amortizes the cost of intangible assets over their estimated useful lives. Amortizable intangible assets are reviewed at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. Amortization expense was $27 for the year ended December 31, 2016, which completed the amortization of intangible assets, so there was no amortization expense in 2017.

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

The table below represents changes in E&S’s warranty reserve for the years ended December 31:

	2017	2016

Beginning balance	$ 123	$ 127
Additions to warranty reserve	249	227
Warranty costs	(233)	(231)
Ending balance	$ 139	$ 123

Revenue Recognition

Sales include revenues from system hardware, software, database products and service contracts.

The following table provides information on revenues by recognition method applied during the years:

	2017	2016

Percentage of completion	$ 17,653	$ 18,248
Completed contract	11,041	12,845
Other	1,814	1,851
Total sales	$ 30,508	$ 32,944

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

Stock-Based Compensation

The Company records compensation expense in the financial statements for stock-based awards based on the grant date fair value of those awards that are ultimately expected to vest. As such, the value of the award is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company determines the grant date fair value of the options using the Black-Scholes option-pricing model.  Stock-based compensation expense is recognized over the requisite service periods of the awards on a ratable basis, which recognizes expense for each vesting tranche of each grant starting on the grant date and finishing on the vest date for that tranche.

Net Income per Common Share

Basic net income per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted net income per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares include shares that may be issued by the Company for outstanding stock options determined using the treasury stock method. In periods resulting in a net loss, potential common shares are anti-dilutive and therefore are not included.

Net income per common share has been computed based on the following:

	2017	2016

Numerator
Net Income	$ 1,481	$ 1,743

Denominator
Weighted-average number of common shares outstanding - basic	11,353	11,214
Incremental shares assumed for stock options	661	622
Weighted-average number of common shares outstanding - dilutive	12,014	11,836
Basic net income per common share	$ 0.13	$ 0.16
Diluted net income per common share	$ 0.12	$ 0.15

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

Other Comprehensive Income

On a net basis for 2017 and 2016, there were deferred income tax assets resulting from items reflected in comprehensive income.  However, E&S has determined that it is more likely than not that it will not realize such net deferred income tax assets and has therefore established a valuation allowance against the full amount of the net deferred income tax assets.  Accordingly, the net income tax effect of the items included in other comprehensive income is zero.  Therefore, the Company has included no income tax expense or benefit in relation to items reflected in other comprehensive income.  The accumulated other comprehensive loss at the end of 2016 and 2017 consists of minimum pension liability attributable to the Supplemental Executive Retirement Plan (“SERP”) (see Note 6).

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”).  ASU 2016-18 changes the cash flow presentation and disclosures of restricted cash.  The Company implemented this update in the presented financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 changes the accounting for leases.  In particular, lessees will recognize lease assets and lease liabilities for operating leases.  ASU 2016-02 is not effective until 2019. The Company is currently assessing the impact on its financial reporting of implementing this guidance.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 provides for a single, principles-based model for revenue recognition that replaces existing revenue recognition guidance. ASU 2014-09 was effective for the Company on January 1, 2018. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company will use the cumulative effect transition method.  Because revenue will be recognized under the new standards as costs are incurred for most of our contracts, certain revenues and associated operating earnings will be accelerated into the year ended December 31, 2017.  The adjustment will result in a cumulative adjustment to increase retained earnings as of January 1, 2018; however, based on our initial assessment we do not believe the cumulative adjustment will exceed $600.

Note 2 – Goodwill

Goodwill of $635 resulted from the acquisition of the Company’s wholly owned subsidiary, Spitz, and was measured as the excess of the $2,884 purchase consideration paid over the fair value of the net assets acquired. The Company has made its annual assessment of impairment of goodwill and has concluded that goodwill is not impaired as of December 31, 2017.

Note 3 - Costs and Estimated Earnings on Uncompleted Contracts

Comparative information with respect to uncompleted contracts as of December 31:

	2017	2016

Total accumulated costs and estimated earnings on uncompleted contracts	$ 31,548	$ 31,634
Less total billings on uncompleted contracts	(33,359)	(35,096)
Ending balance	$ (1,811)	$ (3,462)

The above amounts are reported in the consolidated balance sheets as of December 31 as follows:

	2017	2016

Costs and estimated earnings in excess of billings on uncompleted contracts	$ 2,763	$ 3,038
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,574)	(6,500)
Ending balance	$ (1,811)	$ (3,462)

Note 4 – Lease Receivable

In 2016, the Company entered into a lease agreement with a customer whereby the Company will be the Lessor and the customer will be the lessee of a Planetarium System produced, delivered and installed by the Company. The lease term is 5 years and requires the customer to make rent payments to the Company over the lease term in accordance with the fixed schedule in the agreement.  The equipment will be returned to the Company at the end of the lease term at which time the Company estimates that the system will have no residual value.  The customer obtained control of the leased assets upon delivery and acceptance of the system on December 7, 2016.  The lease is accounted for as a sales-type lease since the lease term is for substantially all of the economic life of the system, the present value of the lease payments amounts to substantially all of the fair value of the underlying assets, and the customer will retain the control with substantially all of the risks and awards of ownership of the system.  The discounted present value of the payments to be made under the lease agreement, using an annual rate of 6%, amounts to $1,754. This amount represents the fair value of the equipment of $1,678 and the maintenance services E&S is to provide over the terms of the lease valued at $76.  In 2016, the Company recorded the sale of the system of $1,678 and $76 of deferred revenue representing the value of the maintenance services.  In 2017, the Company collected $307 in lease payments of which $55 was recorded as interest income and $252 as principal reduction of the lease receivable.

The balance of lease receivable as of December 31, 2017 is recorded as follows:

2017

Lease receivable	$ 247
Lease receivable long term	836
Total	$ 1,083

Note 5 – Leases and deferred gain on disposal of building assets

The Company occupies real property and uses certain equipment under lease arrangements that are accounted for as operating leases.  The Company’s real property leases contain escalation clauses.  Rental expense for all operating leases for 2017 and 2016 was $148 and $194, respectively.

In November 2014, the Company agreed to an extension of its lease for its corporate office buildings and its interest in the lease for the land occupied by the buildings for a term of 5 years. Base annual rent is $549 until April 1, 2018 when the base annual rent increases to $570. The annual rent expense on a straight-line basis is $555. The new lease obligation is recorded as an operating lease for a term of five years which commenced November 1, 2014.  The accounting for the lease extension resulted in a $620 gain on the disposition of leased assets under the prior lease which was deferred and is being amortized over the five-year term of the new operating lease. There was also a $1,526 gain from the extinguishment of a deferred rent credit related to the underlying land lease which is being amortized over the five-year term of the new operating lease. The amortization of the deferred gain and deferred rent credit reduces the rent expense attributable to the cash rent payments.

Future minimum rent expense payments under the new operating lease and the remaining deferred gain from the disposal of the building assets and deferred rent credit to be recognized are as follows:

Years Ending	Minimum Lease	Gain on	Deferred	Net Rent
December 31,	Payments	Building	Rent Credit	Expense

2018	$ 565	$ (124)	$ (314)	$ 127
2019	475	(106)	(264)	105
Total	$ 1,040	$ (230)	$ (578)	$ 232

There are no other lease obligations that have initial or remaining non-cancelable lease terms in excess of one year.

Note 6 - Employee Retirement Benefit Plans

Settlement of Pension Plan Liabilities

On April 21, 2015, the Company, as the administrator of its qualified defined benefit pension plan (“Pension Plan”), and the Pension Benefit Guaranty Corporation (“PBGC”) entered into an Agreement for Appointment of Trustee and Termination of Plan (the “Termination Agreement”) (a) terminating the Pension Plan, (b) establishing March 8, 2013 as the Plan’s termination date and (c) appointing the PBGC as statutory trustee of the Pension Plan.

In connection with the Termination Agreement, on April 21, 2015, the Company entered into the Pension Settlement Agreement with the PBGC to settle all liabilities of the Pension Plan including any termination premium resulting from the Pension Plan termination (the “Settled ERISA Liabilities”). Pursuant to the Pension Settlement Agreement, the Company agreed to (a) pay to the PBGC a total of $10,500, with $1,500 due within ten days following the effective date of the Pension Settlement Agreement and the remainder paid in twelve annual installments of $750 beginning on October 31, 2015 (the “Pension Settlement Obligation”) and (b) issue within ten days following the effective date of the Pension Settlement Agreement 88,117 shares of the Company’s treasury stock in the name of the PBGC. The Pension Settlement Agreement further provides that the PBGC will be deemed to have released the Company from all Settled ERISA Liabilities upon payment of the Pension Settlement Obligation. In the event of a default by the Company of its obligations under the Pension Settlement Agreement or the underlying agreements which secure the Pension Settlement Obligation, the PBGC may enforce payment of the Settled ERISA Liabilities, which would accrue interest at various rates until payment is made and be reduced by any payments made by the Company pursuant to the Pension Settlement Agreement.  The estimated total Settled ERISA Liabilities as of the settlement date is $46,000.

To secure the Company’s obligations under the Pension Settlement Agreement, on April 21, 2015, the Company also entered into a Security Agreement with the PBGC (the “Security Agreement”), and executed an Open-End Mortgage in favor of the PBGC (the “Mortgage”) on certain real property owned by the Company’s subsidiary, Spitz, Inc. (“Spitz”). The Security Agreement and Mortgage grant to the PBGC a security interest on all of the Company’s presently owned and after-acquired property and proceeds thereof, free and clear of all liens and other encumbrances, except those described therein (the “Senior Liens”). The PBGC’s security interest in the Company’s property is subordinate to the Company’s two senior lenders pursuant to the Security Agreement and agreements between the PBGC and the lenders (the “Intercreditor Agreements”). The Intercreditor Agreements provide for the lenders to extend credit to the Company, secured by the Senior Liens, up to specified limits. The Intercreditor Agreement between the lender of the mortgage notes and line of credit (see Note 7) and the PBGC provides for total aggregate loans of up to $6,500 secured by Senior Liens on Spitz assets. The second Intercreditor Agreement between another lender and the PBGC provides for up to $3,000 of letter of credit indebtedness secured by Senior Liens on cash deposits.

The balance of the Pension Settlement Obligation is recorded on the balance sheet as of December 31, 2017 and 2016 as follows:

	2017	2016
Current portion of pension settlement obligation	$ 409	$ 382
Pension settlement obligation, net of current portion	4,478	4,886
Total Pension Settlement Obligation	$ 4,887	$ 5,268

Supplemental Executive Retirement Plan (SERP)

The SERP provides eligible former executives, employed by the Company prior to 2002, defined pension benefits based on average salary, years of service and age at retirement.  The SERP was amended in 2002 to discontinue further SERP gains from future salary increases and close the SERP to new participants.

401(k) Deferred Savings Plan

The Company has a deferred savings plan that qualifies under Section 401(k) of the Internal Revenue Code.  The 401(k) plan covers all employees of the Company who have at least one year of service and who are age 18 or older.  Matching contributions of 50% are made on the first 6% of employee contributions after the employee has achieved one year of service.  Extra matching contributions can be made based on profitability and other financial and operational considerations.  Effective January 1, 2017, the Company started making a 3% contribution in addition to the matching contribution.  Contributions to the 401(k) plan for 2017 and 2016 were $451 and $182, respectively.

Obligations and Funded Status for SERP

E&S uses a December 31 measurement date for the SERP.

Information concerning the obligations, plan assets and funded status of employee retirement defined benefit plans are provided below:

Changes in benefit obligation	2017	2016

Projected benefit obligation - beginning of year	$ 4,851	$ 5,320
Interest cost	156	190
Actuarial loss (gain)	103	(184)
Benefits paid	(460)	(475)
Projected benefit obligation - end of year	$ 4,650	$ 4,851

Changes in plan assets	2017	2016

Contributions	$ 460	$ 475
Benefits paid	(460)	(475)
Fair value of plan assets - end of year	$ -	$ -

Net amount recognized	2017	2016

Unfunded status	$ (4,650)	$ (4,851)
Unrecognized net actuarial loss	2,176	2,146
Net amount recognized	$ (2,474)	$ (2,705)

Amounts recognized in the consolidated balance sheets consisted of:

	2017	2016

Accrued liability	$ (4,650)	$ (4,851)
Accumulated other comprehensive loss	2,176	2,146
Net amount recognized	$ (2,474)	$ (2,705)

Components of net periodic benefit cost:

	2017	2016

Interest cost	$ 156	$ 190
Amortization of actuarial loss	75	82
Amortization of prior year service cost	-	(10)
Net periodic benefit expense	$ 231	$ 262

Additional information

Pension expense was $231 for the year ended December 31, 2017, which consisted of net periodic benefit expense of $231 for the SERP.  Pension expense was $262 for the year ended December 31, 2016, which consisted of net periodic benefit expense of $262 for the SERP.

The SERP minimum liability recorded in other comprehensive loss increased $30 in 2017 compared to a decrease of $258 in 2016.  The increase in 2017 was caused by a decrease in the discount rate, partly offset by a change to the mortality table.  The decrease in 2016 was primarily due to the death of one participant.

Assumptions

The weighted average assumptions used to remeasure benefit obligations as of December 31, 2017 and 2016 included a discount rate of 3.4% and 3.7%, respectively, for the SERP.  The weighted average assumptions used to determine net periodic cost for the years ended December 31, 2017 and 2016 included a discount rate of 3.4% and 3.7%, respectively, in each year for the SERP.

Cash Flows

Employer contributions

The Company is not currently required to fund the SERP.  All benefit payments are made by E&S directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes.

The Company expects to contribute and pay benefits of approximately $500 related to the SERP in 2018.

Estimated future benefit payments

As of December 31, 2017, the following benefits are expected to be paid based on actuarial estimates and prior experience:

Years Ending
December 31,	SERP
2018	$ 500
2019	427
2020	421
2021	415
2022	408
2023-2027	$ 1,806

Note 7 –Debt

Long-term debt consisted of the following as of December 31, 2017 and 2016:

	2017	2016
First mortgage note payable due in monthly installments of $23 (interest at 5.75%) through January 1, 2024; payment and rate subject to adjustment every 3 years, next adjustment January 14, 2019	$ 1,422	$ 1,611
Second mortgage note payable due in monthly installments of $4 (interest at 5.75%) through October 1, 2028; payment and rate subject to adjustment every 5 years, next adjustment October 1, 2018	342	364
Total debt	1,764	1,975
Current portion of long-term debt	(224)	(211)
Long-term debt, net of current portion	$ 1,540	$ 1,764

Principal maturities on total debt are as follows:

Years Ending
December 31,
2018	$ 224
2019	237
2020	251
2021	267
2022	283
Thereafter	502
Total debt	$ 1,764

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

The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreement.  The real property had a carrying value of $4,090 as of December 31, 2017. The Mortgage Notes are guaranteed by E&S.

Line of Credit

The Company is a party to a line-of-credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund Spitz working capital requirements. Under the line of credit agreement, interest is charged on amounts borrowed at the lender’s prime rate less 0.25%.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The line-of-credit agreement and mortgage notes (with the same commercial bank) contain cross default provisions whereby a default on either agreement will result in a default on both agreements. There were no borrowings outstanding under the line-of-credit agreement as of December 31, 2017.

Note 8 - Income Taxes

Income tax for 2017 and 2016 consisted of a benefit of $(111) and an expense of $93, respectively, of federal and state income taxes. The actual expense differs from the expected tax provision (benefit) as computed by applying the U.S. federal statutory income tax rate of 34 percent for 2017 and 2016, as follows:

	2017	2016

Income tax provision at U.S. federal statutory rate	$ 466	$ 624
State tax provision, net of federal income tax	48	48
Change in valuation allowance attributable to operations	(25,093)	(936)
Change in effective tax rate	22,311	-
Pension settlement	-	(213)
Stock compensation	570	-
True-up adjustments and expiration of tax carryforwards and credits	1,568	548
Other, net	19	22
Income tax provision (benefit)	$ (111)	$ 93

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	2017	2016

Property and equipment, principally due to differences in depreciation	$ 71	$ (643)
Inventory reserves and other inventory-related temporary basis differences	361	614
Warranty, vacation, deferred rent and other liabilities	371	687
Retirement liabilities	645	1,032
Net operating loss carryforwards	38,536	62,484
Credit carryforwards	27	36
Other	143	1,037
Total deferred income tax	40,154	65,247
Less valuation allowance	(40,154)	(65,247)
Net deferred income tax	$ -	$ -

Worldwide income before income taxes consisted of the following:

	2017	2016

United States	$ 1,370	$ 1,836
International	-	-
Total	$ 1,370	$ 1,836

Income tax benefit (provision) consisted of the following:

	2017	2016
Current
U.S. federal	$ (8)	$ 10
State	(103)	83
Total current expense (benefit)	$ (111)	$ 93
Deferred
U.S. federal	$ 23,012	$ 937
State	2,081	(1)
Total	25,093	936
Valuation allowance increase	(25,093)	(936)
Total deferred expense (benefit)	-	-

Total income tax expense (benefit)	$ (111)	$ 93

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

E&S has total federal net operating loss carryforwards of approximately $169,100 which expire from 2020 through 2036. The Company has federal minimum tax credit carryforwards of approximately $27 which do not expire. The Company has $3,200 of federal research credits that begin to expire in 2019 and $1,800 of state research credits that begin to expire in 2018. The Company has not recorded a benefit for these research credits in the financial statements because it does not meet the more-likely-than-not position recognition threshold. E&S also has state net operating loss carryforwards of approximately $70,400 that expire at various dates depending on the rules of the states to which the loss or credit is allocated.

The Company evaluates its deferred tax assets for realizability based on all of the available positive and negative evidence. Due to cumulative losses and the significance of the carryforwards, the Company determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, a valuation allowance has been established to offset the net deferred tax assets. During the years ended December 31, 2017 and 2016, the valuation allowance on deferred tax assets decreased by $25,093 and $936, respectively.

The Company is subject to audit by the IRS and various states for tax years dating back to 2014.  No federal or state tax return are currently under audit. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Note 9 - Commitments and Contingencies

Letters of Credit

Under the terms of financing arrangements for letters of credit, E&S is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit or bank guarantees issued, plus other amounts necessary to adequately secure obligations with the financial institution.  As of December 31, 2016, there were outstanding letters of credit and bank guarantees of $600 which expired in 2017.  As of December 31, 2017, there were outstanding letters of credit and bank guarantees of $312 which are scheduled to expire in 2018.

Note 10 - Stock Option Plan

In 2014, stockholders approved the adoption of the Evans & Sutherland Computer Corporation 2014 Stock Incentive Plan (“2014 Plan”) which replaced the expired 2004 Stock Incentive Plan of Evans & Sutherland Computer Corporation (“2004 Plan”).  The 2014 Plan is a stock incentive plan that provides for the grant of options and restricted stock awards to employees and for the grant of options to non-employee directors essentially the same as the 2004 Plan.  Under the 2014 Plan, non-employee directors may continue to receive an annual option grant for no more than 10,000 shares.  New non-employee directors may also continue to receive an option grant for no more than 10,000 shares upon their appointment or election.  With the adoption of the 2014 Plan, no additional options can be issued under the 2004 Plan. Options granted under the 2004 Plan are still held by recipients and will continue to be subject to the terms and conditions of the 2004 plan which are essentially the same as the 2014 Plan. The 2014 Plan continues a minimum exercise price for options of 110% of fair market value on the date of grant.  Restricted stock awards may be qualified as a performance-based award that conditions a participant’s award upon achievement by the Company or its subsidiaries of performance goals established by the Board of Directors’ Compensation Committee.

The number of shares, terms, and exercise periods of option grants are determined by the Board of Directors on an option-by-option basis. Options generally vest ratably over three years and expire ten years from the date of grant.  As of December 31, 2017, options to purchase 989,081 shares of common stock were authorized and reserved for future grant.

A summary of activity follows (shares in thousands):

	2017		2016
		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price

Outstanding as of beginning of the year	1,625	$ 0.88	1,470	$ 1.53
Granted	141	1.39	512	0.90
Exercised	-	-	(175)	0.40
Forfeited or expired	(156)	3.61	(182)	6.59
Outstanding as of end of the year	1,610	0.66	1,625	0.88

Exercisable as of end of the year	1,089	0.51	1,056	0.95

The weighted average fair value of options granted during 2017 and 2016 was $1.14 and $0.79, respectively.  As of December 31, 2017, options exercisable and options outstanding had a weighted average remaining contractual term of 4.4 and 5.8 years with aggregate intrinsic value of $566 and $637, respectively. As of December 31, 2016, options exercisable and options outstanding had a weighted average remaining contractual term of 4.1 and 5.8 years with aggregate intrinsic value of $728 and $1,038, respectively. The aggregate intrinsic value of the options exercised in 2016 was $137.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants made in 2017 and 2016:

	2017	2016
Expected life (in years)	3.5	3.5
Risk free interest rate	1.47%	1.04%
Expected volatility	175%	229%

Expected option lives and volatilities are based on historical data of the Company.  The risk free interest rate is calculated as the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no plans to do so.

As of December 31, 2017, there was approximately $140 of total unrecognized share-based compensation cost related to grants collectively under the 2004 Plan and 2014 Plan that will be recognized over a weighted-average period of 2.4 years.  As of December 31, 2016, there was approximately $198 of total unrecognized share-based compensation cost related to grants collectively under the 2004 Plan and 2014 Plan that will be recognized over a weighted-average period of 3.8 years.

Share-based compensation expense, from awards collectively under the 2004 Plan and 2014 Plan for the years ended December 31, 2017 and 2016 amounted to $177 and $171, respectively, and was included in general and administrative expense on the statements of comprehensive income.

Note 11 - Preferred Stock

Class A Preferred Stock

The Company has 5,000,000 authorized shares of Class A Preferred stock.  As of December 31, 2017 and 2016, there were no Class A Preferred shares outstanding.

Class B Preferred Stock

The Company has 5,000,000 authorized shares of Class B Preferred stock.  As of December 31, 2017 and 2016, there were no Class B Preferred shares outstanding.

Note 12 - Geographic Information

The table below presents sales by geographic location:

	2017	2016

United States	$ 15,429	$ 24,994
International	15,079	7,950
Total sales	$ 30,508	$ 32,944

Note 13 - Significant Customers

As of December 31, 2017, Customers A and B each represented 10% of accounts receivable, and Customer F represented 30% of costs and estimated earnings in excess of billings.

As of December 31, 2016, Customers C and D represented 19% and 29% of accounts receivable, respectively, and Customers E and A represented 48% and 18% of costs and estimated earnings in excess of billings, respectively.

For the year ended December 31, 2017, Customer F represented 11% of total sales.  For the year ended December 31, 2016, Customer E represented 23% of total sales.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the year ended December 31, 2017, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by Item 401 of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2018 Annual Meeting of Stockholders and that information is incorporated herein by reference.  Information required by Item 405 of Regulation S-K will be included under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for our 2018 Annual Meeting of Stockholders and that information is incorporated herein by reference.  Certain information required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” The information required by Item 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2018 Annual Meeting of Stockholders and that information is herein incorporated by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included under the captions, “Executive Compensation,” and, “Election of Directors,” in the Proxy Statement for our 2018 Annual Meeting of Stockholders and that information is herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for our 2018 Annual Meeting of Stockholders and that information is herein incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,609,400	$ 0.66	989,081
Equity compensation plans not approved by security holders	-	-	-
Total	1,609,400	$ 0.66	989,081

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption, “Certain Relationships and Related Party Transactions,” in the Proxy Statement for our 2018 Annual Meeting of Stockholders and that information is herein incorporated by reference.  The information required by Item 407(a) of Regulation S-K will be included under the caption, “Election of Directors,” in the Proxy Statement for our 2018 Annual Meeting of Stockholders and that information is herein incorporated by reference

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the caption, “Report of the Audit Committee of the Board of Directors,” in the Proxy Statement for our 2018 Annual Meeting of Stockholders and that information is herein incorporated by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)List of documents filed as part of this report

1.Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this report on Form 10-K.

•Consolidated Balance Sheets as of December 31, 2017 and 2016

•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017 and 2016

•Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2017 and 2016

•Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016

•Notes to Consolidated Financial Statements

2.Financial Statement Schedules

There are no schedules filed because of the absence of conditions under which they are required or because the required information is presented in the consolidated financial statements or the notes thereto.

3.Exhibits

Articles of Incorporation and Bylaws

3.1.1Articles of Incorporation, as amended, filed as Exhibit 3.1 to Evans & Sutherland Computer Corporation’s Annual Report on Form 10-K, SEC File No. 000-08771, for the fiscal year ended December 25, 1987, and incorporated herein by reference.

3.1.2Amendments to Articles of Incorporation filed as Exhibit 3.1.1 to Evans & Sutherland Computer Corporation’s Annual Report on Form 10-K, SEC File No. 000-08771, for the fiscal year ended December 30, 1988, and incorporated herein by reference.

3.1.3Certificate of Designation, Preferences and Other Rights of the Class B-1 Preferred Stock of Evans & Sutherland Computer Corporation, filed as Exhibit 3.1 to Evans & Sutherland Computer Corporation’s Form 10-Q, SEC File No. 000-08771, for the quarter ended September 25, 1998, and incorporated herein by reference.

3.2.1Amended and Restated Bylaws of Evans & Sutherland Computer Corporation, filed as Exhibit 3.2 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

3.2.2Amendment No. 1 to the Amended and Restated Bylaws of Evans & Sutherland Computer Corporation, filed as Exhibit 3.3 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

3.2.3Amendment No. 2 to the Amended and Restated Bylaws of Evans & Sutherland Computer Corporation, filed as Exhibit 3.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on November 31, 2015, and incorporated herein by reference.

Material contracts

Management contracts and compensatory plans

10.1Evans & Sutherland Computer Corporation 2004 Stock Incentive Plan, filed as Annex A to Evans & Sutherland’s Form 14A, SEC File No. 001-14667, filed on April 19, 2004 and incorporated herein by reference.

10.2Amended and Restated Evans & Sutherland Computer Corporation’s Supplemental Executive Retirement Plan (SERP), dated May 16, 2002, filed as Exhibit 10.38 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.3Evans & Sutherland Computer Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on May 16, 2014, and incorporated herein by reference.

10.4Form of Incentive Stock Option Award Agreement under the Evans & Sutherland Computer Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on May 16, 2014, and incorporated herein by reference.

10.5Form of Non-Qualified Stock Option Award Agreement under the Evans & Sutherland Computer Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.3 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on May 16, 2014, and incorporated herein by reference.

10.6Form of Indemnification Agreement, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on September 2, 2016, and incorporated herein by reference.

10.7Separation and Release Agreement between Evans & Sutherland Computer Corporation and David H. Bateman, dated September 2, 2016, filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on September 2, 2016, and incorporated herein by reference.

10.7Employment Agreement by and between Evans & Sutherland Computer Corporation and Jonathan Shaw, dated September 2, 2016, filed as Exhibit 10.3 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on September 2, 2016, and incorporated herein by reference.

10.8Employment Agreement by and between Evans & Sutherland Computer Corporation and Kirk Johnson, dated September 2, 2016, filed as Exhibit 10.4 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on September 2, 2016, and incorporated herein by reference.

10.9Employment Agreement, by and between Evans & Sutherland Computer Corporation and Paul Dailey, dated December 15, 2016, filed as Exhibit 10.9 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

10.10First Amendment to Employment Agreement, by and between Evans & Sutherland Computer Corporation and Jonathan Shaw, dated January 9, 2017 filed as Exhibit 10.10 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

10.11First Amendment to Employment Agreement, by and between Evans & Sutherland Computer Corporation and Kirk Johnson, dated January 9, 2017, filed as Exhibit 10.11 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

Other material contracts

10.12Guaranty, dated April 28, 2006, by Evans and Sutherland Computer Corporation, filed as Exhibit 10.7 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.13Pledge Agreement, dated April 28, 2006, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.8 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.14Security Agreement, dated April 28, 2006, by and between Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.9 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.15Open-end Mortgage and Security Agreement, dated April 28, 2006, by and between Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.10 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.16Mortgage Note dated January 14, 2004, of Transnational Industries, Inc. and Spitz, Inc. to First Keystone Bank filed as Exhibit 10.25 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.17Open-End Mortgage and Security Agreement dated January 14, 2004, between Spitz, Inc. and First Keystone Bank filed as Exhibit 10.26 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.18Loan Agreement dated as January 14, 2004, between First Keystone Bank, Transnational Industries, Inc. and Spitz, Inc filed as Exhibit 10.27 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.19First Modification Agreement to Mortgage Loan Agreements, dated March 30 2007, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.28 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.20Guaranty, dated March 30, 2007 by Evans and Sutherland Computer Corporation, filed as Exhibit 10.30 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.21First Amendment to Sublease Agreement dated November 4, 2014, by and between Evans & Sutherland Computer Corporation and Wasatch Research Park I, LLC, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended September 26, 2014 and incorporated herein by reference.

10.22   Line of Credit Agreement between Spitz, Inc. and Bryn Mawr Trust Company dated March 15, 2012 filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended September 26, 2014 and incorporated herein by reference.

10.23Settlement Agreement, dated April 21, 2015, between Pension Benefit Guaranty Corporation, Evans & Sutherland Computer Corporation and Spitz, Inc., filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on April 24, 2015, and incorporated herein by reference.

10.24Agreement for Appointment of Trustee and Termination of Plan, dated April 21, 2015, between Pension Benefit Guaranty Corporation and Evans & Sutherland Computer Corporation, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on April 24, 2015, and incorporated herein by reference.

10.25Security Agreement, dated April 21, 2015, between Pension Benefit Guaranty Corporation, Evans & Sutherland Computer Corporation and Spitz, Inc., filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on April 24, 2015, and incorporated herein by reference.

10.26Open-End Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated April 21, 2015, executed by Spitz, Inc. in favor of Pension Benefit Guaranty Corporation, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on April 24, 2015, and incorporated herein by reference.

Subsidiaries of the registrant

21.1Subsidiaries of Registrant, filed as Exhibit 21.1 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

Consent of experts and counsel

23.1Consent of Independent Registered Public Accounting Firm, filed herein.

Rule 13a-14(a)/15d-14(a) Certifications

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

March 9, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN SHAW	Chief Executive Officer and Director	March 9, 2018
Jonathan Shaw	(Principal Executive Officer)

/s/ Paul L. Dailey	Chief Financial Officer	March 9, 2018
Paul L. Dailey	(Principal Financial Officer and Principal Accounting Officer)

/s/ L. Tim Pierce	Director	March 9, 2018
L. Tim Pierce

/s/ William Schneider, Jr.	Director	March 9, 2018
William Schneider, Jr.

/s/ James P. McCarthy	Director	March 9, 2018
James P. McCarthy

/s/ E. Michael Campbell	Director	March 9, 2018
E. Michael Campbell

/s/ William E. Stringham	Director	March 9, 2018
William E. Stringham