Form 10-Q
period 2018-03-30
EVANS & SUTHERLAND COMPUTER CORP
filed 2018-05-11
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

__________________________________________________

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended March 30, 2018

or

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

Yes __ No X

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on May 11, 2018 was 11,352,516.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended March 30, 2018

PART I – FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share and per share data)

	March 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$4,731	$5,276
Restricted cash	405	312
Accounts receivable, net	4,930	3,794
Current portion of lease receivable	251	247
Costs and estimated earnings in excess of billings on uncompleted contracts	-	2,763
Contract assets	4,269	-
Inventories, net	3,397	3,973
Prepaid expenses and deposits	766	712
Total current assets	18,749	17,077
Long-term lease receivable, net of current portion	772	836
Property and equipment, net	4,471	4,527
Goodwill	635	635
Other assets	1,996	1,955
Total assets	$26,623	$25,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,175	$1,667
Accrued liabilities	1,255	912
Billings in excess of costs and estimated earnings on uncompleted contracts	-	4,574
Customer deposits	-	2,543
Contract liabilities	8,319	-
Current portion of retirement obligations	489	500
Current portion of pension settlement obligation	409	409
Current portion of long-term debt	227	224
Total current liabilities	11,874	10,829
Retirement obligations, net of current portion	4,100	4,150
Pension settlement obligation, net of current portion	4,478	4,478
Long-term debt, net of current portion	1,482	1,540
Deferred rent obligation	703	808
Total liabilities	22,637	21,805
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,616,866 shares issued	2,323	2,323
Additional paid-in-capital	53,857	53,818
Common stock in treasury, at cost, 264,350 shares	(3,532)	(3,532)
Accumulated deficit	(46,486)	(47,208)
Accumulated other comprehensive loss	(2,176)	(2,176)
Total stockholders’ equity	3,986	3,225
Total liabilities and stockholders’ equity	$26,623	$25,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited) (In thousands, except per share data)

	Three Months Ended
	March 30,	March 31,
	2018	2017

Sales	$7,581	$8,043
Cost of sales	(4,902)	(5,369)
Gross profit	2,679	2,674
Operating expenses:
Selling, general and administrative	(1,746)	(1,606)
Research and development	(754)	(701)
Pension	(54)	(58)
Total operating expenses	(2,554)	(2,365)

Operating income	125	309
Other expense, net	(75)	(109)
Income before income tax provision	50	200
Income tax provision	(11)	(15)
Net income	$39	$185

Net income per common share – basic	$0.00	$0.02
Net income per common share – diluted	$0.00	$0.02

Weighted average common shares outstanding – basic	11,353	11,353
Weighted average common shares outstanding – diluted	11,946	12,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended
	March 30,	March 31,
	2018	2017

Cash flows from operating activities:
Net income	$39	$185
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	67	64
Provision for excess and obsolete inventory	99	51
Other	93	82
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,190)	(128)
Decrease in lease receivable	60	76
Increase in inventories	(449)	(62)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts, net	-	(66)
Increase in contract assets	(752)	-
Increase in prepaid expenses and other assets	(95)	(275)
Increase (decrease) in accounts payable	(492)	9
Increase in accrued liabilities	343	139
Decrease in accrued pension and retirement liabilities	(61)	(57)
Decrease in customer deposits	-	(200)
Increase in contract liabilities	2,057	-
Decrease in deferred rent obligation	(105)	(106)
Net cash used in operating activities	(386)	(288)

Cash flows from investing activities:
Purchases of property and equipment	(14)	(55)
Proceeds from sale of property and equipment	3	-
Net cash used in investing activities	(11)	(55)

Cash flows from financing activities:
Principal payments on long-term debt	(55)	(52)
Net cash used in financing activities	(55)	(52)

Net decrease in cash, cash equivalents, and restricted cash	(452)	(395)
Cash, cash equivalents, and restricted cash as of beginning of the period	5,588	7,426
Cash, cash equivalents, and restricted cash as of end of the period	$5,136	$7,031

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$25	$28
Income taxes	25	30

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

All dollar amounts (except share and per share amounts) in thousands.

1.GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation and subsidiaries (collectively, the “Company” or “E&S”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flows, in conformity with U.S. generally accepted accounting principles (“US GAAP”).  This report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2017.

The accompanying unaudited condensed consolidated balance sheets, statements of income, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The results of operations for the three months ended March 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.  The Company operates on a calendar year with the first three fiscal quarters ending on the last Friday of the thirteenth week in the quarter.

Revenue Recognition

As more fully described in Note 2, effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance.  As a result of the adoption of 606, the Company changed its accounting policy for revenue recognition. See Note 2 for the methods used to determine revenue recognition for the periods presented.

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

Net Income Per Common Share

Basic net income per common share is computed based on the weighted-average number of common shares outstanding during the period.  Diluted net income per common share is computed based on the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents. When the Company incurs a loss, potentially dilutive common stock equivalents are excluded as their effect would be anti-dilutive, thereby decreasing the net loss per common share.  Stock options produced common stock equivalents of 593,468 and 699,134 used to compute diluted net income per share for the three months ended March 30, 2018 and March 31, 2017, respectively.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventories, net

Inventories consisted of the following:

	March 30,	December 31,
	2018	2017

Raw materials	$6,036	$5,458
Work in process	49	1,011
Finished goods	330	423
Reserve for obsolete inventory	(3,018)	(2,919)
Inventories, net	$3,397	$3,973

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 changes the accounting for leases. In particular, lessees will recognize lease assets and lease liabilities for operating leases. This update will have a minimal effect on lessor accounting. ASU 2016-02 is not effective until 2019. The Company is currently assessing the impact on its financial reporting of implementing this guidance.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash

(“ASU 2016-18”). ASU 2016-18 changes the cash flow presentation and disclosures of restricted cash. The

Company implemented this update in the presented financial statements.

2.    REVENUE

The Company adopted Topic 606, Revenue from Contracts with Customers, with a date of the initial application of January 1, 2018. The Company applied Topic 606 using the cumulative effect method, and accordingly recognized the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of stockholders’ equity at January 1, 2018. As a result, the Company used different methods for recognizing revenue in each of the periods presented as detailed below.

Products and services

The Company generates its revenue through manufacturing, integrating, distributing, and servicing its various products consisting of: Audio-Visual Systems, Domes, Show Content, and Maintenance and Service contracts. All of the Company’s products are sold worldwide.

Audio-Visual Systems consist of standard and customized hardware components integrated with proprietary software. The Audio-Visual Systems are most often used as the primary equipment for planetarium theaters operated by educational institutions. Occasionally, Audio-Visual Systems are sold for other special purposes at various visitor attractions. Audio-Visual System sales include upgrades of existing systems and sub-systems. Sales of typical Audio-Visual Systems range from $200 to $2,000.

Domes are hemispheric or curved metal structures fabricated from mostly aluminum metal tubing and sheets at the Company’s factory. Some Dome components have a special optical coating applied by a partner vendor. The Dome components are shipped to a customer site and are assembled and installed in or on the customer’s building by a crew of Company employees or subcontractors. Domes are often sold with an Audio-Visual System to serve as projection screens but can also be sold separately. Most often a Dome sold separately is used as a projection screen but occasionally they are used as architectural treatments. Dome projection screens sold separately can be used for existing planetarium theaters or other special visitor attractions such as theme park rides. A typical Dome is a hemispheric structure ranging from 40 to 70 feet in diameter but Domes are also produced in various curved shapes and sizes to accommodate a special purpose. Dome sales typically range from $200 to $1,000 but occasionally exceed this range for sales of multiple complex structures priced at several million dollars.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Show Content is sold under a license agreement. Show Content can also be sold with or without an Audio-Visual System. Most Show Content is sold to planetarium theaters which historically have been used as astronomical simulators; however, digital technologies have expanded capabilities to display a wider variety of content. The Company’s Show Content products include a variety of mostly educational topics including but not limited to astronomy, earth sciences, history, and biology. The Company sells Show Content it produces as well as content produced by other entities under distribution arrangements. Show Content sales typically range from $2 to $80.

Maintenance and Service is sold in the form of spare parts or service agreements that sometimes include an extended warranty feature. Maintenance and Service is sold predominantly for Audio-Visual Systems. Dome products require less maintenance but can benefit from an occasional cleaning. Part sales typically range from $1 to $100. Maintenance and Service contract sales typically range from $3 to $200.

The Company sells and markets its products through its employee sales team. For many foreign sales, the employee team is assisted by commissioned agents based in the locale of the customer. The Company markets its products through a network of industry associations and by messaging to the designers of planetarium theaters and visitor attractions. For Dome sales other than for planetarium projects, the Company relies on relationships developed with many satisfied customers in the architectural, visitor attraction, and theme park community. Customer decisions are based on price, product features and the experience of the supplier.

Most of the Company’s revenue comes from sales of Audio-Visual Systems and Domes for planetarium theaters or other visitor attractions. Sales can be to existing theaters interested in upgrading or to a new theater. Maintenance and Service and Show Content provide a reasonably steady stream of repeat revenue from existing customers but only at levels that can supplement the volume required from Audio-visual Systems and Domes necessary to sustain the business. As such, the Company relies on sales to new projects each year. Customer sales sometimes can take years to consummate from the initial planning stage to the award of the contract. Often there is a competitive bid process with multiple suppliers involved.

Customer contracts generally provide for progress payments which in many cases provides advance funding for the cost of performance. In some cases, customers hold a small portion of the contract payment for performance security through the warranty. The Company may also be required to provide performance security in the form of a surety bond or international standby letter of credit. Most customers are large public institutions, government or quasi-government entities, and large theme park entities, which carry little credit risk.

Multiple Deliverable Arrangements

Some contracts include multiple deliverables.  Significant deliverables in such arrangements commonly include Audio-Visual Systems, Domes, Show Content and various Maintenance and Service deliverables.  Revenue earned on deliverables such as products, services and maintenance contracts are allocated to each deliverable based on the relative fair values of the deliverables.  Relative fair values of deliverables are generally determined based on actual and estimated selling price. Delivery times of such contracts vary but typically occur within a three to twelve-month time period.

Revenue Recognition Methods for 2017

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

Revenue Recognition Methods for 2018

In 2018, upon adoption of Topic 606, the Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The following describes the methods used to recognize revenue under the application of Topic 606.

Audio-Visual Systems. The Company’s Audio-Visual Systems are sold for a fixed price under non-cancelable contracts. Because systems are often designed with unique features and constantly changing technology components, there is no practical alternative use for a system after it is sold. Under Topic 606, if an entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for the performance completed to date, then its performance obligation is satisfied and control of the product transfers over time. If control transfers over time, an entity selects a method to measure progress that is consistent with the objective of depicting its performance and recognizes revenue accordingly. The Company has determined the percentage-of-completion method utilizing cost-to-cost methodology best depicts the measure of progress because it tracks the utilization of total resources to fulfill the obligation. This same method has been used prior to the adoption of Topic 606 for recognizing revenue on certain Audio-Visual System sales and most Dome sales. With the adoption of Topic 606, essentially all Audio-Visual Systems and subsystem sales will use the percentage-of-completion method for revenue recognition.

Domes. The Company’s Domes are sold for a fixed price under non-cancelable contracts. Because Domes have custom design and interface features, there is no practical alternative use for a Dome after it is sold. As discussed above under Audio-Visual Systems, when there is no alternative use for the product and there is an enforceable right to payment, Topic 606 requires revenue to be recognized over the time of performance. Accordingly, the Company continues to use the percentage-of-completion method utilizing cost-to-cost methodology for the recognition of revenue for the sale Domes, as it has prior to the adoption of Topic 606.

Show Content.  Show Content is sold under various license agreements, most often for a fixed price, but occasionally for a variable share of the customer’s theater revenue. Sales of Show Content require no future obligations by the Company after delivery.  The Company recognizes the revenue for fixed price Show Content licenses upon the execution of the license agreement and delivery of media since that is the time control and benefit of the Show Content is transferred. Under Topic 606, an entity does not recognize revenue for the variable amounts related to a royalty until a customer’s subsequent sales or usage occurs. Accordingly, revenue from the variable share of the customer’s theater revenue is recognized when realized. The method used by the Company for recognizing Show Content revenue has not changed with the adoption of Topic 606.

Maintenance and Service. Maintenance and Service revenue consists of parts sales and service contracts. Parts sales are recognized upon shipment which is when the control and benefit transfers to the customer. Service contracts are sold for a fixed price and provide the customer with various levels of preventive service, support and limited warranty protection. Under Topic 606, the revenue for service contracts is recognized ratably over the term of the contract or upon delivery of a service specified in the contract. The method used by the Company for recognizing Maintenance and Service revenue has not changed with the adoption of Topic 606.

Contract Acquisition Costs

Contract acquisition costs consist of expenditures of Company employee and other resources and, in some cases, the payment of sales commissions to non-employee agents. Expenditures of Company employee and other resources are costs that would be incurred regardless of whether the contract is obtained, are not recoverable, and therefore are expensed as they are incurred under Topic 606. Sales commissions paid to agents are incurred only if the contract is obtained and therefore are incremental costs of acquiring the contract. Rather than capitalize the cost of sales commissions, the Company has elected to expense sales commissions as incurred under the practical expedient permitted by Topic 606, whereby expensing is permitted when the amortization period of the asset that the entity otherwise would have recognized is one year or less.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Disaggregation of Revenue

In the following table, revenue reported for the first quarter of 2018 under Topic 606 is disaggregated by primary geographical market, major product line, timing of revenue recognition and product application.

Product Application	Planetarium Theaters	Other Visitor Attractions	Architectural Treatments	Total

Primary geographic area:

North America	$3,133	$120	$360	$3,613
Europe	333	11	-	344
Asia	2,456	847	-	3,303
Other	321	-	-	321
	$6,243	$978	$360	$7,581

Products:

Audio-Visual Systems	$3,986	$11	$-	$3,997
Domes	1,375	967	360	2,702
Show Content	326	-	-	326
Maintenance and Service	556	-	-	556
	$6,243	$978	$360	$7,581

Timing of revenue recognition:

Goods transferred at point in time	$481	$-	$-	$481
Goods and services transferred over time	5,762	978	360	7,100
	$6,243	$978	$360	$7,581

Contract Balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of March 30, 2018:

	March 30, 2018	January 1, 2018

Receivables reported as accounts receivable, net	$4,930	$3,794
Contract assets	4,269	3,517
Contract liabilities	8,319	6,262

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Contract Assets	Contract Liabilities

Revenue recognized that was included in the contract liability balance at the beginning of the period		$2,626

Increases due to amounts billed to customers, excluding amounts recognized as revenue during the period		$(4,683)

Transferred to receivables from contract assets recognized at the beginning of the period	$(1,060)

Increases as a result of revenue recognized, excluding amounts transferred to receivables during the period	$1,812

Contract assets arise when revenue recognized on a contract exceeds the cumulative progress billings. Contracts generally provide for an enforceable right to payment for performance completed to date but do not necessarily have a present right to consideration payment for performance completed until the event that triggers the progress billing. The contract assets are transferred to the receivables when the rights to payment occur and amounts are billed. Contract liabilities arise when progress billings on a contract exceed the revenue recognized. Contract liabilities are relieved as the performance obligation is completed and revenue is recognized. Progress billings vary among contracts and can be triggered by chronological milestones, performance events or other various measurements of performance.

Backlog of Remaining Customer Performance Obligations

The following table includes estimated revenue expected to be recognized and recorded as sales in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Remainder of 2018	2019	2020	2021

Sales	$23,434	$2,436	$191	$216

3.    CHANGES IN ACCOUNTING POLICIES

Except for the changes disclosed in Note 1 under revenue recognition, the Company has consistently applied the accounting policies to both periods presented in these condensed consolidated financial statements. The Company adopted Topic 606, Revenue from Contracts with Customers, with a date of initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below. The Company applied Topic 606 using the cumulative effect method and accordingly recognized the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under prior accounting rules.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated financial statements for the three months ended March 30, 2018:

Condensed consolidated balance sheet
Impact of changes in accounting policies
			Balances
			without
			adoption of
March 30, 2018	As reported	Adjustments	Topic 606
Cash and cash equivalents	$4,731	$-	$4,731
Restricted cash	405	-	405
Costs and estimated earnings in excess of billings on uncompleted contracts	-	3,531	3,531
Contract assets	4,269	(4,269)	-
Inventories, net	3,397	1,129	4,526
Others	13,821	-	13,821
Total assets	26,623	391	27,014
Billings in excess of costs and estimated earnings on uncompleted contracts	-	8,143	8,143
Customer deposits	-	1,478	1,478
Contract liabilities	8,319	(8,319)	-
Others	14,318	-	14,318
Total liabilities	22,637	1,302	23,939
Accumulated deficit	(46,486)	(911)	(47,397)
Others	50,472	-	50,472
Total stockholders’ equity	3,986	(911)	3,075
Total liabilities and stockholders’ equity	$26,623	$391	$27,014

Condensed consolidated statement of income
Impact of changes in accounting policies
			Balances
			without
			adoption of
For the three months ended March 30, 2018	As reported	Adjustments	Topic 606
Sales	$7,581	$(434)	$7,147
Cost of sales	(4,902)	206	(4,696)
Selling, general and administrative	(1,746)	-	(1,746)
Income tax expense	(11)	-	(11)
Others	(883)	-	(883)
Net income (loss)	$39	$(228)	$(189)

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed consolidated statement of cash flows
Impact of changes in accounting policies
			Balances
			without
			adoption of
For the three months ended March 30, 2018	As reported	Adjustments	Topic 606
Net income (loss)	$39	$(228)	$(189)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Other	259	-	259
Changes in:
Inventories	(446)	(206)	(652)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	-	2,801	2,801
Contract assets	(752)	752	-
Customer deposits	-	(1,062)	(1,062)
Contract liabilities	2,057	(2,057)	-
Other	(1,540)	-	(1,540)
Net cash used in operating activities	(383)	-	(383)
Net cash used in investing activities	(11)	-	(11)
Net cash used in financing activities	$(55)	$-	$(55)

4.STOCK OPTION PLAN

As of March 30, 2018, options to purchase 991,581 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.

A summary of activity in the stock option plan for the three months ended March 30, 2018 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of beginning of the period	1,609	$0.66
Granted	150	1.12
Exercised	-	-
Forfeited or expired	(152)	1.22
Outstanding as of end of the period	1,607	0.65

Exercisable as of end of the period	1,137	$0.48

As of March 30, 2018, options exercisable and options outstanding had a weighted average remaining contractual term of 5.42 and 6.44 years, respectively, and had an aggregate intrinsic value of $884 and $980, respectively.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company’s stock option plan.

The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first three months of 2018, were based on estimates as of the date of grant as follows:

Risk-free interest rate	2.04%
Dividend yield	0.00%
Volatility	125%
Expected life	3.5 years

Expected option life and volatility are based on historical data of the Company.   The risk-free interest rate is calculated based on the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no foreseeable plans to do so.

As of March 30, 2018, there was approximately $199 of total unrecognized share-based compensation cost related to grants under the stock option plan that will be recognized over a weighted-average period of 2.5 years.

Share-based compensation expense included in selling, general and administrative expense in the statements of income for each of the three-month periods ended March 30, 2018 and March 31, 2017 was $39 and $39, respectively.

5.EMPLOYEE RETIREMENT BENEFIT PLANS

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

Components of Net Periodic Benefit Expense

	Supplemental Executive
	Retirement Plan
	March 30,	March 31,
For the three months ended:	2018	2017

Interest cost	$34	$39
Amortization of actuarial loss	20	19
Net periodic benefit expense	$54	$58

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

All dollar amounts are in thousands.

EXECUTIVE SUMMARY

As described in the notes to the condensed consolidated financial statements, the Company adopted Topic 606, Revenue from Contracts with Customers, with a date of the initial application of January 1, 2018. The Company applied Topic 606 using the cumulative effect method and accordingly recognized the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of stockholders’ equity at January 1, 2018. As a result, the Company used different methods for recognizing revenue in each of the years presented as detailed below.

The adoption of Topic 606 changed the method of recognizing revenue for certain customer contracts. More specifically, for some contracts, revenue previously was not recognized until the product was accepted by the customer. Under Topic 606, revenue for these contracts will be recognized over time using the percentage completion method, which is the method used for most of our customer contracts. The immediate effect of the change was to accelerate earnings on the revenue backlog for the effected contracts. Most of this acceleration was recorded in a cumulative transition adjustment, whereby $682 of gross profit on $1,606 of sales was recorded directly to stockholders’ equity.  Although the benefit of the earnings from the transition adjustment is reflected in the financial position of the Company on the balance sheet, it will not be reported in the statement of income. Going forward, we believe Topic 606 will create a smoother revenue stream by spreading more revenue over the period of performance as opposed to previously when some contract revenue was recorded in a lump sum in the period of acceptance by the customer.

The results for the first quarter of 2018 produced marginal net income of $39 on sales of $7,581 compared to net income of $185 on sales of $8,043 for the comparable period of 2017. Sales for 2018 were lower due to less work on larger planetarium systems to match the expenditure of resources with customer schedules. Recent sales bookings were healthy in the first quarter of 2018 and, with the sales prospects, present an opportunity for improved results for the remainder of 2018.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are considered by management to be critical to an understanding of our condensed consolidated financial statements.  Their application requires significant management judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  A summary of critical accounting policies can be found in our Form 10-K for the year ended December 31, 2017.  In addition, the Company considers the new revenue standard, adopted January 1, 2018 and described in Note 2, to be a critical accounting policy. For all of these policies, management cautions that future results rarely develop exactly as forecasted, and the best estimates routinely require modification.

RESULTS OF OPERATIONS

Sales and Backlog

The following table summarizes our sales:

	Three Months Ended
	March 30, 2018	March 31, 2017

Sales	$7,581	$8,043

See Note 2 and Note 3 to the condensed consolidated financial statements for explanations of changes in the accounting method for revenue recognition. Sales for the first quarter of 2018 would have been $7,147 using the same accounting method used in 2017. The lower 2018 sales were attributable to a decrease in work performed on larger planetarium systems; otherwise the contribution to sales from other customer projects was comparable in the periods presented.

Revenue backlog decreased to $26,277 as of March 30, 2018, compared to $27,360 as of December 31, 2017. The decrease in the revenue backlog is mainly attributed to the change in accounting method for revenue recognition. As discussed in Note 2 and Note 3 to the condensed consolidated financial statements, the cumulative effect of the change was recorded as an adjustment to the opening balance of stockholders’ equity at January 1, 2018. This adjustment recorded the gross profit on $1,606 of sales from the revenue backlog. Also, the changes in the accounting method for revenue recognition resulted in $434 of additional sales in the first quarter of 2018. Hence, the change in the accounting method for revenue recognition reduced the backlog by a total $2,040. Had it not been for the change, the sales backlog would have increased to $28,317. The revenue backlog benefited by strong sales bookings for large planetarium systems in the first quarter of 2018.

Gross Profit

The following table summarizes our gross profit and the gross profit as a percentage of total sales:

	Three Months Ended
	March 30, 2018	March 31, 2017

Gross profit	$2,679	$2,674
Gross profit percentage	35%	33%

The variability in the gross profit percentage was due to the mix of products delivered and the types of customer contracts that contributed to the revenue recognized for the periods presented.

Operating Expenses

The following table summarizes our operating expenses:

	Three Months Ended
	March 30, 2018	March 31, 2017

Selling, general and
administrative	$1,746	$1,606
Research and development	754	701
Pension	54	58
Total operating expenses	$2,554	$2,365

Selling, general and administrative expenses were higher in 2018 compared to 2017. This was primarily due to increased cost of labor resources and the timing of other expenditures.

Research and development expenses were higher in 2018 compared to 2017. This was due primarily to an increase in the use of engineering resources for product improvement projects as opposed to customer delivery activities.

Pension expense declined slightly in 2018 compared to 2017 due to a decrease in the interest cost on the SERP.

Other Expense, net

The following table summarizes our other expense:

	Three Months Ended
	March 30, 2018	March 31, 2017

Total other expense, net	$75	$109

Other expense decreased in 2018 compared to 2017 mainly due to declining interest expense on the Pension Settlement Obligation and mortgage notes along with offsetting increase of interest income from a capital lease receivable.

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

Cash Flows

In the first three months of 2018, $386 of cash used in operating activities was attributable to $298 of cash provided by the net income for the period, after the effect of non-cash items of $259 which was offset by cash used by changes to working capital of $684. The significant uses of cash from changes to working capital were increases in accounts receivable and inventory and a decrease in accounts payable. This was mostly offset by an increase in contract liabilities resulting from advance billings to customers.  These changes are attributable to the timing of billings, customer payments and new customer orders.

In the first three months of 2017, $288 of cash used in operating activities was attributable to $382 of cash provided by the net income for the period, after the effect of $197 of non-cash items plus an unfavorable change to working capital of $670. The change to working capital was driven by increases in inventory and receivables attributable to the timing of billings and new customer orders, an increase in prepaid expenses, and an increase in accrued liabilities attributable to payroll schedules.

Cash used in investing activities was $11 for the three months ended March 30, 2018 compared to $55 for the same period of 2017.  Investing activities for both periods presented consisted almost entirely of property and equipment purchases.

For the three months ended March 30, 2018, financing activities used $55 of cash compared to $52 in 2017 for principal payments on mortgage notes.

Line of Credit

The Company is a party to a line-of-credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund the working capital requirements of Spitz. Under the line of credit agreement, interest is charged on amounts borrowed at the lender’s prime rate less 0.25%.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The line-of-credit agreement and mortgage notes (with the same commercial bank) contain cross default provisions whereby a default on either agreement will result in a default on both agreements. There were no borrowings outstanding under the line-of-credit agreement as of March 30, 2018.

Letters of Credit

Under the terms of financing arrangements for letters of credit, the Company is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure obligations with the financial institutions who issue the letters of credit.  As of March 30, 2018 there were outstanding letters of credit and bank guarantees of $405, which are scheduled to expire during the year ending December 31, 2018.

Mortgage Notes

As of March 30, 2018, Spitz had obligations totaling $1,709 under its two mortgage notes payable.

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

Changes in Internal Control over Financial Reporting

On January 1, 2018 the Company’s subsidiary began processing inventory transactions on the integrated accounting software system it uses for all other transactions. Prior to 2018 the subsidiary’s inventory and product bills of material were accounted for using a legacy system. This change was made to improve the efficiency of the accounting function through improved integration of all transactions. Also, transitioning off the legacy system provides better security and assurance of system support. The Company has made changes to its internal control over financial reporting in connection with this transition from the legacy system.

Other than the improvements noted above, there has been no change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the three months ended March 30, 2018, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

101The following materials from this Quarterly Report on Form 10-Q for the period ended March 30, 2018, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date:	May 11, 2018	By: /s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial and Accounting Officer)