Form 10-Q
period 2018-06-29
EVANS & SUTHERLAND COMPUTER CORP
filed 2018-08-07
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

__________________________________________________

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended June 29, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No__

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes  X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes __ No X

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on July 31, 2018 was 11,352,516.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended June 29, 2018

PART I – FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share and per share data)

	June 29,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$5,154	$5,276
Restricted cash	405	312
Accounts receivable, net	5,504	3,794
Current portion of lease receivable	255	247
Contract revenue in excess of billings	4,657	2,763
Inventories, net	4,258	3,973
Prepaid expenses and deposits	688	712
Total current assets	20,921	17,077
Long-term lease receivable, net of current portion	707	836
Property and equipment, net	4,447	4,527
Goodwill	635	635
Other assets	2,039	1,955
Total assets	$28,749	$25,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,900	$1,667
Accrued liabilities	1,318	912
Billings in excess of contract revenue	9,229	7,117
Current portion of retirement obligations	469	500
Current portion of pension settlement obligation	409	409
Current portion of long-term debt	231	224
Total current liabilities	13,556	10,829
Retirement obligations, net of current portion	4,059	4,150
Pension settlement obligation, net of current portion	4,478	4,478
Long-term debt, net of current portion	1,423	1,540
Deferred rent obligation	591	808
Total liabilities	24,107	21,805
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,616,866 shares issued	2,323	2,323
Additional paid-in-capital	53,894	53,818
Common stock in treasury, at cost, 264,350 shares	(3,532)	(3,532)
Accumulated deficit	(45,867)	(47,208)
Accumulated other comprehensive loss	(2,176)	(2,176)
Total stockholders’ equity	4,642	3,225
Total liabilities and stockholders’ equity	$28,749	$25,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017

Sales	$8,872	$6,744	$16,453	$14,787
Cost of sales	(5,654)	(4,479)	(10,556)	(9,848)
Gross profit	3,218	2,265	5,897	4,939
Operating expenses:
Selling, general and administrative	(1,685)	(1,517)	(3,431)	(3,123)
Research and development	(740)	(766)	(1,494)	(1,467)
Pension	(54)	(57)	(108)	(115)
Total operating expenses	(2,479)	(2,340)	(5,033)	(4,705)

Operating income (loss)	739	(75)	864	234
Other expense, net	(100)	(93)	(175)	(202)
Income (loss) before income tax provision	639	(168)	689	32
Income tax provision	(20)	(3)	(31)	(18)
Net income (loss)	$619	$(171)	$658	$14

Net income (loss) per common share – basic	$0.05	$(0.02)	$0.06	$0.00
Net income (loss) per common share – diluted	$0.05	$(0.02)	$0.05	$0.00

Weighted average common shares outstanding – basic	11,353	11,353	11,353	11,353
Weighted average common shares outstanding – diluted	12,050	11,353	11,997	12,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Six Months Ended
	June 29,	June 30,
	2018	2017

Cash flows from operating activities:
Net income	$658	$14
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	135	129
Provision for excess and obsolete inventory	159	48
Other	125	1
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,758)	(664)
Decrease in lease receivable	121	134
Decrease (increase) in inventories	(1,367)	323
Increase in contract revenue in excess of billings	(1,140)	(644)
Increase in prepaid expenses and other assets	(60)	(775)
Increase (decrease) in accounts payable	233	(300)
Increase (decrease) in accrued liabilities	406	(46)
Decrease in accrued pension and retirement liabilities	(122)	(115)
Increase in billings in excess of contract revenue	2,964	809
Decrease in deferred rent obligation	(217)	(211)
Net cash provided by (used in) operating activities	137	(1,297)

Cash flows from investing activities:
Purchases of property and equipment	(59)	(86)
Proceeds from sale of property and equipment	3	-
Net cash used in investing activities	(56)	(86)

Cash flows from financing activities:
Principal payments on long-term debt	(110)	(105)
Net cash used in financing activities	(110)	(105)

Net decrease in cash, cash equivalents, and restricted cash	(29)	(1,488)
Cash, cash equivalents, and restricted cash as of beginning of the period	5,588	7,426
Cash, cash equivalents, and restricted cash as of end of the period	$5,559	$5,938

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$50	$56
Income taxes	48	120

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

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The results of operations for the six months ended June 29, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.  The Company operates on a calendar year with the first three fiscal quarters ending on the last Friday of the thirteenth week in the quarter.

Revenue Recognition

As more fully described in Note 2, effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance.  As a result of the adoption of ASU Topic 606, the Company changed its accounting policy for revenue recognition. See Note 2 for the methods used to determine revenue recognition for the periods presented.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed based on the weighted-average number of common shares outstanding during the period.  Diluted net income per common share is computed based on the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents. When the Company incurs a loss, potentially dilutive common stock equivalents are excluded as their effect would be anti-dilutive, thereby decreasing the net loss per common share.  Stock options produced common stock equivalents of 644,374 and 723,283 used to compute diluted net income per share for the six months ended June 29, 2018 and June 30, 2017, respectively.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventories, net

Inventories consisted of the following:

	June 29,	January 1,
	2018	2018

Raw materials	$6,624	$5,458
Work in process	114	1,011
Finished goods	598	423
Reserve for obsolete inventory	(3,078)	(2,919)
Inventories, net	$4,258	$3,973

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

Revenue Recognition Methods for 2017

Percentage of Completion. In arrangements that are longer in term and require significant production, modification or customization, revenue is recognized using the percentage-of-completion method.  In applying this method, the Company utilizes cost-to-cost methodology whereby it estimates the percent complete by calculating the ratio of costs incurred (consisting of material, labor and subcontracting costs, as well as an allocation of indirect costs) for each contract to its total anticipated costs for that contract.   This ratio is then utilized to determine the amount of gross profit earned based on the Company’s estimate of total gross profit at completion for each contract.  The Company routinely reviews estimates related to percentage-of-completion contracts and adjusts for changes in the period the revisions are made.  Billings on uncompleted percentage-of-completion contracts may be greater than or less than revenue recognized and are recorded as an asset or liability in the accompanying condensed consolidated balance sheets.

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

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Disaggregation of Revenue

In the following table, revenue reported for the three and six months ended June 29, 2018 under Topic 606 is disaggregated by primary geographical market, major product line, timing of revenue recognition and product application.

Revenue for the three months ended June 29, 2018
Product Application	Planetarium Theaters	Other Visitor Attractions	Architectural Treatments	Total

Primary geographic area:

North America	$5,771	$353	$269	$6,393
Europe	1,098	401	-	1,499
Asia	223	746	-	969
Other	11	-	-	11
	$7,103	$1,500	$269	$8,872

Products:

Audio-Visual Systems	$4,009	$401	$-	$4,410
Domes	1,508	1,099	269	2,876
Show Content	844	-	-	844
Maintenance and Service	742	-	-	742
	$7,103	$1,500	$269	$8,872

Timing of revenue recognition:

Goods transferred at point in time	$1,078	$-	$-	$1,078
Goods and services transferred over time	6,025	1,500	269	7,794
	$7,103	$1,500	$269	$8,872

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revenue for the six months ended June 29, 2018
Product Application	Planetarium Theaters	Other Visitor Attractions	Architectural Treatments	Total

Primary geographic area:

North America	$8,904	$473	$629	$10,006
Europe	1,431	412	-	1,843
Asia	2,679	1,593	-	4,272
Other	332	-	-	332
	$13,346	$2,478	$629	$16,453

Products:

Audio-Visual Systems	$7,995	$412	$-	$8,407
Domes	2,883	2,066	629	5,578
Show Content	1,170	-	-	1,170
Maintenance and Service	1,298	-	-	1,298
	$13,346	$2,478	$629	$16,453

Timing of revenue recognition:

Goods transferred at point in time	$1,559	$-	$-	$1,559
Goods and services transferred over time	11,787	2,478	629	14,894
	$13,346	$2,478	$629	$16,453

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contract Balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of June 29, 2018:

	June 29, 2018	January 1, 2018

Receivables reported as accounts receivable, net	$5,504	$3,794
Contract revenue in excess of billings	4,657	3,517
Billings in excess of contract revenue	9,229	6,265

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Contract Assets	Contract Liabilities

Revenue recognized that was included in the contract liability balance at the beginning of the period		$3,934

Increases due to amounts billed to customers, excluding amounts recognized as revenue during the period		$ (6,898)

Transferred to receivables from contract assets recognized at the beginning of the period	$ (2,797)

Increases as a result of revenue recognized, excluding amounts transferred to receivables during the period	$3,937

Contract revenue in excess of billings are contract assets that arise when revenue recognized on a contract exceeds the cumulative progress billings. Contracts generally provide for an enforceable right to payment for performance completed to date but do not necessarily have a present right to consideration payment for performance completed until the event that triggers the progress billing. The contract assets are transferred to the receivables when the rights to payment occur and amounts are billed. Billings in excess of contract revenue are contract liabilities that arise when progress billings on a contract exceed the revenue recognized. Contract liabilities are relieved as the performance obligation is completed and revenue is recognized. Progress billings vary among contracts and can be triggered by chronological milestones, performance events or other various measurements of performance.

Backlog of Remaining Customer Performance Obligations

The following table includes estimated revenue expected to be recognized and recorded as sales in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Remainder of 2018	2019	2020	2021

Sales	$17,042	$9,251	$250	$235

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

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated financial statements for the three and six months ended June 29, 2018:

Condensed consolidated balance sheet
Impact of changes in accounting policies
			Balances
			Without
			adoption of
June 29, 2018	As reported	Adjustments	Topic 606
Cash and cash equivalents	$ 5,154	$ -	$ 5,154
Restricted cash	405	-	405
Contract revenue in excess of billings	4,657	(978)	3,679
Inventories, net	4,258	1,754	6,012
Others	14,275	-	14,275
Total assets	28,749	776	29,525
Billings in excess of contract revenue	9,229	1,938	11,167
Others	14,878	-	14,878
Total liabilities	24,107	1,938	26,045
Accumulated deficit	(45,867)	(1,162)	(47,029)
Others	50,509	-	50,509
Total stockholders’ equity	4,642	(1,162)	3,480
Total liabilities and stockholders’ equity	$ 28,749	$ 776	$ 29,525

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed consolidated statement of operations
Impact of changes in accounting policies
			Balances
			Without
			adoption of
For the three months ended June 29, 2018	As reported	Adjustments	Topic 606
Sales	$8,872	$(876)	$7,996
Cost of sales	(5,654)	630	(5,024)
Selling, general and administrative	(1,685)	-	(1,685)
Income tax expense	(20)	-	(20)
Others	(894)	-	(894)
Net income	$619	$(246)	$373

Impact of changes in accounting policies
			Balances
			Without
			adoption of
For the six months ended June 29, 2018	As reported	Adjustments	Topic 606
Sales	$16,453	$(1,310)	$15,143
Cost of sales	(10,556)	831	(9,725)
Selling, general and administrative	(3,431)	-	(3,431)
Income tax expense	(31)	-	(31)
Others	(1,777)	-	(1,777)
Net income	$658	$(479)	$179

Condensed consolidated statement of cash flows
Impact of changes in accounting policies
			Balances
			without
			adoption of
For the six months ended June 29, 2018	As reported	Adjustments	Topic 606
Net income	$658	$(479)	$179
Adjustments to reconcile net income to net cash provided by operating activities:
Other	125	-	125
Changes in:
Inventories	(1,367)	(831)	(2,198)
Contract revenue in excess of billings	(1,140)	978	(162)
Billings in excess of contract revenue	2,964	332	3,296
Other	(1,103)	-	(1,103)
Net cash provided by operating activities	137	-	137
Net cash used in investing activities	(56)	-	(56)
Net cash used in financing activities	$(110)	$-	$(110)

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.STOCK OPTION PLAN

As of June 29, 2018, options to purchase 1,001,781 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.  A summary of activity in the stock option plan for the six months ended June 29, 2018 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of beginning of the period	1,609	$0.66
Granted	150	1.12
Exercised	-	-
Forfeited or expired	(162)	1.21
Outstanding as of end of the period	1,597	0.65

Exercisable as of end of the period	1,128	$0.48

As of June 29, 2018, options exercisable and options outstanding had a weighted average remaining contractual term of 5.21 and 6.23 years, respectively, and had an aggregate intrinsic value of $641 and $676, respectively.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company’s stock option plan.

The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first six months of 2018, were based on estimates as of the date of grant as follows:

Risk-free interest rate	2.04%
Dividend yield	0.00%
Volatility	125%
Expected life	3.5 years

Expected option life and volatility are based on historical data of the Company.   The risk-free interest rate is calculated based on the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no foreseeable plans to do so.

As of June 29, 2018, there was approximately $162 of total unrecognized share-based compensation cost related to grants under the stock option plan that will be recognized over a weighted-average period of 2.3 years.

Share-based compensation expense included in selling, general and administrative expense in the statements of operations for the six-month periods ended June 29, 2018 and June 30, 2017 was $76 and $86, respectively. Share-based compensation expense included in selling, general and administrative expense in the statements of operations for the three-month periods ended June 29, 2018 and June 30, 2017 was $37 and $46, respectively.

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

The Company’s only remaining pension obligation is the Supplemental Executive Retirement Plan (“SERP”).

Employer Contributions

The Company is not currently required to fund the SERP.  All benefit payments are made by the Company directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes. The Company expects to contribute and pay SERP benefits of approximately $469 in the next 12 months.

Components of Net Periodic Benefit Expense

	Supplemental Executive
	Retirement Plan
	June 29,	June 30,
For the six months ended:	2018	2017

Interest cost	$68	$78
Amortization of actuarial loss	40	37
Net periodic benefit expense	$108	$115

	Supplemental Executive
	Retirement Plan
	June 29,	June 30,
For the three months ended:	2018	2017

Interest cost	$34	$39
Amortization of actuarial loss	20	18
Net periodic benefit expense	$54	$57

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

The adoption of Topic 606 changed the method of recognizing revenue for certain customer contracts. More specifically, for some contracts, revenue previously was not recognized until the product was accepted by the customer. Under Topic 606, revenue for these contracts will be recognized over time using the percentage completion method, which is the method used for most of our customer contracts. The immediate effect of the change was to accelerate earnings on the revenue backlog for the effected contracts. Much of this acceleration was recorded in a cumulative transition adjustment, whereby $682 of gross profit on $1,606 of sales was recorded directly to stockholders’ equity.  Although the benefit of the earnings from the transition adjustment is reflected in the financial position of the Company on the balance sheet, it will not be reported in the statement of operations. Going forward, we believe Topic 606 will create a smoother revenue stream by spreading more revenue over the period of performance as opposed to previously when some contract revenue was recorded in a lump sum in the period of acceptance by the customer.

The results for the three and six months ended June 29, 2018 produced net income of $619 and $658, respectively. The 2018 results compared favorably to the three and six months ended June 30, 2017 which reported a loss of $171 for the three months ended June 30, 2017 and marginal income of $14 for the six months ended June 30, 2017. The improved results were attributable to increased sales recorded in 2018. Some of the increase in sales recorded was attributable to the change in the method of recognizing revenue as explained above. As more fully described in the footnotes to the financial statements, under the accounting methods used in 2017, the three months and six months ended June 29, 2018 would have produced net income of $373 and $179 respectively. Sales for 2018 were higher, due to more work completed on customer projects in the second quarter of 2018. The sales recorded is driven by the expenditure of resources required to meet customer schedules for the projects in the sales backlog. Sales bookings were healthy in the first six months of 2018 and, with the sales prospects, present an opportunity for profitable results for the remainder of 2018.

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

RESULTS OF OPERATIONS

Sales and Backlog

The following table summarizes our sales:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Sales	$8,872	$6,744	$16,453	$14,787

See Note 2 and Note 3 to the condensed consolidated financial statements for explanations of changes in the accounting method for revenue recognition. Sales for the three and six months ended June 29, 2018 would have been $7,996 and $15,143 using the same accounting method used in 2017. The higher 2018 sales were attributable to an increase in work performed on larger planetarium systems and domes; otherwise the contribution to sales from other customer projects was comparable in the periods presented.

Revenue backlog decreased to $26,778 as of June 29, 2018, compared to $27,360 as of December 31, 2017. The decrease in the revenue backlog is mainly attributed to the change in accounting method for revenue recognition. As discussed in Note 2 and Note 3 to the condensed consolidated financial statements, the cumulative effect of the change was recorded as an adjustment to the opening balance of stockholders’ equity at January 1, 2018. This adjustment recorded the gross profit on $1,606 of sales from the revenue backlog. Also, the changes in the accounting method for revenue recognition resulted in $1,310 of additional sales in the six months of 2018. Hence, the change in the accounting method for revenue recognition reduced the backlog by a total $2,916. Had it not been for the change, the sales backlog would have increased to $29,694. The revenue backlog benefited by strong sales bookings for planetarium systems in the first six months of 2018.

Gross Profit

The following table summarizes our gross profit and the gross profit as a percentage of total sales:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Gross profit	$3,218	$2,265	$5,897	$4,939
Gross profit percentage	36%	34%	36%	33%

The mix of products delivered and the types of customer contracts that contributed to the revenue in the periods presented causes variability in the gross profit percentage. Also, the higher 2018 sales resulted in efficiencies that lowered overhead cost of as a percentage of sales.

Operating Expenses

The following table summarizes our operating expenses:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Selling, general and administrative	$1,685	$1,517	$3,431	$3,123
Research and development	740	766	1,494	1,467
Pension	54	57	108	115
Total operating expenses	$2,479	$2,340	$5,033	$4,705

Selling, general and administrative expenses were higher in 2018 compared to 2017. This was due to the timing of expenditures and costs related to a bi-annual industry conference in 2018. Also, in 2017, there was a reduction in the allowance for doubtful accounts receivable resulting in a credit which reduced 2017 expenses.

Research and development expenses were comparable in the periods presented. Research and development expenses generally vary with use of engineering resources for product improvement projects as opposed to customer delivery activities.

Pension expense declined slightly in 2018 compared to 2017 due to a decrease in the interest cost on the SERP.

Other Expense, net

The following table summarizes our other expense:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Total other expense, net	$100	$93	$175	$202

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

Cash Flows

In the first six months of 2018, $137 of cash provided by operating activities was attributable to $1,077 of cash provided by the net income for the period, after the effect of non-cash items of $419 which was offset by cash used by changes to working capital of $940. The significant uses of cash from changes to working capital were increases in accounts receivable, inventory, and contract revenue in excess of billings.  This was partially offset by an increase in billings in excess of contract revenue resulting from advance billings to customers.  These changes are attributable to the timing of billings, customer payments and new customer orders.

In the first six months of 2017, $1,297 of cash used in operating activities was attributable to $192 of cash provided by the net income for the period, after the effect of $178 of non-cash items and an unfavorable change to working capital of $1,489. The change to working capital was driven by increases in receivables, prepaid expenses and other assets, and contract revenue in excess of billings, which was offset by an increase in billings in excess of contract

revenue. These increases are attributable to the timing of billings and new customer orders.   The change in working capital was also affected by an increase in prepaid expenses and other assets.

Cash used in investing activities was $56 for the six months ended June 29, 2018 compared to $86 for the same period of 2017.  Investing activities for both periods presented consisted almost entirely of property and equipment purchases.

For the six months ended June 29, 2018, financing activities used $110 of cash compared to $105 in 2017 for principal payments on mortgage notes.

Line of Credit

The Company is a party to a line-of-credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund the working capital requirements of Spitz. Under the line of credit agreement, interest is charged on amounts borrowed at the lender’s prime rate less 0.25%.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The line-of-credit agreement and mortgage notes (with the same commercial bank) contain cross default provisions whereby a default on either agreement will result in a default on both agreements. There were no borrowings outstanding under the line-of-credit agreement as of June 29, 2018.

Letters of Credit

Under the terms of financing arrangements for letters of credit, the Company is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure obligations with the financial institutions who issue the letters of credit.  As of June 29, 2018 there were outstanding letters of credit and bank guarantees of $405, which are scheduled to expire during the year ending December 31, 2018.

Mortgage Notes

As of June 29, 2018, Spitz had obligations totaling $1,654 under its two mortgage notes payable.

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

Other than the improvements noted above, there has been no change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the three months ended June 29, 2018, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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
101

The following materials from this Quarterly Report on Form 10-Q for the period ended June 29, 2018, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date:	August 6, 2018	By: /s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial and Accounting Officer)