Form 10-Q
period 2018-09-28
EVANS & SUTHERLAND COMPUTER CORP
filed 2018-11-06
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

__________________________________________________

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended September 28, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No__

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes  X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated Filer [X]	Smaller reporting company [X]
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

Yes __ No X

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on October 31, 2018 was 11,352,516.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended September 28, 2018

PART I – FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share and per share data)

	September 28,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$7,636	$5,276
Restricted cash	92	312
Accounts receivable, net	6,196	3,794
Current portion of lease receivable	258	247
Contract revenue in excess of billings	4,075	2,763
Inventories, net	2,516	3,973
Prepaid expenses and deposits	623	712
Total current assets	21,396	17,077
Long-term lease receivable, net of current portion	641	836
Property and equipment, net	4,403	4,527
Goodwill	635	635
Other assets	2,160	1,955
Total assets	$29,235	$25,030

LIABILITIESANDSTOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable	$2,085	$1,667
Accrued liabilities	1,560	912
Billings in excess of contract revenue	7,115	7,117
Current portion of retirement obligations	452	500
Current portion of pension settlement obligation	409	409
Current portion of long-term debt	234	224
Total current liabilities	11,855	10,829
Retirement obligations, net of current portion	4,019	4,150
Pension settlement obligation, net of current portion	4,478	4,478
Long-term debt, net of current portion	1,363	1,540
Deferred rent obligation	481	808
Total liabilities	22,196	21,805
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,616,866 shares issued	2,323	2,323
Additional paid-in-capital	53,930	53,818
Common stock in treasury, at cost, 264,350 shares	(3,532)	(3,532)
Accumulated deficit	(43,506)	(47,208)
Accumulated other comprehensive loss	(2,176)	(2,176)
Total stockholders’ equity	7,039	3,225
Total liabilities and stockholders’ equity	$29,235	$25,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017

Sales	$12,200	$8,049	$28,653	$22,836
Cost of sales	(7,458)	(4,936)	(18,014)	(14,784)
Gross profit	4,742	3,113	10,639	8,052
Operating expenses:
Selling, general and administrative	(1,613)	(1,419)	(5,044)	(4,542)
Research and development	(615)	(769)	(2,109)	(2,236)
Pension	(55)	(58)	(163)	(173)
Total operating expenses	(2,283)	(2,246)	(7,316)	(6,951)

Operating income	2,459	867	3,323	1,101
Other expense, net	(68)	(100)	(243)	(302)
Income before income tax provision	2,391	767	3,080	799
Income tax provision	(30)	-	(61)	(18)
Net income	$2,361	$767	$3,019	$781

Net income per common share – basic	$0.21	$0.07	$0.27	$0.07
Net income per common share – diluted	$0.20	$0.06	$0.25	$0.06

Weighted average common shares outstanding – basic	11,353	11,353	11,353	11,353
Weighted average common shares outstanding – diluted	12,012	11,964	12,002	12,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine Months Ended
	September 28,	September 29,
	2018	2017

Cash flows from operating activities:
Net income	$3,019	$781
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	200	193
Provision for excess and obsolete inventory	219	78
Other	136	47
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,450)	(1,281)
Decrease in lease receivable	184	193
Decrease in inventories	315	164
Increase in contract revenue in excess of billings	(558)	(1,281)
Increase in prepaid expenses and other assets	(116)	(774)
Increase in accounts payable	418	66
Increase in accrued liabilities	648	169
Decrease in accrued pension and retirement liabilities	(179)	(172)
Increase in billings in excess of contract revenue	850	51
Decrease in deferred rent obligation	(327)	(317)
Net cash provided by (used in) operating activities	2,359	(2,083)

Cash flows from investing activities:
Purchases of property and equipment	(80)	(100)
Proceeds from sale of property and equipment	28	-
Net cash used in investing activities	(52)	(100)

Cash flows from financing activities:
Principal payments on long-term debt	(167)	(157)
Net cash used in financing activities	(167)	(157)

Net increase (decrease) in cash, cash equivalents, and restricted cash	2,140	(2,340)
Cash, cash equivalents, and restricted cash as of beginning of the period	5,588	7,426
Cash, cash equivalents, and restricted cash as of end of the period	$7,728	$5,086

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$74	$83
Income taxes	103	251

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

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The results of operations for the nine months ended September 28, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.  The Company operates on a calendar year with the first three fiscal quarters ending on the last Friday of the thirteenth week in the quarter.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed based on the weighted-average number of common shares outstanding during the period.  Diluted net income per common share is computed based on the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents. When the Company incurs a loss, potentially dilutive common stock equivalents are excluded as their effect would be anti-dilutive, thereby decreasing the net loss per common share. Stock options produced common stock equivalents of 649,078 and 682,697 used to compute diluted net income per share for the nine months ended September 28, 2018 and September 29, 2017, respectively.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventories, net

Inventories consisted of the following:

	September 28,	December 31,
	2018	2017

Raw materials	$5,113	$5,458
Work in process	149	1,011
Finished goods	392	423
Reserve for obsolete inventory	(3,138)	(2,919)
Inventories, net	$2,516	$3,973

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

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Disaggregation of Revenue

In the following table, revenue reported for the three and nine months ended September 28, 2018 under Topic 606 is disaggregated by primary geographical market, major product line, timing of revenue recognition and product application.

Revenue for the three months ended September 28, 2018
Product Application	Planetarium Theaters	Other Visitor Attractions	Architectural Treatments	Total

Primary geographic area:

North America	$7,545	$12	$-	$7,557
Europe	2,853	432	118	3,403
Asia	687	182	-	869
Other	371	-	-	371
	$11,456	$626	$118	$12,200

Products:

Audio-Visual Systems	$8,718	$360	$-	$9,078
Domes	1,842	266	118	2,226
Show Content	382	-	-	382
Maintenance and Service	514	-	-	514
	$11,456	$626	$118	$12,200

Timing of revenue recognition:

Goods transferred at point in time	$472	$-	$-	$472
Goods and services transferred over time	10,984	626	118	11,728
	$11,456	$626	$118	$12,200

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revenue for the nine months ended September 28, 2018
Product Application	Planetarium Theaters	Other Visitor Attractions	Architectural Treatments	Total

Primary geographic area:

North America	$16,449	$485	$629	$17,563
Europe	4,284	844	118	5,246
Asia	3,366	1,775	-	5,141
Other	703	-	-	703
	$24,802	$3,104	$747	$28,653

Products:

Audio-Visual Systems	$16,713	$772	$-	$17,485
Domes	4,725	2,332	747	7,804
Show Content	1,552	-	-	1,552
Maintenance and Service	1,812	-	-	1,812
	$24,802	$3,104	$747	$28,653

Timing of revenue recognition:

Goods transferred at point in time	$2,031	$-	$-	$2,031
Goods and services transferred over time	22,771	3,104	747	26,622
	$24,802	$3,104	$747	$28,653

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contract Balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of September 28, 2018:

	September 28, 2018	January 1, 2018

Receivables reported as accounts receivable, net	$6,196	$3,794
Contract revenue in excess of billings	4,075	3,517
Billings in excess of contract revenue	7,115	6,265

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Contract Assets	Contract Liabilities

Revenue recognized that was included in the contract liability balance at the beginning of the period		$(4,534)

Increases due to amounts billed to customers, excluding amounts recognized as revenue during the period		$ 5,384

Transferred to receivables from contract assets recognized at the beginning of the period	$ (3,296)

Increases as a result of revenue recognized, excluding amounts transferred to receivables during the period	$ 3,854

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

	Remainder of 2018	2019	2020	2021

Sales	$7,942	$10,182	$436	$225

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

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated financial statements for the three and nine months ended September 28, 2018:

Condensed consolidated balance sheet
Impact of changes in accounting policies
			Balances
			Without
			adoption of
September 28, 2018	As reported	Adjustments	Topic 606
Cash and cash equivalents	$7,636	$-	$7,636
Restricted cash	92	-	92
Contract revenue in excess of billings	4,075	(903)	3,172
Inventories, net	2,516	1,256	3,772
Others	14,916	-	14,916
Total assets	29,235	353	29,588
Billings in excess of contract revenue	7,115	1,230	8,345
Others	15,081	-	15,081
Total liabilities	22,196	1,230	23,426
Accumulated deficit	(43,506)	(877)	(44,383)
Others	50,545	-	50,545
Total stockholders’ equity	7,039	(877)	6,162
Total liabilities and stockholders’ equity	$29,235	$353	$29,588

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed consolidated statement of operations
Impact of changes in accounting policies
			Balances
			Without
			adoption of
For the three months ended September 28, 2018	As reported	Adjustments	Topic 606
Sales	$12,200	$783	$12,983
Cost of sales	(7,458)	(498)	(7,956)
Selling, general and administrative	(1,613)	-	(1,613)
Income tax expense	(30)	-	(30)
Others	(738)	-	(738)
Net income	$2,361	$285	$2,646

			Balances
			Without
			adoption of
For the nine months ended September 28, 2018	As reported	Adjustments	Topic 606
Sales	$28,653	$(527)	$28,126
Cost of sales	(18,014)	333	(17,681)
Selling, general and administrative	(5,044)	-	(5,044)
Income tax expense	(61)	-	(61)
Others	(2,515)	-	(2,515)
Net income	$3,019	$(194)	$2,825

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Condensed consolidated statement of cash flows
Impact of changes in accounting policies
			Balances
			without
			adoption of
For the nine months ended September 28, 2018	As reported	Adjustments	Topic 606
Net income	$3,019	$(194)	$2,825
Adjustments to reconcile net income to net cash provided by operating activities:
Other	555	-	555
Changes in:
Inventories	315	(333)	(18)
Contract revenue in excess of billings	(558)	903	345
Billings in excess of contract revenue	850	(376)	474
Other	(1,822)	-	(1,822)
Net cash provided by operating activities	2,359	-	2,359
Net cash used in investing activities	(52)	-	(52)
Net cash used in financing activities	$(167)	$-	$(167)

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.STOCK OPTION PLAN

As of September 28, 2018, options to purchase 1,001,781 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.

A summary of activity in the stock option plan for the nine months ended September 28, 2018 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of beginning of the period	1,609	$0.66
Granted	150	1.12
Exercised	-	-
Forfeited or expired	(162)	1.21
Outstanding as of end of the period	1,597	0.65

Exercisable as of end of the period	1,128	$0.48

As of September 28, 2018, options exercisable and options outstanding had a weighted average remaining contractual term of 4.97 and 5.98 years, respectively, and had an aggregate intrinsic value of $723 and $773, respectively.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company’s stock option plan.

The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first nine months of 2018, were based on estimates as of the date of grant as follows:

Risk-free interest rate	2.04%
Dividend yield	0.00%
Volatility	125%
Expected life	3.5 years

Expected option life and volatility are based on historical data of the Company.   The risk-free interest rate is calculated based on the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no foreseeable plans to do so.

As of September 28, 2018, there was approximately $126 of total unrecognized share-based compensation cost related to grants under the stock option plan that will be recognized over a weighted-average period of 2.1 years.

Share-based compensation expense included in selling, general and administrative expense in the statements of operations for the nine-month periods ended September 28, 2018 and September 29, 2017 was $112 and $132, respectively. Share-based compensation expense included in selling, general and administrative expense in the statements of operations for the three-month periods ended September 28, 2018 and September 29, 2017 was $37 and $46, respectively.

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

The Company’s only remaining pension obligation is the Supplemental Executive Retirement Plan (“SERP”).

Employer Contributions

The Company is not currently required to fund the SERP.  All benefit payments are made by the Company directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes. The Company expects to contribute and pay SERP benefits of approximately $452 in the next 12 months.

Components of Net Periodic Benefit Expense

	Supplemental Executive
	Retirement Plan
	September 28,	September 29,
For the nine months ended:	2018	2017

Interest cost	$103	$117
Amortization of actuarial loss	60	56
Net periodic benefit expense	$163	$173

	Supplemental Executive
	Retirement Plan
	September 28,	September 29,
For the three months ended:	2018	2017

Interest cost	$35	$39
Amortization of actuarial loss	20	19
Net periodic benefit expense	$55	$58

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

All dollar amounts are in thousands.

EXECUTIVE SUMMARY

The results for the three and nine months ended September 28, 2018 produced net income of $2,361 and $3,019, respectively. The 2018 results exceeded expectations and are unusually high compared to the three and nine months ended September 29, 2017 as well as reported earnings in the Company’s recent history. The outstanding 2018 results were attributable to higher sales from an unusually large volume of work performed on customer planetarium projects in the third quarter of 2018. The work completed on customer projects in the third quarter of 2018 included expenditures of resources required to complete several planetarium installations and to meet customer schedules for upcoming installations. Although exceeding our expectations, the results of third quarter of 2018 demonstrate the degree of variability in sales that can occur from the timing of customer orders and deliveries. We do not expect sales at this level in any foreseeable quarterly reporting periods.

The high volume of sales from work on prior customer orders combined with a low volume of orders booked in the third quarter of 2018 significantly depleted the sales backlog to $18,785 as of September 28, 2018. This compares to a sales backlog ranging approximately from $26,000 to $27,000 at the end of recently reported periods. New orders to replenish the sales backlog will be critical to produce sufficient sales for profitable results in future periods. We remain encouraged that the Company’s sales prospects will produce sufficient orders to sustain sales at profitable levels over the long term; however, we anticipate that the accelerated sales in the third quarter of 2018 will result in lower sales for near term reporting periods that may be below profitable levels.

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

The change in the method of recognizing revenue as explained above had a contrasting effect on the sales for third quarter and nine month periods which was not very significant in light of the high sales reported. As more fully described in the footnotes to the financial statements, under the accounting methods used in 2017, the three months ended September 28, 2018 would have reported $285 more net income while the nine month period ended September 28, 2018 would have reported $194 less net income.

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

RESULTS OF OPERATIONS

Sales and Backlog

The following table summarizes our sales:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017

Sales	$ 12,200	$ 8,049	$ 28,653	$ 22,836

The higher 2018 sales were attributable to an unusually high volume of work performed on customer planetarium projects in the third quarter of 2018; otherwise the contribution to sales from other products was comparable in the periods presented. See Note 2 and Note 3 to the condensed consolidated financial statements for explanations of changes in the accounting method for revenue recognition. Sales for the three and nine months ended September 28, 2018 would have been $12,983 and $28,126 using the same accounting method used in 2017.

Revenue backlog decreased to $18,785 as of September 28, 2018, compared to $27,360 as of December 31, 2017. The decrease in the revenue backlog was mainly attributable to the high volume of sales from work on prior customer orders combined with a low volume of orders booked in the third quarter of 2018. To a lesser extent the change in accounting method for revenue recognition also decreased the backlog. As discussed in Note 2 and Note 3 to the condensed consolidated financial statements, the cumulative effect of the change was recorded as an adjustment to the opening balance of stockholders’ equity at January 1, 2018. This adjustment recorded the gross profit on $1,606 of sales from the revenue backlog. Also, the changes in the accounting method for revenue recognition resulted in $527 of additional sales in the nine months of 2018. Hence, the change in the accounting method for revenue recognition reduced the backlog by a total $2,133. Had it not been for the change, the sales backlog would have decreased to $20,918.

Gross Profit

The following table summarizes our gross profit and the gross profit as a percentage of total sales:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017

Gross profit	$ 4,742	$ 3,113	$ 10,639	$ 8,052
Gross profit percentage	39%	39%	37%	35%

The mix of products delivered and the types of customer contracts that contributed to the revenue in the periods presented causes variability in the gross profit percentage. Also, the higher 2018 sales resulted in efficiencies that lowered overhead cost of as a percentage of sales.

Operating Expenses

The following table summarizes our operating expenses:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017

Selling, general and
administrative	$ 1,613	$ 1,419	$ 5,044	$ 4,542
Research and development	615	769	2,109	2,236
Pension	55	58	163	173
Total operating expenses	$ 2,283	$ 2,246	$ 7,316	$ 6,951

Selling, general and administrative expenses were higher in 2018 compared to 2017. This was due to the timing of expenditures and costs related to a bi-annual industry conference in 2018. Also, in 2017, there was a reduction in the allowance for doubtful accounts receivable resulting in a credit which reduced 2017 expenses.

Research and development expenses were lower in 2018 due to a lower use of employee resources on research and development projects in order to complete customer projects. Research and development expenses generally vary with use of engineering resources for product improvement projects and customer delivery activities.

Pension expense declined slightly in 2018 compared to 2017 due to a decrease in the interest cost on the SERP.

Other Expense, net

The following table summarizes our other expense:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017

Total other expense, net	$ 68	$ 100	$ 243	$ 302

Other expense decreased in 2018 compared to 2017 due to declining interest expense on the Pension Settlement Obligation and mortgage notes along with offsetting increase of interest income from a capital lease receivable and other income.

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

Cash Flows

In the first nine months of 2018, $2,359 of cash provided by operating activities was attributable to $3,574 of cash provided by the net income for the period, after the effect of non-cash items of $555 which was offset by cash used by changes to working capital of $1,215. The significant uses of cash from changes to working capital were increases in accounts receivable and contract revenue in excess of billings.  This was partially offset by an increase in billings in excess of contract revenue resulting from advance billings to customers.  These changes are attributable to the timing of billings, customer payments and new customer orders.

In the first nine months of 2017, $2,083 of cash used in operating activities was attributable to $1,099 of cash provided by the net income for the period, after the effect of $318 of non-cash items and an unfavorable change to working capital of $3,182. The change to working capital was driven by increases in receivables and costs and estimated earnings in excess of billings on uncompleted contracts.  These increases are attributable to the timing of billings, customer payments and new customer orders.   The change in working capital was also affected by an increase in prepaid expenses and other assets.

Cash used in investing activities was $52 for the nine months ended September 28, 2018 compared to $100 for the same period of 2017.  Investing activities for both periods presented consisted of property and equipment purchases. In 2018 investing activities included proceeds from the sale of equipment no longer being used.

For the nine months ended September 28, 2018, financing activities used $167 of cash compared to $157 in 2017 for principal payments on mortgage notes.

Line of Credit

The Company is a party to a line-of-credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund the working capital requirements of Spitz. Under the line of credit agreement, interest is charged on amounts borrowed at the lender’s prime rate less 0.25%.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The line-of-credit agreement and mortgage notes (with the same commercial bank) contain cross default provisions whereby a default on either agreement will result in a default on both agreements. There were no borrowings outstanding under the line-of-credit agreement as of September 28, 2018.

Letters of Credit

Under the terms of financing arrangements for letters of credit, the Company is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure obligations with the financial institutions who issue the letters of credit.  As of September 28, 2018 there were outstanding letters of credit and bank guarantees of $92, which are scheduled to expire during the year ending December 31, 2018.

Mortgage Notes

As of September 28, 2018, Spitz had obligations totaling $1,597 under its two mortgage notes payable.

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

Other than the improvements noted above, there has been no change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the three months ended September 28, 2018, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

101The following materials from this Quarterly Report on Form 10-Q for the period ended September 28, 2018, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date:	November 5, 2018	By: /s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial and Accounting Officer)