Form 10-K
period 2018-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2019-03-08
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 0-8771

EVANS & SUTHERLAND COMPUTER CORPORATION

(Exact name of registrant as specified in its charter)

Utah87-0278175

(State or other jurisdiction of(I.R.S. Employer

incorporation or organization)Identification No.)

770 Komas Drive, Salt Lake City, Utah84108

(Address of principal executive offices)(Zip Code)

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

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant as of June 29, 2018 the last business day of the registrant’s most recently completed second fiscal quarter was $4,907,717 based on the closing sale price of $1.02 as reported by the Over-the-Counter Market. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13D and 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of March 4, 2019 was 11,482,516.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information from the Registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

EVANS & SUTHERLAND COMPUTER CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

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

We continue to maintain a significant share of the overall planetarium market.  We estimate that the annual market for our planetarium products ranges from $65 million to $100 million and varies each year depending on the timing of customer projects.  We estimate our share of the planetarium market has ranged from 30% to 50% each year.  Additionally we sell related products into tangential markets that are less defined which make up the balance of our revenue.

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

Description of Markets

We are an industry leader in providing full-dome hardware and software to an international customer base in the digital theater, planetarium, entertainment, training and educational markets.  In each of these markets, we face highly competitive conditions where we compete on features, performance, and responsiveness to customer needs as well as on price.  E&S is unique among its competitors by virtue of its capability as a single source that can directly supply and integrate all of the equipment in the planetarium theater, including the projection system, sound, lighting, computer control system and domed projection screen.  We believe our range of visual systems and services at various price and performance levels, our research and development investments and capabilities, our responsiveness to customers, and our ability to design and manufacture value-added visual systems enable us to compete effectively. Our competitive strengths with visual systems and services aid the sale of our dome projection screens as customers often require a new dome projection screen with their visual system. We also believe our capabilities to design and manufacture domes and certain other architectural structures are very unique and enable us to compete effectively in all of the markets where these products are sold.

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

Employees

As of December 31, 2018, Evans & Sutherland and its subsidiaries employed a total of 96 persons of which 95 were employed full time.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the executive officers of E&S as of December 31, 2018.

NameAgePosition

Jonathan A. Shaw62Chief Executive Officer and Director

Paul L. Dailey62Chief Financial Officer and Corporate Secretary

Kirk D. Johnson57Chief Operating Officer and President

Jonathan A. Shaw was appointed Chief Executive Officer and Director in September 2016.  He previously served as President and Chief Executive Officer of Spitz since November 2001. Prior to his appointment as President and Chief Executive Officer of Spitz, Mr. Shaw held various management positions since 1985.

Paul L. Dailey was appointed Executive Vice President in December 2016. He was appointed Chief Financial Officer and Corporate Secretary in February 2007.  He became an executive officer of E&S in August 2006 when he was appointed Acting Chief Financial Officer and Corporate Secretary.  Prior to his appointments at E&S, Mr. Dailey served as Executive Vice President, Chief Financial Officer and Corporate Secretary of Spitz, where he started as Controller in 1983. Mr. Dailey is a Certified Public Accountant (inactive).

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Over-the-Counter Markets under the symbol “ESCC.”  On March 1, 2019, there were approximately 420 holders of record of our common stock.  Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We have never paid a cash dividend on our common stock and have used funds generated internally to operate our business.  For the foreseeable future, we intend to follow our policy of retaining any future earnings to finance the development and growth of our business.

Additional information required by this item is incorporated by reference to the table captioned Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2018 in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of Part III of this annual report on Form 10-K.

ITEM 6. CONSOLIDATED FINANCIAL DATA

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

Executive Summary

Sales for 2018 were $37,193 which is 22% higher than the $30,508 of sales reported in 2017. This produced net income of $3,747 in 2018 compared to net income of $1,481 in 2017. The profitable results advance the recovery of our stockholders’ equity to $8,004 from a large deficit prior to the settlement of our pension obligations in 2015. The 2018 sales and net income exceeded expectations and are high compared to the Company’s recent history. The high 2018 sales are attributable to an unusually large volume of work performed on customer planetarium projects in the second half of 2018 in order to meet customer schedules. The results of 2018 demonstrate the profit potential of the business as well as the degree of variability in sales that can occur from the timing of customer orders and deliveries.

The high volume of sales from work on prior customer orders combined with a decrease in new orders for dome products in 2018 decreased the sales backlog to $17,366 as of December 31, 2018. This compares to a sales backlog of $27,360 as of December 31, 2017. New orders to replenish the sales backlog will be critical to produce sales at sufficient levels for profitable results in 2019. We remain encouraged that the Company’s sales prospects will produce sufficient orders to sustain sales at profitable levels over the long term; however, we anticipate that the low backlog as of December 31, 2018 may result in lower sales that could challenge profitability for early reporting periods of 2019.  The Company plans to use this as an opportunity to redirect staff and resources, which would otherwise be working on customer projects, toward research and development activities to expand our products for future sales growth.

Beyond 2019, we expect variable but reasonably consistent future sales and gross profit from our current product line at annual levels sufficient to cover or exceed operating expenses and meet our obligations. As our recovery progresses from a large stockholders’ deficit eliminated mainly by the 2015 Pension Settlement, we expect to continue to improve our products and explore new opportunities to increase our sales and profits in an effort to grow shareholder value. We believe that our improving financial position could present more opportunities in this effort.

As described in the notes to the consolidated financial statements, the Company adopted Topic 606, Revenue from Contracts with Customers, with a date of the initial application of January 1, 2018. The Company applied Topic 606 using the cumulative effect method and accordingly recognized the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of stockholders’ equity at January 1, 2018. As a result, the Company used different methods for recognizing revenue in each of the years presented as detailed below.

The adoption of Topic 606 changed the method of recognizing revenue for certain customer contracts. More specifically, for some contracts, revenue previously was not recognized until the product was accepted by the customer. Under Topic 606, revenue for these contracts will be recognized over time using the percentage completion method, which is the method used for most of our customer contracts. The immediate effect of the change was to accelerate earnings on the revenue backlog for the effected contracts. This acceleration was recorded in a cumulative transition adjustment, whereby $683 of gross profit on $1,606 of sales was recorded directly to stockholders’ equity.  Although the benefit of the earnings from the transition adjustment is reflected in the financial position of the Company on the balance sheet, it will not be reported in the statement of operations. Going forward, we believe Topic 606 will create a smoother revenue stream by spreading more revenue over the period of performance as opposed to previously when some contract revenue was recorded in a lump sum in the period of acceptance by the customer.

We are currently pursuing new opportunities for our business while we continue to develop and improve the products that serve our traditional markets. We consider the advancement of innovative products such as Digistar essential to maintaining our leading share of the planetarium market. We will continue to develop and improve our planetarium products more narrowly focused on education markets such as our SciDome product. We intend to also continue development and improvement of our dome products used by planetarium theaters and many other varied applications.  We intend to continue the production of quality show content for planetarium theaters.  We believe that the ability to include the wide range of complementary products in the systems we sell, along with access to the legacy customer base of E&S and our subsidiary, Spitz, provides a unique competitive advantage.

Results of Operations

Consolidated Sales and Backlog

The following table summarizes our consolidated sales for the years ended December 31:

	2018	2017

Sales	$ 37,193	$ 30,508

Sales increased 22% from 2017 to 2018. Sales of all Company products were higher in 2018 with the most significant contribution to the increased sales coming from planetarium products.

The volume of new orders in 2018 was less than the sales recorded resulting in a decrease in our sales backlog from $27,360 as of December 31, 2017 to $17,366 as of December 31, 2018. Approximately $1,200 of the decrease in the backlog was due to the adoption of Topic 606, Revenue from Contracts with Customers. Otherwise the decrease was attributable to high 2018 planetarium sales and lower bookings of dome products in 2018.  We anticipate that approximately 90% of the 2018 backlog will be converted to sales in 2019.

Gross Profit

The following table summarizes our gross profit and the percentage to total sales for the years ended December 31:

	2018	2017

Gross profit	$ 13,724	$ 10,951
Gross profit percentage	37%	36%

Our gross profit percentage was slightly higher in 2018 when compared to 2017. There were variations in gross margins among customer projects within the usual range which, when combined, resulted in comparable margins for all of the Company’s products in 2017 and 2018.

Operating Expenses

The following table summarizes our operating expenses during the years ended December 31:

	2018	2017

Selling, general and administrative	$ 6,561	$ 6,045
Research and development	2,851	2,908
Pension	217	231
Total operating expense	$ 9,629	$ 9,184

Selling, general and administrative expenses were higher in 2018 compared to 2017. This was attributable to higher 2018 selling expense mostly due to a bi-annual trade show and an increase in sales commissions. Also, 2017 general administrative expenses were low due to a large credit of $143 for bad debt recoveries.

Research and development expenses were slightly lower in 2018 compared to 2017.  This was primarily due to redirecting resources from research and development activities to work on customer projects. Research and development activities consisted of exploration of new applications for our products, improvements to the software in our planetarium products, testing hardware to project high definition video on large dome screens, development of various utilities for planetarium theaters, testing of optical coatings for projection surfaces and developing techniques to make dome projection surfaces more uniform.

Pension expense attributable to our Supplemental Executive Retirement Plan (“SERP”) was lower in 2018 compared to 2017 due to changes in the actuarial data affecting the measurement of the pension expense.

Other Expense, net

The following table summarizes our other expense during the years ended December 31:

	2018	2017

Interest expense	$ (433)	$ (473)
Other income, net	106	76

Interest expense in 2018 and 2017 consisted mostly of imputed interest on the Pension Settlement Obligation. Interest expense also included interest paid on real estate debt in both years presented. Interest expense decreased in 2018 due to the reduction of debt and is expected to continue to decrease at a comparable rate in future years.

Other income, net increased from $76 in 2017 to $106 in 2018 due primarily to rental income from a sublease for a small portion of our facilities.

Income Taxes

The income tax benefit (expense) consisted of federal and state income taxes as follows for the years ended December 31:

	2018	2017

Income tax benefit (expense)	$ (21)	$ 111

The 2017 tax benefit resulted primarily from state film tax credit for the production of a planetarium show which was recorded at the estimated value realizable through assignment.  The 2018 income tax expense was for state income taxes resulting from Spitz’ normal business activity in various jurisdictions.

Other Comprehensive Income

The following table summarizes other comprehensive income for the years ended December 31:

	2018	2017

Decrease (increase) to minimum pension liability	$ 200	$ (30)
Other comprehensive income	$ 200	$ (30)

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31:

	2018	2017
Net cash and cash equivalents provided by (used in):
Operating activities	$ 3,729	$ (1,098)
Investing activities	(101)	(148)
Financing activities	(631)	(592)
Increase (decrease) in cash and cash equivalents	$ 2,997	$ (1,838)

The fluctuation in the annual increase and decrease in cash and cash equivalents is mainly due to cash provided by or used in operating activities.

Operating Activities

The net cash provided by operating activities in 2018 was attributable to $4,804 of cash provided by the $3,747 net income after the effect of $1,057 of non-cash charges which was partially offset by a decrease in working capital of $1,075.  The non-cash charges consisted primarily of $263 of depreciation and $427 in the provision for excess and obsolete inventory.  The changes in working capital which used cash were largely attributable to an increase in inventory and the reduction of liabilities. This was partially offset by a decrease in customer accounts receivable. These changes are attributable to the timing of performance on customer projects.

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

Investing Activities

Investing activities used $101 of cash during 2018 consisting of purchases of property and equipment of $136, less proceeds from the sale of property and equipment of $35.

Investing activities used $148 of cash during 2017 consisting entirely of purchases of property and equipment.

Financing Activities

Financing activities used $631 of cash during 2018 consisting of $224 for principal payments on debt obligations and $407 for principal payments on the Pension Settlement Obligation.

Financing activities used $592 of cash during 2017 consisting of $211 for principal payments on debt obligations and $381 for principal payments on the Pension Settlement Obligation.

Credit Facilities

The Company is a party to a line-of-credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund Spitz working capital requirements. Under the line-of-credit agreement, interest is charged on amounts borrowed at the lender’s prime rate less 0.25%.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all the outstanding shares of Spitz common stock. The line-of-credit agreement and mortgage notes (with the same commercial bank) contain cross default provisions whereby a default on either agreement will result in a default on both agreements. There were no borrowings outstanding under the line-of-credit agreement as of December 31, 2018.

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

Under the terms of financing arrangements for letters of credit, the Company is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure obligations with the financial institutions who issue the letters of credit.  As of December 31, 2018, there were outstanding letters of credit and bank guarantees of $220, which are scheduled to expire during the year ending December 31, 2019.

Mortgage Notes

Debt obligations include a first mortgage note payable to a commercial bank which represents the balance on a $3,200 note (“First Mortgage Note”) issued on January 14, 2004 by Spitz. The First Mortgage Note requires repayment in monthly installments of principal and interest over 20 years. On January 14, 2006 and each third anniversary thereof, the interest rate on the First Mortgage Note is adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”).   The monthly installment is recalculated in the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original 20-year term. On January 14, 2018, the 3YCMT was 2.09% and the interest rate on the First Mortgage Note remained at 5.75% per annum. As a result, the monthly installment amount remained unchanged at $23.

Debt obligations also include a second mortgage note payable to a commercial bank which represents the balance on a $500 note (“Second Mortgage Note”) issued on September 11, 2008 by Spitz. The Second Mortgage Note requires repayment in monthly installments of principal and interest over 20 years.  On October 1, 2013 and each fifth anniversary thereof, the interest rate on the Second Mortgage Note is adjusted to the greater of 5.75% or 3% over  the Five-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“5YCMT”).  The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original 20-year term. On October 1, 2018, the tenth anniversary of the Second Mortgage Note, the 5YCMT was 2.99%. As a result, interest was adjusted to 5.99%. The monthly installment remains at $4.

The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreement.  The real property had a carrying value of $3,973 as of December 31, 2018. The Mortgage Notes are guaranteed by E&S.

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

Other

In 2019, we expect capital expenditures similar to 2018.  There were no material capital expenditure commitments as of December 31, 2018, nor do we anticipate any over the next several years.

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of March 8, 2019, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during 2018 or 2017.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

We also maintain trade credit arrangements with certain suppliers.  The unavailability of a significant portion of, or the loss of, these trade credit arrangements from suppliers would have a material adverse effect on our financial condition and operations.

As of December 31, 2018, our total indebtedness was $1,540 on the mortgage notes.  Our cash and restricted cash, subject to various restrictions set forth in this annual report on Form 10-K, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

Effects of Inflation

The effects of inflation were not considered material for the years 2018 and 2017 and are not expected to be material for the year 2019.

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

Revenue Recognition

Revenue from contracts is recorded over time using the percentage-of-completion method.  This method uses the ratio of costs incurred to management’s estimate of total anticipated costs.  Our estimates of total costs include assumptions, such as man-hours to complete, estimated materials cost, and estimates of other direct and indirect costs.  Actual results may vary significantly from our estimates.  If the actual costs are higher than management’s anticipated total costs, then an adjustment is required to reduce the previously recognized revenue as the ratio of costs incurred to management’s estimate was overstated.  If actual costs are lower than management’s anticipated total costs, then an adjustment is required to increase the previously recognized revenue as the ratio of costs incurred to management’s estimate is understated.  Adjustments for revisions of previous estimates are made in the period they become known.

Contract Revenue in Excess of Billings on and Billings in Excess Contract Revenue

Billings on uncompleted long-term contracts may be greater than or less than revenue recognized.  As a result, these differences are recorded as an asset or liability on the balance sheet.  Since revenue recognized on these long-term contracts includes management’s estimates of total anticipated costs, the amounts in revenue in excess of billings and billings in excess of revenue also include these estimates.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 changes the accounting for leases.  In particular, lessees will recognize lease assets and lease liabilities for operating leases.  ASU 2016-02 is effective in the first quarter of fiscal year ending 2019. The Company is currently assessing the impact on its financial reporting of implementing this guidance.

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

•Our belief that our existing sources of liquidity will provide sufficient liquidity to meet our obligations through 2019 and beyond.

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

•Our belief that capital expenditures during 2019 will be similar to the capital expenditures incurred during 2018.

•Our belief that the effects of inflation will not be material for 2019.

•Our belief that approximately 90% of our backlog will be converted to sales in 2019.

•Our belief that we will receive sufficient new orders to produce total sales in 2019 at sufficient levels to sustain profitable results.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Evans & Sutherland Computer Corporation (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).    In our opinion, the financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Evans & Sutherland Computer Corporation as of December 31, 2018 and 2017, and the results of its consolidated operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Tanner LLC

Salt Lake City, Utah

March 8, 2019

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$ 8,365	$ 5,276
Restricted cash	220	312
Accounts receivable, net	3,250	3,794
Current portion of lease receivable	262	247
Contract revenue in excess of billings	3,484	2,763
Inventories, net	3,072	3,973
Prepaid expenses and deposits	655	712
Total current assets	19,308	17,077
Long-term lease receivable, net of current portion	574	836
Property and equipment, net	4,395	4,527
Goodwill	635	635
Other assets	2,249	1,955
Total assets	$ 27,161	$ 25,030

LIABILITIESANDSTOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable	$ 1,527	$ 1,667
Accrued liabilities	1,059	912
Billings in excess of contract revenue	5,959	7,117
Current portion of retirement obligations	621	500
Current portion of pension settlement obligation	438	409
Current portion of long-term debt	237	224
Total current liabilities	9,841	10,829
Retirement obligations, net of current portion	3,601	4,150
Pension settlement obligation, net of current portion	4,042	4,478
Long-term debt, net of current portion	1,303	1,540
Deferred rent obligation	370	808
Total liabilities	19,157	21,805
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized;
no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized;
11,616,866 shares issued	2,323	2,323
Additional paid-in-capital	53,967	53,818
Common stock in treasury, at cost, 264,350 shares	(3,532)	(3,532)
Accumulated deficit	(42,778)	(47,208)
Accumulated other comprehensive loss	(1,976)	(2,176)
Total stockholders’ equity	8,004	3,225
Total liabilities and stockholders’ equity	$ 27,161	$ 25,030

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2018	2017

Sales	$ 37,193	$ 30,508
Cost of sales	(23,469)	(19,557)
Gross profit	13,724	10,951
Operating expenses:
Selling, general and administrative	(6,561)	(6,045)
Research and development	(2,851)	(2,908)
Pension	(217)	(231)
Total operating expenses	(9,629)	(9,184)

Operating income	4,095	1,767
Interest expense	(433)	(473)
Other income, net	106	76
Income before income tax benefit (expense)	3,768	1,370
Income tax benefit (expense)	(21)	111
Net income	$ 3,747	$ 1,481

Net income per common share – basic	$ 0.33	$ 0.13
Net income per common share – diluted	$ 0.31	$ 0.12

Weighted average common shares outstanding – basic	11,353	11,353
Weighted average common shares outstanding – diluted	11,978	12,014

Comprehensive income, net of tax:
Net income	$ 3,747	$ 1,481
Decrease (increase) in minimum pension liability	200	(30)
Total comprehensive income	$ 3,947	$ 1,451

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balance, December 31, 2016	11,617	$ 2,323	$ 53,641	$ (3,532)	$ (48,689)	$ (2,146)	$ 1,597
Net income	-	-	-	-	1,481	-	1,481
Other comprehensive loss	-	-	-	-	-	(30)	(30)
Stock-based compensation	-	-	177	-	-	-	177
Balance, December 31, 2017	11,617	$ 2,323	$ 53,818	$ (3,532)	$ (47,208)	$ (2,176)	$ 3,225
Balance at January 1, 2018, as previously reported	11,617	2,323	53,818	(3,532)	(47,208)	(2,176)	3,225
Impact of change in accounting policy	-	-	-	-	683	-	683
Adjusted balance at January 1, 2018	11,617	2,323	53,818	(3,532)	(46,525)	(2,176)	3,908
Net income	-	-	-	-	3,747	-	3,747
Other comprehensive loss	-	-	-	-	-	200	200
Stock-based compensation	-	-	149	-	-	-	149
Balance, December 31, 2018	11,617	$ 2,323	$ 53,967	$ (3,532)	$ (42,778)	$ (1,976)	$ 8,004

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2018	2017

Cash flows from operating activities:
Net income	$ 3,747	$ 1,481
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	263	259
Deferred pension costs	200	(30)
Provision for excess and obsolete inventory	427	105
Other	167	34
Changes in operating assets and liabilities:
Accounts receivable	496	(380)
Lease receivable	247	252
Inventories	(449)	(327)
Contract revenue in excess of billings	33	(1,651)
Prepaid expenses and other assets	(237)	(543)
Accounts payable	(140)	509
Accrued liabilities	147	(488)
Accrued pension and retirement liabilities	(428)	(201)
Billings in excess of contract revenue	(306)	305
Deferred rent obligation	(438)	(423)
Net cash provided by (used in) operating activities	3,729	(1,098)

Cash flows from investing activities:
Purchases of property and equipment	(136)	(148)
Proceeds from sale of property and equipment	35	-
Net cash used in investing activities	(101)	(148)

Cash flows from financing activities:
Principal payments on long-term debt	(224)	(211)
Principal payments on pension settlement obligation	(407)	(381)
Net cash used in financing activities	(631)	(592)

Net increase (decrease) in cash, cash equivalents, and restricted cash	2,997	(1,838)
Cash, cash equivalents, and restricted cash as of beginning of the year	5,588	7,426
Cash, cash equivalents, and restricted cash as of end of the year	$ 8,585	$ 5,588

Supplemental disclosures of non-cash investing and financing activities
ASC 606 transition adjustment	$ 683	$ -

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$ 439	$ 478
Income taxes	133	141

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three or fewer months to be cash equivalents.  The Company maintains cash balances in bank accounts that, at times, exceed federally insured limits.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant risk with respect to cash.  As of December 31, 2018, cash deposits as reported by the banks, including restricted cash, exceeded the federally insured limits by approximately $8,095.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	2018	2017

Cash and cash equivalents	$ 8,365	$ 5,276
Restricted cash	220	312
Total cash, cash equivalents, and restricted cash
shown in the statements of cash flows	$ 8,585	$ 5,588

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

The table below represents changes in E&S’s allowance for doubtful accounts receivable for the years ended December 31:

	2018	2017

Beginning balance	$ 109	$ 259
Write-off of accounts receivable	-	(7)
Increase (decrease) in estimated losses on accounts receivable	48	(143)
Ending balance	$ 157	$ 109

Inventories

Inventories include materials at standard costs, which approximate actual costs, as well as inventoried costs on programs and long-term contracts.  Inventoried costs include material, direct engineering and production costs, and applicable overhead, not in excess of estimated market value.  Spare parts and general stock materials are stated at cost not in excess of market value.  E&S periodically reviews inventories for excess supply, obsolescence, and valuations above estimated realizable amounts, and provides a reserve sufficient to reduce inventories to net realizable values.  Revisions of these estimates could impact net loss.

During the years ended December 31, 2018 and 2017, E&S recognized impairment losses on inventory of $427 and $105, respectively.

Inventories as of December 31, were as follows:

	2018	2017

Raw materials	$ 5,979	$ 5,458
Work in process	116	1,011
Finished goods	323	423
Reserve for obsolete inventory	(3,346)	(2,919)
Inventories, net	$ 3,072	$ 3,973

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

Depreciation expense was $263 and $259 for the years ended December 31, 2018 and 2017, respectively.  The cost and estimated useful lives of property and equipment and the total accumulated depreciation were as follows as of December 31:

	Estimated
	Useful Lives	2018	2017

Land	n/a	$ 2,250	$ 2,250
Buildings and improvements	5 - 40 years	3,065	3,065
Manufacturing machinery and equipment	3 - 8 years	4,554	5,582
Office furniture and equipment	3 - 8 years	630	779
Total		10,499	11,676
Less accumulated depreciation		(6,104)	(7,149)
Net property and equipment		$ 4,395	$ 4,527

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

The table below represents changes in E&S’s warranty reserve for the years ended December 31:

	2018	2017

Beginning balance	$ 139	$ 123
Additions to warranty reserve	166	249
Warranty costs	(134)	(233)
Ending balance	$ 171	$ 139

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

	2018	2017

Numerator
Net Income	$ 3,747	$ 1,481

Denominator
Weighted-average number of common shares outstanding - basic	11,353	11,353
Incremental shares assumed for stock options	625	661
Weighted-average number of common shares outstanding - dilutive	11,978	12,014
Basic net income per common share	$ 0.33	$ 0.13
Diluted net income per common share	$ 0.31	$ 0.12

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

Other Comprehensive Income

On a net basis for 2018 and 2017, there were deferred income tax assets resulting from items reflected in comprehensive income.  However, E&S has determined that it is more likely than not that it will not realize such net deferred income tax assets and has therefore established a valuation allowance against the full amount of the net deferred income tax assets.  Accordingly, the net income tax effect of the items included in other comprehensive income is zero.  Therefore, the Company has included no income tax expense or benefit in relation to items reflected in other comprehensive income.  The accumulated other comprehensive loss at the end of 2017 and 2018 consists of minimum pension liability attributable to the Supplemental Executive Retirement Plan (“SERP”) (see Note 7).

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 changes the accounting for leases. In particular, lessees will recognize lease assets and lease liabilities for operating leases. This update will have a minimal effect on lessor accounting. ASU 2016-02 is effective in the first quarter of the fiscal year ending 2019. The Company is currently assessing the impact on its financial reporting of implementing this guidance.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash

(“ASU 2016-18”). ASU 2016-18 changes the cash flow presentation and disclosures of restricted cash. The

Company implemented this update in the presented financial statements.

Note 2 – Revenue

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

Domes are hemispheric or curved metal structures fabricated from mostly aluminum metal tubing and sheets at the Company’s factory. Some Dome components have a special optical coating applied by a partner vendor. The Dome components are shipped to a customer site and are assembled and installed in or on the customer’s building by Company employees or subcontractors. Domes are often sold with an Audio-Visual System to serve as projection screens but can also be sold separately. Most often a Dome sold separately is used as a projection screen but occasionally they are used as architectural treatments. Dome projection screens sold separately can be used for existing planetarium theaters or other special visitor attractions such as theme park rides. A typical Dome is a hemispheric structure ranging from 40 to 70 feet in diameter but Domes are also produced in various curved shapes and sizes to accommodate a special purpose. Dome sales typically range from $200 to $1,000 but occasionally exceed this range for sales of multiple complex structures priced at several million dollars.

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

Most of the Company’s revenue comes from sales of Audio-Visual Systems and Domes for planetarium theaters or other visitor attractions. Sales can be to existing theaters interested in upgrading or to a new theater. Service Support and Show Content provide a reasonably steady stream of repeat revenue from existing customers which supplements the revenue from Audio-Visual Systems and Domes. As such, the Company relies on Audio-Visual Systems and Domes sales to new projects to generate the volume of revenue necessary sustain the business. Customer sales sometimes can take years to consummate from the initial planning stage to the award of the contract. Often there is a competitive bid process with multiple suppliers involved.

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

Multiple Performance Obligations

Some contracts include multiple performance obligations. Significant performance obligations commonly include the supply of Audio-Visual Systems, Domes, Show Content and various Service deliverables.  Revenue earned on performance obligations are allocated to each deliverable based on the relative fair values.  Relative fair values of performance obligations are generally determined based on actual and estimated selling price. Completion times of such contract obligations vary but typically occur within a three to twelve-month time period.

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

Domes. The Company’s Domes are sold for a fixed price under non-cancelable contracts. Because Domes have custom design and interface features, there is no practical alternative use for a Dome after it is sold. As discussed above under Audio-Visual Systems, when there is no alternative use for the product and there is an enforceable right to payment, Topic 606 requires revenue to be recognized over the time of performance. Accordingly, the Company continues to use the percentage-of-completion method utilizing cost-to-cost methodology for the recognition of revenue for the sale of Domes, as it has prior to the adoption of Topic 606.

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

Disaggregation of Revenue

In the following table, revenue reported for the year ended December 31, 2018 under Topic 606 is disaggregated by primary geographical market, major product line, timing of revenue recognition and product application.

Product Application	Planetarium Theaters	Other Visitor Attractions	Architectural Treatments	Total

Primary Geographic Area:

North America	$ 23,443	$ 1,452	$ 1,022	$ 25,917
Europe	2,607	1,175	-	3,782
Asia	4,077	1,911	-	5,988
Other	1,506	-	-	1,506
	$ 31,633	$ 4,538	$ 1,022	$ 37,193

Products:

Audio-Visual Systems	$ 21,315	$ 1,646	$ -	$ 22,961
Domes	5,686	2,892	1,022	9,600
Show Content	2,225	-	-	2,225
Maintenance and Service	2,407	-	-	2,407
	$ 31,633	$ 4,538	$ 1,022	$ 37,193

Timing of revenue recognition:

Goods transferred at point in time	$ 2,935	$ -	$ -	$ 2,935
Goods and services transferred over time	28,698	4,538	1,022	34,258
	$ 31,633	$ 4,538	$ 1,022	$ 37,193

Contract Balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of December 31, 2018 and January 1, 2018:

	December 31, 2018	January 1, 2018

Receivables reported as accounts receivable, net	$ 3,250	$ 3,794
Contract revenue in excess of billings	3,484	3,517
Billings in excess of contract revenue	5,959	6,265

Significant changes in the contract assets and the contract liabilities balances during the year are as follows:

	Contract Assets	Contract Liabilities

Revenue recognized that was included in the contract liability balance at the beginning of the year		$ (4,697)

Increases due to amounts billed to customers, excluding amounts recognized as revenue during the year		$ 4,391

Transferred to receivables from contract assets recognized at the beginning of the year	$ (3,404)

Increases as a result of revenue recognized, excluding amounts transferred to receivables during the year	$ 3,371

Contract revenue in excess of billings are contract assets that arise when revenue recognized on a contract exceeds the cumulative progress billings. Contracts generally provide for an enforceable right to payment for performance completed to date but do not necessarily have a present right to consideration payment for performance completed until the event that triggers the progress billing. The contract assets are transferred to receivables when the rights to payment occur and amounts are billed. Billings in excess of contract revenue are contract liabilities that arise when progress billings on a contract exceed the revenue recognized. Contract liabilities are relieved as the performance obligation is completed and revenue is recognized. Progress billings vary among contracts and can be triggered by chronological milestones, performance events or other various measurements of performance.

Backlog of Remaining Customer Performance Obligations

The following table includes estimated revenue expected to be recognized and recorded as sales in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	2019	2020	2021	2022	2023

Sales	$15,881	$678	$546	$170	$91

Note 3 – Changes in Accounting Policies

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

The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements for year ended December 31, 2018:

CONDENSED CONSOLIDATED BALANCE SHEETS
Impact of changes in accounting policies
			Balances
			without
			adoption of
December 31, 2018	As reported	Adjustments	Topic 606
Cash and cash equivalents	$ 8,365	$ -	$ 8,365
Restricted cash	220	-	220
Contract revenue in excess of billings	3,484	(1,130)	2,354
Inventories, net	3,072	712	3,784
Others	12,020	-	12,020
Total assets	27,161	(418)	26,743

Billings in excess of contract revenue	5,959	44	6,003
Others	13,198	-	13,198
Total liabilities	19,157	44	19,201
Accumulated deficit	(42,778)	(462)	(43,240)
Others	50,782		50,782
Total stockholders’ equity	8,004	(462)	7,542
Total liabilities and stockholders’ equity	$ 27,161	$ (418)	$ 26,743

			Balances
			without
			adoption of
For the year ended December 31, 2018	As reported	Adjustments	Topic 606
Sales	$ 37,193	$ 432	$ 37,625
Cost of sales	(23,469)	(211)	(23,680)
Selling, general and administrative	(6,561)	-	(6,561)
Income tax expense	(21)	-	(21)
Others	(3,395)	-	(3,395)
Net income	$ 3,747	$ 221	$ 3,968

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Impact of changes in accounting policies
			Balances
			without
			adoption of
For the year ended December 31, 2018	As reported	Adjustments	Topic 606
Net income	$ 3,747	$ 221	$ 3,968
Adjustments to reconcile net income to
net cash used in operating activities:
Other	1,057	-	1,057
Changes in:
Inventories	(449)	211	(238)
Contract revenue in excess of billings	33	1,130	1,163
Billings in excess of contract revenue	(306)	(1,562)	(1,868)
Other	(353)	-	(353)
Net cash from operating activities	3,729	-	3,729
Net cash from investing activities	(101)	-	(101)
Net cash from financing activities	$ (631)	$ -	$ (631)

Note 4 – Goodwill

Goodwill of $635 resulted from the acquisition of the Company’s wholly owned subsidiary, Spitz, and was measured as the excess of the $2,884 purchase consideration paid over the fair value of the net assets acquired. The Company has made its annual assessment of impairment of goodwill and has concluded that goodwill is not impaired as of December 31, 2018.

Note 5 – Lease Receivable

In 2016, the Company entered into a lease agreement with a customer whereby the Company will be the Lessor and the customer will be the lessee of a Planetarium System produced, delivered and installed by the Company. The lease term is 5 years and requires the customer to make rent payments to the Company over the lease term in accordance with the fixed schedule in the agreement.  The equipment will be returned to the Company at the end of the lease term at which time the Company estimates that the system will have no residual value.  The customer obtained control of the leased assets upon delivery and acceptance of the system on December 7, 2016.  The lease is accounted for as a sales-type lease since the lease term is for substantially all of the economic life of the system, the present value of the lease payments amounts to substantially all of the fair value of the underlying assets, and the customer will retain the control with substantially all of the risks and awards of ownership of the system.  The discounted present value of the payments to be made under the lease agreement, using an annual rate of 6%, amounts to $1,754. This amount represents the fair value of the equipment of $1,678 and the maintenance services E&S is to provide over the terms of the lease valued at $76.  In 2016, the Company recorded the sale of the system of $1,678 and $76 of deferred revenue representing the value of the maintenance services.  In 2017, the Company collected $307 in lease payments of which $55 was recorded as interest income and $252 as principal reduction of the lease receivable. In 2018, the Company collected $307 in lease payments of which $60 was recorded as interest income and $247 as principal reduction of the lease receivable.

The balance of lease receivable as of December 31, 2018 and 2017 is recorded as follows:

	2018	2017

Lease receivable	$ 262	$ 247
Lease receivable long term	574	836
Total	$ 836	$ 1,083

Note 6– Leases and deferred gain on disposal of building assets

The Company occupies real property and uses certain equipment under lease arrangements that are accounted for as operating leases.  The Company’s real property leases contain escalation clauses.  Rental expense for all operating leases for 2018 and 2017 was $151 and $148, respectively.

In November 2014, the Company agreed to an extension of its lease for its corporate office buildings and its interest in the lease for the land occupied by the buildings for a term of 5 years. Base annual rent was $549 until April 1, 2018 when the base annual rent increased to $570. The annual rent expense on a straight-line basis is $555. The new lease obligation is recorded as an operating lease for a term of five years which commenced November 1, 2014.  The accounting for the lease extension resulted in a $620 gain on the disposition of leased assets under the prior lease which was deferred and is being amortized over the five-year term of the new operating lease. There was also a $1,526 gain from the extinguishment of a deferred rent credit related to the underlying land lease which is being amortized over the five-year term of the new operating lease. The amortization of the deferred gain and deferred rent credit reduces the rent expense attributable to the cash rent payments.

Future minimum rent expense payments under the new operating lease and the remaining deferred gain from the disposal of the building assets and deferred rent credit to be recognized are as follows:

Years Ending	Minimum Lease	Gain on	Deferred	Net Rent
December 31,	Payments	Building	Rent Credit	Expense

2019	475	(106)	(264)	105
Total	$ 475	$ (106)	$ (264)	$ 105

There are no other lease obligations that have initial or remaining non-cancelable lease terms in excess of one year.

Note 7 - Employee Retirement Benefit Plans

Settlement of Pension Plan Liabilities

On April 21, 2015, the Company, as the administrator of its qualified defined benefit pension plan (“Pension Plan”), and the Pension Benefit Guaranty Corporation (“PBGC”) entered into an Agreement for Appointment of Trustee and Termination of Plan (the “Termination Agreement”) (a) terminating the Pension Plan, (b) establishing March 9, 2013 as the Plan’s termination date and (c) appointing the PBGC as statutory trustee of the Pension Plan.

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

To secure the Company’s obligations under the Pension Settlement Agreement, on April 21, 2015, the Company also entered into a Security Agreement with the PBGC (the “Security Agreement”), and executed an Open-End Mortgage in favor of the PBGC (the “Mortgage”) on certain real property owned by the Company’s subsidiary, Spitz, Inc. (“Spitz”). The Security Agreement and Mortgage grant to the PBGC a security interest on all of the Company’s presently owned and after-acquired property and proceeds thereof, free and clear of all liens and other encumbrances, except those described therein (the “Senior Liens”). The PBGC’s security interest in the Company’s property is subordinate to the Company’s two senior lenders pursuant to the Security Agreement and agreements between the PBGC and the lenders (the “Intercreditor Agreements”). The Intercreditor Agreements provide for the lenders to extend credit to the Company, secured by the Senior Liens, up to specified limits. The Intercreditor Agreement between the lender of the mortgage notes and line of credit (see Note 8) and the PBGC provides for total aggregate loans of up to $6,500 secured by Senior Liens on Spitz assets. The second Intercreditor Agreement between another lender and the PBGC provides for up to $3,000 of letter of credit indebtedness secured by Senior Liens on cash deposits.

The balance of the Pension Settlement Obligation is recorded on the balance sheet as of December 31, 2018 and 2017 as follows:

	2018	2017
Current portion of pension settlement obligation	$ 438	$ 409
Pension settlement obligation, net of current portion	4,042	4,478
Total Pension Settlement Obligation	$ 4,480	$ 4,887

Supplemental Executive Retirement Plan (SERP)

The SERP provides eligible former executives, employed by the Company prior to 2002, defined pension benefits based on average salary, years of service and age at retirement.  The SERP was amended in 2002 to discontinue further SERP gains from future salary increases and close the SERP to new participants.

Obligations and Funded Status for SERP

E&S uses a December 31 measurement date for the SERP.

Information concerning the obligations, plan assets and funded status of employee retirement defined benefit plans are provided below:

Changes in benefit obligation	2018	2017

Projected benefit obligation - beginning of year	$ 4,650	$ 4,851
Interest cost	136	156
Actuarial loss (gain)	(119)	103
Benefits paid	(445)	(460)
Projected benefit obligation - end of year	$ 4,222	$ 4,650

Changes in plan assets	2018	2017

Contributions	$ 445	$ 460
Benefits paid	(445)	(460)
Fair value of plan assets - end of year	$ -	$ -

Net amount recognized	2018	2017

Unfunded status	$ (4,222)	$ (4,650)
Unrecognized net actuarial loss	1,976	2,176
Net amount recognized	$ (2,246)	$ (2,474)

Amounts recognized in the consolidated balance sheets consisted of:

	2018	2017

Accrued liability	$ (4,222)	$ (4,650)
Accumulated other comprehensive loss	1,976	2,176
Net amount recognized	$ (2,246)	$ (2,474)

Components of net periodic benefit cost:

	2018	2017

Interest cost	$ 136	$ 156
Amortization of actuarial loss	81	75
Amortization of prior year service cost	-	-
Net periodic benefit expense	$ 217	$ 231

Additional information

Pension expense was $217 and $231 for the years ended December 31, 2018 and 2017, respectively, which consisted of net periodic benefit expense for the SERP.

The SERP minimum liability recorded in other comprehensive loss decreased $200 in 2018 compared to an increase of $30 in 2017.  The decrease in 2018 was primarily due to an increase in the discount rate and change to the mortality table offset by an increase due to the change to payout assumption. The increase in 2017 was caused by a decrease in the discount rate, partly offset by a change to the mortality table.

Assumptions

The weighted average assumptions used to remeasure benefit obligations as of December 31, 2018 and 2017 included a discount rate of 3.8% and 3.1%, respectively, for the SERP.  The weighted average assumptions used to determine net periodic cost for the years ended December 31, 2018 and 2017 included a discount rate of 3.8% and 3.1%, respectively, in each year for the SERP.

In prior years, for persons who have not yet commenced benefits, it was assumed that installment payments would commence on the valuation date and continue for 10 years.  That assumption was changed such that if an individual has not yet commenced benefit payments, the first payment would be a one-time lump sum equal to installments in arrears plus future installments commencing on the valuation date and continuing through the original end date assuming payments had commenced on the expected start date.

Cash Flows

Employer contributions

The Company is not currently required to fund the SERP.  All benefit payments are made by E&S directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes.

The Company expects to contribute and pay benefits of approximately $621 related to the SERP in 2019.

Estimated future benefit payments

As of December 31, 2018, the following benefits are expected to be paid based on actuarial estimates and prior experience:

Years Ending December 31,	SERP
2019	$ 621
2020	$ 426
2021	$ 414
2022	$ 407
2023	$ 392
2024-2028	$ 1,527

401(k) Deferred Savings Plan

The Company has a deferred savings plan that qualifies under Section 401(k) of the Internal Revenue Code.  The 401(k) plan covers all employees of the Company who have at least one year of service and who are age 18 or older.  Matching contributions of 50% are made on the first 6% of employee contributions after the employee has achieved one year of service.  Extra matching contributions can be made based on profitability and other financial and operational considerations.  Effective January 1, 2017, the Company started making a 3% contribution in addition to the matching contribution.  Contributions to the 401(k) plan for 2018 and 2017 were $444 and $451, respectively.

Note 8 –Debt

Long-term debt consisted of the following as of December 31, 2018 and 2017:

	2018	2017
First mortgage note payable due in monthly installments of $23 (interest at 5.75%) through January 1, 2024; payment and rate subject to adjustment every 3 years, next adjustment January 14, 2021	$ 1,221	$ 1,422
Second mortgage note payable due in monthly installments of $4 (interest at 5.99%) through October 1, 2028; payment and rate subject to adjustment every 5 years, next adjustment October 1, 2023	319	342

Total debt	1,540	1,764

Current portion of long-term debt	(237)	(224)
Long-term debt, net of current portion	$ 1,303	$ 1,540

Principal maturities on total debt are as follows:

Years Ending December 31,
2019	$ 237
2020	251
2021	267
2022	283
2023	299
Thereafter	203
Total debt	$ 1,540

Mortgage Notes

The first mortgage note payable represents the balance on a $3,200 note (“First Mortgage Note”) issued on January 14, 2004 by Spitz. The First Mortgage Note requires repayment in monthly installments of principal and interest over 20 years.  On January 14, 2006 and each third anniversary thereof, the interest rate on the First Mortgage Note is adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“3YCMT”).  The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original 20-year term.  On January 14, 2018, the 3YCMT was 2.09% and the interest rate on the First Mortgage Note remained at 5.75% per annum. As a result, the monthly installment amount remained at $23.

The second mortgage note payable represents the balance on a $500 note (“Second Mortgage Note”) issued on September 11, 2008 by Spitz. The Second Mortgage Note requires repayment in monthly installments of principal and interest over 20 years. On October 1, 2013 and each fifth anniversary thereof, the interest rate on the Second Mortgage Note is adjusted to the greater of 5.75% or 3% over the Five-Year Constant Maturity Treasury Rate published by the United States Federal Reserve (“5YCMT”).  The monthly installment is recalculated on the first month following a change in the interest rate. The recalculated monthly installment is equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original 20-year term.  On October 1, 2018, the fifth anniversary of the Second Mortgage Note, the 5YCMT was 2.99%. As a result, interest was adjusted to 5.99%. The monthly installment remains at $4.

The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreement.  The real property had a carrying value of $3,973 as of December 31, 2018. The Mortgage Notes are guaranteed by E&S.

Line of Credit

The Company is a party to a line-of-credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund Spitz working capital requirements. Under the line of credit agreement, interest is charged on amounts borrowed at the lender’s prime rate less 0.25%.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The line-of-credit agreement and mortgage notes (with the same commercial bank) contain cross default provisions whereby a default on either agreement will result in a default on both agreements. There were no borrowings outstanding under the line-of-credit agreement as of December 31, 2018.

Note 9 - Income Taxes

Income tax for 2018 and 2017 consisted of an expense of $21 and a benefit of $(111), respectively, of federal and state income taxes. The actual expense differs from the expected tax expense (benefit) as computed by applying the U.S. federal statutory income tax rate of 21 and 34 percent for 2018 and 2017, respectively, as follows:

	2018	2017

Income tax provision at U.S. federal statutory rate	$ 791	$ 466
State tax provision, net of federal income tax	116	48
Change in valuation allowance attributable to operations	(3,114)	(25,093)
Change in effective tax rate	111	22,311
Stock compensation	30	570
True-up adjustments and expiration of tax carryforwards and credits	2,105	1,568
Other, net	(18)	19
Income tax expense (benefit)	$ 21	$ (111)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	2018	2017

Property and equipment, principally due to differences in depreciation	$ 68	$ 71
Inventory reserves and other inventory-related temporary basis differences	437	361
Warranty, vacation, deferred rent and other liabilities	251	371
Retirement liabilities	543	645
Net operating loss carryforwards	35,532	38,536
Credit carryforwards	28	27
Other	181	143
Total deferred income tax	37,040	40,154
Less valuation allowance	(37,040)	(40,154)
Net deferred income tax	$ -	$ -

Worldwide income before income taxes consisted of the following:

	2018	2017

United States	$ 3,768	$ 1,370
International	-	-
Total	$ 3,768	$ 1,370

Income tax expense (benefit) consisted of the following:

	2018	2017
Current
U.S. federal	$ (1)	$ (8)
State	22	(103)
Total current expense (benefit)	$ 21	$ (111)
Deferred
U.S. federal	$ 1,477	$ 23,012
State	1,637	2,081
Total	3,114	25,093
Valuation allowance increase	(3,114)	(25,093)
Total deferred expense (benefit)	-	-

Total income tax expense (benefit)	$ 21	$ (111)

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

E&S has total federal net operating loss carryforwards of approximately $161,541 which expire from 2020 through 2036. The Company has federal minimum tax credit carryforwards of approximately $28 which do not expire. The Company has $3,400 of federal research credits that begin to expire in 2019 and $1,100 of state research credits that begin to expire in 2019. The Company has not recorded a benefit for these research credits in the financial statements because it does not meet the more-likely-than-not position recognition threshold. E&S also has state net operating loss carryforwards of approximately $34,500 that expire at various dates depending on the rules of the states to which the loss or credit is allocated.

The Company evaluates its deferred tax assets for realizability based on all of the available positive and negative evidence. Due to cumulative losses and the significance of the carryforwards, the Company determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, a valuation allowance has been established to offset the net deferred tax assets. During the years ended December 31, 2018 and 2017, the valuation allowance on deferred tax assets decreased by $3,114 and $25,093, respectively.

The Company is subject to audit by the IRS and various states for tax years dating back to 2015.  No federal or state tax returns are currently under audit. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Note 10 - Commitments and Contingencies

Letters of Credit

Under the terms of financing arrangements for letters of credit, E&S is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit or bank guarantees issued, plus other amounts necessary to adequately secure obligations with the financial institution.  As of December 31, 2017, there were outstanding letters of credit and bank guarantees of $312 which expired in 2018.  As of December 31, 2018, there were outstanding letters of credit and bank guarantees of $220 which are scheduled to expire in 2019.

Note 11 - Stock Option Plan

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

The number of shares, terms, and exercise periods of option grants are determined by the Board of Directors on an option-by-option basis. Options generally vest ratably over three years and expire ten years from the date of grant.  As of December 31, 2018, options to purchase 1,001,781 shares of common stock were authorized and reserved for future grant.

A summary of activity follows (shares in thousands):

	2018		2017
		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price

Outstanding as of beginning of the year	1,610	$ 0.66	1,625	$ 0.88
Granted	150	1.12	141	1.39
Exercised	-	-	-	-
Forfeited or expired	(163)	1.21	(156)	3.61
Outstanding as of end of the year	1,597	0.65	1,610	0.66

Exercisable as of end of the year	1,131	0.48	1,089	0.51

The weighted average fair value of options granted during 2018 and 2017 was $0.77 and $1.14, respectively.  As of December 31, 2018, options exercisable and options outstanding had a weighted average remaining contractual term of 4.7 and 5.7 years with aggregate intrinsic value of $385 and $385, respectively. As of December 31, 2017, options exercisable and options outstanding had a weighted average remaining contractual term of 4.4 and 5.8 years with aggregate intrinsic value of $566 and $637, respectively.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants made in 2018 and 2017:

	2018	2017
Expected life (in years)	3.5	3.5
Risk free interest rate	2.04%	1.47%
Expected volatility	125%	175%

Expected option lives and volatilities are based on historical data of the Company.  The risk free interest rate is calculated as the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no plans to do so.

As of December 31, 2018, there was approximately $90 of total unrecognized share-based compensation cost related to grants collectively under the 2004 Plan and 2014 Plan that will be recognized over a weighted-average period of 1.9 years.  As of December 31, 2017, there was approximately $140 of total unrecognized share-based compensation cost related to grants collectively under the 2004 Plan and 2014 Plan that will be recognized over a weighted-average period of 2.4 years.

Share-based compensation expense, from awards collectively under the 2004 Plan and 2014 Plan for the years ended December 31, 2018 and 2017 amounted to $149 and $177, respectively, and was included in general and administrative expense on the statements of comprehensive income.

Note 12 - Preferred Stock

Class A Preferred Stock

The Company has 5,000,000 authorized shares of Class A Preferred stock.  As of December 31, 2018 and 2017, there were no Class A Preferred shares outstanding.

Class B Preferred Stock

The Company has 5,000,000 authorized shares of Class B Preferred stock.  As of December 31, 2018 and 2017, there were no Class B Preferred shares outstanding.

Note 13 - Significant Customers

As of December 31, 2018, Customer D represented 24% of accounts receivable, and Customer E represented 10% of contract revenue in excess of billings.

As of December 31, 2017, Customers A and B each represented 10% of accounts receivable, and Customer C represented 30% of contract revenue in excess of billings.

For the year ended December 31, 2018, no customers represented 10% or more of total sales.  For the year ended December 31, 2017, Customer C represented 11% of total sales.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting.

       On January 1, 2018, the Company’s subsidiary began processing inventory transactions on the integrated accounting software system it uses for all other transactions. Prior to 2018 the subsidiary’s inventory and product bills of material were accounted for using a legacy system. This change was made to improve the efficiency of the accounting function through improved integration of all transactions. Also, transitioning off the legacy system provides better security and assurance of system support. The Company has made changes to its internal control over financial reporting in connection with this transition from the legacy system.

      Other than the improvements noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the year ended December 31, 2018, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND cORPORATE gOVERNANCE

Certain information required by Item 401 of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2019 Annual Meeting of Stockholders and that information is incorporated herein by reference.  Information required by Item 405 of Regulation S-K will be included under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for our 2019 Annual Meeting of Stockholders and that information is incorporated herein by reference.  Certain information required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” The information required by Item 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2019 Annual Meeting of Stockholders and that information is herein incorporated by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included under the captions, “Executive Compensation,” and, “Election of Directors,” in the Proxy Statement for our 2019 Annual Meeting of Stockholders and that information is herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for our 2019 Annual Meeting of Stockholders and that information is herein incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2018:

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders	1,596,700	$ 0.65	1,001,781
Equity compensation plans not approved by
security holders	-	-	-
Total	1,596,700	$ 0.65	1,001,781

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption, “Certain Relationships and Related Party Transactions,” in the Proxy Statement for our 2019 Annual Meeting of Stockholders and that information is herein incorporated by reference. The information required by Item 407(a) of Regulation S-K will be included under the caption, “Election of Directors,” in the Proxy Statement for our 2019 Annual Meeting of Stockholders and that information is herein incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the caption, “Report of the Audit Committee of the Board of Directors,” in the Proxy Statement for our 2019 Annual Meeting of Stockholders and that information is herein incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)List of documents filed as part of this report

1.Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this report on Form 10-K.

•Consolidated Balance Sheets as of December 31, 2018 and 2017

•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018 and 2017

•Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2018 and 2017

•Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

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

Material contracts

Management contracts and compensatory plans

10.1Amended and Restated Evans & Sutherland Computer Corporation’s Supplemental Executive Retirement Plan (SERP), dated May 16, 2002, filed as Exhibit 10.38 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.2Evans & Sutherland Computer Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on May 16, 2014, and incorporated herein by reference.

10.3Form of Incentive Stock Option Award Agreement under the Evans & Sutherland Computer Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on May 16, 2014, and incorporated herein by reference.

10.4Form of Non-Qualified Stock Option Award Agreement under the Evans & Sutherland Computer Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.3 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on May 16, 2014, and incorporated herein by reference.

10.5Form of Indemnification Agreement, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on September 2, 2016, and incorporated herein by reference.

10.6Employment Agreement by and between Evans & Sutherland Computer Corporation and Jonathan Shaw, dated September 2, 2016, filed as Exhibit 10.3 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on September 2, 2016, and incorporated herein by reference.

10.7Employment Agreement by and between Evans & Sutherland Computer Corporation and Kirk Johnson, dated September 2, 2016, filed as Exhibit 10.4 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on September 2, 2016, and incorporated herein by reference.

10.8Employment Agreement, by and between Evans & Sutherland Computer Corporation and Paul Dailey, dated December 15, 2016, filed as Exhibit 10.9 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

10.9First Amendment to Employment Agreement, by and between Evans & Sutherland Computer Corporation and Jonathan Shaw, dated January 9, 2017 filed as Exhibit 10.10 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

10.10First Amendment to Employment Agreement, by and between Evans & Sutherland Computer Corporation and Kirk Johnson, dated January 9, 2017, filed as Exhibit 10.11 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

Other material contracts

10.11Guaranty, dated April 28, 2006, by Evans and Sutherland Computer Corporation, filed as Exhibit 10.7 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.12Pledge Agreement, dated April 28, 2006, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.8 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.13Security Agreement, dated April 28, 2006, by and between Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.9 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.14Open-end Mortgage and Security Agreement, dated April 28, 2006, by and between Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.10 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.15Mortgage Note dated January 14, 2004, of Transnational Industries, Inc. and Spitz, Inc. to First Keystone Bank filed as Exhibit 10.25 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.16Open-End Mortgage and Security Agreement dated January 14, 2004, between Spitz, Inc. and First Keystone Bank filed as Exhibit 10.26 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.17Loan Agreement dated as January 14, 2004, between First Keystone Bank, Transnational Industries, Inc. and Spitz, Inc filed as Exhibit 10.27 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.18First Modification Agreement to Mortgage Loan Agreements, dated March 30 2007, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.28 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.19Guaranty, dated March 30, 2007 by Evans and Sutherland Computer Corporation, filed as Exhibit 10.30 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.20First Amendment to Sublease Agreement dated November 4, 2014, by and between Evans & Sutherland Computer Corporation and Wasatch Research Park I, LLC, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended September 26, 2014 and incorporated herein by reference.

10.21   Line of Credit Agreement between Spitz, Inc. and Bryn Mawr Trust Company dated March 15, 2012 filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended September 26, 2014 and incorporated herein by reference.

10.22Settlement Agreement, dated April 21, 2015, between Pension Benefit Guaranty Corporation, Evans & Sutherland Computer Corporation and Spitz, Inc., filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on April 24, 2015, and incorporated herein by reference.

10.23Agreement for Appointment of Trustee and Termination of Plan, dated April 21, 2015, between Pension Benefit Guaranty Corporation and Evans & Sutherland Computer Corporation, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on April 24, 2015, and incorporated herein by reference.

10.24Security Agreement, dated April 21, 2015, between Pension Benefit Guaranty Corporation, Evans & Sutherland Computer Corporation and Spitz, Inc., filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on April 24, 2015, and incorporated herein by reference.

10.25Open-End Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated April 21, 2015, executed by Spitz, Inc. in favor of Pension Benefit Guaranty Corporation, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on April 24, 2015, and incorporated herein by reference.

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

March 8, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Shaw	Chief Executive Officer	March 8, 2019
Jonathan Shaw	and Director
(Principal Executive Officer)

/s/ Paul L. Dailey	Chief Financial Officer	March 8, 2019
Paul L. Dailey	(Principal Financial Officer and Principal Accounting Officer)

/s/ L. Tim Pierce	Director	March 8, 2019
L. Tim Pierce

/s/ William Schneider, Jr.	Director	March 8, 2019
William Schneider, Jr.

/s/ James P. McCarthy	Director	March 8, 2019
James P. McCarthy

/s/ E. Michael Campbell	Director	March 8, 2019
E. Michael Campbell

/s/ William E. Stringham	Director	March 8, 2019
William E. Stringham