Form 10-Q
period 2019-03-29
EVANS & SUTHERLAND COMPUTER CORP
filed 2019-05-10
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

__________________________________________________

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended March 29, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __ No X

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.20 par value	ESCC	Over-the-Counter Markets

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on May 10, 2019 was 11,482,516.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended March 29, 2019

PART I – FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share and per share data)

	March 29,	December 31,
	2019	2018
		(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$6,244	$8,365
Restricted cash	251	220
Accounts receivable, net	3,794	3,250
Current portion of lease receivable	266	262
Contract revenue in excess of billings	2,525	3,484
Inventories, net	3,350	3,072
Prepaid expenses and deposits	777	655
Total current assets	17,207	19,308
Long-term lease receivable, net of current portion	506	574
Operating lease right-of-use asset	49	187
Property and equipment, net	4,387	4,395
Goodwill	635	635
Other assets	2,159	2,249
Total assets	$24,943	$27,348

LIABILITIESANDSTOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable	$1,263	$1,527
Accrued liabilities	1,303	1,059
Billings in excess of contract revenue	4,414	5,959
Current portion of operating lease liability	49	188
Current portion of retirement obligations	643	621
Current portion of pension settlement obligation	438	438
Current portion of long-term debt	240	237
Total current liabilities	8,350	10,029
Retirement obligations, net of current portion	3,533	3,601
Pension settlement obligation, net of current portion	4,042	4,042
Long-term debt, net of current portion	1,241	1,303
Total liabilities	17,166	18,975
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized; 11,746,866 shares issued	2,349	2,323
Additional paid-in-capital	53,988	53,967
Common stock in treasury, at cost, 264,350 shares	(3,532)	(3,532)
Accumulated deficit	(43,052)	(42,409)
Accumulated other comprehensive loss	(1,976)	(1,976)
Total stockholders’ equity	7,777	8,373
Total liabilities and stockholders’ equity	$24,943	$27,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended
	March 29,	March 30,
	2019	2018
		(As Adjusted)

Sales	$7,165	$7,581
Cost of sales	(4,961)	(4,972)
Gross profit	2,204	2,609
Operating expenses:
Selling, general and administrative	(1,817)	(1,773)
Research and development	(902)	(767)
Pension	(57)	(54)
Total operating expenses	(2,776)	(2,594)

Operating income (loss)	(572)	15
Other expense, net	(71)	(75)
Loss before income tax provision	(643)	(60)
Income tax provision	-	(11)
Net loss	$(643)	$(71)

Net loss per common share – basic and diluted	$(0.06)	$(0.01)

Weighted average common shares outstanding – basic
and diluted	11,406	11,353

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited) (In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balance, December 31, 2017	11,617	$ 2,323	$ 53,818	$ (3,532)	$ (47,208)	$ (2,176)	$ 3,225
Balance at January 1, 2018, as previously reported	11,617	2,323	53,818	(3,532)	(47,208)	(2,176)	3,225
Impact of change in accounting
policy topic 606	-	-	-	-	683	-	683
Impact of change in accounting
policy topic 842	-	-	-	-	808	-	808
Adjusted balance at January 1, 2018	11,617	2,323	53,818	(3,532)	(45,717)	(2,176)	4,716
Net loss	-	-	-	-	(71)	-	(71)
Stock-based compensation	-	-	39	-	-	-	39
Balance, March 30, 2018 (as adjusted)	11,617	$ 2,323	$ 53,857	$ (3,532)	$ (45,788)	$ (2,176)	$ 4,684

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balance, December 31, 2018 (as adjusted)	11,617	$ 2,323	$ 53,967	$ (3,532)	$ (42,409)	$ (1,976)	$ 8,373
Net loss	-	-	-	-	(643)	-	(643)
Exercise of stock options	130	26	(5)	-	-	-	21
Stock-based compensation	-	-	26	-	-	-	26
Balance, March 29, 2019	11,747	$ 2,349	$ 53,988	$ (3,532)	$ (43,052)	$ (1,976)	$ 7,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended
	March 29,	March 30,
	2019	2018
		(As Adjusted)

Cash flows from operating activities:
Net loss	$(643)	$(71)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66	67
Provision for excess and obsolete inventory	-	99
Noncash lease expense	138	130
Other	(16)	93
Changes in operating assets and liabilities:
Increase in accounts receivable	(502)	(1,190)
Decrease in lease receivable	64	60
Increase in inventories	(278)	(446)
Decrease (increase) in contract revenue in excess of billings	959	(752)
Increase in prepaid expenses and other assets	(32)	(95)
Decrease in accounts payable	(264)	(492)
Increase in accrued liabilities	244	347
Decrease in accrued pension and retirement liabilities	(46)	(61)
Increase (decrease) in billings in excess of contract revenue	(1,545)	2,054
Decrease in operating lease liability	(139)	(129)
Net cash used in operating activities	(1,994)	(386)
		-
Cash flows from investing activities:
Purchases of property and equipment	(58)	(14)
Proceeds from sale of property and equipment	-	3
Net cash used in investing activities	(58)	(11)

Cash flows from financing activities:
Proceeds for shares issued on exercise of options	21	-
Principal payments on long-term debt	(59)	(55)
Net cash used in financing activities	(38)	(55)

Net decrease in cash, cash equivalents, and restricted cash	(2,090)	(452)
Cash, cash equivalents, and restricted cash as of beginning of the period	8,585	5,588
Cash, cash equivalents, and restricted cash as of end of the period	$6,495	$5,136

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$22	$25
Income taxes	9	25

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

All dollar amounts (except share and per share amounts) in thousands.

1.GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans & Sutherland Computer Corporation and subsidiaries (collectively, the “Company” or “E&S”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flows, in conformity with U.S. generally accepted accounting principles (“US GAAP”).  This report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2018.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The results of operations for the three months ended March 29, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.  The Company operates on a calendar year with the first three fiscal quarters ending on the last Friday of the thirteenth week in the quarter.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). In accordance with Topic 606, the Company recognizes revenue at a point of time or over the time of performance depending on the nature of the obligation.

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

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventories, net

Inventories consisted of the following:

	March 29,	December 31,
	2019	2018

Raw materials	$6,096	$5,979
Work in process	181	116
Finished goods	419	323
Reserve for obsolete inventory	(3,346)	(3,346)
Inventories, net	$3,350	$3,072

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) ("Topic 842"). Topic 842 changes the accounting for leases. In particular, lessees will recognize lease assets and lease liabilities for operating leases. Effective January 1, 2019, the Company implemented Topic 842 as described in Note 3.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.    REVENUE

Disaggregation of Revenue

In the following tables, revenue reported for the periods presented is disaggregated by primary geographical market, major product line, timing of revenue recognition and product application.

Three months ended March 29, 2019
Product Application	Planetarium Theaters	Other Visitor Attractions	Architectural Treatments	Total

Primary geographic area:

North America	$4,179	$215	$76	$4,470
Europe	1,373	316	-	1,689
Asia	485	38	-	523
Other	483	-	-	483
	$6,520	$569	$76	$7,165

Products:

Audio-Visual Systems	$4,396	$151	$-	$4,547
Domes	801	418	76	1,295
Show Content	771	-	-	771
Maintenance and Service	552	-	-	552
	$6,520	$569	$76	$7,165

Timing of revenue recognition:

Goods transferred at point in time	$816	$-	$-	$816
Goods and services transferred over time	5,704	569	76	6,349
	$6,520	$569	$76	$7,165

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three months ended March 30, 2018
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

Contract Balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of March 29, 2019:

	March 29, 2019	December 31, 2018

Receivables reported as accounts receivable, net	$3,794	$3,250
Contract revenue in excess of billings	2,525	3,484
Billings in excess of contract revenue	4,414	5,959

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Contract Assets	Contract Liabilities

Revenue recognized that was included in the contract liability balance at the beginning of the period		$(3,265)

Increases due to amounts billed to customers, excluding amounts recognized as revenue during the period		$ 1,720

Transferred to receivables from contract assets recognized at the beginning of the period	$ (1,343)

Increases as a result of revenue recognized, excluding amounts transferred to receivables during the period	$ 384

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

	Remainder of 2019	2020	2021	2022	2023

Sales	$14,233	$535	$256	$54	$50

3.    OPERATING LEASE

The Company adopted Topic 842, Leases, effective January 1, 2019 and adjusted the 2018 comparative period presented by applying the new standard as of January 1, 2018. As a result, the 2018 periods presented for comparative purpose have been adjusted to reflect the application of Topic 842 with an adjustment to opening balance of stockholders’ equity at January 1, 2018 for cumulative effect of the initial application (see Note 4).

The Company leases its office, shop and warehouse space in Salt Lake City, Utah under a non-cancellable operating lease agreement with an amended term that ended on April 30, 2019 (the “Facility Lease”). On April 15, 2019, the Company signed an amendment to the Facility Lease, for newly defined space with a term beginning on May 1, 2019 (see Note 7).

As a result of the adoption of ASC 842, the Company recognized an operating liability with a corresponding right-of-use (“ROU”) asset of the same amount based on the present value of the minimum rental payments of the Facility

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Lease as of January 1, 2018.   The discount rate used to compute the present value of the minimum rental payments of the lease is the Company’s estimated borrowing rate of 7.5%.  The operating lease expense is computed on straight-line basis which amounted to $142 reported as rent expense in each of the three-month periods presented.

Balance sheet information related to the lease is as follows:

	March 29,	December 31,
	2019	2018

Operating lease right-of-use asset	$49	$187
Operating lease liability, current portion	49	188

Maturities of the lease liability is as follows:

Future Minimum Lease Payments

2019	$47

Other information related to the lease:

	March 29,	March 30,
	2019	2018

Operating cashflows
Cash paid related to operating lease obligation	$143	$137
Remaining lease term (in years)
Operating lease	0.08	1.08

4.    CHANGES IN ACCOUNTING PRINCIPAL

As described in Note 3, the Company adopted Topic 842 Leases, effective January 1, 2019 resulting in the retrospective adjustment of the comparative 2018 periods presented. Prior to the application of Topic 842, the rent expense was recorded in the amount of the lease payments, adjusted on straight-line basis over the lease term, less the amortization of a deferred gain from a 2014 sale leaseback transaction.  Under Topic 842, this gain would be recognized at the time of the transaction and not deferred. As a result, there was an adjustment to eliminate the unamortized balance of the deferred gain for cumulative effect of the initial application which increased the opening balance of stockholders’ equity in the amount of $808 at January 1, 2018. The presented condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three-month period ended March 30, 2018 is adjusted to reflect an increase in rent expense in the amount of $110. The balance sheet presented as of December 31, 2018 is adjusted to reflect the ROU asset and operating lease liability described in Note 3 along with an increase stockholders’ equity of $369.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.STOCK OPTION PLAN

As of March 29, 2019, options to purchase 876,981 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.

A summary of activity in the stock option plan for the three months ended March 29, 2019 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of beginning of the period	1,597	$0.65
Granted	165	0.80
Exercised	(130)	0.17
Forfeited or expired	(40)	0.66
Outstanding as of end of the period	1,592	0.71

Exercisable as of end of the period	1,164	$0.61

As of March 29, 2019, options exercisable and options outstanding had a weighted average remaining contractual term of 5.72 and 6.54 years, respectively, and had an aggregate intrinsic value of $317.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company’s stock option plan.

The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first three months of 2019, were based on estimates as of the date of grant as follows:

Risk-free interest rate	2.64%
Dividend yield	0.00%
Volatility	81.16%
Expected life	3.5 years

Expected option life and volatility are based on historical data. The risk-free interest rate is calculated based on the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no foreseeable plans to do so.

The options exercised in the three-month period ended March 29, 2019 had an intrinsic value of $69.

As of March 29, 2019, there was approximately $122 of total unrecognized share-based compensation cost related to grants under the stock option plan that will be recognized over a weighted-average period of 2.4 years.

Share-based compensation expense included in selling, general and administrative expense in the statements of operations for the three-month periods ended March 29, 2019 and March 30, 2018 was $26 and $39, respectively.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.EMPLOYEE RETIREMENT BENEFIT PLANS

Pension and Retirement Obligations

In 2015, the Company terminated a defined pension plan and settled the resulting liabilities in exchange for a fixed obligation secured by the Company’s assets (the “Pension Settlement Obligation”). The remaining payments due under the Pension Settlement Obligation consist of eight installments of $750 to the Pension Benefit Guaranty Corporation due annually on October 31. The Pension Settlement Obligation is recorded net of imputed interest expense at 7%, as a liability on the balance sheet.

The Company’s only remaining pension obligation is the Supplemental Executive Retirement Plan (“SERP”).

Employer Contributions

The Company is not currently required to fund the SERP.  All benefit payments are made by the Company directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes. The Company expects to contribute and pay SERP benefits of approximately $438 in the next 12 months.

Components of Net Periodic Benefit Expense

	Supplemental Executive
	Retirement Plan
	March 29,	March 30,
For the three months ended:	2019	2018

Interest cost	$37	$34
Amortization of actuarial loss	20	20
Net periodic benefit expense	$57	$54

7.SUBSEQUENT EVENTS

On April 15, 2019, the Company signed the second amendment to the Facility Lease (“Lease Amendment”).  The Lease Amendment effectively terminated, as of April 30, 2019, the current term of the Facility Lease, which was previously set to expire October 2019.  Under the Lease Amendment, effective May 1, 2019, the Company will continue to lease 60% of the space, while the other 40% will be leased from the Landlord by a third-party tenant.  The Company will continue to pay 100% of the maintenance and utility costs for the buildings and grounds, of which approximately 40% will be reimbursed by the third-party tenant in accordance with terms set by the Lease Amendment. The lease has a seven-year term with two five-year renewal options.  The monthly base rent will be $35 during the first year with a 3% escalation per year.

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

All dollar amounts are in thousands.

EXECUTIVE SUMMARY

As described in the notes to the condensed consolidated financial statements, the Company adopted Topic 842, Leases, with a date of the initial application of January 1, 2018. The Company applied Topic 842 by retrospectively adjusting the 2018 financial statements presented for comparison in this Form 10-Q. The retrospective adjustment increased the rent expense by $110 per quarter. The balance sheet effect of this increase in expense was offset by an adjustment for the cumulative effect of the application that resulted in a net increase to stockholders’ equity of $369 as of December 31, 2018.

The results for the first quarter of 2019 produced a net loss of $643 on sales of $7,165 compared to a net loss of $71 on sales of $7,581 for the comparable period of 2018, as adjusted for the application of Topic 842 described above. Sales for 2019 were lower due to the acceleration of customer deliveries in 2018 and a low volume of new customer orders. In addition to the lower sales, lower profit margins and higher operating expenses contributed to the 2019 net loss. The lower profit margins were attributable to the types of customer projects and higher fixed overhead as a percentage of sales. Operating expenses increased mainly due to an increase in Research and Development activities aimed at new business development.

The low volume of new customer orders decreased the sales backlog to $15,128 as of March 29, 2019 compared to $17,366 as of December 31, 2018. New orders to replenish the sales backlog will be critical to produce sales at sufficient levels for profitable results. We remain encouraged that the Company’s sales prospects will produce sufficient orders to sustain sales at profitable levels over the long term; however, we anticipate that the low backlog as of March 29, 2019 could continue to challenge profitability in 2019. Notwithstanding the loss in the first quarter of 2019, profitable results over the past few years have strengthened the Company’s financial position. This presents an opportunity in periods of low sales to redirect staff and resources, which would otherwise be working on customer projects, toward research and development activities to expand our products for future sales growth.

The Company continually evaluates its business for opportunities to reduce operating costs. These efforts led the Company to amend the lease for its facility in Salt Lake City effective May 1, 2019. Prior to the amendment the Company occupied 100% of two buildings totaling approximately 68,000 square feet. Upon review of its current requirements, the Company determined that its operations could be served efficiently with approximately 60% of its currently leased space. Under the Lease Amendment, effective May 1, 2019, the Company will lease approximately 60% of the current lease space, while the other 40% will be leased from the Landlord by a third-party tenant. The initial annual rent payments will be reduced $148 annually.  Also, the Company estimated that’s its utility and maintenance costs will be reduced by about $200 for a total estimated annual cost reduction of approximately $348.

CRITICAL ACCOUNTING POLICIES &NBSP;

Certain accounting policies are considered by management to be critical to an understanding of our condensed consolidated financial statements.  Their application requires significant management judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  A summary of critical accounting policies can be found in our Form 10-K for the year ended December 31, 2018.  For all of these policies, management cautions that future results rarely develop exactly as forecasted, and the best estimates routinely require modification.

RESULTS OF OPERATIONS

Sales and Backlog

The following table summarizes our sales:

	Three Months Ended
	March 29,	March 30,
	2019	2018

Sales	$7,165	$7,581

The lower sales in 2019 were attributable to the acceleration of customer deliveries in 2018 and a low volume of new customer orders.

Revenue backlog decreased to $15,128 as of March 29, 2019, compared to $17,366 as of December 31, 2018. The decrease in the revenue backlog was mainly attributable to the high volume of sales from work on prior customer orders combined with a low volume of new orders booked in the first quarter of 2019.

Gross Profit

The following table summarizes our gross profit and the gross profit as a percentage of total sales:

	Three Months Ended
	March 29,	March 30,
	2019	2018

Gross profit	$2,204	$2,609
Gross profit percentage	31%	34%

The mix of products delivered and the types of customer contracts that contributed to the revenue in the periods presented, causes variability in the gross profit percentage. Also, the low 2019 sales resulted in higher fixed overhead cost of as a percentage of sales.

Operating Expenses

The following table summarizes our operating expenses:

	Three Months Ended
	March 29,	March 30,
	2019	2018

Selling, general and administrative	$1,817	$1,773
Research and development	902	767
Pension	57	54
Total operating expense	$2,776	$2,594

Selling, general and administrative expenses were slightly higher in 2019 compared to 2018, mainly due to inflationary cost increases.

Research and development expenses were higher in 2019 due to the deployment of more engineering resources to R&D activities made possible by lower customer delivery activities. Research and development expenses generally vary with use of engineering resources for product improvement projects and customer delivery activities.

Pension expense increased slightly in 2019 compared to 2018 due to an increase in the interest cost on the SERP.

Other Expense, net

The following table summarizes our other expense:

	Three Months Ended
	March 29,	March 30,
	2019	2018

Other expense, net	$(71)	$(75)

Other expense decreased in 2019 compared to 2018 mainly due to declining interest expense on the Pension Settlement Obligation and mortgage notes.

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

Cash Flows

In the first three months of 2019, $1,994 of cash used in operating activities was attributable to $455 of cash used by the net loss for the period, after the effect of non-cash items of $188, and cash used by changes to working capital of $1,539. The significant uses of cash from changes to working capital were an increase in accounts receivable and a decrease in billings in excess of contract revenue.  This was partially offset by a decrease in contract revenue in excess of billings.  These changes are attributable to the timing of billings, customer payments and new customer orders.

In the first three months of 2018, $386 of cash used in operating activities was attributable to $318 of cash provided by the net loss for the period, after the effect of non-cash items of $389 which was offset by cash used by changes to working capital of $704. The significant uses of cash from changes to working capital were increases in accounts receivable, contract revenue in excess of billings and inventory with a decrease in accounts payable. This was mostly offset by an increase in billings in excess of contract revenue resulting from advance billings to customers.  These changes are attributable to the timing of billings, customer payments and new customer orders.

Cash used in investing activities was $58 for the three months ended March 29, 2019 compared to $11 for the same period of 2018.  Investing activities for both periods presented consisted of property and equipment purchases. In 2018 investing activities included proceeds from the sale of equipment no longer being used.

For the three months ended March 29, 2019, financing activities used $38 of cash compared to $55 in 2018 for principal payments on mortgage notes.  Proceeds of $21 for the sale of common stock pursuant to the exercise of employee stock options partially offset the principal payments on the mortgage notes in 2019.

Line of Credit

The Company is a party to a line-of-credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund the working capital requirements of Spitz. Under the line of credit agreement, interest is charged on amounts borrowed at the lender’s prime rate less 0.25%.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The line-of-credit agreement and mortgage notes (with the same commercial bank) contain cross default provisions whereby a default on either agreement will result in a default on both agreements. There were no borrowings outstanding under the line-of-credit agreement as of March 29, 2019.

Letters of Credit

Under the terms of financing arrangements for letters of credit, the Company is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure obligations with the financial institutions who issue the letters of credit.  As of March 29, 2019, there were outstanding letters of credit and bank guarantees of $251, which are scheduled to expire during the year ending December 31, 2019.

Mortgage Notes

As of March 29, 2019, Spitz had obligations totaling $1,481 under its two mortgage notes payable.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the three months ended March 29, 2019, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

101The following materials from this Quarterly Report on Form 10-Q for the period ended March 29, 2019, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date:	May 10, 2019	By: /s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial and Accounting Officer)