Form 10-Q
period 2019-09-27
EVANS & SUTHERLAND COMPUTER CORP
filed 2019-11-12
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended September 27, 2019

or

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

Yes __ No X

The number of shares of the registrant’s Common Stock (par value $0.20 per share) outstanding on October 28, 2019 was 11,482,516.

FORM 10-Q

Evans & Sutherland Computer Corporation

Quarter Ended September 27, 2019

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except share and per share data)

	September 27,	December 31,
	2019	2018
		(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$6,024	$8,365
Restricted cash	252	220
Accounts receivable, net	3,319	3,250
Current portion of lease receivable	274	262
Contract revenue in excess of billings	3,563	3,484
Inventories, net	2,615	3,072
Prepaid expenses and deposits	461	655
Total current assets	16,508	19,308
Long-term lease receivable, net of current portion	367	574
Operating lease right-of-use asset	2,592	187
Property and equipment, net	4,297	4,395
Goodwill	635	635
Other assets	2,009	2,249
Total assets	$26,408	$27,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,049	$1,527
Accrued liabilities	1,428	1,059
Billings in excess of contract revenue	4,198	5,959
Current portion of operating lease liability	300	188
Current portion of retirement obligations	668	621
Current portion of pension settlement obligation	438	438
Current portion of long-term debt	247	237
Total current liabilities	8,328	10,029
Operating lease liability, net of current portion	2,268	-
Retirement obligations, net of current portion	3,430	3,601
Pension settlement obligation, net of current portion	4,042	4,042
Long-term debt, net of current portion	1,116	1,303
Total liabilities	19,184	18,975
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized;
no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized;
11,746,866 shares issued	2,349	2,323
Additional paid-in-capital	54,034	53,967
Common stock in treasury, at cost, 264,350 shares	(3,532)	(3,532)
Accumulated deficit	(43,651)	(42,409)
Accumulated other comprehensive loss	(1,976)	(1,976)
Total stockholders’ equity	7,224	8,373
Total liabilities and stockholders’ equity	$26,408	$27,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
		(As Adjusted)		(As Adjusted)

Sales	$ 5,702	$ 12,200	$20,873	$28,653
Cost of sales	(4,053)	(7,528)	(13,631)	(18,224)
Gross profit	1,649	4,672	7,242	10,429
Operating expenses:
Selling, general and administrative	(1,615)	(1,640)	(5,632)	(5,125)
Research and development	(723)	(628)	(2,459)	(2,148)
Pension	(57)	(55)	(170)	(163)
Total operating expenses	(2,395)	(2,323)	(8,261)	(7,436)

Operating income (loss)	(746)	2,349	(1,019)	2,993
Other expense, net	(56)	(68)	(204)	(243)
Income (loss) before income tax provision	(802)	2,281	(1,223)	2,750
Income tax provision	-	(30)	(19)	(61)
Net income (loss)	$ (802)	$ 2,251	$(1,242)	$2,689

Net income (loss) per common share – basic	$ (0.07)	$ 0.20	$(0.11)	$0.24
Net income (loss) per common share – diluted	$ (0.07)	$ 0.19	$(0.11)	$0.22

Weighted average common shares outstanding – basic	11,483	11,353	11,457	11,353
Weighted average common shares outstanding – diluted	11,483	12,012	11,457	12,002

The accompanying notes are an integral part of these condensed consolidated financial statements

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited) (In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balance, December 31, 2017	11,617	$ 2,323	$ 53,818	$ (3,532)	$ (47,208)	$ (2,176)	$ 3,225
Balance at January 1, 2018, as
previously reported	11,617	2,323	53,818	(3,532)	(47,208)	(2,176)	3,225
Impact of change in accounting
policy Topic 606	-	-	-	-	683	-	683
Impact of change in accounting
policy Topic 842	-	-	-	-	808	-	808
Adjusted balance at January 1, 2018	11,617	2,323	53,818	(3,532)	(45,717)	(2,176)	4,716
Net income	-	-	-	-	2,689	-	2,689
Stock-based compensation	-	-	112	-	-	-	112
Balance, September 28, 2018 (as adjusted)	11,617	$ 2,323	$ 53,930	$ (3,532)	$ (43,028)	$ (2,176)	$ 7,517

						Accumulated
			Additional			Other
	CommonStock		Paid-in	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balance, December 31, 2018 (as adjusted)	11,617	$ 2,323	$ 53,967	$ (3,532)	$ (42,409)	$ (1,976)	$ 8,373
Net loss	-	-	-	-	(1,242)	-	(1,242)
Exercise of stock options	130	26	(5)	-	-	-	21
Stock-based compensation	-	-	72	-	-	-	72
Balance, September 27, 2019	11,747	$ 2,349	$ 54,034	$ (3,532)	$ (43,651)	$ (1,976)	$ 7,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVANS & SUTHERLAND COMPUTER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine Months Ended
	September 27,	September 28,
	2019	2018
		(As Adjusted)

Cash flows from operating activities:
Net income (loss)	$(1,242)	$2,689
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	198	200
Bad debt expense	457	-
Provision for excess and obsolete inventory	-	219
Noncash lease expense	337	396
Other	30	136
Changes in operating assets (increases in parenthesis)
and liabilities (decreases in parenthesis):
Accounts receivable	(484)	(2,450)
Lease receivable	195	184
Inventories	457	315
Operating lease right-of-use asset	(44)	-
Contract revenue in excess of billings	(79)	(558)
Prepaid expenses and other assets	434	(116)
Accounts payable	(478)	418
Accrued liabilities	369	648
Accrued pension and retirement liabilities	(124)	(179)
Billings in excess of contract revenue	(1,761)	850
Operating lease liability	(318)	(393)
Net cash provided by (used in) operating activities	(2,053)	2,359

Cash flows from investing activities:
Purchases of property and equipment	(100)	(80)
Proceeds from sale of property and equipment	-	28
Net cash used in investing activities	(100)	(52)

Cash flows from financing activities:
Proceeds for shares issued on exercise of options	21	-
Principal payments on long-term debt	(177)	(167)
Net cash used in financing activities	(156)	(167)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,309)	2,140
Cash, cash equivalents, and restricted cash as of beginning of the period	8,585	5,588
Cash, cash equivalents, and restricted cash as of end of the period	$6,276	$7,728

Supplemental disclosures of non-cash investing and financing activities
New operating lease	$2,698	$-

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$65	$74
Income taxes	46	103

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

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.  The results of operations for the nine months ended September 27, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.  The Company operates on a calendar year with the first three fiscal quarters ending on the last Friday of the thirteenth week in the quarter.

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

Inventories, net

Inventories consisted of the following:

	September 27,	December 31,
	2019	2018

Raw materials	$5,387	$5,979
Work in process	115	116
Finished goods	459	323
Reserve for obsolete inventory	(3,346)	(3,346)
Inventories, net	$2,615	$3,072

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

Revenue for the three months ended September 27, 2019
Product Application	Planetarium Theaters	Other Visitor Attractions	Architectural Treatments	Total

Primary Geographic Area:
North America	$2,529	$351	$-	$2,880
Europe	747	24	-	771
Asia	1,095	118	-	1,213
Other	838	-	-	838
	$5,209	$493	$-	$5,702

Products:
Audio-Visual Systems	$2,854	$24	$-	$2,878
Domes	1,256	466	-	1,722
Show Content	448	-	-	448
Maintenance and Service	651	3	-	654
	$5,209	$493	$-	$5,702

Timing of revenue recognition:
Goods transferred at point in time	$749	$-	$-	$749
Goods and services transferred over time	4,460	493	-	4,953
	$5,209	$493	$-	$5,702

Revenue for the three months ended September 28, 2018
Product Application	Planetarium Theaters	Other Visitor Attractions	Architectural Treatments	Total

Primary Geographic Area:
North America	$7,545	$12	$-	$7,557
Europe	2,853	432	118	3,403
Asia	687	182	-	869
Other	371	-	-	371
	$11,456	$626	$118	$12,200

Products:
Audio-Visual Systems	$8,718	$360	$-	$9,078
Domes	1,842	266	118	2,226
Show Content	382	-	-	382
Maintenance and Service	514	-	-	514
	$11,456	$626	$118	$12,200

Timing of revenue recognition:
Goods transferred at point in time	$472	$-	$-	$472
Goods and services transferred over time	10,984	626	118	11,728
	$11,456	$626	$118	$12,200

Revenue for the nine months ended September 27, 2019
Product Application	Planetarium Theaters	Other Visitor Attractions	Architectural Treatments	Total

Primary Geographic Area:
North America	$10,118	$819	$125	$11,062
Europe	3,912	1,242	-	5,154
Asia	2,307	156	-	2,463
Other	2,194	-	-	2,194
	$18,531	$2,217	$125	$20,873

Products:
Audio-Visual Systems	$11,978	$804	$-	$12,782
Domes	3,056	1,337	125	4,518
Show Content	1,576	73	-	1,649
Maintenance and Service	1,921	3	-	1,924
	$18,531	$2,217	$125	$20,873

Timing of revenue recognition:
Goods transferred at point in time	$2,078	$73	$-	$2,151
Goods and services transferred over time	16,453	2,144	125	18,722
	$18,531	$2,217	$125	$20,873

Revenue for the nine months ended September 28, 2018
Product Application	Planetarium Theaters	Other Visitor Attractions	Architectural Treatments	Total

Primary Geographic Area:
North America	$16,449	$485	$629	$17,563
Europe	4,284	844	118	5,246
Asia	3,366	1,775	-	5,141
Other	703	-	-	703
	$24,802	$3,104	$747	$28,653

Products:
Audio-Visual Systems	$16,713	$772	$-	$17,485
Domes	4,725	2,332	747	7,804
Show Content	1,552	-	-	1,552
Maintenance and Service	1,812	-	-	1,812
	$24,802	$3,104	$747	$28,653

Timing of revenue recognition:
Goods transferred at point in time	$2,031	$-	$-	$2,031
Goods and services transferred over time	22,771	3,104	747	26,622
	$24,802	$3,104	$747	$28,653

Contract Balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of September 27, 2019 and December 31, 2018:

	September 27, 2019	December 31, 2018

Receivables reported as accounts receivable, net	$ 3,319	$ 3,250
Contract revenue in excess of billings	3,563	3,484
Billings in excess of contract revenue	4,198	5,959

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Contract Assets	Contract Liabilities

Revenue recognized that was included in the contract liability balance at the beginning of the period		$ (4,286)

Increases due to amounts billed to customers, excluding amounts recognized as revenue during the period		$ 2,525

Transferred to receivables from contract assets recognized at the beginning of the period	$ (2,679)

Increases as a result of revenue recognized, excluding amounts transferred to receivables during the period	$ 2,758

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

	Remainder of 2019	2020	2021	2022	2023

Sales	$ 5,785	$ 8,453	$ 1,711	$ 945	$ 381

3.    OPERATING LEASE

The Company leases its office, shop and warehouse space in Salt Lake City, Utah under a non-cancellable operating lease agreement. The lease agreement had an amended term set to expire October 2019 (the “Previous Facility Lease”). On April 15, 2019, the Company signed an amendment to the Previous Facility Lease (the “Lease Amendment”).  The Lease Amendment effectively terminated, as of April 30, 2019, the Previous Facility Lease, and revised the terms whereby, effective May 1, 2019, the Company continues to lease 60% of the space, while the other 40% is leased from the Landlord by a third-party tenant (“New Facility Lease”).  The Company continues to pay 100% of the maintenance and utility costs for the buildings and grounds, of which approximately 40% is reimbursed by the third-party tenant in accordance with terms set by the New Facility Lease. The New Facility Lease has a seven-year term with two five-year renewal options with monthly base rent of $35 during the first year with a 3% escalation per year.

As a result of the adoption of ASC 842, the Company recognized an operating lease liability with a corresponding right-of-use (“ROU”) asset of the same amount based on the present value of the minimum rental payments of the Previous Facility Lease as of January 1, 2018.  The discount rate used to compute the present value of the minimum rental payments of the Previous Facility Lease is the Company’s estimated borrowing rate of 7.5% as of the inception of the term of the Previous Facility Lease.  The operating lease expense was computed on the straight-line basis which amounted to $431 reported as rent expense in the nine-month period ended September 28, 2018 and $183 for the first four months of 2019 through the April 30, 2019 termination of the Previous Facility Lease.

For the New Facility Lease, the Company recognized an operating lease liability in the amount of $2,698 and a ROU asset in the amount of $2,742 as of May 1, 2019.  The operating lease liability consists of the present value of the minimum rental payments of the New Facility Lease.  The discount rate used to compute the present value of the minimum rental payments of the New Facility Lease is the Company’s estimated borrowing rate of 5.25% as of May 1, 2019.  The ROU asset consists of the lease liability plus an indirect cost of $44 attributable to negotiating and arranging the lease.  The operating lease expense is computed on the straight-line basis which amounts to $195 reported as rent expense for the five-month period ended September 27, 2019.

Balance sheet information related to Previous Facility Lease and New Facility Lease are as follows:

	September 27,	December 31,
	2019	2018

Operating lease right-of-use asset	$2,592	$187
Operating lease liability, current portion	300	188
Operating lease liability, net of current portion	2,268	-

The components of lease expense are as follows:

	September 27,	September 28,
	2019	2018

Amortization of right-of-use asset recorded as rent expense	$329	$405
Interest on lease liability included in other expense	49	26
Total lease cost	$378	$431

Maturities of the lease liability are as follows:

Future Minimum Lease Payments

2019	$106
2020	431
2021	444
2022	457
2023	471
2024	485
Thereafter	666
Total future minimum lease payments	3,060
Less: amount representing interest	(492)
Present value of future payments	2,568
Current portion	300
Long-term portion	$2,268

Other information related to the lease:

For the nine months ended:

	September 27,	September 28,
	2019	2018

Operating cashflows
Cash paid related to operating lease obligation	$354	$424
Remaining lease term (in years)
Operating lease	6.6	0.6

4.    CHANGES IN ACCOUNTING PRINCIPAL

As described in Note 3, the Company adopted Topic 842 Leases, effective January 1, 2019 resulting in the retrospective adjustment of the comparative 2018 periods presented. Prior to the application of Topic 842, the rent expense was recorded in the amount of the lease payments, adjusted on straight-line basis over the lease term, less the amortization of a deferred gain from a 2014 sale leaseback transaction.  Under Topic 842, this gain would be recognized at the time of the transaction and not deferred. As a result, there was an adjustment to eliminate the unamortized balance of the deferred gain for cumulative effect of the initial application which increased the opening balance of stockholders’ equity in the amount of $808 at January 1, 2018. The presented condensed consolidated statement of operations and condensed consolidated statement of cash flows for the nine-month period ended September 28, 2018 is adjusted to reflect an increase in rent expense in the amount of $330. The condensed consolidated balance sheet presented as of December 31, 2018 is adjusted to reflect the ROU asset and operating lease liability described in Note 3 along with an increase in stockholders’ equity of $369.

5.STOCK OPTION PLAN

As of September 27, 2019, options to purchase 876,581 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant.

A summary of activity in the stock option plan for the nine months ended September 27, 2019 follows (shares in thousands):

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding as of beginning of the period	1,597	$0.65
Granted	165	0.80
Exercised	(130)	0.17
Forfeited or expired	(40)	0.66
Outstanding as of end of the period	1,592	0.71

Exercisable as of end of the period	1,523	$0.61

As of September 27, 2019, options exercisable and options outstanding had a weighted average remaining contractual term of 5.2 and 6.0 years, respectively, and had an aggregate intrinsic value of $234.

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company’s stock option plan. The weighted average values of employee stock options granted under the stock option plan, as well as the weighted average assumptions used in calculating these values during the first nine months of 2019, were based on estimates as of the date of grant as follows:

Risk-free interest rate	2.64%
Dividend yield	0.00%
Volatility	81.15%
Expected life	3.5 years

Expected option life and volatility are based on historical data. The risk-free interest rate is calculated based on the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no foreseeable plans to do so.

The options exercised in the nine-month period ended September 27, 2019 had an intrinsic value of $69.

As of September 27, 2019, there was approximately $76 of total unrecognized share-based compensation cost related to grants under the stock option plan that will be recognized over a weighted-average period of 2.0 years.

Share-based compensation expense included in selling, general and administrative expense in the statements of operations for the nine-month periods ended September 27, 2019 and September 28, 2018 was $72 and $112, respectively.

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

The Company’s only remaining pension obligation is the Supplemental Executive Retirement Plan (“SERP”).

Employer Contributions

The Company is not currently required to fund the SERP.  All benefit payments are made by the Company directly to those who receive benefits from the SERP.  As such, these payments are treated as both contributions and benefits paid for reporting purposes. The Company expects to contribute and pay SERP benefits of approximately $668 in the next 12 months.

Components of Net Periodic Benefit Expense

	Supplemental Executive
	Retirement Plan
	September 27,	September 28,
For the nine months ended:	2019	2018

Interest cost	$110	$103
Amortization of actuarial loss	60	60
Net periodic benefit expense	$170	$163

	Supplemental Executive
	Retirement Plan
	September 27,	September 28,
For the three months ended:	2019	2018

Interest cost	$37	$35
Amortization of actuarial loss	20	20
Net periodic benefit expense	$57	$55

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

The results for the third quarter of 2019 produced a net loss of $802 on sales of $5,702 compared to net income of $2,251 on sales of $12,200 for the comparable period of 2018, as adjusted for the application of Topic 842 described above. The results for the first nine months of 2019 produced a net loss of $1,242 on sales of $20,873 compared to net income of $2,689 on sales of $28,653 for the comparable adjusted period of 2018. Sales for 2019 were lower due to the acceleration of customer deliveries in 2018 and a low volume of new customer orders. The low sales volume contributed to lower profit margins on sales due to the absorption of fixed overheard cost. Operating expenses in 2019 were higher than 2018 due to $457 of bad debt expense recorded in the second quarter of 2019 and increased research and development activities. The bad debt expense was the result of an increase in the allowance for doubtful accounts receivable for a customer in China. The Company has been evaluating possible collection efforts but recovery remains uncertain. The Company believes the increase in bad debt expense is an isolated occurrence. Although disappointed by the loss, the Company is encouraged by the progress from increased research and development activities made possible by the availability of resources due to a lower demand from customer contracts.

The sales backlog as of September 27, 2019 is $17,275 compared to $17,366 as of December 31, 2018. Although still low by historical comparison it is an improvement over the $13,024 reported as of June 28, 2019 due to a healthy volume of new orders in the third quarter of 2019. A continuing healthy volume of new orders to replenish the sales backlog will be critical to produce sales at sufficient levels for profitable results. We remain encouraged that the Company’s sales prospects will produce sufficient orders to sustain sales at profitable levels over the long term; however, we anticipate that the low backlog as of September 27, 2019 could continue to challenge profitability in 2019. Notwithstanding the loss in the first nine months of 2019, profitable results over the past few years have strengthened the Company’s financial position. This presents an opportunity in periods of low sales to redirect staff and resources, which would otherwise be working on customer projects, toward research and development activities to expand our products for future sales growth.

The Company continually evaluates its business for opportunities to reduce operating costs. These efforts led the Company to amend the lease for its facility in Salt Lake City effective May 1, 2019. Prior to the amendment the Company occupied 100% of two buildings totaling approximately 68,000 square feet. Upon review of its current requirements, the Company determined that its operations could be served efficiently with approximately 60% of its currently leased space. Under the Lease Amendment, effective May 1, 2019, the Company leases approximately 60% of the prior leased space, while the other 40% is leased from the Landlord by a third-party tenant. The initial annual rent payments are reduced $148 annually.  Also, the Company estimates that’s its utility and maintenance costs will be reduced by approximately $200 for a total estimated annual cost reduction of approximately $348.

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

RESULTS OF OPERATIONS

Sales and Backlog

The following table summarizes our sales:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018

Sales	$5,702	$12,200	$20,873	$28,653

The lower sales in 2019 were attributable to the acceleration of customer deliveries in 2018 and a low volume of new customer orders.

Revenue backlog decreased slightly to $17,275 as of September 27, 2019, compared to $17,366 as of December 31, 2018. The decrease in the revenue backlog was minimal due to the low 2019 sales which were replenished by an improving volume of new orders in the third quarter of 2019.

Gross Profit

The following table summarizes our gross profit and the gross profit as a percentage of total sales:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018

Gross profit	$1,649	$4,672	$7,242	$10,429
Gross profit percentage	29%	38%	35%	36%

The mix of products delivered and the types of customer contracts that contributed to the revenue in the periods presented, causes variability in the gross profit percentage. The lower 2019 gross profit percentage was mainly attributable to the low 2019 sales causing inefficiencies that increase overhead cost of as a percentage of sales. This contrasts with the high 2018 sales which resulted in efficiencies that lowered overhead cost as a percentage of sales. The lower sales had less effect on the gross profit percentage for the 2019 nine-month period because, in the second quarter of 2019, several projects were completed at costs lower than estimated as efforts to meet some customized product features and uncertain site conditions were less than anticipated. This resulted in high profit margins for the affected projects which offset much of the higher fixed overhead cost as a percentage of the lower 2019 sales.

Operating Expenses

The following table summarizes our operating expenses:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018

Selling, general and administrative	$1,615	$1,640	$5,632	$5,125
Research and development	723	628	2,459	2,148
Pension	57	55	170	163
Total operating expense	$2,395	$2,323	$8,261	$7,436

Selling, general and administrative expenses were lower for the three months ended September 27, 2019 compared to 2018 due to cost reductions including the effect of the Lease Amendment. For the nine-month periods presented, selling, general and administrative expenses in 2019 were higher compared to 2018, mainly due to a second quarter bad debt charge of $457 for a customer receivable in China.

Research and development expenses were higher in 2019 due to the deployment of more engineering resources to R&D activities made possible by lower customer delivery activities. Research and development expenses generally vary with use of engineering resources for product improvement projects and customer delivery activities.

Pension expense increased slightly in 2019 compared to 2018 due to an increase in the interest cost on the SERP.

Other Expense, net

The following table summarizes our other expense:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018

Other expense, net	$(56)	$(68)	$(204)	$(243)

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

Cash Flows

In the first nine months of 2019, $2,053 of cash used in operating activities was attributable to $220 of cash absorbed by the net loss for the period, after the effect of non-cash items of $1,022, and cash used by changes to working capital of $1,833. The significant uses of cash from changes to working capital were an increase in accounts receivable, a decrease in accounts payable and a decrease in billings in excess of contract revenue.  This was partially offset by a decrease in inventory and a decrease in prepaid expenses and other assets.  These changes are attributable to the timing of billings, customer payments and new customer orders.

In the first nine months of 2018, $2,359 of cash provided by operating activities was attributable to $3,640 of cash provided by the net income for the period, after the effect of non-cash items of $951 which was offset by cash used by changes to working capital of $1,281. The significant uses of cash from changes to working capital were increases in accounts receivable and contract revenue in excess of billings.  This was partially offset by an increase in billings in excess of contract revenue resulting from advance billings to customers.  These changes are attributable to the timing of billings, customer payments and new customer orders.

Cash used in investing activities was $100 for the nine months ended September 27, 2019 compared to $52 for the same period of 2018.  Investing activities for both periods presented consisted of property and equipment purchases. In 2018 investing activities included proceeds from the sale of equipment no longer being used.

For the nine months ended September 27, 2019, financing activities used $156 of cash compared to $167 in 2018 for principal payments on mortgage notes.  Proceeds of $21 for the sale of common stock pursuant to the exercise of employee stock options partially offset the principal payments on the mortgage notes in 2019.

Line of Credit

The Company is a party to a line-of-credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund the working capital requirements of Spitz. Under the line of credit agreement, interest is charged on amounts borrowed at the lender’s prime rate less 0.25%.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The line-of-credit agreement and mortgage notes (with the same commercial bank) contain cross default provisions whereby a default on either agreement will result in a default on both agreements. There were no borrowings outstanding under the line-of-credit agreement as of September 27, 2019.

Letters of Credit

Under the terms of financing arrangements for letters of credit, the Company is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure obligations with the financial institutions who issue the letters of credit.  As of September 27, 2019, there were outstanding letters of credit and bank guarantees of $252, most of which are scheduled to expire during the year ending December 31, 2019.

Mortgage Notes

As of September 27, 2019, Spitz had obligations totaling $1,363 under its two mortgage notes payable.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the nine months ended September 27, 2019, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

101  The following materials from this Quarterly Report on Form 10-Q for the period ended September 27, 2019, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVANS & SUTHERLAND COMPUTER CORPORATION

Date:	November 11, 2019	By: /s/ Paul Dailey
Paul Dailey, Chief Financial Officer
and Corporate Secretary
(Authorized Officer)
(Principal Financial and Accounting Officer)