Form 10-K
period 2019-12-31
EVANS & SUTHERLAND COMPUTER CORP
filed 2020-03-30
CIK 276283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

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

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: 801-588-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
NONE	N/A	N/A

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

 [ ] Yes   [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       [x] Yes       [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [x] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant as of June 28, 2019 the last business day of the registrant’s most recently completed second fiscal quarter was $4,669,905 based on the closing sale price of $0.80 as reported by the Over-the-Counter Market.

The number of shares of the registrant’s Common Stock outstanding as of March 30, 2020 was 11,482,516.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information from the Registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

EVANS & SUTHERLAND COMPUTER CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

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

Recent Developments

As more fully described in Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K, on February 9, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Elevate Entertainment Inc., a Delaware corporation (“Elevate”) and Elevate Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Elevate (“Purchaser”). Elevate is owned by Mirasol Capital, LLC, a Delaware limited liability company solely managed by Stephen T. Winn. Pursuant to the Merger Agreement, on February 27, 2020, Elevate and Purchaser commenced a cash tender offer to acquire all of the outstanding shares of common stock of the Company through a cash tender offer at a price of $1.19 per share. The tender offer expired at the end of March 25, 2020. As of the expiration of the tender offer period, approximately 10,576,487 shares of the Company’s common stock (excluding approximately 50,741 shares subject to guaranteed delivery procedures) were properly tendered and not withdrawn in the tender offer, representing approximately 92.1% of the aggregate number of then issued and outstanding shares of the Company’s common stock. Pursuant to the terms of the Merger Agreement, on March 26, 2020, Elevate accepted for purchase the tendered shares of common stock and announced that it intends to complete a second-step merger under Utah law in which Purchaser will merge with and into the Company, with the Company surviving as a subsidiary of Elevate. Because the number of shares accepted in the tender offer exceed 90% of the issued and outstanding shares of common stock of the Company, Elevate and Purchaser intend to complete the merger of the Company and Purchaser as promptly as practicable without a meeting and without the vote of the remaining shareholders of the Company, as permitted by Utah law. The Company filed a Current Report on Form 8-K to report expiration of the tender offer and the resulting change of control on March 26, 2020.

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

We continue to maintain a significant share of the overall planetarium market.  We estimate that the annual market for our planetarium products ranges from $65 million to $100 million and varies each year depending on the timing of customer projects.  We estimate our share of the planetarium market has ranged from 30% to 50% each year.  Additionally, we sell related products into tangential markets that are less defined which make up the balance of our revenue.

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

Description of Markets

We are an industry leader in providing full-dome hardware and software to an international customer base in the digital theater, planetarium, entertainment, training and educational markets.  In each of these markets, we face highly competitive conditions where we compete on features, performance, and responsiveness to customer needs as well as on price.  E&S is unique among its competitors by virtue of its capability as a single source that can directly supply and integrate all of the equipment in the planetarium theater, including the projection system, sound, lighting, computer control system and domed projection screen.  We believe our range of visual systems and services at various price and performance levels, our research and development investments and capabilities, our responsiveness to customers, and our ability to design and manufacture value-added visual systems enable us to compete effectively. Our competitive strengths with visual systems and services aid the sale of our dome projection screens as customers often require a new dome projection screen with their visual system. We also believe our capabilities to design and manufacture domes and certain other architectural structures are unique and enable us to compete effectively in all of the markets where these products are sold.

Digital Theater

In the digital theater market, our products compete with traditional optical-mechanical products and digital display systems offered by GOTO Optical Mfg. Co., Konica-Minolta Planetarium Co. Ltd., Carl Zeiss Inc., and Sky-Skan, Inc. The Company’s digital display systems are configured with standard commercial projectors similar to systems sold by our competitors.  Our proprietary Digistar full-dome digital system, along with other customized software tools differentiate our digital theater systems and compete favorably with competitive digital display systems. Our SciDome planetarium system, which uses a dome theater version of a retail desktop astronomy product with curriculum tools for teachers, creates a unique competitive advantage when targeting smaller classroom planetarium theaters. In 2019, we introduced DomeX™, a revolution in full-dome display technology. DomeX incorporates light-emitting diodes, commonly referred to as LED’s, directly into the dome surface, turning it into an active video display that outperforms projector-based solutions in contrast, brightness, reliability, and lifespan. Driven or powered by Digistar, DomeX has been introduced as a product for planetarium and giant screen dome theaters and may also create opportunities in specialty digital theater applications.

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

Domed Structures

Our Spitz subsidiary is the world's leading producer of domed projection screens. At Spitz we design, manufacture, and install domed projection screens used in digital theater and planetarium theaters and a variety of other applications such as ride simulators, special or large format film theaters, simulation training systems and architectural treatments. We have developed proprietary dome products such as our NanoSeam dome which we believe provides the smoothest, most uniform projection surface available.  Our dome structures include a newly designed structure which will serve as an integrating component for our new DomeX digital theater product. Our experience with dome projection screens enables us to advise on the architectural integration of domed projection screens and solve complex optical problems involving reflectivity and image distortion on compound curved surfaces. We believe that these skills are important to buyers of domed projection screens. The principal customers of our dome business are entities in the entertainment, educational and commercial and military simulation markets. Customers include major theme parks, casinos, world expositions, museums, schools, and military defense contractors. There is currently one known domestic competitor that manufactures domed projection screens. In addition, construction or metal fabrication contractors occasionally supply domed projection screens, particularly in foreign markets. The structures we design and supply for architectural treatments are sold as complements to our dome screen products or into the architectural market for a wide variety of interesting venues. Competition for our architectural treatment products usually comes from construction or metal fabrication contractors often with an alternative design idea.

Intellectual Property

We own a significant number of patents and trademarks and we are a licensee under several others.  Our portfolio of patents and trademarks, as a whole, contributes to our business.  However, no one piece of intellectual property is critical to our business, thus no individual piece of our intellectual property is separately discussed.  In the U.S. and internationally, we hold active patents that cover many aspects of our visualization technology.  Several patent applications are presently pending, and routinely other patent applications are in preparation. We actively pursue patents on our new technology, and we intend to vigorously protect our patent rights.  We often trademark key product names and brand names to protect our equity in the marketplace. We routinely copyright software and documentation and institute copyright registration when appropriate.  Currently we retain a total of 18 active U.S. patents.

Research and Development

We consider the timely development and improvement of our technology to be essential to maintain our competitive position and to capitalize on market opportunities.  We continue to fund essentially all research and development (“R&D”) efforts internally.

R&D efforts continue to improve Digistar, our popular full-dome digital system and a key component to our planetarium and dome theater products.  We also explore the possibility of other commercial applications for Digistar technology as opportunities arise. We conduct ongoing R&D to improve the functionality of SciDome to keep pace with updated versions of the desktop software it emulates and to take advantage of the latest digital display and theater technology. Some noteworthy specific R&D activities for our advance display and planetarium products include the development of unique techniques to display three-dimensional digital video and the expansion of educational curriculum tools to cover new subject matter in addition to astronomy such as chemistry and earth sciences.  We continue to develop improvements to our dome products including optical coatings and ways to make the projection surface more uniform.  There are also R&D efforts ongoing to enhance components of the systems we sell, such as improvements to theater lighting.

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

Employees

As of December 31, 2019, Evans & Sutherland and its subsidiaries employed a total of 96 persons of which 95 were employed full time.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth certain information regarding the executive officers of E&S as of December 31, 2019.

NameAgePosition

Jonathan A. Shaw63Chief Executive Officer and Director

Paul L. Dailey63Chief Financial Officer and Corporate Secretary

Kirk D. Johnson58Chief Operating Officer and President

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

ITEM 2. PROPERTIES

Our principal executive, engineering, manufacturing and operations facilities are in the University of Utah Research Park in Salt Lake City, Utah, where we lease space in two buildings totaling approximately 41,000 square feet.

Spitz owns and occupies an approximately 47,000 square-foot building on approximately 15.2 acres in Chadds Ford, Pennsylvania. The property serves as collateral under Spitz’s debt agreements through a mortgage granted to First Keystone Bank which is now The Bryn Mawr Trust Company, a commercial bank.

ITEM 3.LEGAL PROCEEDINGS

In the normal course of business, we may have various legal claims and other contingent matters.  We know of no legal claims outstanding that would have a material adverse effect on our consolidated financial position, liquidity or results of operations.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERMATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Over-the-Counter Markets under the symbol “ESCC.”  On March 30, 2020, there were approximately 415 holders of record of our common stock.  Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We have never paid a cash dividend on our common stock and have used funds generated internally to operate our business.  For the foreseeable future, we intend to follow our policy of retaining any future earnings to finance the development and growth of our business.

Additional information required by this item is incorporated by reference to the table captioned Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2019 in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of Part III of this annual report on Form 10-K.

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

The Impact of COVID-19

     As of the time of this filing, certain of the Company’s operating activities have been curtailed by the impact of COVID-19. Government directives have suspended manufacturing and limited workplace activities beginning March 23, 2020. The Company has empowered its employees to work remotely wherever possible to minimize the disruption to Company operations. The Company has received no communications from customers that indicate cancellations. We have received some requests to postpone deliveries and we expect more which will extend the timing of revenue recognition and, in some cases, customer payments. Public health directives from governments around the world are advising or prohibiting large gatherings to inhibit the spread of COVID-19. This has suspended the use of our products for much of our installed customer base. Continued restrictions and the potential behavioral changes resulting from the impact of COVID-19 may continue to influence the demand for our products which typically attract a large audience. Also, the ongoing impact of COVID-19 on the world’s economy could ultimately have material adverse consequences to the Company; however, as of now, the Company is unable to determine the likelihood or degree of such adverse consequences.

Executive Summary

Sales for 2019 were $27,716, or approximately 25% lower than the $37,193 of sales reported in 2018. This produced a net loss of $1,599 in 2019 compared to net income of $3,308 in 2018. The net loss reversed some of our recent gains in stockholders’ equity decreasing total stockholders’ equity to $6,684 as of December 31, 2019 compared to $8,373 as of December 31, 2018. The lower 2019 sales were attributable to a lower volume of new orders from mid-2018 to mid-2019. Also contributing to the lower 2019 sales were the acceleration of customer deliveries in 2018 which accelerated 2018 revenue that would otherwise have been recorded in 2019. The results of 2019 and 2018 demonstrate the degree of variability in sales that can occur from the timing of customer orders and deliveries.

We believe that the period of low volume of new orders was not attributable to work lost to competition, rather we believe that it was the timing of purchase decisions and delayed development of new projects by potential customers. We saw an increase in new orders in the second half of 2019 that improved the sales backlog at the end of 2019, and we are hopeful that this will continue. We believe that some of the 2019 lower sales were attributable to delayed decisions paced by new developing technologies.  We were optimistic that the improving backlog as of December 31, 2019 would lead us back to profitable sales levels in 2020 and that we would be able to continue to build on the recovery of the large stockholders’ deficit prior to the 2015 settlement of our pension liabilities; however, as noted above, the effects of the COVID-19 pandemic could materially adversely affect our business in 2020.  New orders to replenish the sales backlog will be critical to produce sales at sufficient levels for profitable results in 2020. We remain encouraged that the Company’s sales prospects will produce sufficient orders to sustain sales at profitable levels over the long term.

The Company used 2019 as an opportunity to redirect staff and resources, which would otherwise be working on customer projects, toward new sales and research and development activities to expand our products for future sales growth. As a result, operating expense increased and contributed to the net loss. We believe these efforts will lead to more sales and growth opportunities for the business; however, the Company’s limited resources present a challenge to developing new technologies, such as DomeX, to grow the business.

Beyond 2020, we expect variable but reasonably consistent future sales and gross profit from our current product line at annual levels sufficient to cover or exceed operating expenses and meet our obligations. As our recovery progresses from a large stockholders’ deficit eliminated mainly by the 2015 Pension Settlement, we expect to continue to improve our products and explore new opportunities to increase our sales and profits to grow shareholder value.

We are currently pursuing new opportunities for our business while we continue to develop and improve the products that serve our traditional markets. We consider the advancement of innovative products such as Digistar and DomeX essential to maintaining our leading share of the planetarium market. We will continue to develop and improve our planetarium products more narrowly focused on education markets such as our SciDome product. We intend to also continue development and improvement of our dome products used by planetarium theaters and many other varied applications.  We intend to continue the production of quality show content for planetarium theaters.  We believe that the ability to include the wide range of complementary products in the systems we sell, along with access to the legacy customer base of E&S and our subsidiary, Spitz, provides a unique competitive advantage.

Results of Operations

Consolidated Sales and Backlog

The following table summarizes our consolidated sales for the years ended December 31:

	2019	2018

Sales	$ 27,716	$ 37,193

Sales decreased 25% from 2018 to 2019. The lower sales in 2019 were attributable to the acceleration of customer deliveries in 2018 and a low volume of new customer orders from late 2018 through the first half of 2019.

Revenue backlog increased to $19,708 as of December 31, 2019, compared to $17,366 as of December 31, 2018. The increase in the revenue backlog was mainly due to an improving volume of new orders in the second half of 2019 and the low 2019 sales which were replenished by an improving volume of new orders in the third quarter of 2019.

Gross Profit

The following table summarizes our gross profit and the percentage to total sales for the years ended December 31:

	2019	2018

Gross profit	$ 9,359	$ 13,445
Gross profit percentage	34%	36%

The mix of products delivered and the types of customer contracts that contributed to the revenue in the periods presented causes variability in the gross profit percentage. The lower 2019 gross profit percentage was mainly attributable to the low 2019 sales causing inefficiencies that increase overhead cost of as a percentage of sales. The negative effect of the lower 2019 sales was partially offset by strong gross margins on several projects which were completed at costs lower than estimated as efforts to meet some customized product features and uncertain site conditions were less than anticipated.

Operating Expenses

The following table summarizes our operating expenses during the years ended December 31:

	2019	2018

Selling, general and administrative	$ 7,449	$ 6,669
Research and development	3,164	2,903
Pension	226	217
Total operating expense	$ 10,839	$ 9,789

Selling, general and administrative expenses were higher in 2019 compared to 2018. Most of the increase was attributable to a second quarter bad debt charge of $457 for a customer receivable in China. Also contributing to the increase was a higher use of engineering resources working sales proposals.

Research and development expenses were higher in 2019 due to the deployment of more engineering resources to R&D activities made possible by lower activities for customer deliveries and show content production. Research and development expenses generally vary with use of engineering resources for product improvement projects and customer delivery activities. Research and development activities consisted of exploration of new applications for our products, improvements to the software in our planetarium products, testing hardware to project high definition video on large dome screens, development of various utilities for planetarium theaters, testing of optical coatings for projection surfaces and developing techniques to make dome projection surfaces more uniform.

Pension expense attributable to our Supplemental Executive Retirement Plan (“SERP”) was slightly higher in 2019 compared to 2018 due to changes in the actuarial data and interest rates affecting the measurement of the pension expense.

Other Expense, net

The following table summarizes our other expense during the years ended December 31:

	2019	2018

Interest expense	$ (390)	$ (433)
Other income (expense), net	134	106
Other expense, net	$ (256)	$ (327)

Interest expense in 2019 and 2018 consisted mostly of imputed interest on the Pension Settlement Obligation. Interest expense also included interest paid on real estate debt in both years presented. Interest expense decreased in 2019 compared to 2018 due to the reduction of debt and is expected to continue to decrease at a comparable rate in future years.

Other income, net increased from $106 in 2018 to $134 in 2019 due primarily to rental income from a sublease for a small portion of our facilities.

Income Taxes

The income tax benefit (expense) consisted of federal and state income taxes as follows for the years ended December 31:

	2019	2018

Income tax benefit (expense)	$ 138	$ (21)

The 2019 tax benefit resulted primarily from state film tax credit for the production of a planetarium show which was recorded at the estimated value realizable through assignment.  The 2018 income tax expense was for state income taxes resulting from Spitz’ normal business activity in various jurisdictions.

Other Comprehensive Income

The following table summarizes other comprehensive income for the years ended December 31:

	2019	2018

Decrease (increase) to minimum pension liability	$ (206)	$ 200
Other comprehensive income	$ (206)	$ 200

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

Public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of restrictions on business activities, travel restrictions, business closures, and the promotion of social distancing, have affected and could continue to affect our customers’ behavior and impact our operations. Additionally, we cannot predict the impact that any widespread infection by COVID-19, including the potential infection of our workforce would have on our ability to perform our services. We continue to take measures to ensure the health and welfare of our employees. COVID-19 may affect the ability of our suppliers and vendors to provide products and services to us that support our activities. These and other factors may restrict our ability to conduct business and unpredictably increase or decrease demand for our products.

Due to the speed with which this situation is developing and the uncertainty regarding its extent or duration, we are not able to estimate the impact of COVID-19 on our revenues, results of operations, and liquidity, or our outlook for the first or second quarters of 2020 or beyond, and this impact could be material.

Cash Flows

The following table summarizes our cash flows for the years ended December 31:

	2019	2018
Net cash and cash equivalents provided by (used in):
Operating activities	$ (1,815)	$ 3,729
Investing activities	(124)	(101)
Financing activities	(653)	(631)
Increase (decrease) in cash and cash equivalents	$ (2,592)	$ 2,997

The fluctuation in the annual increase and decrease in cash and cash equivalents is mainly due to cash provided by or used in operating activities.

Operating Activities

The net cash used in operating activities in 2019 was attributable to $567 of cash absorbed by the $1,599 net loss after the effect of $1,032 of non-cash charges which was partially offset by a decrease in working capital of $1,248.  The non-cash charges consisted primarily of $266 of depreciation, $457 in the allowance for doubtful accounts receivable and $420 in noncash lease expense.  The changes in working capital which used cash were largely attributable to an increase in accounts receivable and unbilled contract revenue. These changes are attributable to the timing of performance on customer projects.

The net cash provided by operating activities in 2018 was attributable to $4,894 of cash provided by the $3,308 net income after the effect of $1,586 of non-cash charges which was partially offset by a decrease in working capital of $1,165.  The non-cash charges consisted primarily of $263 of depreciation, $427 in the provision for excess and obsolete inventory and $529 in noncash lease expense.  The changes in working capital which used cash were largely attributable to an increase in inventory and the reduction of liabilities. This was partially offset by a decrease in customer accounts receivable. These changes are attributable to the timing of performance on customer projects.

Investing Activities

Investing activities used $124 of cash during 2019 consisting of purchases of property and equipment of $131, less proceeds from the sale of property and equipment of $7.

Investing activities used $101 of cash during 2018 consisting of purchases of property and equipment of $136, less proceeds from the sale of property and equipment of $35.

Financing Activities

Financing activities used $653 of cash during 2019 consisting of $237 for principal payments on debt obligations and $437 for principal payments on the Pension Settlement Obligation offset by $21 from proceeds for shares issued upon the exercise of stock options.

Financing activities used $631 of cash during 2018 consisting of $224 for principal payments on debt obligations and $407 for principal payments on the Pension Settlement Obligation.

Credit Facilities

The Company is a party to a line-of-credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund Spitz working capital requirements. Under the line-of-credit agreement, interest is charged on amounts borrowed at the lender’s prime rate less 0.25%.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all the outstanding shares of Spitz common stock. The line-of-credit agreement and mortgage notes (with the same commercial bank) contain cross default provisions whereby a default on either agreement will result in a default on both agreements. There were no borrowings outstanding under the line-of-credit agreement as of December 31, 2019.

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

Under the terms of financing arrangements for letters of credit, the Company is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit issued, plus other amounts necessary to adequately secure obligations with the financial institutions who issue the letters of credit.  As of December 31, 2019, there was one outstanding letter of credit and bank guarantee of $31, which is scheduled to expire during the year ending December 31, 2020.

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

The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreement.  The real property had a carrying value of $3,863 as of December 31, 2019. The Mortgage Notes are guaranteed by E&S.

Land and building lease

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

Other

In 2020, we expect capital expenditures similar to 2019.  There were no material capital expenditure commitments as of December 31, 2019, nor do we anticipate any over the next several years.

Our Board of Directors has authorized the repurchase of 1,600,000 shares of our common stock.  As of March 30, 2020, 463,500 shares remained available for repurchase under the plans approved by the Board of Directors.  No shares were repurchased during 2019 or 2018.  Stock may be acquired on the open market or through negotiated transactions depending on market conditions, share price and other factors.

We also maintain trade credit arrangements with certain suppliers.  The unavailability of a significant portion of, or the loss of, these trade credit arrangements from suppliers would have a material adverse effect on our financial condition and operations.

As of December 31, 2019, our total indebtedness was $1,303 on the mortgage notes.  Our cash and restricted cash, subject to various restrictions set forth in this annual report on Form 10-K, are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, stock repurchases and other potential cash needs as they may arise.

Effects of Inflation

The effects of inflation were not considered material for the years 2019 and 2018 and are not expected to be material for the year 2020.

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

Inventories

Inventories include materials at weighted average actual costs.  We periodically review inventories for excess supply, obsolescence, and valuations above estimated realizable amounts, and then provide a reserve we consider sufficient to reduce inventories to net realizable values.  Reserve adequacy is based on estimates of future sales, product pricing, and requirements to complete projects.  Revisions of these estimates would result in adjustments to our operating results.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) ("Topic 842"). Topic 842 changes the accounting for leases. In particular, lessees will recognize lease assets and lease liabilities for operating leases. Effective January 1, 2019, the Company implemented Topic 842 as described in Note 6.

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

•Our belief that our existing sources of liquidity will provide sufficient liquidity to meet our obligations through 2020 and beyond.

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

•Our belief that capital expenditures during 2020 will be similar to the capital expenditures incurred during 2019.

•Our belief that the effects of inflation will not be material for 2020.

•Our belief that approximately 90% of our backlog will be converted to sales in 2020.

•Our belief that we will receive sufficient new orders to produce total sales in 2020 at sufficient levels to sustain profitable results.

•The uncertainty regarding the impact or duration of the COVID-19 virus pandemic that is rapidly spreading globally and adversely affecting communities and businesses, including ours.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Evans & Sutherland Computer Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Evans & Sutherland Computer Corporation (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Evans & Sutherland Computer Corporation as of December 31, 2019 and 2018, and the results of its consolidated operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Tanner LLC

Salt Lake City, Utah

March 30, 2020

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2019	2018
		(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$5,962	$8,365
Restricted cash	31	220
Accounts receivable, net	4,957	3,250
Current portion of lease receivable	278	262
Contract revenue in excess of billings	2,655	3,484
Inventories, net	2,516	3,072
Prepaid expenses and deposits	652	655
Total current assets	17,051	19,308
Long-term lease receivable, net of current portion	295	574
Operating lease right-of-use asset	2,509	187
Property and equipment, net	4,260	4,395
Goodwill	635	635
Other assets	1,928	2,249
Total assets	$26,678	$27,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,243	$1,527
Accrued liabilities	1,214	1,059
Billings in excess of contract revenue	5,428	5,959
Current portion of operating lease liability	307	188
Current portion of retirement obligations	682	621
Current portion of pension settlement obligation	468	438
Current portion of long-term debt	251	237
Total current liabilities	9,593	10,029
Operating lease liability, net of current portion	2,189	-
Retirement obligations, net of current portion	3,585	3,601
Pension settlement obligation, net of current portion	3,575	4,042
Long-term debt, net of current portion	1,052	1,303
Total liabilities	19,994	18,975
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized;
no shares outstanding	-	-
Common stock, $0.20 par value: 30,000,000 shares authorized;
11,746,866 shares issued	2,349	2,323
Additional paid-in-capital	54,057	53,967
Common stock in treasury, at cost, 264,350 shares	(3,532)	(3,532)
Accumulated deficit	(44,008)	(42,409)
Accumulated other comprehensive loss	(2,182)	(1,976)
Total stockholders’ equity	6,684	8,373
Total liabilities and stockholders’ equity	$26,678	$27,348

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2019	2018
		(As Adjusted)

Sales	$27,716	$37,193
Cost of sales	(18,357)	(23,748)
Gross profit	9,359	13,445
Operating expenses:
Selling, general and administrative	(7,450)	(6,669)
Research and development	(3,164)	(2,903)
Pension	(226)	(217)
Total operating expenses	(10,840)	(9,789)

Operating income (loss)	(1,481)	3,656
Other expense, net	(256)	(327)
Income (loss) before income tax provision	(1,737)	3,329
Income tax benefit (provision)	138	(21)
Net income (loss)	$(1,599)	$3,308

Net income (loss) per common share – basic	$(0.14)	$0.29
Net income (loss) per common share – diluted	$(0.14)	$0.28

Weighted average common shares outstanding – basic	11,464	11,353
Weighted average common shares outstanding – diluted	11,464	12,002

Comprehensive income (loss), net of tax:
Net income (loss)	$(1,599)	$3,308
Decrease (increase) in minimum pension liability	(206)	200
Total comprehensive income (loss)	$(1,805)	$3,508

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Loss	Total
Balance, December 31, 2017	11,617	$ 2,323	$ 53,818	$ (3,532)	$ (47,208)	$ (2,176)	$ 3,225
Balance at January 1, 2018, as
previously reported	11,617	2,323	53,818	(3,532)	(47,208)	(2,176)	3,225
Impact of change in accounting
policy Topic 606	-	-	-	-	683	-	683
Impact of change in accounting
policy Topic 842	-	-	-	-	808	-	808
Adjusted balance at January 1, 2018	11,617	2,323	53,818	(3,532)	(45,717)	(2,176)	4,716
Net income	-	-	-	-	3,308	-	3,308
Other comprehensive loss	-	-	-	-	-	200	200
Stock-based compensation	-	-	149	-	-	-	149
Balance, December 31, 2018 (as adjusted)	11,617	2,323	53,967	(3,532)	(42,409)	(1,976)	$ 8,373
Net loss	-	-	-	-	(1,599)	-	(1,599)
Exercise of stock options	130	26	(5)	-	-	-	21
Other comprehensive loss	-	-	-	-	-	(206)	(206)
Stock-based compensation	-	-	95	-	-	-	95
Balance, December 31, 2019	11,747	$ 2,349	$ 54,057	$ (3,532)	$ (44,008)	$ (2,182)	$ 6,684

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2019	2018
		(As Adjusted)

Cash flows from operating activities:
Net income (loss)	$(1,599)	$3,308
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	266	263
Deferred pension costs	(206)	200
Bad debt expense	457	-
Provision for excess and obsolete inventory	-	427
Noncash lease expense	420	529
Other	95	167
Changes in operating assets (increases in parenthesis)
and liabilities (decreases in parenthesis):
Accounts receivable	(2,171)	496
Lease receivable	263	247
Inventories	556	(449)
Operating lease right-of-use asset	(44)	-
Contract revenue in excess of billings	829	33
Prepaid expenses and other assets	324	(237)
Accounts payable	(284)	(140)
Accrued liabilities	155	147
Accrued pension and retirement liabilities	45	(428)
Billings in excess of contract revenue	(531)	(306)
Operating lease liability	(390)	(528)
Net cash provided by (used in) operating activities	(1,815)	3,729
		-
Cash flows from investing activities:
Purchases of property and equipment	(131)	(136)
Proceeds from sale of property and equipment	7	35
Net cash used in investing activities	(124)	(101)

Cash flows from financing activities:
Proceeds for shares issued on exercise of options	21	-
Principal payments on long-term debt	(674)	(631)
Net cash used in financing activities	(653)	(631)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,592)	2,997
Cash, cash equivalents, and restricted cash as of beginning of the year	8,585	5,588
Cash, cash equivalents, and restricted cash as of end of the year	$5,993	$8,585

Supplemental disclosures of non-cash investing and financing activities
New operating lease	$2,698	$-

Supplemental disclosures of cash flow information
Cash paid (received) during the period for (from):
Interest	$398	$74
Income taxes	(165)	103

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three or fewer months to be cash equivalents.  The Company maintains cash balances in bank accounts that, at times, exceed federally insured limits.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant risk with respect to cash.  As of December 31, 2019, cash deposits as reported by the banks, including restricted cash, exceeded the federally insured limits by approximately $5,702.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	2019	2018

Cash and cash equivalents	$ 5,962	$ 8,365
Restricted cash	31	220
Total cash, cash equivalents, and restricted cash
shown in the statements of cash flows	$ 5,993	$ 8,585

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

The table below represents changes in E&S’s allowance for doubtful accounts receivable for the years ended December 31:

	2019	2018

Beginning balance	$ 157	$ 109
Increase in estimated losses on accounts receivable	464	48
Ending balance	$ 621	$ 157

Inventories

Inventories include materials at weighted average actual costs.  Inventoried costs include material, direct engineering and production costs, and applicable overhead, not in excess of estimated market value.  E&S periodically reviews inventories for excess supply, obsolescence, and valuations above estimated realizable amounts, and provides a reserve sufficient to reduce inventories to net realizable values.  Revisions of these estimates could impact net loss.

During the years ended December 31, 2019 and 2018, E&S recognized impairment losses on inventory of $0 and $427, respectively.

Inventories as of December 31, were as follows:

	2019	2018

Raw materials	$ 5,215	$ 5,979
Work in process	182	116
Finished goods	465	323
Reserve for obsolete inventory	(3,346)	(3,346)
Inventories, net	$ 2,516	$ 3,072

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

Depreciation expense was $266 and $263 for the years ended December 31, 2019 and 2018, respectively.  The cost and estimated useful lives of property and equipment and the total accumulated depreciation were as follows as of December 31:

	Estimated
	Useful Lives	2019	2018

Land	n/a	$ 2,250	$ 2,250
Buildings and improvements	5 - 40 years	3,065	3,065
Manufacturing machinery and equipment	3 - 8 years	4,685	4,554
Office furniture and equipment	3 - 8 years	630	630
Total		10,630	10,499
Less accumulated depreciation		(6,370)	(6,104)
Net property and equipment		$ 4,260	$ 4,395

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

The table below represents changes in E&S’s warranty reserve for the years ended December 31:

	2019	2018

Beginning balance	$ 171	$ 139
Additions to warranty reserve	139	166
Warranty costs	(139)	(134)
Ending balance	$ 171	$ 171

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

Net Income (Loss) per Common Share

Basic net income (loss) per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares include shares that may be issued by the Company for outstanding stock options determined using the treasury stock method. In periods resulting in a net loss, potential common shares are anti-dilutive and therefore are not included. Net income (loss) per common share has been computed based on the following:

	2019	2018

Numerator
Net Income (Loss)	$ (1,599)	$ 3,308

Denominator
Weighted-average number of common shares outstanding - basic	11,464	11,353
Incremental shares assumed for stock options	-	625
Weighted-average number of common shares outstanding - dilutive	11,464	11,978
Basic net income (loss) per common share	$ (0.14)	$ 0.29
Diluted net income (loss) per common share	$ (0.14)	$ 0.28

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

Other Comprehensive Income

On a net basis for 2019 and 2018, there were deferred income tax assets resulting from items reflected in comprehensive income.  However, E&S has determined that it is more likely than not that it will not realize such net deferred income tax assets and has therefore established a valuation allowance against the full amount of the net deferred income tax assets.  Accordingly, the net income tax effect of the items included in other comprehensive income is zero.  Therefore, the Company has included no income tax expense or benefit in relation to items reflected in other comprehensive income.  The accumulated other comprehensive loss at the end of 2018 and 2019 consists of minimum pension liability attributable to the Supplemental Executive Retirement Plan (“SERP”) (see Note 7).

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) ("Topic 842"). Topic 842 changes the accounting for leases. In particular, lessees will recognize lease assets and lease liabilities for operating leases. Effective January 1, 2019, the Company implemented Topic 842 as described in Note 6.

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

Domes are hemispheric or curved metal structures fabricated from mostly aluminum metal tubing and sheets at the Company’s factory. Some Dome components have a special optical coating applied by a partner vendor. The Dome components are shipped to a customer site and are assembled and installed in or on the customer’s building by Company employees or subcontractors. Domes are often sold with an Audio-Visual System to serve as projection screens but can also be sold separately. Most often a Dome sold separately is used as a projection screen but occasionally they are used as architectural treatments. Dome projection screens sold separately can be used for existing planetarium theaters or other special visitor attractions such as theme park rides. A typical Dome is a hemispheric structure ranging from 40 to 70 feet in diameter, but Domes are also produced in various curved shapes and sizes to accommodate a special purpose. Dome sales typically range from $200 to $1,000 but occasionally exceed this range for sales of multiple complex structures priced at several million dollars.

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

Revenue Recognition Methods

Following the adoption of Topic 606, the Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The following describes the methods used to recognize revenue under the application of Topic 606.

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

Disaggregation of Revenue

In the following tables, revenue reported for the years ended December 31, 2019 and 2018 under Topic 606 is disaggregated by primary geographical market, major product line, timing of revenue recognition and product application.

Revenue for the year ended December 31, 2019:

Product Application	Planetarium Theaters	Other Visitor Attractions	Architectural Treatments	Total

Primary Geographic Area:
North America	$13,376	$1,188	$125	$14,689
Europe	4,519	1,245	-	5,764
Asia	3,798	977	-	4,775
Other	2,458	30	-	2,488
	$24,151	$3,440	$125	$27,716

Products:
Audio-Visual Systems	$14,802	$1,249	$-	$16,051
Domes	4,726	2,112	125	6,963
Show Content	2,340	76	-	2,416
Maintenance and Service	2,283	3	-	2,286
	$24,151	$3,440	$125	$27,716

Timing of revenue recognition:
Goods transferred at point in time	$3,138	$103	$-	$3,241
Goods and services transferred over time	21,013	3,337	125	24,475
	$24,151	$3,440	$125	$27,716

Revenue for the year ended December 31, 2018:

Product Application	Planetarium Theaters	Other Visitor Attractions	Architectural Treatments	Total

Primary Geographic Area:

North America	$ 23,443	$ 1,452	$ 1,022	$ 25,917
Europe	2,607	1,175	-	3,782
Asia	4,077	1,911	-	5,988
Other	1,506	-	-	1,506
	$ 31,633	$ 4,538	$ 1,022	$ 37,193

Products:

Audio-Visual Systems	$ 21,315	$ 1,646	$ -	$ 22,961
Domes	5,686	2,892	1,022	9,600
Show Content	2,225	-	-	2,225
Maintenance and Service	2,407	-	-	2,407
	$ 31,633	$ 4,538	$ 1,022	$ 37,193

Timing of revenue recognition:

Goods transferred at point in time	$ 2,935	$ -	$ -	$ 2,935
Goods and services transferred over time	28,698	4,538	1,022	34,258
	$ 31,633	$ 4,538	$ 1,022	$ 37,193

Contract Balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Receivables reported as accounts receivable, net	$ 4,957	$ 3,250
Contract revenue in excess of billings	2,655	3,484
Billings in excess of contract revenue	5,428	5,959

Significant changes in the contract assets and the contract liabilities balances during the year are as follows:

	Contract Assets	Contract Liabilities

Revenue recognized that was included in the contract liability balance at the beginning of the period		$ (4,478)

Increases due to amounts billed to customers, excluding amounts recognized as revenue during the period		$ 3,947

Transferred to receivables from contract assets recognized at the beginning of the period	$ (2,994)

Increases as a result of revenue recognized, excluding amounts transferred to receivables during the period	$ 2,165

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

	2020	2021	2022	2023	2024

Sales	$16,018	$3,381	$202	$22	$85

Note 3 – Changes in Accounting Principal

As described in Note 6, the Company adopted Topic 842 Leases, effective January 1, 2019 resulting in the retrospective adjustment of the comparative 2018 periods presented. Prior to the application of Topic 842, the rent expense was recorded in the amount of the lease payments, adjusted on straight-line basis over the lease term, less the amortization of a deferred gain from a 2014 sale leaseback transaction.  Under Topic 842, this gain would be recognized at the time of the transaction and not deferred. As a result, there was an adjustment to eliminate the unamortized balance of the deferred gain for cumulative effect of the initial application which increased the opening balance of stockholders’ equity in the amount of $808 at January 1, 2018. The presented consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2018 is adjusted to reflect an increase in rent expense in the amount of $439. The consolidated balance sheet presented as of December 31, 2018 is adjusted to reflect the right-of-use (“ROU”) asset and operating lease liability described in Note 6 along with an increase in stockholders’ equity of $369.

Note 4 – Goodwill

Goodwill of $635 resulted from the acquisition of the Company’s wholly owned subsidiary, Spitz, and was measured as the excess of the $2,884 purchase consideration paid over the fair value of the net assets acquired. The Company has made its annual assessment of impairment of goodwill and has concluded that goodwill is not impaired as of December 31, 2019.

Note 5 – Lease Receivable

In 2016, the Company entered into a lease agreement with a customer whereby the Company will be the Lessor and the customer will be the lessee of a Planetarium System produced, delivered and installed by the Company. The lease term is 5 years and requires the customer to make rent payments to the Company over the lease term in accordance with the fixed schedule in the agreement.  The equipment will be returned to the Company at the end of the lease term at which time the Company estimates that the system will have no residual value.  The customer obtained control of the leased assets upon delivery and acceptance of the system on December 7, 2016.  The lease is accounted for as a sales-type lease since the lease term is for substantially all of the economic life of the system, the present value of the lease payments amounts to substantially all of the fair value of the underlying assets, and the customer will retain the control with substantially all of the risks and awards of ownership of the system.  The discounted present value of the payments to be made under the lease agreement, using an annual rate of 6%, amounts to $1,754. This amount represents the fair value of the equipment of $1,678 and the maintenance services E&S is to provide over the terms of the lease valued at $76.  In 2018, the Company collected $307 in lease payments of which $60 was recorded as interest income and $247 as principal reduction of the lease receivable.  In 2019, the Company collected $307 in lease payments of which $44 was recorded as interest income and $263 as principal reduction of the lease receivable.

The balance of lease receivable as of December 31, 2019 and 2018 is recorded as follows:

	2019	2018

Lease receivable	$ 278	$ 262
Lease receivable long term	295	574
Total	$ 573	$ 836

Note 6 – Operating Lease

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

As a result of the adoption of ASC 842, the Company recognized an operating lease liability with a corresponding ROU asset of the same amount based on the present value of the minimum rental payments of the Previous Facility Lease as of January 1, 2018.  The discount rate used to compute the present value of the minimum rental payments of the Previous Facility Lease is the Company’s estimated borrowing rate of 7.5% as of the inception of the term of the Previous Facility Lease.  The operating lease expense was computed on the straight-line basis which amounted to $573 reported as rent expense for the year ended December 31, 2018 and $183 for the first four months of 2019 through the April 30, 2019 termination of the Previous Facility Lease.

For the New Facility Lease, the Company recognized an operating lease liability in the amount of $2,698 and a ROU asset in the amount of $2,742 as of May 1, 2019.  The operating lease liability consists of the present value of the minimum rental payments of the New Facility Lease.  The discount rate used to compute the present value of the minimum rental payments of the New Facility Lease is the Company’s estimated borrowing rate of 5.25% as of May 1, 2019.  The ROU asset consists of the lease liability plus an indirect cost of $44 attributable to negotiating and arranging the lease.  The operating lease expense is computed on the straight-line basis which amounts to $312 reported as rent expense for the eight-month period ended December 31, 2019.

Balance sheet information related to Previous Facility Lease and New Facility Lease are as follows:

	December 31,	December 31,
	2019	2018

Operating lease right-of-use asset	$2,509	$187
Operating lease liability, current portion	307	188
Operating lease liability, net of current portion	2,189	-

The components of lease expense are as follows:

	December 31,	December 31,
	2019	2018

Amortization of right-of-use asset recorded as rent expense	$413	$540
Interest on lease liability included in other expense	82	33
Total lease cost	$495	$573

Maturities of the lease liability are as follows:

Future Minimum Lease Payments

2020	$431
2021	444
2022	457
2023	471
2024	485
Thereafter	666
Total future minimum lease payments	2,954
Less: amount representing interest	(458)
Present value of future payments	2,496
Current portion	307
Long-term portion	$2,189

Other information related to the lease:

For the years ended:

	December 31,	December 31,
	2019	2018

Operating cashflows
Cash paid related to operating lease obligation	$460	$566
Remaining lease term (in years)
Operating lease	6.3	0.3

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

To secure the Company’s obligations under the Pension Settlement Agreement, on April 21, 2015, the Company also entered into a Security Agreement with the PBGC (the “Security Agreement”), and executed an Open-End Mortgage in favor of the PBGC (the “Mortgage”) on certain real property owned by the Company’s subsidiary, Spitz, Inc. (“Spitz”). The Security Agreement and Mortgage grant to the PBGC a security interest on all the Company’s presently owned and after-acquired property and proceeds thereof, free and clear of all liens and other encumbrances, except those described therein (the “Senior Liens”). The PBGC’s security interest in the Company’s property is subordinate to the Company’s two senior lenders pursuant to the Security Agreement and agreements between the PBGC and the lenders (the “Intercreditor Agreements”). The Intercreditor Agreements provide for the lenders to extend credit to the Company, secured by the Senior Liens, up to specified limits. The Intercreditor Agreement between the lender of the mortgage notes and line of credit (see Note 8) and the PBGC provides for total aggregate loans of up to $6,500 secured by Senior Liens on Spitz assets. The second Intercreditor Agreement between another lender and the PBGC provides for up to $3,000 of letter of credit indebtedness secured by Senior Liens on cash deposits.

The balance of the Pension Settlement Obligation is recorded on the balance sheet as of December 31, 2019 and 2018 as follows:

	2019	2018
Current portion of pension settlement obligation	$ 468	$ 438
Pension settlement obligation, net of current portion	3,575	4,042
Total Pension Settlement Obligation	$ 4,043	$ 4,480

Supplemental Executive Retirement Plan (SERP)

The SERP provides eligible former executives, employed by the Company prior to 2002, defined pension benefits based on average salary, years of service and age at retirement.  The SERP was amended in 2002 to discontinue further SERP gains from future salary increases and close the SERP to new participants.

Obligations and Funded Status for SERP

E&S uses a December 31 measurement date for the SERP.

Information concerning the obligations, plan assets and funded status of employee retirement defined benefit plans are provided below:

Changes in benefit obligation	2019	2018

Projected benefit obligation - beginning of year	$ 4,222	$ 4,650
Interest cost	148	136
Actuarial loss (gain)	284	(119)
Benefits paid	(387)	(445)
Projected benefit obligation - end of year	$ 4,267	$ 4,222

Changes in plan assets	2019	2018

Contributions	$ 386	$ 445
Benefits paid	(386)	(445)
Fair value of plan assets - end of year	$ -	$ -

Net amount recognized	2019	2018

Unfunded status	$ (4,267)	$ (4,222)
Unrecognized net actuarial loss	2,182	1,976
Net amount recognized	$ (2,085)	$ (2,246)

Amounts recognized in the consolidated balance sheets consisted of:

	2019	2018

Accrued liability	$ (4,267)	$ (4,222)
Accumulated other comprehensive loss	2,182	1,976
Net amount recognized	$ (2,085)	$ (2,246)

Components of net periodic benefit cost:

	2019	2018

Interest cost	$ 148	$ 136
Amortization of actuarial loss	78	81
Amortization of prior year service cost	-	-
Net periodic benefit expense	$ 226	$ 217

Additional information

Pension expense was $226 and $217 for the years ended December 31, 2019 and 2018, respectively, which consisted of net periodic benefit expense for the SERP.

The SERP minimum liability recorded in other comprehensive loss increased $206 in 2019 compared to a decrease of $200 in 2018.  The increase in 2019 was primarily due to a decrease in the discount rate. The decrease in 2018 was primarily due to an increase in the discount rate and change to the mortality table offset by an increase due to the change to payout assumption.

Assumptions

The weighted average assumptions used to remeasure benefit obligations as of December 31, 2019 and 2018 included a discount rate of 2.6% and 3.8%, respectively, for the SERP.  The weighted average assumptions used to determine net periodic cost for the years ended December 31, 2019 and 2018 included a discount rate of 2.6% and 3.8%, respectively, in each year for the SERP.

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

The Company expects to contribute and pay benefits of approximately $682 related to the SERP in 2020.

Estimated future benefit payments

As of December 31, 2019, the following benefits are expected to be paid based on actuarial estimates and prior experience:

Years Ending
December 31,	SERP
2020	$ 682
2021	$ 419
2022	$ 412
2023	$ 396
2024	$ 387
2025-2029	$ 1,336

401(k) Deferred Savings Plan

The Company has a deferred savings plan that qualifies under Section 401(k) of the Internal Revenue Code.  The 401(k) plan covers all employees of the Company who have at least one year of service and who are age 18 or older.  Matching contributions of 50% are made on the first 6% of employee contributions after the employee has achieved one year of service.  Extra matching contributions can be made based on profitability and other financial and operational considerations.  The Company makes a 3% contribution in addition to the matching contribution.  Contributions to the 401(k) plan for 2019 and 2018 were $482 and $444, respectively.

Note 8 –Debt

Long-term debt consisted of the following as of December 31, 2019 and 2018:

	2019	2018
First mortgage note payable due in monthly installments of $23 (interest at 5.75%) through January 1, 2024; payment and rate subject to adjustment every 3 years, next adjustment January 14, 2021	$ 1,008	$ 1,221
Second mortgage note payable due in monthly installments of $4 (interest at 5.99%) through October 1, 2028; payment and rate subject to adjustment every 5 years, next adjustment October 1, 2023	295	319
Total debt	1,303	1,540
Current portion of long-term debt	(251)	(237)
Long-term debt, net of current portion	$ 1,052	$ 1,303

Principal maturities on total debt are as follows:

Years Ending
December 31,
2020	$ 251
2021	266
2022	282
2023	299
2024	56
Thereafter	149
Total debt	$ 1,303

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

The Mortgage Notes are secured by the real property occupied by Spitz pursuant to a Mortgage and Security Agreement.  The real property had a carrying value of $3,863 as of December 31, 2019. The Mortgage Notes are guaranteed by E&S.

Line of Credit

The Company is a party to a line-of-credit agreement with a commercial bank which permits borrowings of up to $1,100 to fund Spitz working capital requirements. Under the line of credit agreement, interest is charged on amounts borrowed at the lender’s prime rate less 0.25%.  Any borrowings under the Credit Agreement are secured by Spitz real and personal property and all of the outstanding shares of Spitz common stock. The line-of-credit agreement and mortgage notes (with the same commercial bank) contain cross default provisions whereby a default on either agreement will result in a default on both agreements. There were no borrowings outstanding under the line-of-credit agreement as of December 31, 2019.

Note 9 - Income Taxes

Income tax for 2019 and 2018 consisted of a benefit of $(138) and an expense of $21, respectively, of federal and state income taxes. The actual expense (benefit) differs from the expected tax expense (benefit) as computed by applying the U.S. federal statutory income tax rate of 21 percent for 2019 and 2018, respectively, as follows:

	2019	2018

Income tax provision (benefit) at U.S. federal statutory rate	$ (365)	$ 791
State tax provision (benefit), net of federal income tax	(155)	116
Change in valuation allowance attributable to operations	(298)	(3,114)
Change in effective tax rate	-	111
Stock compensation	9	30
True-up adjustments and expiration of tax carryforwards and credits	685	2,105
Other, net	(14)	(18)
Income tax expense (benefit)	$ (138)	$ 21

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	2019	2018

Property and equipment, principally due to differences in depreciation	$ 85	$ 68
Inventory reserves and other inventory-related temporary basis differences	437	437
Warranty, vacation, deferred rent and other liabilities	(446)	251
Retirement liabilities	504	543
Net operating loss carryforwards	35,205	35,532
Credit carryforwards	-	28
Other	956	181
Total deferred income tax	36,741	37,040
Less valuation allowance	(36,741)	(37,040)
Net deferred income tax	$ -	$ -

Worldwide income before income taxes consisted of the following:

	2019	2018

United States	$ (1,738)	$ 3,768
International	-	-
Total	$ (1,738)	$ 3,768

Income tax expense (benefit) consisted of the following:

	2019	2018
Current
U.S. federal	$ (28)	$ (1)
State	(110)	22
Total current expense (benefit)	$ (138)	$ 21
Deferred
U.S. federal	$ (297)	$ 1,477
State	595	1,637
Total	298	3,114
Valuation allowance increase	(298)	(3,114)
Total deferred expense (benefit)	-	-

Total income tax expense (benefit)	$ (138)	$ 21

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

E&S has total federal net operating loss carryforwards of approximately $162,300 which begin to expire in 2020. The Company has federal minimum tax credit carryforwards of approximately $0 which do not expire. The Company has $1,600 of federal research credits that begin to expire in 2020 and $800 of state research credits that begin to expire in 2020. The Company has not recorded a benefit for these research credits in the financial statements because it does not meet the more-likely-than-not position recognition threshold. E&S also has state net operating loss carryforwards of approximately $23,900 that expire at various dates depending on the rules of the states to which the loss or credit is allocated.

The Company evaluates its deferred tax assets for realizability based on the available positive and negative evidence. Due to cumulative losses and the significance of the carryforwards, the Company determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, a valuation allowance has been established to offset the net deferred tax assets. During the years ended December 31, 2019 and 2018, the valuation allowance on deferred tax assets decreased by $298 and $3,114, respectively.

The Company is subject to audit by the IRS and various states for tax years dating back to 2016.  No federal or state tax returns are currently under audit. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Note 10 - Commitments and Contingencies

Letters of Credit

Under the terms of financing arrangements for letters of credit, E&S is required to maintain a balance in a specific cash account equal to or greater than the outstanding value of all letters of credit or bank guarantees issued, plus other amounts necessary to adequately secure obligations with the financial institution.  As of December 31, 2018, there were outstanding letters of credit and bank guarantees of $220 which are scheduled to expire in 2019. As of December 31, 2019, there was an outstanding letter of credit and bank guarantee of $31 which is scheduled to expire in January 2021.

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

The number of shares, terms, and exercise periods of option grants are determined by the Board of Directors on an option-by-option basis. Options generally vest ratably over three years and expire ten years from the date of grant.  As of December 31, 2019, options to purchase 876,981 shares of common stock were authorized and reserved for future grant.

A summary of activity follows (shares in thousands):

	2019		2018
		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price

Outstanding as of beginning of the year	1,597	$ 0.65	1,610	$ 0.66
Granted	166	0.80	150	1.12
Exercised	(130)	0.17	-	-
Forfeited or expired	(41)	0.66	(163)	1.21
Outstanding as of end of the year	1,592	0.71	1,597	0.65

Exercisable as of end of the year	1,523	0.61	1,131	0.48

The weighted average fair value of options granted during 2019 and 2018 was $0.40 and $0.77, respectively.  As of December 31, 2019, options exercisable and options outstanding had a weighted average remaining contractual term of 4.7 and 5.8 years with aggregate intrinsic value of $276 and $276, respectively. As of December 31, 2018, options exercisable and options outstanding had a weighted average remaining contractual term of 4.7 and 5.7 years with aggregate intrinsic value of $385 and $385, respectively.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants made in 2019 and 2018:

	2019	2018
Expected life (in years)	3.5	3.5
Risk free interest rate	2.6%	2.0%
Expected volatility	81.2%	125.0%
Dividend yield	-	-

Expected option lives and volatilities are based on historical data of the Company.  The risk-free interest rate is calculated as the average US Treasury bill rate that corresponds with the option life.  Historically, the Company has not declared dividends and there are no plans to do so.

As of December 31, 2019, there was approximately $76 of total unrecognized share-based compensation cost related to grants collectively under the 2004 Plan and 2014 Plan that will be recognized over a weighted-average period of 1.9 years.  As of December 31, 2018, there was approximately $90 of total unrecognized share-based compensation cost related to grants collectively under the 2004 Plan and 2014 Plan that will be recognized over a weighted-average period of 1.9 years.

Share-based compensation expense, from awards collectively under the 2004 Plan and 2014 Plan for the years ended December 31, 2019 and 2018 amounted to $95 and $149, respectively, and was included in general and administrative expense on the statements of comprehensive income.

Note 12 - Preferred Stock

Class A Preferred Stock

The Company has 5,000,000 authorized shares of Class A Preferred stock.  As of December 31, 2019 and 2018, there were no Class A Preferred shares outstanding.

Class B Preferred Stock

The Company has 5,000,000 authorized shares of Class B Preferred stock.  As of December 31, 2019 and 2018, there were no Class B Preferred shares outstanding.

Note 13 - Significant Customers

As of December 31, 2019, Customer A represented 32% and Customer B represented 10% of accounts receivable, and Customer C represented 16%, Customer D 17%, Customer E 13%, and Customer F 11% of contract revenue in excess of billings.

As of December 31, 2018, Customer G represented 24% of accounts receivable, and Customer H represented 10% of contract revenue in excess of billings.

For the years ended December 31, 2019 and 2018, no customers represented 10% or more of total sales.

Note 14 – Subsequent Events

Merger Agreement and Tender Offer

On February 9, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Elevate Entertainment Inc., a Delaware corporation (“Elevate”), and Elevate Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Elevate (“Purchaser”). On February 27, 2020, Purchaser commenced a cash tender offer (the “Offer”) to purchase all of the outstanding shares (the “Shares”) of common stock of the Company at a price of $1.19 per Share, net to the seller in cash, without interest, and subject to applicable withholding taxes.  The Offer expired at midnight (Eastern Time) at the end of the day March 25, 2020. As of the expiration of the tender offer period, approximately 10,576,487 Shares (excluding approximately 50,741 Shares subject to guaranteed delivery procedures) were properly tendered and not withdrawn in the Offer, representing approximately 92.1% of the aggregate number of the Company’s issued and outstanding Shares. On March 26, 2020, Purchaser announced that it had accepted for purchase the tendered Shares and the termination of the Offer.

Pursuant to the terms of the Merger Agreement and in accordance with applicable Utah law, Elevate will complete a second-step merger that will result in the Company becoming a subsidiary of Elevate. Elevate and its subsidiary intend to complete the merger and acquisition of the Company as promptly as practicable without a meeting of Company shareholders. In the merger, each of the remaining Shares will be converted into the right to receive $1.19 per Share, net to the shareholder in cash, without interest thereon and subject to any applicable tax withholding, which is the same amount per Share that was paid in the Offer.

The Impact of COVID-19

As of the time of this filing the Company’s operating activities have been curtailed by the impact of COVID-19. Government directives have suspended manufacturing and limited workplace activities beginning March 23, 2020. The Company has empowered its employees to work remotely wherever possible to minimize the disruption to Company operations. The Company has received no communications from customers that indicate cancellations. We have received some requests to postpone deliveries and we expect more which will extend the timing of revenue recognition and, in some cases, customer payments. Public health directives from governments around the world are advising or prohibiting large gatherings to inhibit the spread of COVID-19. This has suspended the use of our products for much of our installed customer base. Continued restrictions and the potential behavioral changes resulting from the impact of COVID-19 may continue to influence the demand for our products which typically attract a large audience. Also, the ongoing impact of COVID-19 on the world’s economy could ultimately have material adverse consequences to the Company; however, as of now, the Company is unable to determine the likelihood or degree of such adverse consequences.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting.

       There have been no changes in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the year ended December 31, 2019, or subsequent to that date, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

ITEM 9B.OTHER INFORMATION

None

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND cORPORATE gOVERNANCE

Certain information required by Item 401 of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2020 Annual Meeting of Stockholders and that information is incorporated herein by reference.  Information required by Item 405 of Regulation S-K will be included under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for our 2020 Annual Meeting of Stockholders and that information is incorporated herein by reference.  Certain information required by Item 401 of Regulation S-K is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” The information required by Item 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the caption “Election of Directors” in the Proxy Statement for our 2020 Annual Meeting of Stockholders and that information is herein incorporated by reference.

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

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item will be included under the captions, “Executive Compensation,” and, “Election of Directors,” in the Proxy Statement for our 2020 Annual Meeting of Stockholders and that information is herein incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for our 2020 Annual Meeting of Stockholders and that information is herein incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2019:

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders	1,591,500	$ 0.71	876,981
Equity compensation plans not approved by
security holders	-	-	-
Total	1,591,500	$ 0.71	876,981

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption, “Certain Relationships and Related Party Transactions,” in the Proxy Statement for our 2020 Annual Meeting of Stockholders and that information is herein incorporated by reference. The information required by Item 407(a) of Regulation S-K will be included under the caption, “Election of Directors,” in the Proxy Statement for our 2020 Annual Meeting of Stockholders and that information is herein incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the caption, “Report of the Audit Committee of the Board of Directors,” in the Proxy Statement for our 2020 Annual Meeting of Stockholders and that information is herein incorporated by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)List of documents filed as part of this report

1.Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this report on Form 10-K.

•Consolidated Balance Sheets as of December 31, 2019 and 2018

•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019 and 2018

•Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2019 and 2018

•Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018

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

3.2.4Amendment No. 3 to Amended and Restated Bylaws of Evans & Sutherland Computer Corporation, filed as Exhibit 3.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on February 13, 2020 and incorporated herein by reference.

Instruments defining the rights of security holders

4.1Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934.

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

10.11Second Amendment to Employment Agreement, by and between Evans & Sutherland Computer Corporation and Jonathan Shaw, dated February 9, 2020, filed as Exhibit (e)(6) to Evans & Sutherland Computer Corporation’s Schedule 14D-9 filed with the Commission on February 27, 2020, and incorporated herein by reference.

10.12First Amendment to Employment Agreement, by and between Evans & Sutherland Computer Corporation and Paul Dailey, dated February 9, 2020, filed as Exhibit (e)(7) to Evans & Sutherland Computer Corporation’s Schedule 14D-9 filed with the Commission on February 27, 2020, and incorporated herein by reference.

10.13Second Amendment to Employment Agreement, by and between Evans & Sutherland Computer Corporation and Kirk Johnson, dated February 9, 2020, filed as Exhibit (e)(8) to Evans & Sutherland Computer Corporation’s Schedule 14D-9 filed with the Commission on February 27, 2020, and incorporated herein by reference.

10.14Transaction Bonus Agreement, by and between Evans & Sutherland Computer Corporation and Jonathan Shaw, dated February 9, 2020, filed as Exhibit (e)(9) to Evans & Sutherland Computer Corporation’s Schedule 14D-9 filed with the Commission on February 27, 2020, and incorporated herein by reference.

10.15Transaction Bonus Agreement, by and between Evans & Sutherland Computer Corporation and Paul Dailey, dated February 9, 2020, filed as Exhibit (e)(10) to Evans & Sutherland Computer Corporation’s Schedule 14D-9 filed with the Commission on February 27, 2020, and incorporated herein by reference.

10.16Transaction Bonus Agreement, by and between Evans & Sutherland Computer Corporation and Kirk Johnson, dated February 9, 2020, filed as Exhibit (e)(11) to Evans & Sutherland Computer Corporation’s Schedule 14D-9 filed with the Commission on February 27, 2020, and incorporated herein by reference.

Other material contracts

10.17Guaranty, dated April 28, 2006, by Evans and Sutherland Computer Corporation, filed as Exhibit 10.7 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.18Pledge Agreement, dated April 28, 2006, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.8 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.19Security Agreement, dated April 28, 2006, by and between Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.9 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.20Open-end Mortgage and Security Agreement, dated April 28, 2006, by and between Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.10 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

10.21Mortgage Note dated January 14, 2004, of Transnational Industries, Inc. and Spitz, Inc. to First Keystone Bank filed as Exhibit 10.25 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.22Open-End Mortgage and Security Agreement dated January 14, 2004, between Spitz, Inc. and First Keystone Bank filed as Exhibit 10.26 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.23Loan Agreement dated as January 14, 2004, between First Keystone Bank, Transnational Industries, Inc. and Spitz, Inc filed as Exhibit 10.27 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.24First Modification Agreement to Mortgage Loan Agreements, dated March 30 2007, by and between Evans & Sutherland Computer Corporation, Spitz, Inc. and First Keystone Bank, filed as Exhibit 10.28 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.25Guaranty, dated March 30, 2007 by Evans and Sutherland Computer Corporation, filed as Exhibit 10.30 to Evans & Sutherland Computer Corporation’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.26First Amendment to Sublease Agreement dated November 4, 2014, by and between Evans & Sutherland Computer Corporation and Wasatch Research Park I, LLC, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended September 26, 2014 and incorporated herein by reference.

10.27Line of Credit Agreement between Spitz, Inc. and Bryn Mawr Trust Company dated March 15, 2012 filed as Exhibit 10.2 to Evans & Sutherland Computer Corporation’s Form 10-Q for the quarter ended September 26, 2014 and incorporated herein by reference.

10.28Settlement Agreement, dated April 21, 2015, between Pension Benefit Guaranty Corporation, Evans & Sutherland Computer Corporation and Spitz, Inc., filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on April 24, 2015, and incorporated herein by reference.

10.29Agreement for Appointment of Trustee and Termination of Plan, dated April 21, 2015, between Pension Benefit Guaranty Corporation and Evans & Sutherland Computer Corporation, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on April 24, 2015, and incorporated herein by reference.

10.30Security Agreement, dated April 21, 2015, between Pension Benefit Guaranty Corporation, Evans & Sutherland Computer Corporation and Spitz, Inc., filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on April 24, 2015, and incorporated herein by reference

10.31Open-End Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated April 21, 2015, executed by Spitz, Inc. in favor of Pension Benefit Guaranty Corporation, filed as Exhibit 10.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on April 24, 2015, and incorporated herein by reference.

10.32Agreement and Plan of Merger, dated February 9, 2020, between Elevate Entertainment Inc., Elevate Acquisition Corporation, and Evans & Sutherland Computer Corporation, filed as Exhibit 2.1 to Evans & Sutherland Computer Corporation’s Form 8-K filed with the Commission on February 13, 2020, and incorporated herein by reference.

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

March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JONATHAN SHAW Jonathan Shaw	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2020
/s/ PAUL L. DAILEY Paul L. Dailey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2020
/s/ L TIM PIERCE L Tim Pierce	Director	March 30, 2020
/s/ WILLIAM SCHNEIDER, JR William Schneider, Jr.	Director	March 30, 2020
/s/ E. MICHAEL CAMPBELL E. Michael Campbell	Director	March 30, 2020
/s/ WILLIAM E. STRINGHAM William E. Stringham	Director	March 30, 2020